Form 10-Q
period 2016-06-30
Mondelez International, Inc.
filed 2016-07-27
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 22, 2016, there were 1,555,535,018 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net revenues	$6,302	$7,661	$12,757	$15,423
Cost of sales	3,786	4,595	7,706	9,416

Gross profit	2,516	3,066	5,051	6,007

Selling, general and administrative expenses	1,668	1,961	3,283	3,885
Asset impairment and exit costs	166	231	320	391
Gain on divestiture	–	(13)	–	(13)
Amortization of intangibles	44	46	88	92

Operating income	638	841	1,360	1,652

Interest and other expense, net	151	314	395	700

Earnings before income taxes	487	527	965	952

Provision for income taxes	(118)	(100)	(167)	(213)
Gain on equity method investment exchange	–	–	43	–
Equity method investment net earnings	102	–	187	–

Net earnings	471	427	1,028	739

Noncontrolling interest earnings	(7)	(21)	(10)	(9)

Net earnings attributable to Mondelēz International	$464	$406	$1,018	$730

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.30	$0.25	$0.65	$0.45

Diluted earnings per share attributable to Mondelēz International	$0.29	$0.25	$0.64	$0.44

Dividends declared	$0.17	$0.15	$0.34	$0.30

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net earnings	$471	$427	$1,028	$739
Other comprehensive earnings / (losses):
Currency translation adjustment	(463)	501	138	(1,412)
Pension and other benefit plans	45	31	69	73
Derivative cash flow hedges	17	(7)	10	(51)

Total other comprehensive earnings / (losses)	(401)	525	217	(1,390)

Comprehensive earnings / (losses)	70	952	1,245	(651)
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	(7)	30	9	(7)

Comprehensive earnings / (losses) attributable to Mondelēz International	$77	$922	$1,236	$(644)

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$1,755	$1,870
Trade receivables (net of allowances of $58 at June 30, 2016 and $54 at December 31, 2015)	2,796	2,634
Other receivables (net of allowances of $104 at June 30, 2016 and $109 at December 31, 2015)	1,123	1,212
Inventories, net	2,713	2,609
Other current assets	592	633

Total current assets	8,979	8,958

Property, plant and equipment, net	8,425	8,362
Goodwill	20,741	20,664
Intangible assets, net	18,781	18,768
Prepaid pension assets	72	69
Deferred income taxes	270	277
Equity method investments	5,618	5,387
Other assets	385	358

TOTAL ASSETS	$63,271	$62,843

LIABILITIES
Short-term borrowings	$2,691	$236
Current portion of long-term debt	1,011	605
Accounts payable	4,562	4,890
Accrued marketing	1,489	1,634
Accrued employment costs	698	844
Other current liabilities	2,545	2,713

Total current liabilities	12,996	10,922

Long-term debt	13,578	14,557
Deferred income taxes	4,801	4,750
Accrued pension costs	1,715	2,183
Accrued postretirement health care costs	497	499
Other liabilities	2,008	1,832

TOTAL LIABILITIES	35,595	34,743

Commitments and Contingencies (Note 11)

EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at June 30, 2016 and December 31, 2015)	–	–
Additional paid-in capital	31,771	31,760
Retained earnings	21,127	20,700
Accumulated other comprehensive losses	(9,768)	(9,986)
Treasury stock, at cost (441,480,348 shares at June 30, 2016 and 416,504,624 shares at December 31, 2015)	(15,538)	(14,462)

Total Mondelēz International Shareholders’ Equity	27,592	28,012
Noncontrolling interest	84	88

TOTAL EQUITY	27,676	28,100

TOTAL LIABILITIES AND EQUITY	$63,271	$62,843

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest*	Total Equity

Balances at January 1, 2015	$–	$31,651	$14,529	$(7,318)	$(11,112)	$103	$27,853
Comprehensive earnings / (losses):
Net earnings	–	–	7,267	–	–	24	7,291
Other comprehensive losses, net of income taxes	–	–	–	(2,668)	–	(26)	(2,694)
Exercise of stock options and issuance of other stock awards	–	109	(70)	–	272	–	311
Common Stock repurchased	–	–	–	–	(3,622)	–	(3,622)
Cash dividends declared ($0.64 per share)	–	–	(1,026)	–	–	–	(1,026)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(13)	(13)

Balances at December 31, 2015	$–	$31,760	$20,700	$(9,986)	$(14,462)	$88	$28,100
Comprehensive earnings / (losses):
Net earnings	–	–	1,018	–	–	10	1,028
Other comprehensive earnings / (losses), net of income taxes	–	–	–	218	–	(1)	217
Exercise of stock options and issuance of other stock awards	–	11	(58)	–	236	–	189
Common Stock repurchased	–	–	–	–	(1,312)	–	(1,312)
Cash dividends declared ($0.34 per share)	–	–	(533)	–	–	–	(533)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(13)	(13)

Balances at June 30, 2016	$–	$31,771	$21,127	$(9,768)	$(15,538)	$84	$27,676

*	Noncontrolling interest as of June 30, 2015 was $89 million, as compared to $103 million as of January 1, 2015. The change of $(14) million during the six months ended June 30, 2015 was due to $(16) million of other comprehensive losses, net of taxes, $9 million of net earnings and $(7) million of dividends paid.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,028	$739
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	408	457
Stock-based compensation expense	72	66
Deferred income tax benefit	(86)	(52)
Gain on divestiture	–	(13)
Asset impairments	142	138
Loss on early extinguishment of debt	–	708
JDE coffee business transactions currency-related net gains	–	(407)
Gain on equity method investment exchange	(43)	–
Income from equity method investments	(173)	(56)
Distributions from equity method investments	58	59
Other non-cash items, net	112	140
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(27)	(143)
Inventories, net	(63)	(181)
Accounts payable	(319)	(49)
Other current assets	23	52
Other current liabilities	(457)	(694)
Change in pension and postretirement assets and liabilities, net	(338)	(193)

Net cash provided by operating activities	337	571

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(604)	(790)
Proceeds from JDE coffee business transactions currency hedge settlements	–	1,235
Acquisition, net of cash received	–	(81)
Proceeds from divestiture, net of disbursements	–	219
Proceeds from sale of property, plant and equipment and other	99	–

Net cash (used in) / provided by investing activities	(505)	583

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	491	613
Repayments of commercial paper, maturities greater than 90 days	(68)	(405)
Net issuances of other short-term borrowings	2,008	2,980
Long-term debt proceeds	1,149	3,606
Long-term debt repaid	(1,757)	(4,539)
Repurchase of Common Stock	(1,312)	(2,132)
Dividends paid	(537)	(495)
Other	54	75

Net cash provided by / (used in) financing activities	28	(297)

Effect of exchange rate changes on cash and cash equivalents	25	(88)

Cash and cash equivalents:
(Decrease) / increase	(115)	769
Cash balance included in current assets held for sale	–	(442)
Balance at beginning of period	1,870	1,631

Balance at end of period	$1,755	$1,958

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

Principles of Consolidation:

As of the close of the fourth quarter of 2015, we deconsolidated our Venezuelan operations from our consolidated financial statements. As such, the results of our Venezuelan subsidiaries are not included in our condensed consolidated financial statements for the three and six months ended June 30, 2016. The operating results of our Venezuelan subsidiaries are included in our condensed consolidated financial statements for the three and six months ended June 30, 2015. See Currency Translation and Highly Inflationary Accounting: Venezuela below for more information.

On July 2, 2015, we contributed our global coffee businesses to a new company, Jacobs Douwe Egberts (“JDE”), in which we now hold an equity interest (collectively, the “JDE coffee business transactions”). Historically, our coffee businesses and the income from equity method investments were recorded within our operating income as these businesses were part of our base business. While we retain an ongoing interest in coffee through significant equity method investments including JDE and Keurig Green Mountain Inc. (“Keurig”), and we have significant influence with JDE, Keurig and other equity method investments, we do not have control over these operations directly. As such, beginning in the third quarter of 2015, and for the three and six months ended June 30, 2016, we recognize equity method investment earnings outside of operating income and segment income. For the three and six months ended June 30, 2015, our historical coffee business and equity method investment earnings were included within our operating income and segment income. Please see Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions and Keurig Transaction, and Note 15, Segment Reporting, for more information on these transactions.

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

United Kingdom. On June 23, 2016, the United Kingdom (“U.K.”) voted by referendum to exit the European Union (“E.U.”); this vote is commonly referred to as “Brexit.” The referendum is non-binding and the exit from the E.U. is not immediate. Once the U.K. invokes E.U. Article 50, there is a two-year window in which the U.K. and European Commission can negotiate the future terms for imports, exports, taxes, employment, immigration and other areas.

Brexit has caused volatility in global stock markets and currency exchange rates, affecting the markets in which we operate. The implications of Brexit could adversely affect demand for our products, our financial results and operations, and our relationships with customers, suppliers and employees in the short or long-term. On June 24, 2016, the value of the British pound sterling relative to the U.S. dollar fell by 9%, and the value of both the pound sterling and euro continued to be negatively affected following the vote. Further volatility in both exchange rates is expected over the transition period.

As the business operating environment remains uncertain, we continue to monitor our investments and currency exposures abroad. As the U.K. is not a highly-inflationary economy for accounting purposes, we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings. While we have not experienced significant business disruptions in our U.K. businesses immediately following the referendum, the devaluation of the British pound sterling in late June adversely affected our translated results reported in U.S. dollars. We have natural hedges in the form of pound sterling as well as euro-denominated debt that act as net investment hedges, moving counter to adverse pound sterling and euro currency translation impacts. British pound sterling currency transaction risks are largely mitigated due to our global chocolate businesses buying cocoa in British pound sterling. Our U.K. operations contributed $486 million, or 7.7% of consolidated net revenues in the three months and $1.1 billion, or 8.7% of consolidated net revenues in the six months ended June 30, 2016.

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

Beginning in 2016, we no longer include net revenues, earnings or net assets of our Venezuelan subsidiaries within our condensed consolidated financial statements. Under the cost method of accounting, earnings are only recognized to the extent cash is received. Given the current and ongoing difficult economic, regulatory and business environment in Venezuela, there continues to be significant uncertainty related to our operations in Venezuela, and we expect these conditions will continue for the foreseeable future. We will monitor the extent of our ability to control our Venezuelan operations and the liquidity and availability of U.S. dollars at different rates, including the changes to the currency exchange systems in March 2016, as our current situation in Venezuela may change over time and lead to consolidation at a future date.

We recorded no revenues, earnings or other financial results from our Venezuelan subsidiaries during the three and six months ended June 30, 2016, and we continue to monitor the business, economic and regulatory climate in Venezuela. For the three and six months ended June 30, 2015, the operating results of our Venezuelan operations were included in our condensed consolidated statements of earnings. During the first quarter of 2015, we recognized an $11 million currency-related remeasurement loss resulting from a devaluation of the Venezuela bolivar exchange rate we historically used to source U.S. dollars for purchases of imported raw materials, packaging and other goods and services.

The following table sets forth net revenues and operating income (including the impact of remeasurement losses) for our Venezuelan operations for the three and six months ended June 30, 2015:

Venezuela operations	Three Months Ended June 30, 2015
Net revenues	$301 million or 3.9% of consolidated net revenues
Operating income	$74 million or 8.8% of consolidated operating income

Six Months Ended June 30, 2015
Net revenues	$519 million or 3.4% of consolidated net revenues
Operating income	$115 million or 7.0% of consolidated operating income

Argentina. On December 16, 2015, the new Argentinean government fiscal authority announced the lifting of strict currency controls and reduced restrictions on exports and imports. The next day, the value of the Argentinean peso relative to the U.S. dollar fell by 36%. In the first six months of 2016, the value of the Argentinean peso relative to the U.S. dollar declined 16%. Further volatility in the exchange rate is expected. While the business operating environment remains challenging, we continue to monitor and actively manage our investment and exposures in Argentina. We continue executing our hedging programs and refining our product portfolio to improve our product offerings, mix and profitability. We also continue to implement additional cost initiatives to protect the business. While further currency declines could have an adverse impact on our ongoing results of operations, we believe the actions by the new government to reduce economic controls and business restrictions will provide favorable opportunities for our Argentinean subsidiaries. Our Argentinean operations contributed $164 million, or 2.6% of consolidated net revenues in the three months and $294 million, or 2.3% of consolidated net revenues in the six months ended June 30, 2016. As of June 30, 2016, the net monetary liabilities of our Argentina operations were not material. Argentina is not designated as a highly-inflationary economy for accounting purposes, so we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Other Countries. Since we have operations in over 80 countries and sell in 165 countries, we regularly monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have recently experienced periods of significant economic uncertainty. These include Brazil, China, Mexico, Russia, Turkey, Egypt, Nigeria and Ukraine, most of which have had either currency devaluation or volatility in exchange rates. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not anticipate any risk to our operating results from changing to highly inflationary accounting in these countries.

Transfers of Financial Assets:

We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have a factoring arrangement with a major global bank for a maximum combined capacity of $820 million. Under the program, we may sell eligible short-term trade receivables to the bank in exchange for cash. We then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the bank. We also enter into certain arrangements with customers to achieve earlier collection of receivables. The incremental cost of factoring receivables was $1 million in the three months and $2 million in the six months ended June 30, 2016 and $1 million in the three and six months ended June 30, 2015 and was recorded in net revenue. The outstanding principal amount of receivables under these arrangements amounted to $494 million as of June 30, 2016 and $379 million as of June 30, 2015.

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the Company, in the first quarter of 2015, we changed the consolidation date for our North America segment from the last Saturday of each period to the last calendar day of each period. The change had a favorable impact of $38 million on net revenues and $18 million on operating income in the six months ended June 30, 2015. As a result of this change, each of our operating subsidiaries now reports results as of the last calendar day of the period.

New Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to simplify the accounting for stock-based compensation. The ASU addresses several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and cash flow statement presentation. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact across our operations and on our condensed consolidated financial statements.

In March 2016, the FASB issued an ASU that simplifies the transition accounting for increases in investments that require a change from the cost basis to the equity method of accounting. U.S. GAAP currently requires the impact of such changes in accounting method to be retroactively applied to all prior periods that the investment was held. Under the new standard, adjustments to the investor’s basis in the investment should be recorded on the date the investment becomes qualified for equity method accounting. The equity method of accounting is then applied prospectively from that date. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. This ASU is not expected to have a significant impact on our condensed consolidated financial statements. We plan to adopt when the ASU becomes effective or earlier if an in-scope transaction arises.

In March 2016, the FASB issued an ASU that clarifies whether contingent put and call options meet the “clearly and closely related” criteria in connection with accounting for embedded derivatives. U.S GAAP requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. The criteria include determining that the economic characteristics and risks of the embedded derivatives are not “clearly and closely related” to those of the host contract. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact across our operations and on our condensed consolidated financial statements.

In March 2016, the FASB issued an ASU that applies when there is a contract novation to a new counterparty for a derivative designated as an accounting hedge. The ASU clarifies that such a change in counterparty does not, in and of itself, require de-designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. This ASU is not expected to have a significant impact on our condensed consolidated financial statements.

In February 2016, the FASB issued an ASU on lease accounting. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the condensed consolidated statement of earnings, lessees will classify leases as either operating (resulting in straight-line expense) or financing (resulting in a front-loaded expense pattern). The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact across our operations and on our condensed consolidated financial statements.

In January 2016, the FASB issued an ASU that provides updated guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. The standard requires that equity investments (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) be measured at fair value, with changes in fair value recognized in net income. The standard also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017. We are currently assessing the impact across our operations and on our condensed consolidated financial statements.

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The new ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of control over promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In the first six months of 2016, the FASB issued several ASUs that clarified principal versus agent (gross versus net) revenue presentation considerations, confirmed certain prepaid stored-value products should be accounted for under the new revenue recognition ASU and not under other U.S. GAAP and clarified the guidance for identifying performance obligations within a contract and the accounting for licenses. In May 2016, the FASB also issued an ASU providing narrow scope exceptions and practical expedients to clarify and improve the implementation of the new revenue recognition guidance. Early adoption is permitted as of the original effective date which was for annual reporting periods beginning after December 15, 2016. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We continue to make progress on our due diligence across our operations and our efforts to assess the impact of the ASU and on our condensed consolidated financial statements. We anticipate adopting the new standard on a full retrospective basis on January 1, 2018.

Note 2.   Divestitures and Acquisitions

JDE Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”). Following the exchange of a portion of our investment in JDE for an interest in Keurig Green Mountain Inc. (“Keurig”) in March 2016, we held a 26.5% equity interest in JDE. The remaining 73.5% equity interest in JDE was held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). Please see discussion of the acquisition of an interest in Keurig below under Keurig Transaction. As of June 30, 2016, we hold a 26.4% equity interest in JDE following the transactions discussed under JDE Stock-Based Compensation Arrangements below.

The consideration we received in the JDE coffee business transactions completed on July 2, 2015 consisted of €3.8 billion of cash ($4.2 billion as of July 2, 2015), a 43.5% equity interest in JDE (prior to the decrease in ownership due to the Keurig transaction and the compensation arrangements discussed below) and $794 million in receivables (related to sales price adjustments and tax formation cost payments). During the third quarter of 2015, we also recorded $283 million of cash and receivables from JDE related to reimbursement of costs that we incurred in separating our coffee businesses. The cash and equity consideration we received at closing reflects that we retained our interest in a Korea-based joint venture, Dongsuh Foods Corporation (“DSF”). During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from this sale as part of the overall JDE coffee business transactions. Please see discussion of the divestiture of AGF below under Other Divestitures and Acquisitions.

On July 5, 2016, we received an expected cash payment of $275 million from JDE to settle the receivable related to tax formation costs that were part of the initial sales price.

In connection with the contribution of our global coffee businesses to JDE on July 2, 2015, we recorded a final pre-tax gain of $6.8 billion (or $6.6 billion after taxes) in 2015 after final adjustments as described below. We also recorded approximately $1.0 billion of pre-tax net gains related to hedging the expected cash proceeds from the transactions as described further below. During the fourth quarter of 2015, we and JDE concluded negotiations of a sales price adjustment and completed the valuation of our investment in JDE. Primarily due to the negotiated resolution of the sales price adjustment in the fourth quarter of 2015, we recorded a $313 million reduction in the pre-tax gain on the coffee transaction, reducing the $7.1 billion estimated gain in the third quarter of 2015 to the $6.8 billion final gain for 2015. As part of our sales price negotiations, we retained the right to collect future cash payments if certain estimated pension liabilities are realized over an agreed amount in the future. As such, we may recognize additional income related to this negotiated term in the future.

The final value of our investment in JDE on July 2, 2015 was €4.1 billion ($4.5 billion as of July 2, 2015). The fair value of the JDE investment was determined using both income-based and market-based valuation techniques. The discounted cash flow analysis reflected growth, discount and tax rates and other assumptions reflecting the underlying combined businesses and countries in which the combined coffee businesses operate. The fair value of the JDE investment also included the fair values of the Carte Noire and Merrild businesses, which JDE agreed to divest to comply with the conditioned approval by the European Commission related to the JDE coffee business transactions. As of the end of the first quarter of 2016, these businesses were sold by JDE. As the July 2, 2015 fair values for these businesses were recorded by JDE at their pending sales values, we did not record any gain or loss on the sales of these businesses in our share of JDE’s earnings.

In connection with the expected receipt of cash in euros at the time of closing, we entered into a number of consecutive currency exchange forward contracts in 2014 and 2015 to lock in an equivalent expected value in U.S. dollars as of the date the JDE coffee business transactions were first announced in May 2014. Cumulatively, we realized aggregate net gains and received cash of approximately $1.0 billion on these hedging contracts that increased the cash we received in connection with the JDE coffee business transactions from $4.2 billion in cash consideration received to $5.2 billion. In connection with these currency contracts, we recognized net losses of $144 million in the three months and net gains of $407 million in the six months ended June 30, 2015 within interest and other expense, net.

We also incurred incremental expenses related to readying our global coffee businesses for the transactions that totaled $157 million in the three months and $185 million in the six months ended June 30, 2015. These expenses were recorded within selling, general and administrative expenses of primarily our Europe segment, as well as within our Eastern Europe, Middle East and Africa (“EEMEA”) segment and general corporate expenses.

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

JDE Stock-Based Compensation Arrangements:

At the close of June 30, 2016, we entered into agreements with AHBV and its affiliates to establish a new stock-based compensation arrangement tied to the issuance of JDE equity compensation awards to JDE employees. This arrangement replaced a temporary equity compensation program tied to the issuance of AHBV equity compensation to JDE employees. New Class C, D and E JDE shares were authorized and issued for investments made by JDE employees. Under these arrangements, dilution of the JDE shares is limited to 2%. Upon execution of the agreements and the creation of the Class C, D and E JDE shares, our ownership of Class B shares in JDE changed from 26.5% to 26.4% and AHBV’s Class A ownership changed from 73.5% to 73.22%, while the Class C, D and E shares, held by AHBV and its affiliates until the JDE employee awards vest, comprised 0.38% of JDE’s shares. Additional Class C shares are available to be issued when planned long-term incentive plan (“JDE LTIP”) awards vest, generally over the next five years. When the JDE Class C shares are issued in connection with the vested JDE LTIP awards, the Class A and B ownership interests will decrease. Based on estimated achievement and forfeiture assumptions, we do not expect our JDE ownership interest to decrease below 26.27%.

JDE Tax Matter Resolution:

On July 19, 2016, the Supreme Court of Spain reached a final resolution on a challenged JDE tax position held by a predecessor DEMB company that resulted in an unfavorable €117 million ($129 million as of July 19, 2016) tax expense. As a result, our earnings in the third quarter of 2016 could be negatively affected by up to a maximum amount of €31 million ($34 million as of July 19, 2016).

Keurig Transaction:

On March 3, 2016, a subsidiary of AHBV completed the $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on equity method investment exchange in March 2016. Following the exchange, our ownership interest in JDE was 26.5% and our interest in Keurig is 24.2%. Both AHBV and we hold our investments in Keurig through a combination of equity and interests in a shareholder loan, with pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our condensed consolidated balance sheet as of June 30, 2016. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. We recorded equity earnings of $21 million for the three months and $29 million for the four months ended June 30, 2016 and interest income from the shareholder loan of $6 million for the three months and $8 million for the four months ended June 30, 2016 within equity method earnings. Additionally in the three months ended June 30, 2016, we received $2 million of dividends on our investment in Keurig. We continue to account for our investments in JDE and Keurig under the equity method and recognize our share of their earnings within equity method investment earnings and our share of their dividends within our cash flows.

We have reflected the results of our historical coffee businesses and equity earnings from JDE, Keurig and DSF in our results from continuing operations as the coffee category continues to be a significant part of our net earnings and business strategy going forward. The equity method investment earnings and interest income contributed by our coffee investments included $45 million from JDE, $27 million from Keurig and $21 million from DSF for the three months and $92 million from JDE, $37 million from Keurig (since March 7, 2016) and $45 million from DSF for the six months ended June 30, 2016. For the three months ended June 30, 2015, after-tax earnings were $183 million for the coffee businesses we contributed to JDE on July 2, 2015 and $20 million for DSF. For the six months ended June 30, 2015, after-tax earnings were $296 million for the coffee businesses we contributed to JDE on July 2, 2015 and $40 million for DSF.

Other Divestitures and Acquisitions:

On May 2, 2016, we completed the sale of certain local biscuit brands in Finland as part of our strategic decisions to exit select small and local brands and shift investment towards our Power Brands. The transaction is structured as an asset sale with a total sales price of €14 million ($16 million as of May 2, 2016) for the brands and related finished goods and fixed assets. We received cash proceeds of €12 million ($14 million as of May 2, 2016) upon closing and will receive the remaining consideration in the third quarter of 2016 upon the completion of post-closing conditions. Upon closing, we divested $8 million of indefinite lived intangible assets and less than $1 million of other assets. After transaction costs, we recorded a pre-tax gain of $6 million ($5 million after-tax) in the three months ended June 30, 2016 within selling, general and administrative expenses of our Europe segment.

On March 31, 2016, we received a binding offer totaling €176 million ($195 million as of June 30, 2016) for the sale of several manufacturing facilities in France and sale or license of several local confectionery brands. Taking into account agreed upon sales price adjustments related to cash, employee-related liabilities and working capital to be transferred at closing, we currently estimate a sales price of €218 million ($242 million as of June 30, 2016) based on net book values as of June 30, 2016. The final sales price is subject to change as working capital and other account balances may change at the time of closing. The sale transactions are expected to be completed and remaining pre-closing conditions satisfied in the second quarter of 2017. The transactions are subject to E.U. and local regulatory approvals, completion of employee consultation requirements and additional steps to prepare the assets for transfer. Prior to closing, together with the buyer, we will undertake consultations with all Works Councils and employee representatives required in connection with the transactions. During the second quarter, we made progress on the pre-closing sale conditions and met the qualifications for and began held for sale accounting. As of June 30, 2016, the assets and liabilities to be transferred consisted of $122 million of current assets, $183 million of non-current assets, $33 million of current liabilities and $30 million of non-current liabilities based on the June 30, 2016 euro-to-U.S. dollar exchange rate. On March 31, 2016, we recorded a $14 million impairment charge for a gum & candy trademark as a portion of its carrying value would not be recoverable based on future cash flows expected under a planned license agreement with the buyer. In May 2016, we recorded an additional $5 million impairment charge for another candy trademark to reduce the overall net assets to the estimated net sales proceeds after transaction costs. Additionally, in the six months ended June 30, 2016, we incurred and accrued $84 million of incremental expenses to ready the business for the sale transactions expected to close in 2017. We recorded these costs within cost of sales and selling, general and administrative expenses of our Europe segment.

On July 15, 2015, we acquired an 80% interest in a biscuit operation in Vietnam, which is now a subsidiary within our Asia Pacific segment. Total cash paid to date for the biscuit operation, intellectual property, non-compete and consulting agreements less purchase price adjustments received was 11,645 billion Vietnamese dong ($534 million using applicable exchange rates on July 15 and November 27, 2015). We have made, received and expect to make the following cash payments in connection with the acquisition:

•	On November 10, 2014, we deposited $46 million in escrow upon signing the purchase agreement.
•	On July 15, 2015, we made a 9,122 billion Vietnamese dong ($418 million as of July 15, 2015) payment for the biscuit operation, a $44 million additional escrow deposit and a 759 billion Vietnamese dong ($35 million as of July 15, 2015) partial payment for the non-compete and continued consulting agreements.
•	On November 27, 2015, we received 197 billion Vietnamese dong ($9 million as of November 27, 2015) as a purchase price adjustment related to working capital adjustments at closing.
•	Subject to the satisfaction of final conditions, we expect to release the balance of the escrowed funds less the agreed holdback for any outstanding claims in consideration for the remaining 20% interest in the biscuit operation and to make a final payment for the non-compete and consulting agreements by the end of the third quarter of 2016.

We are in the process of completing the valuation work for the acquired net assets. As of June 30, 2016, we have recorded a preliminary allocation of the consideration paid including $10 million to inventory, $49 million to property, plant and equipment, $86 million of intangible assets, $385 million of goodwill and $31 million to other net liabilities. The allocation of the fair values had an immaterial impact on operating results in periods following the initial July 15, 2015 closing date. We recorded the non-compete and consulting agreements as prepaid contracts within other current and non-current assets and they are amortized into net earnings over the contract terms. For the three months ended June 30, 2016, the acquisition added $33 million in incremental net revenues and less than $1 million in incremental operating income. For the six months ended June 30, 2016, the acquisition added $70 million in incremental net revenues and $3 million in incremental operating income. Integration costs were not material to our condensed consolidated financial statements for the three and six months ended June 30, 2016.

On April 23, 2015, we completed the divestiture of our 50% equity interest in AGF, our Japanese coffee joint venture, to our joint venture partner, which generated cash proceeds of 27 billion Japanese yen ($225 million as of April 23, 2015) and a pre-tax gain of $13 million (after-tax loss of $9 million) in the second quarter of 2015. Upon closing, we divested our $99 million investment in the joint venture, $65 million of goodwill and $41 million of accumulated other comprehensive losses. We also incurred approximately $7 million of transaction costs. The operating results of the divestiture were not material to our condensed consolidated financial statements for the three and six months ended June 30, 2015.

On February 16, 2015, we acquired a U.S. snack food company, Enjoy Life Foods, within our North America segment. We paid cash and settled debt totaling $81 million in connection with the acquisition. Upon finalizing the valuation of the acquired net assets during the second quarter of 2015, we recorded an $81 million purchase price allocation of $58 million in identifiable intangible assets, $20 million of goodwill and $3 million of other net assets. The acquisition-related costs and operating results of the acquisition were not material to our condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015.

Sales of Property:

In the three months ended June 30, 2016, we sold property within our North America segment and from our centrally held corporate assets. The North America sale generated cash proceeds of $40 million and a pre-tax gain of $33 million. The corporate aircraft sale generated cash proceeds of $20 million and a pre-tax gain of $6 million. The gains were recorded within selling, general and administrative expenses and cash proceeds were recorded in cash flows from other investing activities in the three and six months ended June 30, 2016.

Note 3.   Inventories

Inventories consisted of the following:

	As of June 30,	As of December 31,
	2016	2015
	(in millions)

Raw materials	$833	$782
Finished product	1,983	1,930

	2,816	2,712
Inventory reserves	(103)	(103)

Inventories, net	$2,713	$2,609

Note 4. Property, Plant and Equipment Property, plant and equipment consisted of the following:
	As of June 30,	As of December 31,
	2016	2015
	(in millions)

Land and land improvements	$504	$495
Buildings and building improvements	2,880	2,753
Machinery and equipment	10,367	10,044
Construction in progress	1,200	1,262

	14,951	14,554
Accumulated depreciation	(6,526)	(6,192)

Property, plant and equipment, net	$8,425	$8,362

Capital expenditures of $604 million for the six months ended June 30, 2016 exclude $222 million of accrued capital expenditures remaining unpaid at June 30, 2016 and include payment for $322 million of capital expenditures that were accrued and unpaid at December 31, 2015.

In connection with our restructuring programs, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $61 million in the three months and $113 million in the six months ended June 30, 2016 and $57 million in the three months and $135 million in the six months ended June 30, 2015 (see Note 6, 2014-2018 Restructuring Program). These charges were recorded in the condensed consolidated statements of earnings within asset impairment and exit costs as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)

Latin America	$8	$21	$13	$34
Asia Pacific	10	9	18	28
EEMEA	3	2	6	2
Europe	16	12	35	37
North America	22	13	39	34
Corporate	2	–	2	–

Total non-cash asset write-downs	$61	$57	$113	$135

Note 5.   Goodwill and Intangible Assets

Goodwill by reportable segment was:

	As of June 30,	As of December 31,
	2016	2015
	(in millions)

Latin America	$942	$858
Asia Pacific	2,467	2,520
EEMEA	1,329	1,304
Europe	7,091	7,117
North America	8,912	8,865

Goodwill	$20,741	$20,664

Intangible assets consisted of the following:
	As of June 30,	As of December 31,
	2016	2015
	(in millions)

Non-amortizable intangible assets	$17,618	$17,527
Amortizable intangible assets	2,338	2,320

	19,956	19,847
Accumulated amortization	(1,175)	(1,079)

Intangible assets, net	$18,781	$18,768

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At June 30, 2016, the weighted-average life of our amortizable intangible assets was 13.6 years.

Amortization expense for intangible assets was $44 million in the three months and $88 million in the six months ended June 30, 2016 and $46 million in the three months and $92 million in the six months ended June 30, 2015. We currently estimate annual amortization expense for each of the next five years to be approximately $185 million, estimated using June 30, 2016 exchange rates.

Changes in goodwill and intangible assets consisted of:
		Intangible
	Goodwill	Assets, at cost
	(in millions)

Balance at January 1, 2016	$20,664	$19,847
Changes due to:
Currency	150	57
Acquisition	(73)	86
Asset impairments	—	(26)
Asset sale	—	(8)

Balance at June 30, 2016	$20,741	$19,956

Changes to goodwill and intangibles were:

•	Asset impairments – During the six months ended June 30, 2016, we recorded $19 million of impairment charges related to two gum & candy trademarks in our Europe segment, both related to the planned sale of a confectionery business in France. See Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for additional information. On June 30, 2016, in connection with our global supply chain reinvention initiatives, we made a determination to discontinue manufacturing a candy product that resulted in a $7 million impairment charge in our North America segment.
•	Acquisition – During the first six months of 2016, in connection with the July 15, 2015 acquisition of an 80% interest in a biscuit operation in Vietnam, we recorded a preliminary allocation of the consideration paid including $25 million of amortizable intangible assets and $61 million of non-amortizable intangible assets. Intangible assets acquired included trademarks and customer-related intangibles with definite and indefinite lives. A preliminary goodwill balance recorded as of July 15, 2015, was adjusted during the first half of 2016 to reflect intangible asset and other asset fair valuations. See Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for additional information.
•	Asset sale – During the second quarter of 2016, we sold $8 million of non-amortizable intangible assets in Finland. See Note 2, Divestitures and Acquisitions – Sales of Property, for additional information.

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

Note 6.   2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $1.8 billion related to the 2014-2018 Restructuring Program. We expect to incur the majority of the program’s remaining charges in 2016 and to complete the program by year-end 2018.

Restructuring Costs:

We recorded restructuring charges of $154 million in the three months and $293 million in the six months ended June 30, 2016 and $135 million in the three months and $297 million in the six months ended June 30, 2015 within asset impairment and exit costs. The activity for the 2014-2018 Restructuring Program liability for the six months ended June 30, 2016 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2016	$395	$–	$395
Charges	179	114	293
Cash spent	(160)	–	(160)
Non-cash settlements / adjustments	(10)	(114)	(124)
Currency	7	–	7

Liability balance, June 30, 2016	$411	$–	$411

We spent $86 million in the three months and $160 million in the six months ended June 30, 2016 and $66 million in the three months and $105 million in the six months ended June 30, 2015 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 9, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments of $72 million in the three months and $124 million in the six months ended June 30, 2016 and $62 million in the three months and $140 million in the six months ended June 30, 2015. At June 30, 2016, $335 million of our net restructuring liability was recorded within other current liabilities and $76 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $74 million in the three months and $172 million in the six months ended June 30, 2016 and $47 million in the three months and $109 million in the six months ended June 30, 2015. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three and six months ended June 30, 2016 and 2015 and since inception of the 2014-2018 Restructuring Program, we recorded restructuring and implementation costs within operating income as follows:

	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America (1)	Corporate (2)	Total
				(in millions)

For the Three Months Ended June 30, 2016
Restructuring Costs	$32	$17	$23	$39	$36	$7	$154
Implementation Costs	12	6	7	–	35	14	74

Total	$44	$23	$30	$39	$71	$21	$228

For the Six Months Ended June 30, 2016
Restructuring Costs	$44	$41	$32	$102	$68	$6	$293
Implementation Costs	19	11	10	30	72	30	172

Total	$63	$52	$42	$132	$140	$36	$465

For the Three Months Ended June 30, 2015
Restructuring Costs	$32	$18	$11	$48	$19	$7	$135
Implementation Costs	14	7	3	6	13	4	47

Total	$46	$25	$14	$54	$32	$11	$182

For the Six Months Ended June 30, 2015
Restructuring Costs	$47	$45	$14	$157	$28	$6	$297
Implementation Costs	23	9	6	26	24	21	109

Total	$70	$54	$20	$183	$52	$27	$406

Total Project 2014-2016 (3)
Restructuring Costs	$270	$189	$114	$422	$238	$45	$1,278
Implementation Costs	74	40	26	139	147	144	570

Total	$344	$229	$140	$561	$385	$189	$1,848

(1)	During the six months ended June 30, 2016, our North America region implementation costs included incremental costs that we incurred related to re-negotiating collective bargaining agreements that expired at the end of February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business. We expect to incur additional costs related to these activities in future quarters of 2016.
(2)	Includes adjustment for rounding.
(3)	Includes all charges recorded since program inception on May 6, 2014 through June 30, 2016.

Note 7.   Debt and Borrowing Arrangements

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2016		As of December 31, 2015
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$2,405	0.8%	$–	0.0%
Bank loans	286	9.0%	236	9.5%

Total short-term borrowings	$2,691		$236

As of June 30, 2016, the commercial paper issued and outstanding had between 5 and 104 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. Our $4.5 billion multi-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At June 30, 2016, we complied with this covenant as our shareholders’ equity, as defined by the covenant, was $37.4 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of June 30, 2016, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.9 billion at June 30, 2016 and December 31, 2015. Borrowings on these lines amounted to $286 million at June 30, 2016 and $236 million at December 31, 2015.

Long-Term Debt:

On February 9, 2016, $1,750 million of our 4.125% U.S. dollar notes matured. The notes and accrued interest to date were paid with net proceeds from the fr.400 million Swiss franc-denominated notes issued on January 26, 2016 and the €700 million euro-denominated notes issued on January 21, 2016, as well as cash on hand and the issuance of commercial paper. As we refinanced $1,150 million of the matured notes with net proceeds from the long-term debt issued in January 2016, we reflected this amount within long-term debt as of December 31, 2015.

On January 26, 2016, we issued fr.400 million of Swiss franc-denominated notes, or $399 million in U.S. dollars locked in with a forward currency contract on January 12, 2016, consisting of:

•	fr.250 million (or $249 million) of 0.080% fixed rate notes that mature on January 26, 2018
•	fr.150 million (or $150 million) of 0.650% fixed rate notes that mature on July 26, 2022

We received proceeds, net of premiums and deferred financing costs, of $398 million that were used to partially fund the February 2016 note maturity and for other general corporate purposes. We recorded approximately $1 million of premiums and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On January 21, 2016, we issued €700 million of euro-denominated 1.625% notes, or $760 million in U.S. dollars locked in with a forward currency contract on January 13, 2016. The euro-denominated notes will mature on January 20, 2023. We received proceeds, net of discounts and deferred financing costs, of $752 million that were used to partially fund the February 2016 note maturity and for other general corporate purposes. We recorded approximately $8 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

Our weighted-average interest rate on our total debt was 3.0% as of June 30, 2016, following the refinancing of the February 9, 2016 debt maturity. Our weighted-average interest rate on our total debt was 3.7% as of December 31, 2015, down from 4.3% as of December 31, 2014.

Fair Value of Our Debt:

The fair value of our short-term borrowings at June 30, 2016 and December 31, 2015 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At June 30, 2016, the aggregate fair value of our total debt was $18,494 million and its carrying value was $17,280 million. At December 31, 2015, the aggregate fair value of our total debt was $15,908 million and its carrying value was $15,398 million.

Interest and Other Expense, net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)

Interest expense, debt	$135	$147	$271	$322
Loss on debt extinguishment and related expenses	–	–	–	713
JDE coffee business transactions currency-related net loss / (gain)	–	144	–	(407)
Loss related to interest rate swaps	–	–	97	34
Other expense, net	16	23	27	38

Interest and other expense, net	$151	$314	$395	$700

See Note 2, Divestitures and Acquisitions, and Note 8, Financial Instruments, for information on the currency exchange forward contracts associated with the JDE coffee business transactions. Also see Note 8, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the first quarters of 2016 and 2015.

Note 8.  Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2016		As of December 31, 2015
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$8	$7	$20	$7
Commodity contracts	26	5	37	35
Interest rate contracts	20	8	12	57

	$54	$20	$69	$99

Derivatives not designated as accounting hedges:
Currency exchange contracts	$32	$89	$61	$33
Commodity contracts	75	45	70	56
Interest rate contracts	37	26	43	28

	$144	$160	$174	$117

Total fair value	$198	$180	$243	$216

During the first six months of 2016 and 2015, derivatives designated as accounting hedges include cash flow and fair value hedges and derivatives not designated as accounting hedges include economic hedges. Non-U.S. dollar denominated debt designated as a hedge of our net investments in non-U.S. operations is not reflected in the table above, but is included in long-term debt summarized in Note 7, Debt and Borrowing Arrangements. We record derivative assets and liabilities on a gross basis in our condensed consolidated balance sheet. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments were determined using:

	As of June 30, 2016
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$(56)	$–	$(56)	$–
Commodity contracts	51	29	22	–
Interest rate contracts	23	–	23	–

Total derivatives	$18	$29	$(11)	$–

	As of December 31, 2015
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$41	$–	$41	$–
Commodity contracts	16	29	(13)	–
Interest rate contracts	(30)	–	(30)	–

Total derivatives	$27	$29	$(2)	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin excess related to our exchange-traded derivatives of $14 million as of June 30, 2016 and margin deposits of $22 million as of December 31, 2015 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net asset position, our counterparties would owe us a total of $15 million as of June 30, 2016 and $52 million as of December 31, 2015. For derivatives we have in a net liability position, we would owe less than $1 million as of June 30, 2016. As of December 31, 2015, there were no Level 1 derivatives in a net liability position.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $34 million as of June 30, 2016 and $101 million as of December 31, 2015, and for derivatives we have in a net asset position, our counterparties would owe us a total of $85 million as of June 30, 2016 and $64 million as of December 31, 2015. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of June 30,	As of December 31,
	2016	2015
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$4,155	$4,148
Forecasted transactions	1,491	1,094
Commodity contracts	747	732
Interest rate contracts	2,066	3,033
Net investment hedge – euro notes	5,220	4,345
Net investment hedge – pound sterling notes	1,268	1,404
Net investment hedge – Swiss franc notes	1,511	1,073

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Accumulated gain / (loss) at beginning of period	$(53)	$(46)	$(45)	$(2)
Transfer of realized losses / (gains) in fair value to earnings	8	(36)	66	(54)
Unrealized gain / (loss) in fair value	9	29	(57)	3

Accumulated gain / (loss) at end of period	$(36)	$(53)	$(36)	$(53)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Currency exchange contracts – forecasted transactions	$(2)	$38	$3	$84
Commodity contracts	(6)	(2)	(9)	(4)
Interest rate contracts	–	–	(60)	(26)

Total	$(8)	$36	$(66)	$54

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Currency exchange contracts – forecasted transactions	$2	$(24)	$(10)	$25
Commodity contracts	14	15	9	(23)
Interest rate contracts	(7)	38	(56)	1

Total	$9	$29	$(57)	$3

Cash flow hedge ineffectiveness was not material for all periods presented.

Within interest and other expense, net, we recorded pre-tax losses of $97 million in the first quarter of 2016 and $34 million in the first quarter of 2015 related to amounts excluded from effectiveness testing. These amounts relate to interest rate swaps no longer designated as cash flow hedges due to changes in financing plans. Due to lower overall costs and our decision to hedge a greater portion of our net investments in operations that use currencies other than the U.S. dollar as their functional currencies, our plans to issue U.S. dollar-denominated debt changed and we instead issued euro and Swiss franc-denominated notes in the current year first quarter, and euro, British pound sterling and Swiss franc-denominated notes in the prior-year first quarter. Amounts excluded from effectiveness testing were not material for the second quarter of 2016 and 2015.

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

Based on current market conditions, we would expect to transfer unrealized gains of $16 million (net of taxes) for commodity cash flow hedges, unrealized losses of $4 million (net of taxes) for currency cash flow hedges and unrealized losses of less than $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of June 30, 2016, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 18 months;
•	interest rate transactions for periods not exceeding the next 7 years and 3 months; and
•	currency exchange transactions for periods not exceeding the next 18 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Derivatives	$4	$–	$9	$4
Borrowings	(4)	–	(9)	(4)

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain / (Loss) Recognized in Earnings
	2016	2015	2016	2015
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$6	$7	$11	$14	Interest and other expense, net
Forecasted transactions	(46)	(7)	(77)	(10)	Cost of sales
Forecasted transactions	–	(152)	8	401	Interest and other expense, net
Forecasted transactions	8	(5)	12	(16)	Selling, general and administrative expenses
Interest rate contracts	–	(1)	–	–	Interest and other expense, net
Commodity contracts	31	(18)	(13)	(59)	Cost of sales

Total	$(1)	$(176)	$(59)	$330

In connection with the JDE coffee business transactions, we entered into a number of consecutive euro to U.S. dollar currency exchange forward contracts in 2015 to lock in an equivalent expected value in U.S. dollars. The mark-to-market gains and losses on the derivatives were recorded in earnings. We recorded net losses of $144 million for the three months and net gains of $407 million for the six months ended June 30, 2015 within interest and other expense, net in connection with the forward contracts and the transferring of proceeds to our subsidiaries where coffee net assets and shares were deconsolidated. The currency hedge and related gains and losses were recorded within interest and other expense, net. See Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for additional information.

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

					Location of Gain / (Loss)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Recognized in AOCI
	2016	2015	2016	2015
	(in millions)
Euro notes	$82	$(118)	$(72)	$196	Currency
Pound sterling notes	63	(45)	86	(13)	Translation
Swiss franc notes	14	(17)	(29)	(30)	Adjustment

Note 9. Benefit Plans Pension Plans Components of Net Periodic Pension Cost: Net periodic pension cost consisted of the following:
	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$14	$15	$39	$51
Interest cost	15	17	62	77
Expected return on plan assets	(24)	(24)	(111)	(119)
Amortization:
Net loss from experience differences	9	10	31	38
Prior service cost / (credit)	1	1	(1)	16
Settlement losses / (gains) and other expenses	12	10	(1)	–

Net periodic pension cost	$27	$29	$19	$63

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$27	$32	$77	$101
Interest cost	31	34	122	154
Expected return on plan assets	(48)	(47)	(221)	(238)
Amortization:
Net loss from experience differences	18	22	62	77
Prior service cost / (credit)	1	1	(2)	16
Settlement losses / (gains) and other expenses	16	13	(1)	—

Net periodic pension cost	$45	$55	$37	$110

Net periodic pension cost decreased in the three and six months ended June 30, 2016 due to a combination of factors, including a decreased number of plan participants, changes in discount rates, company contributions to the plans and a change in our approach to measuring service and interest costs. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we have elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. The impact of this change was a decrease in net periodic pension cost of approximately $16 million for the three months and $32 million for the six months ended June 30, 2016. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Net pension costs of our non-U.S. plans in the three and six months ended June 30, 2016 were also favorably impacted by the reduction in our pension plan obligations due to the JDE coffee business transactions. Prior to the July 2, 2015 closing of the JDE coffee business transactions, certain active employees who transitioned to JDE participated in our non-U.S. pension plans. Following the transactions, benefits began to be provided directly by JDE to participants continuing with JDE. JDE assumed certain pension plan obligations and received the related plan assets. In 2015, we reduced our net benefit plan liabilities by $131 million and the related deferred tax assets by $24 million. Prior to the transactions, for the three and six months ended June 30, 2015, amortization of prior service cost includes $17 million of pension curtailment losses related to employees who subsequently transitioned to JDE. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information. For participants that elected not to transfer into the JDE plans, we retained the plan obligations and related plan assets.

Settlement losses also include pension settlement losses for employees who elected lump-sum payments in connection with our 2014-2018 Restructuring Program. These settlement losses were $9 million for the three and six months ended June 30, 2016 and $6 million for the three and six months ended June 30, 2015. See Note 6, 2014-2018 Restructuring Program, for more information.

Employer Contributions:

During the six months ended June 30, 2016, we contributed $160 million (of which, $150 million was voluntarily contributed) to our U.S. plans and $272 million (of which, $100 million was a non-recurring contribution related to merging our and legacy Cadbury plans in the U.K.) to our non-U.S. plans. As of June 30, 2016, we plan to make further contributions of approximately $10 million to our U.S. plans and approximately $107 million to our non-U.S. plans during the remainder of 2016. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net periodic postretirement health care costs consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)

Service cost	$3	$3	$6	$7
Interest cost	5	6	10	12
Amortization:
Net loss from experience differences	1	4	3	7
Prior service credit	(1)	(2)	(3)	(4)

Net periodic postretirement health care costs	$8	$11	$16	$22

Net periodic postretirement health care costs decreased in the three and six months ended June 30, 2016 due to a combination of factors, including a decreased number of plan participants, changes in discount rates, company contributions to the plans and a change in our approach to measuring service and interest costs. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. The impact of this change was a decrease in net periodic postretirement health care costs of approximately $1 million for the three months and $2 million for the six months ended June 30, 2016. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Postemployment Benefit Plans

Net periodic postemployment costs consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)

Service cost	$1	$1	$3	$3
Interest cost	2	2	3	3

Net periodic postemployment costs	$3	$3	$6	$6

Note 10. Stock Plans Stock Options: Stock option activity is reflected below:
	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2016	57,034,108	26.12	6 years	$229 million

Annual grant to eligible employees	7,517,290	39.70
Additional options issued	81,040	42.90

Total options granted	7,598,330	39.73
Options exercised	(5,454,431)	24.20		$103 million
Options cancelled	(1,254,004)	35.77

Balance at June 30, 2016	57,924,003	27.87	6 years	$261 million

Deferred Stock Units, Performance Share Units and Restricted Stock:

Historically we have made grants of deferred stock units, performance share units and restricted stock. Beginning in 2016, we will only grant deferred stock units and performance share units and no longer grant restricted stock. Our deferred stock unit, performance share unit and restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share	Weighted-Average Aggregate Fair Value

Balance at January 1, 2016	9,418,216		$28.00

Annual grant to eligible employees:		Feb. 22, 2016
Performance share units	1,406,500		39.70
Deferred stock units	1,040,790		39.70
Additional shares granted (1)	699,480	Various	23.71

Total shares granted	3,146,770		36.15	$114 million
Vested (2)	(3,764,481)		40.01	$151 million
Forfeited (2)	(858,698)		37.53

Balance at June 30, 2016	7,941,807		24.51

(1)	Includes performance share units and deferred stock units.
(2)	Includes performance share units, deferred stock units and historically granted restricted stock.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. Repurchases under the program are determined by management and are wholly discretionary. During the six months ended June 30, 2016, we repurchased 32.0 million shares of Common Stock at an average cost of $41.07 per share, or an aggregate cost of $1.3 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2016, we have $4.1 billion in remaining share repurchase capacity.

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

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are continuing to cooperate with the U.S. and Indian governments in their investigations of these matters. On February 11, 2016, we received a “Wells” notice from the SEC indicating that the staff has made a preliminary determination to recommend that the SEC file an enforcement action against us for violations of the books and records and internal controls provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the investigation. On March 18, 2016, we made a submission to the staff of the SEC in response to the notice. We have engaged in discussions with the SEC and with the U.S. Department of Justice to discuss potential resolution of their respective investigations.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($55 million as of June 30, 2016) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($87 million as of June 30, 2016). We have appealed this order. In addition, the Excise Authority issued additional show cause notices on February 6, 2015 and December 8, 2015 on the same issue but covering the periods January to October 2014 and November 2014 to September 2015, respectively. These notices added a total of 2.4 billion Indian rupees ($35 million as of June 30, 2016) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority and interest. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

In April 2013, the staff of the U.S. Commodity Futures Trading Commission (“CFTC”) advised us and Kraft Foods Group that it was investigating activities related to the trading of December 2011 wheat futures contracts that occurred prior to the Spin-Off of Kraft Foods Group. We cooperated with the staff in its investigation. On April 1, 2015, the CFTC filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “CFTC action”). The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. In December 2015, the court denied Mondelēz Global and Kraft Foods Group’s motion to dismiss the CFTC’s claims of market manipulation and attempted manipulation, and the parties are now in discovery. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory, and other unspecified relief. In June 2015, these suits were consolidated in the Northern District of Illinois. In June 2016, the court denied Mondelēz Global and Kraft Foods Group’s motion to dismiss, and the parties are now in discovery. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to predominantly bear any monetary penalties or other payments in connection with the CFTC action.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2016, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Note 12. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings / (losses) to net earnings (net of tax) were net losses of $38 million in the three months and $178 million for the six months ended June 30, 2016 and $13 million in the three months and $38 million in the six months ended June 30, 2015.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(7,418)	$(6,930)	$(8,006)	$(5,042)
Currency translation adjustments attributable to:
Translation of international operations (1)	(673)	752	119	(1,600)
Pension and other benefit plans	65	(80)	35	51
Derivatives accounted for as net investment hedges	251	(284)	(23)	241
Noncontrolling interests	(14)	9	(1)	(16)
Tax (expense) / benefit	(92)	104	8	(88)

Other comprehensive earnings / (losses)	(463)	501	138	(1,412)
Less: portion attributable to noncontrolling interests	(14)	9	(1)	(16)

Balance at end of period	(7,867)	(6,438)	(7,867)	(6,438)

Pension and Other Benefit Plans:
Balance at beginning of period	$(1,910)	$(2,232)	$(1,934)	$(2,274)
Net actuarial gain / (loss) arising during period	24	(28)	24	(28)
Tax (expense) / benefit on net actuarial gain / (loss)	(9)	5	(9)	5
Losses / (gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	34	67	63	119
Settlement losses (2)	11	10	15	13
Tax (expense) / benefit on reclassifications (3)	(15)	(23)	(24)	(36)

Other comprehensive earnings / (losses)	45	31	69	73

Balance at end of period	(1,865)	(2,201)	(1,865)	(2,201)

Derivative Cash Flow Hedges:
Balance at beginning of period	$(53)	$(46)	$(46)	$(2)
Net derivative gains / (losses)	6	66	(84)	10
Tax (expense) / benefit on net derivative gain / (loss)	3	(32)	27	(3)
Losses / (gains) reclassified into net earnings:
Currency exchange contracts - forecasted transactions (4)	2	(42)	(4)	(92)
Commodity contracts (4)	10	(2)	15	3
Interest rate contracts (5)	–	–	96	41
Tax (expense) / benefit on reclassifications (3)	(4)	3	(40)	(10)

Other comprehensive earnings / (losses)	17	(7)	10	(51)

Balance at end of period	(36)	(53)	(36)	(53)

Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(9,381)	$(9,208)	$(9,986)	$(7,318)
Total other comprehensive earnings / (losses)	(401)	525	217	(1,390)
Less: portion attributable to noncontrolling interests	(14)	9	(1)	(16)

Other comprehensive earnings / (losses) attributable to Mondelēz International	(387)	516	218	(1,374)

Balance at end of period	$(9,768)	$(8,692)	$(9,768)	$(8,692)

(1)	For the six months ended June 30, 2016, includes $57 million of historical cumulative transaction adjustments reclassified to net earnings within the gain on equity method investment exchange in the first quarter. See Note 2, Divestitures and Acquisitions – Keurig Transaction.
(2)	These reclassified gains or losses are included in the components of net periodic benefit costs disclosed in Note 9, Benefit Plans, and equity method investment net earnings.
(3)	Taxes related to reclassified gains or losses are recorded within the provision for income taxes.
(4)	These reclassified gains or losses are recorded within cost of sales.
(5)	These reclassified gains or losses are recorded within interest and other expense, net.

Note 13. Income Taxes

Based on current tax laws, our estimated annual effective tax rate for 2016 is 22.5%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2016 second quarter effective tax rate of 24.2% includes net expense from discrete one-time events of $6 million, mainly due to interest accruals on uncertain tax positions. Our effective tax rate for the six months ended June 30, 2016 of 17.3% was favorably impacted by net tax benefit from $49 million of discrete one-time events. The discrete net tax benefit primarily consisted of a $39 million benefit from release of uncertain tax positions due to expirations of statutes of limitations in several jurisdictions.

As of the second quarter of 2015, our estimated annual effective tax rate for 2015 was 19.0%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2015 second quarter effective tax rate of 19.0% included net tax expense from $8 million of discrete one-time events. The discrete net tax expense primarily consisted of $22 million related to the sale of our interest in AGF, partially offset by $11 million related to favorable audit settlements and expirations of statutes of limitations in several jurisdictions. Our effective tax rate for the six months ended June 30, 2015 of 22.4% was unfavorably impacted by net tax expense from $33 million of discrete one-time events. The discrete net tax expense primarily consisted of $54 million of tax charges related to the sale of our interest in AGF ($32 million in the first quarter upon the investment’s change to held-for-sale status and an additional $22 million upon the closing of the sale in the second quarter), partially offset by $33 million from favorable audit settlements and expirations of statutes of limitations in several jurisdictions.

Note 14. Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing and discontinued operations were calculated using the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions, except per share data)

Net earnings	$471	$427	$1,028	$739
Noncontrolling interest earnings	(7)	(21)	(10)	(9)

Net earnings attributable to Mondelēz International	$464	$406	$1,018	$730

Weighted-average shares for basic EPS	1,557	1,625	1,563	1,637
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	19	18	18	17

Weighted-average shares for diluted EPS	1,576	1,643	1,581	1,654

Basic earnings per share attributable to Mondelēz International	$0.30	$0.25	$0.65	$0.45
Diluted earnings per share attributable to Mondelēz International	$0.29	$0.25	$0.64	$0.44

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 6.5 million for the three months and 10.2 million for the six months ended June 30, 2016 and 12.6 million for the three months 13.2 million for the six months ended June 30, 2015.

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

Beginning in the fourth quarter of 2016, we plan to integrate our EEMEA business into our Europe and Asia Pacific segments. Russia, Ukraine, Turkey, Belarus, Georgia and Kazakhstan will be integrated within our Europe operating segment, while the remaining Middle East and African countries will be integrated within our Asia Pacific operating segment to form a new Asia, Middle East and Africa (“AMEA”) regional operating segment.

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

Historically, we have recorded income from equity method investments within our operating income as these investments were part of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in equity method investment earnings outside of segment operating income. Equity method investment net earnings were $102 million for the three months and $187 million for the six months ended June 30, 2016. Earnings from equity method investments recorded within segment operating income were $27 million in Asia Pacific, $2 million in EEMEA and $1 million in North America for the three months and $49 million in Asia Pacific, $4 million in North America and $3 million in EEMEA for the six months ended June 30, 2015. See Note 1, Basis of Presentation – Principles of Consolidation, for additional information.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures or acquisitions, gain on the JDE coffee business transactions, loss on deconsolidation of Venezuela and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Net revenues:
Latin America (1)	$843	$1,240	$1,660	$2,497
Asia Pacific (2)	1,023	1,024	2,150	2,177
EEMEA (2)	648	869	1,195	1,564
Europe (2)	2,068	2,815	4,357	5,790
North America	1,720	1,713	3,395	3,395

Net revenues	$6,302	$7,661	$12,757	$15,423

(1)	Net revenues of $301 million for the three months and $519 million for the six months ended June 30, 2015 from our Venezuelan subsidiaries are included in our condensed consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our condensed consolidated financial statements. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segments. Net revenues of our global coffee business were $730 million in Europe, $130 million in EEMEA and $15 million in Asia Pacific for the three months and $1,348 million in Europe, $246 million in EEMEA and $33 million in Asia Pacific for the six months ended June 30, 2015. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$32	$134	$99	$288
Asia Pacific	95	104	243	250
EEMEA	59	100	110	132
Europe	251	261	594	587
North America	295	261	566	542
Unrealized gains / (losses) on hedging activities	17	86	(37)	79
General corporate expenses	(67)	(71)	(127)	(145)
Amortization of intangibles	(44)	(46)	(88)	(92)
Gain on divestiture	–	13	–	13
Acquisition-related costs	–	(1)	–	(2)

Operating income	638	841	1,360	1,652
Interest and other expense, net	(151)	(314)	(395)	(700)

Earnings before income taxes	$487	$527	$965	$952

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

Net revenues by product category were:

	For the Three Months Ended June 30, 2016
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$196	$295	$129	$651	$1,398	$2,669
Chocolate	179	307	166	900	43	1,595
Gum & Candy	250	178	149	177	279	1,033
Beverages (1)	138	112	116	40	–	406
Cheese & Grocery	80	131	88	300	–	599

Total net revenues	$843	$1,023	$648	$2,068	$1,720	$6,302

	For the Three Months Ended June 30, 2015
	Latin	Asia			North
	America (2)	Pacific	EEMEA	Europe (3)	America	Total
	(in millions)

Biscuits	$407	$268	$147	$642	$1,400	$2,864
Chocolate	202	302	196	896	41	1,637
Gum & Candy	295	188	166	198	272	1,119
Beverages (1)	178	133	272	776	–	1,359
Cheese & Grocery	158	133	88	303	–	682

Total net revenues	$1,240	$1,024	$869	$2,815	$1,713	$7,661

	For the Six Months Ended June 30, 2016
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$360	$631	$254	$1,240	$2,759	$5,244
Chocolate	377	700	326	2,103	88	3,594
Gum & Candy	466	364	263	349	548	1,990
Beverages (1)	302	208	198	87	–	795
Cheese & Grocery	155	247	154	578	–	1,134

Total net revenues	$1,660	$2,150	$1,195	$4,357	$3,395	$12,757

	For the Six Months Ended June 30, 2015
	Latin	Asia			North
	America (2)	Pacific	EEMEA	Europe (3)	America	Total
	(in millions)

Biscuits	$716	$584	$271	$1,236	$2,758	$5,565
Chocolate	496	704	395	2,130	97	3,822
Gum & Candy	590	379	284	381	540	2,174
Beverages (1)	392	248	457	1,450	–	2,547
Cheese & Grocery	303	262	157	593	–	1,315

Total net revenues	$2,497	$2,177	$1,564	$5,790	$3,395	$15,423

(1)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segment beverage categories. Net revenues of our global coffee business were $730 million in Europe, $130 million in EEMEA and $15 million in Asia Pacific for the three months and $1,348 million in Europe, $246 million in EEMEA and $33 million in Asia Pacific for the six months ended June 30, 2015. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.
(2)	Our Venezuelan subsidiaries net revenues of $183 million in biscuits, $74 million in cheese & grocery, $26 million in gum & candy and $18 million in beverages for the three months and $287 million in biscuits, $136 million in cheese & grocery, $61 million in gum & candy and $35 million in beverages for the six months ended June 30, 2015 are included in our condensed consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our condensed consolidated financial statements. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(3)	During 2016, we realigned some of our products across product categories within our Europe segment and as such, we reclassified the product category net revenues on a basis consistent with the 2016 presentation.

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

Significant Items Affecting Comparability of Financial Results

JDE Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”). Following the exchange of a portion of our investment in JDE for an interest in Keurig Green Mountain Inc. (“Keurig”) in March 2016, we held a 26.5% equity interest in JDE. The remaining 73.5% equity interest in JDE was held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). Please see discussion of the acquisition of an interest in Keurig below under Keurig Transaction. As of June 30, 2016, we hold a 26.4% equity interest in JDE following the transactions discussed under JDE Stock-Based Compensation Arrangements below.

The consideration we received in the JDE coffee business transactions completed on July 2, 2015 consisted of €3.8 billion of cash ($4.2 billion as of July 2, 2015), a 43.5% equity interest in JDE (prior to the decrease in ownership due to the Keurig transaction and the compensation arrangements discussed below) and $794 million in receivables (related to sales price adjustments and tax formation cost payments). During the third quarter of 2015, we also recorded $283 million of cash and receivables from JDE related to reimbursement of costs that we incurred in separating our coffee businesses. The cash and equity consideration we received at closing reflects that we retained our interest in a Korea-based joint venture, Dongsuh Foods Corporation (“DSF”). During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from the sale as part of the overall JDE coffee business transactions. Please see Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for discussion of the divestiture of AGF.

On July 5, 2016, we received an expected cash payment of $275 million from JDE to settle the receivable related to tax formation costs that were part of the initial sales price.

In connection with the contribution of our global coffee businesses to JDE on July 2, 2015, we recorded a final pre-tax gain of $6.8 billion (or $6.6 billion after taxes) in 2015 after final adjustments as described below. We also recorded approximately $1.0 billion of pre-tax net gains related to hedging the expected cash proceeds from the transactions as described further below. During the fourth quarter of 2015, we and JDE concluded negotiations of a sales price adjustment and completed the valuation of our investment in JDE. Primarily due to the negotiated resolution of the sales price adjustment in the fourth quarter of 2015, we recorded a $313 million reduction in the pre-tax gain on the coffee transaction, reducing the $7.1 billion estimated gain in the third quarter of 2015 to the $6.8 billion final gain for 2015. As part of our sales price negotiations, we retained the right to collect future cash payments if certain estimated pension liabilities are realized over an agreed amount in the future. As such, we may recognize additional income related to this negotiated term in the future.

The final value of our investment in JDE on July 2, 2015 was €4.1 billion ($4.5 billion as of July 2, 2015). The fair value of the JDE investment was determined using both income-based and market-based valuation techniques. The discounted cash flow analysis reflected growth, discount and tax rates and other assumptions reflecting the underlying combined businesses and countries in which the combined coffee businesses operate. The fair value of the JDE investment also included the fair values of the Carte Noire and Merrild businesses, which JDE agreed to divest to comply with the conditioned approval by the European Commission related to the JDE coffee business transactions. As of the end of the first quarter of 2016, these businesses were sold by JDE. As the July 2, 2015 fair values for these businesses were recorded by JDE at their pending sales values, we did not record any gain or loss on the sales of these businesses in our share of JDE’s earnings.

In connection with the expected receipt of cash in euros at the time of closing, we entered into a number of consecutive currency exchange forward contracts in 2014 and 2015 to lock in an equivalent expected value in U.S. dollars as of the date the JDE coffee business transactions were first announced in May 2014. Cumulatively, we realized aggregate net gains and received cash of approximately $1.0 billion on these hedging contracts that increased the cash we received in connection with the JDE coffee business transactions from $4.2 billion in cash consideration received to $5.2 billion. In connection with these currency contracts, we recognized net losses of $144 million in the three months and net gains of $407 million in the six months ended June 30, 2015 within interest and other expense, net.

JDE Stock-Based Compensation Arrangements:

At the close of June 30, 2016, we entered into agreements with AHBV and its affiliates to establish a new stock-based compensation arrangement tied to the issuance of JDE equity compensation awards to JDE employees. This arrangement replaced a temporary equity compensation program tied to the issuance of AHBV equity compensation to JDE employees. New Class C, D and E JDE shares were authorized and issued for investments made by JDE employees. Under these arrangements, dilution of the JDE shares is limited to 2%. Upon execution of the agreements and the creation of the Class C, D and E JDE shares, our ownership of Class B shares in JDE changed from 26.5% to 26.4% and AHBV’s Class A ownership changed from 73.5% to 73.22%, while the Class C, D and E shares, held by AHBV and its affiliates until the JDE employee awards vest, comprised 0.38% of JDE’s shares. Additional Class C shares are available to be issued when planned long-term incentive plan (“JDE LTIP”) awards vest, generally over the next five years. When the JDE Class C shares are issued in connection with the vested JDE LTIP awards, the Class A and B ownership interests will decrease. Based on estimated achievement and forfeiture assumptions, we do not expect our JDE ownership interest to decrease below 26.27%.

JDE Tax Matter Resolution:

On July 19, 2016, the Supreme Court of Spain reached a final resolution on a challenged JDE tax position held by a predecessor DEMB company that resulted in an unfavorable €117 million ($129 million as of July 19, 2016) tax expense. As a result, our earnings in the third quarter of 2016 could be negatively affected by up to a maximum amount of €31 million ($34 million as of July 19, 2016).

Keurig Transaction:

On March 3, 2016, a subsidiary of AHBV completed the $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on equity method investment exchange in March 2016. Following the exchange, our ownership interest in JDE was 26.5% and our interest in Keurig is 24.2%. Both AHBV and we hold our investments in Keurig through a combination of equity and interests in a shareholder loan, with pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our condensed consolidated balance sheet as of June 30, 2016. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. We recorded equity earnings of $21 million for the three months and $29 million for the four months ended June 30, 2016 and interest income from the shareholder loan of $6 million for the three months and $8 million for the four months ended June 30, 2016 within equity method earnings. Additionally, in the three months ended June 30, 2016, we received $2 million of dividends on our investment in Keurig. We continue to account for our investments in JDE and Keurig under the equity method and recognize our share of their earnings within equity method investment earnings and our share of their dividends within our cash flows.

We have reflected the results of our historical coffee businesses and equity earnings from JDE, Keurig and DSF in our results from continuing operations as the coffee category continues to be a significant part of our net earnings and business strategy going forward. The equity method investment earnings and interest income contributed by our coffee investments included $45 million from JDE, $27 million from Keurig and $21 million from DSF for the three months and $92 million from JDE, $37 million from Keurig (since March 7, 2016) and $45 million from DSF for the six months ended June 30, 2016. For the three months ended June 30, 2015, after-tax earnings were $183 million for the coffee businesses we contributed to JDE on July 2, 2015 and $20 million for DSF. For the six months ended June 30, 2015, after-tax earnings were $296 million for the coffee businesses we contributed to JDE on July 2, 2015 and $40 million for DSF.

Venezuela Deconsolidation:

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

Beginning in 2016, we no longer include net revenues, earnings or net assets of our Venezuelan subsidiaries within our condensed consolidated financial statements. Under the cost method of accounting, earnings are only recognized to the extent cash is received. Given the current and ongoing difficult economic, regulatory and business environment in Venezuela, there continues to be significant uncertainty related to our operations in Venezuela, and we expect these conditions will continue for the foreseeable future. We will monitor the extent of our ability to control our Venezuelan operations and the liquidity and availability of U.S. dollars at different rates as our current situation in Venezuela may change over time and lead to consolidation at a future date. See below Discussion and Analysis of Historical Results – Items Affecting Comparability of Financial Results, and Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on our historical Venezuelan operating results, including the remeasurement loss recorded in the first quarter of 2015.

Financial Outlook

We seek to achieve top-tier financial performance. We manage our business to achieve this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. We use these non-GAAP financial metrics internally to evaluate and manage our business, plan and make near and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to our U.S. GAAP financial results. We believe providing investors with the same financial information that we use internally ensures that investors have the same data to make comparisons of our historical operating results, identify trends in our underlying operating results and have additional insight and transparency on how we evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our GAAP results and we have provided reconciliations between our GAAP and non-GAAP financial measures in Non-GAAP Financial Measures which appears later in this section.

In addition to monitoring our key operating metrics, we monitor a number of developments or trends that could impact our revenues and profitability objectives.

•	At the end of June 2016, the United Kingdom (“U.K.”) voted by referendum to exit the European Union (“E.U.”), a vote commonly referred to as “Brexit.” The referendum is non-binding and the exit from the E.U. is not immediate. Once the U.K. invokes E.U. Article 50, there is a two-year window in which the U.K. and European Commission can negotiate the future terms for imports, exports, taxes, employment, immigration and other areas. Brexit has caused volatility in global stock markets and currency exchange rates, affecting the markets in which we conduct business. Also, the value of the British pound sterling relative to the U.S. dollar has declined, and the value of both the pound sterling and euro continued to be negatively affected following the vote. Further volatility in the exchange rates is expected over the transition period. While we have not experienced significant business disruptions in our U.K. businesses since the referendum, the devaluation of the British pound sterling in late June did affect our translated results reported in U.S. dollars. The U.K. decision to leave the E.U. also created uncertainty in the global financial and business markets in which we operate and could adversely affect future demand for our products, our financial results and operations, and our relationships with customers, suppliers and employees in the short or long-term. We will continue to monitor related developments in the U.K. and E.U. and their implications for our business.
•	During the first quarter of 2016, we began the national re-negotiation of the collective bargaining agreements for eight U.S. facilities, and these negotiations continue into the third quarter of 2016.
•	Beginning in the fourth quarter of 2016, we plan to integrate our EEMEA business into our Europe and Asia Pacific segments. We expect this change to have a favorable impact on our operating performance beginning in late 2016 and prospectively due to the consolidation of offices and overhead reduction.

We also continue to note trends similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2015. In particular, volatility in the global commodity and currency markets continued through the second quarter of 2016, including most recently the impact from Brexit and currency devaluation issues noted in other countries. Refer to Commodity Trends appearing later in this section and Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for additional information on our commodity costs and specific currency risks we are monitoring. Also refer to Note 6, 2014-2018 Restructuring Program, for additional information on the North America region collective bargaining agreement re-negotiations, and Note 15, Segment Reporting, for information on our segments and information on our EEMEA segment.

Summary of Results

•	Net revenues decreased 17.7% to $6.3 billion in the second quarter of 2016 and decreased 17.3% to $12.8 billion in the first six months of 2016 as compared to the same periods in the prior year. Net revenues in 2016 were significantly affected by the July 2, 2015 contribution of our global coffee business to JDE, unfavorable currency translation as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year and the deconsolidation of our Venezuelan subsidiaries.

•	Organic Net Revenue increased 1.5% to $6.6 billion in the second quarter of 2016 and increased 1.9% to $13.5 billion in the first six months of 2016 as compared to the same periods in the prior year. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International increased 16.0% to $0.29 in the second quarter of 2016 and increased 45.5% to $0.64 in the first six months of 2016 as compared to the same periods in the prior year. A number of significant items also affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the condensed consolidated financial statements.

•	Adjusted EPS remained flat at $0.44 in the second quarter of 2016 and increased 12.0% to $0.93 in the first six months of 2016 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 4.5% to $0.46 in the second quarter of 2016 and increased 16.9% to $0.97 in the first six months of 2016. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2016	2015	2016	2015
			(in millions)

Coffee business transactions:	Note 2
Historical operating income		$–	$212	$–	$342
Incremental costs for readying the businesses		–	(157)	–	(185)
Currency-related hedging net (loss) / gain		–	(144)	–	407
Gain on Keurig equity method investment exchange (1)		–	–	43	–

Venezuela:	Note 1
Historical operating income (2)		–	77	–	130
Remeasurement of net monetary assets		–	–	–	(11)

2014-2018 Restructuring Program:	Note 6
Restructuring charges		(154)	(135)	(293)	(297)
Implementation charges		(74)	(47)	(172)	(109)

Loss on debt extinguishment and related expenses	Note 7	–	–	–	(713)

Loss related to interest rate swaps	Note 7	–	–	(97)	(34)

Intangible asset impairment charges	Note 5	(12)	–	(26)	–

Divestitures, Acquisitions and Sales of Property	Note 2
Gain on sale of trademarks		6	–	6	–
Gain on divestiture		–	13	–	13
Divestiture-related costs		(84)	–	(84)	–
Gains on sales of property		39	–	39	–

Effective tax rate	Note 13	24.2%	19.0%	17.3%	22.4%

(1)	Note the gain on equity method investment exchange is recorded outside of pre-tax operating results on the condensed consolidated statement of earnings as it relates to our after-tax equity method investments.
(2)	Excludes the impact of remeasurement losses and 2014-2018 Restructuring Program charges that are shown separately.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and six months ended June 30, 2016 and 2015.

Three Months Ended June 30:

	For the Three Months Ended
	June 30,
	2016	2015		$ change	% change
	(in millions, except per share data)

Net revenues	$6,302	$7,661		$(1,359)	(17.7)%

Operating income	638	841		(203)	(24.1)%

Net earnings attributable to Mondelēz International	464	406		58	14.3%

Diluted earnings per share attributable to Mondelēz International	0.29	0.25		0.04	16.0%

Net Revenues – Net revenues decreased $1,359 million (17.7%) to $6,302 million in the second quarter of 2016, and Organic Net Revenue (1) increased $100 million (1.5%) to $6,585 million. Power Brands net revenues decreased 17.5%, primarily due to unfavorable currency, and Power Brands Organic Net Revenue increased 2.9%. Emerging markets net revenues decreased 22.9%, primarily due to unfavorable currency, and emerging markets Organic Net Revenue increased 3.7%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

		2016
Change in net revenues (by percentage point)
Higher net pricing		1.6	pp
Unfavorable volume/mix		(0.1	)pp

Total change in Organic Net Revenue (1)		1.5%
Historical coffee business (2)		(11.6	)pp
Unfavorable currency		(4.9	)pp
Historical Venezuelan operations (3)		(3.3	)pp
Impact of acquisition		0.6	pp

Total change in net revenues		(17.7)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.

Net revenue decline of 17.7% was driven by the impact of the deconsolidation of our historical coffee business, unfavorable currency and the deconsolidation of our historical Venezuelan operations, partially offset by our underlying Organic Net Revenue growth of 1.5% and last year’s acquisition of a biscuit operation. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $875 million for the quarter. Unfavorable currency impacts decreased net revenues by $316 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real, British pound sterling, Russian ruble and Mexican peso. The deconsolidation of our historical Venezuelan operations resulted in a year-over-year decrease in net revenues of $301 million for the quarter. Our underlying Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2015 as well as the effects of input cost-driven pricing actions taken during the quarter. Higher net pricing was reflected across all segments except Europe and North America. Unfavorable volume/mix was reflected in EEMEA and Latin America, partially offset by favorable volume/mix in North America, Europe and Asia Pacific. Unfavorable volume/mix in EEMEA and Latin America was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines. The impact of the July 15, 2015 acquisition of a biscuit operation in Vietnam added $33 million of incremental net revenues in the quarter.

Operating Income – Operating income decreased $203 million (24.1%) to $638 million in the second quarter of 2016, Adjusted Operating Income (1) increased $110 million (12.9%) to $960 million and Adjusted Operating Income on a constant currency basis (1) increased $148 million (17.4%) to $998 million due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended June 30, 2015	$841
2012-2014 Restructuring Program costs (2)	(1)	(0.1)pp
2014-2018 Restructuring Program costs (2)	182	21.7pp
Operating income from Venezuelan subsidiaries (3)	(77)	(7.9)pp
Operating income from historical coffee business (4)	(212)	(33.4)pp
Costs associated with the JDE coffee business transactions (5)	157	29.7pp
Reclassification of equity method investment earnings (6)	(26)	(6.1)pp
Operating income from divestiture (7)	(5)	(1.1)pp
Gain on divestiture (7)	(13)	(1.2)pp
Acquisition integration costs (8)	1	0.1pp
Acquisition-related costs (8)	1	0.2pp
Other / rounding	2	0.3pp

Adjusted Operating Income (1) for the Three Months Ended June 30, 2015	$850
Higher net pricing	107	12.6pp
Higher input costs	(54)	(6.3)pp
Favorable volume/mix	17	2.0pp
Lower selling, general and administrative expenses	77	9.0pp
Change in unrealized gains/losses on hedging activities	(39)	(4.6)pp
Gains on sales of property (8)	39	4.6pp
Impact from acquisition (8)	1	0.1pp

Total change in Adjusted Operating Income (constant currency) (1)	148	17.4%
Unfavorable currency—translation	(38)	(4.5)pp

Total change in Adjusted Operating Income (1)	110	12.9%

Adjusted Operating Income (1) for the Three Months Ended June 30, 2016	$960
2014-2018 Restructuring Program costs (2)	(228)	(28.0)pp
Intangible asset impairment charges (9)	(12)	(1.4)pp
Gain on sale of intangible asset (8)	6	0.7pp
Divestiture-related costs (10)	(84)	(10.0)pp
Acquisition integration costs (8)	(3)	(0.3)pp
Other / rounding	(1)	(0.2)pp

Operating Income for the Three Months Ended June 30, 2016	$638	(24.1)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program and Note 6 to the consolidated financial statement in our Form 10-K for the year ended December 31, 2015 for more information on our 2012-2014 Restructuring Program.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation in 2015.
(4)	Includes our historical global coffee business prior to the July 2, 2015 deconsolidation. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions.
(6)	Historically, we recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2015 divestiture of AGF. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter of 2015.

(8)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(9)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 for a trademark in North America and a trademark in Europe related to the planned sale of a confectionary business in France.
(10)	Includes costs incurred and accrued related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

During the quarter, we realized higher net pricing while input costs increased modestly. Higher net pricing, which included the carryover impact of pricing actions taken in 2015, was reflected across all segments except Europe and North America. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, which were partially offset by lower manufacturing costs due to productivity. Favorable volume/mix was driven by North America, Asia Pacific and Europe, which was partially offset by unfavorable volume/mix in EEMEA and Latin America.

Total selling, general and administrative expenses decreased $293 million from the second quarter of 2015, due to a number of factors noted in the table above, including in part, the deconsolidation of our historical coffee business, a favorable currency impact, lower costs associated with the JDE coffee business transactions, gains on sales of property and the deconsolidation of our Venezuelan operations. The decreases were partially offset by increases from divestiture-related costs associated with the planned sale of a confectionery business in France, higher costs incurred for the 2014-2018 Restructuring Program, the reclassification of equity method investment earnings and the impact of an acquisition.

Excluding the factors noted above, selling, general and administrative expenses decreased $77 million from the second quarter of 2015. The decrease was driven primarily by lower overhead costs due to continued cost reduction efforts, partially offset by higher advertising and consumer promotions support, particularly behind our Power Brands.

Excluding the portion related to deconsolidating our historical coffee business, the change in unrealized gains / (losses) decreased operating income by $39 million in the second quarter of 2016. In the second quarter of 2016, the net unrealized gains on currency and commodity hedging activity were $17 million, as compared to net unrealized gains of $56 million ($86 million including coffee related activity) in the second quarter of 2015 related to currency and commodity hedging activity.

Unfavorable currency impacts decreased operating income by $38 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, British pound sterling, Canadian dollar, Mexican peso, Brazilian real and Russian ruble.

Operating income margin decreased from 11.0% in the second quarter of 2015 to 10.1% in the second quarter of 2016. The decrease in operating income margin was driven primarily by the deconsolidation of our historical coffee business, divestiture-related costs associated with the planned sale of a confectionery business in France, higher costs incurred for the 2014-2018 Restructuring Program, the deconsolidation of our Venezuelan operations, the reclassification of equity method earnings, loss on divesture and intangible asset impairment charges. The items that decreased our operating income margin were partially offset by the absence of costs associated with the JDE coffee business transactions and an increase in our Adjusted Operating Income margin. Adjusted Operating Income margin increased from 13.1% in the second quarter of 2015 to 15.2% in the second quarter of 2016. The increase in Adjusted Operating Income margin was driven primarily by lower overhead costs resulting from our cost reduction programs and gains on sales of property.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $464 million increased by $58 million (14.3%) in the second quarter of 2016. Diluted EPS attributable to Mondelēz International was $0.29 in the second quarter of 2016, up $0.04 (16.0%) from the second quarter of 2015. Adjusted EPS (1) was $0.44 in the second quarter of 2016, flat to the second quarter of 2015. Adjusted EPS on a constant currency basis (1) was $0.46 in the second quarter of 2016, up $0.02 (4.5%) from the second quarter of 2015.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2015	$0.25
2012-2014 Restructuring Program costs (2)	–
2014-2018 Restructuring Program costs (2)	0.08
Net earnings from Venezuelan subsidiaries (3)	(0.03)
(Income) / costs associated with the JDE coffee business transactions (4)	0.13
Net earnings from divestiture (5)	–
Loss on divestiture (5)	0.01
Acquisition integration costs (6)	–
Acquisition-related costs (6)	–
Other / rounding	–

Adjusted EPS (1) for the Three Months Ended June 30, 2015	$0.44
Increase in operations	0.08
Decrease in operations from historical coffee business and equity method investments (7)	(0.07)
Change in unrealized gains / (losses) on hedging activities	(0.02)
Gains on sales of property (6)	0.02
Impact of acquisition (6)	–
Lower interest and other expense, net (8)	0.01
Changes in shares outstanding (9)	0.02
Changes in income taxes (10)	(0.02)

Adjusted EPS (constant currency) (1) for the Three Months Ended June 30, 2016	$0.46
Unfavorable currency—translation	(0.02)

Adjusted EPS (1) for the Three Months Ended June 30, 2016	$0.44
2014-2018 Restructuring Program costs (2)	(0.11)
Intangible asset impairment charges (11)	–
Gain on sale of intangible asset (6)	–
Divestiture-related costs (12)	(0.04)
Acquisition integration costs (6)	–
Equity method investee acquisition-related and other adjustments (13)	–
Other / rounding	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2016	$0.29

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program and Note 6 to the consolidated financial statement in our Form 10-K for the year ended December 31, 2015 for more information on our 2012-2014 Restructuring Program.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions. Net losses of $144 million in the second quarter of 2015 on the currency hedges related to the JDE coffee business transactions were recorded in interest and other expense, net and are included in the (income) / costs associated with the JDE coffee business transactions of $0.13 in the table above.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter of 2015.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.

(7)	Includes our historical coffee business results and equity earnings from JDE and our other equity method investees. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(8)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(9)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(10)	Refer to Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(11)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 for a trademark in North America and a trademark in Europe related to the planned sale of a confectionary business in France.
(12)	Includes costs incurred and accrued related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.
(13)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.

Six Months Ended June 30:

	For the Six Months Ended
	June 30,
	2016	2015		$ change	% change
	(in millions, except per share data)

Net revenues	$12,757	$15,423		$(2,666)	(17.3)%

Operating income	1,360	1,652		(292)	(17.7)%

Net earnings attributable to Mondelēz International	1,018	730		288	39.5%

Diluted earnings per share attributable to Mondelēz International	0.64	0.44		0.20	45.5%

Net Revenues – Net revenues decreased $2,666 million (17.3%) to $12,757 million in the first six months of 2016, and Organic Net Revenue (1) increased $245 million (1.9%) to $13,484 million. Power Brands net revenues decreased 17.0%, primarily due to unfavorable currency, and Power Brands Organic Net Revenue increased 3.4%. Emerging markets net revenues decreased 22.7%, primarily due to unfavorable currency, and emerging markets Organic Net Revenue increased 3.7%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

		2016
Change in net revenues (by percentage point)
Higher net pricing		2.3	pp
Unfavorable volume/mix		(0.4	)pp

Total change in Organic Net Revenue (1)		1.9%
Historical coffee business (2)		(10.5	)pp
Unfavorable currency		(6.0	)pp
Historical Venezuelan operations (3)		(2.9	)pp
Impact of accounting calendar change		(0.3	)pp
Impact of acquisitions		0.5	pp

Total change in net revenues		(17.3)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.

Net revenue decline of 17.3% was driven by the impact of the deconsolidation of our historical coffee business, unfavorable currency, the deconsolidation of our historical Venezuelan operations and the year-over-year impact of last year’s accounting calendar change, partially offset by our underlying Organic Net Revenue growth of 1.9% and the impact of last year’s acquisitions. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $1,627 million for the first six months of 2016. Unfavorable currency impacts decreased net revenues by $803 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real, British pound sterling, Mexican peso, Russian ruble and Australian dollar. The deconsolidation of our historical Venezuelan operations resulted in a year-over-year decrease in net revenues of $519 million for the first six months of 2016. The North America segment accounting calendar change made in 2015 resulted in a year-over-year decrease in net revenues of $38 million for the first six months of 2016. Our underlying Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2015 as well as the effects of input cost-driven pricing actions taken during the first six months of 2016. Higher net pricing was reflected across all segments except Europe. Unfavorable volume/mix was reflected in Latin America and EEMEA, partially offset by favorable volume/mix in all other segments. Unfavorable volume/mix in Latin America and EEMEA was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines. The impact of acquisitions primarily includes the July 15, 2015 acquisition of a biscuit operation in Vietnam, which added $71 million of incremental net revenues for the first six months of 2016.

Operating Income – Operating income decreased $292 million (17.7%) to $1,360 million in the first six months of 2016, Adjusted Operating Income (1) increased $220 million (12.8%) to $1,934 million and Adjusted Operating Income on a constant currency basis (1) increased $321 million (18.7%) to $2,035 million due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Six Months Ended June 30, 2015	$1,652
2012-2014 Restructuring Program costs (2)	(3)	(0.2)pp
2014-2018 Restructuring Program costs (2)	406	26.2pp
Operating income from Venezuelan subsidiaries (3)	(130)	(7.1)pp
Remeasurement of net monetary assets in Venezuela (3)	11	0.7pp
Operating income from historical coffee business (4)	(342)	(26.4)pp
Costs associated with the JDE coffee business transactions (5)	185	17.5pp
Reclassification of equity method investment earnings (6)	(51)	(5.4)pp
Operating income from divestiture (7)	(5)	(0.5)pp
Gain on divestiture (7)	(13)	(0.7)pp
Acquisition integration costs (8)	1	0.1pp
Acquisition-related costs (8)	2	0.1pp
Other / rounding	1	0.1pp

Adjusted Operating Income (1) for the Six Months Ended June 30, 2015	$1,714
Higher net pricing	298	17.6pp
Higher input costs	(40)	(2.3)pp
Unfavorable volume/mix	(2)	(0.1)pp
Lower selling, general and administrative expenses	117	6.9pp
Change in unrealized gains/losses on hedging activities	(76)	(4.5)pp
Gains on sales of property (8)	39	2.3pp
Impact of accounting calendar change (9)	(18)	(1.3)pp
Impact from acquisitions (8)	4	0.2pp
Other	(1)	(0.1)pp

Total change in Adjusted Operating Income (constant currency) (1)	321	18.7%
Unfavorable currency—translation	(101)	(5.9)pp

Total change in Adjusted Operating Income (1)	220	12.8%

Adjusted Operating Income (1) for the Six Months Ended June 30, 2016	$1,934
2014-2018 Restructuring Program costs (2)	(465)	(28.5)pp
Intangible asset impairment charges (10)	(26)	(1.5)pp
Gain on sale of intangible asset (8)	6	0.3pp
Divestiture-related costs (11)	(84)	(4.9)pp
Acquisition integration costs (8)	(6)	(0.4)pp
Other / rounding	1	0.1pp

Operating Income for the Six Months Ended June 30, 2016	$1,360	(17.7)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program and Note 6 to the consolidated financial statement in our Form 10-K for the year ended December 31, 2015 for more information on our 2012-2014 Restructuring Program.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(4)	Includes our historical global coffee business prior to the July 2, 2015 deconsolidation. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions.

(6)	Historically, we recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter of 2015.
(8)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(9)	Refer to Note 1, Basis of Presentation, for more information on the accounting calendar change in 2015.
(10)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 for a trademark in North America and two trademarks in Europe related to the planned sale of a confectionary business in France.
(11)	Includes costs incurred and accrued related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

During the first six months of 2016, we realized higher net pricing while input costs increased modestly. Higher net pricing, which included the carryover impact of pricing actions taken in 2015, was reflected across all segments except Europe. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, which were partially offset by lower manufacturing costs due to productivity. Unfavorable volume/mix was driven by Latin America and EEMEA, which was mostly offset by favorable volume/mix in North America, Europe and Asia Pacific.

Total selling, general and administrative expenses decreased $602 million from the first six months of 2015, due to a number of factors noted in the table above, including in part, the deconsolidation of our historical coffee business, a favorable currency impact, lower costs associated with the JDE coffee business transactions, the deconsolidation of our Venezuelan operations and lower devaluation charges related to our net monetary assets in Venezuela. The decreases were partially offset by increases from divestiture-related costs associated with the planned sale of a confectionery business in France, the reclassification of equity method investment earnings, higher costs incurred for the 2014-2018 Restructuring Program, gains on the sales of property, the impact of acquisitions and higher acquisition integration costs.

Excluding the factors noted above, selling, general and administrative expenses decreased $117 million from the first six months of 2015. The decrease was driven primarily by lower overhead costs due to continued cost reduction efforts, partially offset by higher advertising and consumer promotions support, particularly behind our Power Brands.

Excluding the portion related to deconsolidating our historical coffee business, the change in unrealized gains / (losses) decreased operating income by $76 million in the first six months of 2016. In the first six months of 2016, the net unrealized losses on currency and commodity hedging activity were $37 million, as compared to net unrealized gains of $39 million ($79 million including coffee related activity) in the first six months of 2015 related to currency and commodity hedging activity.

Unfavorable currency impacts decreased operating income by $101 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, British pound sterling and Brazilian real.

Operating income margin was 10.7% in the first six months of 2016, unchanged from the first six months of 2015. Our operating income margin was flat as an increase in our Adjusted Operating Income margin and the absence of costs associated with the JDE coffee business transactions were offset by the deconsolidation of our historical coffee business, divestiture-related costs associated with the planned sale of a confectionery business in France, higher costs incurred for the 2014-2018 Restructuring Program, the deconsolidation of our Venezuelan operations, the reclassification of equity method earnings, and intangible asset impairment charges. Adjusted Operating Income margin increased from 12.9% in the first six months of 2015 to 15.2% in the first six months of 2016. The increase in Adjusted Operating Income margin was driven primarily by lower overheads from cost reduction programs, improved gross margin, reflecting productivity efforts partially offset by the year-over-year unfavorable impact of unrealized gains / (losses) on currency and commodity hedging activities, and gains on sales of property, partially offset by increased advertising and consumer promotions support.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,018 million increased by $288 million (39.5%) in the first six months of 2016. Diluted EPS attributable to Mondelēz International was $0.64 in the first six months of 2016, up $0.20 (45.5%) from the first six months of 2015. Adjusted EPS (1) was $0.93 in the first six months of 2016, up $0.10 (12.0%) from the first six months of 2015. Adjusted EPS on a constant currency basis (1) was $0.97 in the first six months of 2016, up $0.14 (16.9%) from the first six months of 2015.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2015	$0.44
2012-2014 Restructuring Program costs (2)	–
2014-2018 Restructuring Program costs (2)	0.19
Net earnings from Venezuelan subsidiaries (3)	(0.05)
Remeasurement of net monetary assets in Venezuela (3)	0.01
(Income) / costs associated with the JDE coffee business transactions (4)	(0.07)
Loss related to interest rate swaps (5)	0.01
Net earnings from divestiture (6)	0.02
Loss on divestiture (6)	0.01
Acquisition integration costs (7)	–
Acquisition-related costs (7)	–
Loss on debt extinguishment and related expenses (8)	0.27
Other / rounding	–

Adjusted EPS (1) for the Six Months Ended June 30, 2015	$0.83
Increase in operations	0.17
Decrease in operations from historical coffee business and equity method investments (9)	(0.10)
Change in unrealized gains / (losses) on hedging activities	(0.03)
Gains on sales of property (7)	0.02
Impact of accounting calendar change (10)	(0.01)
Impact of acquisitions (7)	–
Lower interest and other expense, net (11)	0.02
Changes in shares outstanding (12)	0.04
Changes in income taxes (13)	0.03

Adjusted EPS (constant currency) (1) for the Six Months Ended June 30, 2016	$0.97
Unfavorable currency—translation	(0.04)

Adjusted EPS (1) for the Six Months Ended June 30, 2016	$0.93
2014-2018 Restructuring Program costs (2)	(0.22)
Loss related to interest rate swaps (5)	(0.04)
Equity method investee acquisition-related and other adjustments (14)	–
Gain on equity method investment exchange (7)	0.03
Intangible asset impairment charges (15)	(0.01)
Gain on sale of intangible asset (7)	–
Divestiture-related costs (16)	(0.04)
Acquisition integration costs (7)	(0.01)
Other / rounding	–

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2016	$0.64

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program and Note 6 to the consolidated financial statement in our Form 10-K for the year ended December 31, 2015 for more information on our 2012-2014 Restructuring Program.

(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions. Net gains of $407 million in the first six months of 2015 on the currency hedges related to the JDE coffee business transactions were recorded in interest and other expense, net and are included in the (income) / costs associated with the JDE coffee business transactions of $(0.07) in the table above.
(5)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the three months ended March 31, 2016 and 2015 due to changes in financing and hedging plans.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter of 2015.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(8)	Refer to Note 8 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2015 for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offer in March 2015.
(9)	Includes our historical coffee business results and equity earnings from JDE and our other equity method investees. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(10)	Refer to Note 1, Basis of Presentation, for more information on the accounting calendar change in 2015.
(11)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(12)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(13)	Refer to Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(14)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.
(15)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 for a trademark in North America and two trademarks in Europe related to the planned sale of a confectionary business in France.
(16)	Includes costs incurred and accrued related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

Results of Operations by Reportable Segment

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

Beginning in the fourth quarter of 2016, we plan to integrate our EEMEA business into our Europe and Asia Pacific segments. Russia, Ukraine, Turkey, Belarus, Georgia and Kazakhstan will be integrated within our Europe operating segment, while the remaining Middle East and African countries will be integrated within our Asia Pacific operating segment to form a new Asia, Middle East and Africa (“AMEA”) regional operating segment.

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

Historically, we have recorded income from equity method investments within our operating income as these investments were part of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in equity method investment earnings outside of segment operating income. Equity method investment net earnings were $102 million for the three months and $187 million for the six months ended June 30, 2016. Earnings from equity method investments recorded within segment operating income were $27 million in Asia Pacific, $2 million in EEMEA and $1 million in North America for the three months and $49 million in Asia Pacific, $4 million in North America and $3 million in EEMEA for the six months ended June 30, 2016. See Note 1, Basis of Presentation – Principles of Consolidation, for additional information.

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

Our segment net revenues and earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)

Net revenues:
Latin America (1)	$843	$1,240	$1,660	$2,497
Asia Pacific (2)	1,023	1,024	2,150	2,177
EEMEA (2)	648	869	1,195	1,564
Europe (2)	2,068	2,815	4,357	5,790
North America	1,720	1,713	3,395	3,395

Net revenues	$6,302	$7,661	$12,757	$15,423

(1)	Net revenues of $300 million for the three months and $519 million for the six months ended June 30, 2015 from our Venezuelan subsidiaries are included in our condensed consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our condensed consolidated financial statements. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segments. Net revenues of our global coffee business were $730 million in Europe, $130 million in EEMEA and $15 million in Asia Pacific for the three months and $1,348 million in Europe, $246 million in EEMEA and $33 million in Asia Pacific for the six months ended June 30, 2015. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)

Earnings before income taxes:
Operating income:
Latin America	$32	$134	$99	$288
Asia Pacific	95	104	243	250
EEMEA	59	100	110	132
Europe	251	261	594	587
North America	295	261	566	542
Unrealized gains / (losses) on hedging activities	17	86	(37)	79
General corporate expenses	(67)	(71)	(127)	(145)
Amortization of intangibles	(44)	(46)	(88)	(92)
Gain on divestiture	–	13	–	13
Acquisition-related costs	–	(1)	–	(2)

Operating income	638	841	1,360	1,652
Interest and other expense, net	(151)	(314)	(395)	(700)

Earnings before income taxes	$487	$527	$965	$952

Latin America

	For the Three Months Ended June 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$843	$1,240	$(397)	(32.0)%
Segment operating income	32	134	(102)	(76.1)%

	For the Six Months Ended June 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$1,660	$2,497	$(837)	(33.5)%
Segment operating income	99	288	(189)	(65.6)%

Three Months Ended June 30:

Net revenues decreased $397 million (32.0%), due to the deconsolidation of our Venezuelan operations (21.8 pp), unfavorable currency (19.0 pp) and unfavorable volume/mix (1.5 pp), partially offset by higher net pricing (10.3 pp). The deconsolidation of our Venezuelan operations resulted in a year-over-year decrease in net revenues of $301 million. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Argentinean peso, Brazilian real and Mexican peso. Unfavorable volume/mix, which primarily occurred in Brazil, was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in refreshment beverages, chocolate, biscuits and gum. Higher net pricing was reflected across all categories driven primarily by Argentina and Brazil.

Segment operating income decreased $102 million (76.1%), primarily due to higher raw material costs, the deconsolidation of our Venezuelan operations, unfavorable currency and higher manufacturing costs. These unfavorable items were partially offset by higher net pricing.

Six Months Ended June 30:

Net revenues decreased $837 million (33.5%), due to unfavorable currency (22.3 pp), the deconsolidation of our Venezuelan operations (17.4 pp) and unfavorable volume/mix (5.1 pp), partially offset by higher net pricing (11.3 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Argentinean peso, Brazilian real and Mexican peso. The deconsolidation of our Venezuelan operations resulted in a year-over-year decrease in net revenues of $519 million. Unfavorable volume/mix, which primarily occurred in Brazil, was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in chocolate, refreshment beverages, biscuits, gum and candy. Higher net pricing was reflected across all categories driven primarily by Argentina and Brazil.

Segment operating income decreased $189 million (65.6%), primarily due to higher raw material costs, the deconsolidation of our Venezuelan operations, unfavorable currency, unfavorable volume/mix, higher advertising and consumer promotion costs and higher other selling, general and administrative expenses. These unfavorable items were partially offset by higher net pricing, the absence of remeasurement losses in the first six months of 2016 related to our net monetary assets in Venezuela, lower manufacturing costs and lower costs incurred for the 2014-2018 Restructuring Program.

Asia Pacific

	For the Three Months Ended June 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$1,023	$1,024	$(1)	(0.1)%
Segment operating income	95	104	(9)	(8.7)%

	For the Six Months Ended June 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$2,150	$2,177	$(27)	(1.2)%
Segment operating income	243	250	(7)	(2.8)%

Three Months Ended June 30:

Net revenues decreased $1 million (0.1%), due to unfavorable currency (3.9 pp) and the adjustment for deconsolidating our historical coffee business (1.5 pp), mostly offset by the impact of an acquisition (3.3 pp), favorable volume/mix (1.3 pp) and higher net pricing (0.7 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Chinese yuan, Australian dollar and Indian rupee. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $15 million. The acquisition of a biscuit operation in Vietnam in July 2015 added net revenues of $33 million. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in biscuits, chocolate and cheese & grocery, partially offset by declines in candy, gum and refreshment beverages. Higher net pricing was driven by chocolate, candy and refreshment beverages.

Segment operating income decreased $9 million (8.7%), primarily due to the reclassification of equity method investment earnings, higher raw material costs, higher advertising and consumer promotion costs, the adjustment for deconsolidating our historical coffee business and unfavorable currency. These unfavorable items were mostly offset by favorable volume/mix, lower other selling, general and administrative expenses, lower manufacturing costs and higher net pricing.

Six Months Ended June 30:

Net revenues decreased $27 million (1.2%), due to unfavorable currency (5.5 pp) and the adjustment for deconsolidating our historical coffee business (1.5 pp), partially offset by the impact of an acquisition (3.3 pp), favorable volume/mix (1.3 pp) and higher net pricing (1.2 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Chinese yuan and Indian rupee. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $33 million. The acquisition of a biscuit operation in Vietnam in July 2015 added net revenues of $71 million. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in chocolate, biscuits, gum and refreshment beverages, partially offset by declines in candy and cheese & grocery. Higher net pricing was driven by chocolate, candy and refreshment beverages.

Segment operating income decreased $7 million (2.8%), primarily due to the reclassification of equity method investment earnings, higher raw material costs, unfavorable currency, higher advertising and consumer promotion costs, the deconsolidation of our historical coffee business, higher acquisition integration costs and the impact of divestitures. These unfavorable items were mostly offset by lower manufacturing costs, higher net pricing, lower other selling, general and administrative expenses, favorable volume mix and the impact of the Vietnam acquisition.

EEMEA

	For the Three Months Ended June 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$648	$869	$(221)	(25.4)%
Segment operating income	59	100	(41)	(41.0)%

	For the Six Months Ended June 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$1,195	$1,564	$(369)	(23.6)%
Segment operating income	110	132	(22)	(16.7)%

Three Months Ended June 30:

Net revenues decreased $221 million (25.4%), due to the adjustment for deconsolidating our historical coffee business (13.1 pp), unfavorable currency (10.0 pp) and unfavorable volume/mix (5.3 pp), partially offset by higher net pricing (3.0 pp). The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $130 million. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, South African rand, Egyptian pound and Turkish lira. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in all categories except cheese & grocery. Higher net pricing was reflected across all categories except cheese & grocery.

Segment operating income decreased $41 million (41.0%), primarily due to higher raw material costs, the deconsolidation of our historical coffee business, unfavorable volume/mix, higher costs incurred for the 2014-2018 Restructuring Program and unfavorable currency. These unfavorable items were partially offset by higher net pricing, lower other selling, general and administrative expenses, the absence of costs associated with the JDE coffee business transactions and lower manufacturing costs.

Six Months Ended June 30:

Net revenues decreased $369 million (23.6%), due to the adjustment for deconsolidating our historical coffee business (14.3 pp), unfavorable currency (10.0 pp) and unfavorable volume/mix (5.1 pp), partially offset by higher net pricing (5.8 pp). The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $246 million. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, South African rand, Turkish lira and Egyptian pound. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in all categories except cheese & grocery. Higher net pricing was reflected across all categories except cheese & grocery.

Segment operating income decreased $22 million (16.7%), primarily due to higher raw material costs, the deconsolidation of our historical coffee business, higher costs incurred for the 2014-2018 Restructuring Program, unfavorable volume/mix and unfavorable currency. These unfavorable items were partially offset by higher net pricing, lower other selling, general and administrative expenses, lower manufacturing costs and the absence of costs associated with the JDE coffee business transactions.

Europe

	For the Three Months Ended June 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$2,068	$2,815	$(747)	(26.5)%
Segment operating income	251	261	(10)	(3.8)%

	For the Six Months Ended June 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$4,357	$5,790	$(1,433)	(24.7)%
Segment operating income	594	587	7	1.2%

Three Months Ended June 30:

Net revenues decreased $747 million (26.5%), due to the adjustment for deconsolidating our historical coffee business (25.7 pp), lower net pricing (0.8 pp) and unfavorable currency (0.7 pp), partially offset by favorable volume/mix (0.7 pp). The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $730 million. Lower net pricing was reflected across all categories. Unfavorable currency impacts reflected the strength of the U.S. dollar against most currencies in the region, including the British pound sterling, partially offset by the strength of the euro against the U.S. dollar. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by chocolate and biscuits, partially offset by declines in candy, gum and refreshment beverages.

Segment operating income decreased $10 million (3.8%), primarily due to the deconsolidation of our historical coffee business, divestiture-related costs and an intangible asset impairment charge related to the planned sale of a confectionery business in France, lower net pricing and unfavorable currency. These unfavorable items were partially offset by the absence of costs associated with the JDE coffee business transactions, lower manufacturing costs, lower other selling, general and administrative expenses, lower costs incurred for the 2014-2018 Restructuring Program, lower raw material costs, favorable volume/mix and the gain on the sale of an intangible asset in Finland.

Six Months Ended June 30:

Net revenues decreased $1,433 million (24.7%), due to the adjustment for deconsolidating our historical coffee business (22.8 pp), unfavorable currency (2.0 pp) and lower net pricing (0.8 pp), partially offset by favorable volume/mix (0.9 pp). The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $1,348 million. Unfavorable currency impacts reflected the strength of the U.S. dollar against most currencies in the region, including the British pound sterling. Lower net pricing was reflected across most categories, primarily biscuits, cheese & grocery and gum. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by chocolate, biscuits and cheese & grocery, partially offset by declines in refreshment beverages, candy and gum.

Segment operating income increased $7 million (1.2%), primarily due to the absence of costs associated with the JDE coffee business transactions, lower manufacturing costs, lower other selling, general and administrative expenses, lower costs incurred for the 2014-2018 Restructuring Program, favorable volume/mix and the gain on the sale of an intangible asset in Finland. These favorable items were partially offset by the deconsolidation of our historical coffee business, divestiture-related costs and intangible asset impairment charges related to the planned sale of a confectionery business in France, lower net pricing, unfavorable currency, higher raw material costs and higher advertising and consumer promotion costs.

North America

	For the Three Months Ended
	June 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$1,720	$1,713	$7	0.4%
Segment operating income	295	261	34	13.0%

	For the Six Months Ended June 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$3,395	$3,395	$–	0.0%
Segment operating income	566	542	24	4.4%

Three Months Ended June 30:

Net revenues increased $7 million (0.4%), due to favorable volume/mix (1.0 pp), partially offset by unfavorable currency (0.5 pp) and lower net pricing (0.1 pp). Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in candy and biscuits, partially offset by declines in gum and chocolate. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Lower net pricing was reflected in biscuits and candy, partially offset by higher net pricing in chocolate and gum.

Segment operating income increased $34 million (13.0%), primarily due to lower other selling, general and administrative expenses (including the gain on sale of property), favorable volume/mix and lower manufacturing costs. These favorable items were partially offset by higher costs incurred for the 2014-2018 Restructuring Program and an intangible asset impairment charge.

Six Months Ended June 30:

Net revenues were flat to the prior year, due to favorable volume/mix (1.5 pp), higher net pricing (0.2 pp) and an acquisition (0.1 pp), offset by the impact of an accounting calendar change made in the prior year (1.1 pp) and unfavorable currency (0.7 pp). Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate. Higher net pricing was reflected in chocolate, gum and candy, partially offset by lower net pricing in biscuits. The acquisition of Enjoy Life Foods in March 2015 added net revenues of $5 million. The prior-year change in North America’s accounting calendar resulted in a year-over-year decrease in net revenues of $38 million. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $24 million (4.4%), primarily due to lower other selling, general and administrative expenses (including the gain on sale of property), favorable volume/mix, lower manufacturing costs, lower raw material costs and higher net pricing. These favorable items were partially offset by higher costs incurred for the 2014-2018 Restructuring Program, higher advertising and consumer promotion costs, the year-over-year impact of the prior-year accounting calendar change and an intangible asset impairment charge.

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

Net Cash Provided By Operating Activities:

Net cash provided by operating activities was $337 million in the first six months of 2016 and $571 million in the first six months of 2015. The deconsolidation of our coffee businesses impacted our operating cash flows, as well as higher contributions related to our pension benefit plans in 2016 to date, including discretionary contributions of $250 million in 2016 and $200 million in 2015. After converting our coffee holdings into equity method investments, we will only recognize cash flows from coffee when the investments pay dividends. We received $2 million of dividends from our investment in Keurig in the second quarter of 2016. Our coffee investment in JDE did not distribute dividends in the first six months of 2016.

Net Cash (Used in) / Provided by Investing Activities:

Net cash used in investing activities was $505 million in the first six months of 2016 and net cash provided by investing activities was $583 million in the first six months of 2015. In the first six months of 2015, we received $1.2 billion of cash related to the settlement of currency exchange forward contracts related to our JDE coffee business transactions and $219 million of proceeds, net of transaction costs, from the divestiture of AGF. This was partially offset by lower planned capital expenditures in 2016, $81 million of payments in the first quarter of 2015 to acquire Enjoy Life Foods and $60 million of proceeds from the sales of property in 2016.

Capital expenditures were $604 million for the six months ended June 30, 2016 and $790 million for the six months ended June 30, 2015. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2016 capital expenditures to be up to $1.4 billion, including capital expenditures in connection with our 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Provided by / (Used In) Financing Activities:

Net cash provided by financing activities was $28 million in the first six months of 2016 and net cash used in financing activities $297 million in the first six months of 2015. Cash flows from financing activities were higher due to lower share repurchases in 2016 to date than in the first six months of 2015 and lower net repayments of long-term debt due to the decision to refinance maturing debt in 2016 to date, partially offset by lower short-term working capital financing requirements than in the first six months of 2015.

Debt:

From time to time we refinance long-term and short-term debt. Refer to Note 7, Debt and Borrowing Arrangements, for details of our debt issuances and maturities during the first six months of 2016. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Generally, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

In July 2015, our Board of Directors approved a $5 billion long-term financing authority. As of June 30, 2016, we had $2.8 billion of long-term financing authority remaining.

In the next 12 months, $1.0 billion of long-term debt will mature as follows: €750 million ($833 million as of June 30, 2016) in January 2017 and fr.175 million Swiss franc notes ($179 million as of June 30, 2016) in March 2017. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $17.3 billion at June 30, 2016 and $15.4 billion at December 31, 2015. Our debt-to-capitalization ratio was 0.39 at June 30, 2016 and 0.35 at December 31, 2015. At June 30, 2016, the weighted-average term of our outstanding long-term debt was 8.7 years. Our average daily commercial borrowings were $2.0 billion for the six months ended June 30, 2016 and $3.1 billion for the six months ended June 30, 2015. We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the six months ended June 30, 2016, the primary drivers of the increase in our aggregate commodity costs were higher currency-related costs on our commodity purchases and increased costs for packaging and other raw materials, partially offset by lower costs for dairy, grains and oils, nuts, energy, sugar and cocoa.

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

We expect price volatility and a slightly higher aggregate cost environment to continue in the second half of 2016. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 7, Debt and Borrowing Arrangements, for information on debt transactions during the first six months of 2016, including the February 9, 2016 refinancing and repayment of $1,750 million of matured U.S. dollar debt, the January 26, 2016 issuance of fr.400 million of Swiss franc notes and the January 21, 2016 issuance of €700 million of euro notes. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 11, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:

See Note 10, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the six months ended June 30, 2016.

We intend to continue to use a portion of our cash for share repurchases. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. We repurchased $9.6 billion of shares ($1.3 billion in the first six months of 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013) through June 30, 2016. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $537 million in the first six months of 2016 and $495 million in the first six months of 2015. On July 19, 2016, our Board of Directors approved a 12% increase in the quarterly dividend to $0.19 per common share or $0.76 per common share on an annual basis. On July 23, 2015, our Board of Directors approved a 13% increase at that time in the quarterly dividend to $0.17 per common share or $0.68 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. We will make a determination as to whether 2016 distributions are taxable as dividends, a return of basis or both under U.S. federal income tax rules after the 2016 calendar year-end. This determination will be reflected on an IRS Form 1099-DIV issued in early 2017.

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

Contingencies

See Note 11, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “seek,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, margins and earnings per share; our goal to deliver top-tier financial performance; price volatility and pricing actions; the cost environment and measures to address increased costs; the U.K. vote to exit the E.U. and its effect on demand for our products and our financial results and operations; the costs of, timing of expenditures under and completion of our restructuring program; snack category growth; commodity prices and supply; investments; economic conditions; currency exchange rates, controls and restrictions; our operations in Venezuela and Argentina; pension and tax expense liabilities related to the JDE coffee business transactions; the significance of the coffee category to our future results; completion of our biscuit operation acquisition and biscuit brand divestiture; the timing and completion of the sale of several manufacturing facilities in France and sale or license of several local confectionery brands; integration of our EEMEA business into our Europe and Asia Pacific segments; costs we could incur related to re-negotiating collective bargaining agreements and executing business continuity plans for the North America business; legal matters; the estimated value of goodwill and intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding; reinvestment of earnings; our risk management program, including the use of financial instruments and the effectiveness of our hedging activities; capital expenditures and funding; share repurchases; dividends; compliance with financial and long-term debt covenants; taxes; guarantees; and our contractual obligations.

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

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate our business. We use non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the following categories: acquisition & divestiture activities, gains and losses on intangible asset sales and non-cash impairments, major program restructuring activities, constant currency and related adjustments, major program financing and hedging activities and other major items affecting comparability of operating results. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the GAAP and non-GAAP financial measures below, and we also discuss our underlying GAAP results throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Our primary non-GAAP financial measures are listed below and reflect how we evaluate our current and prior-year operating results. As new events or circumstances arise, these definitions could change. When our definitions change, we provide the updated definitions and present the related non-GAAP historical results on a comparable basis.

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (1), our historical global coffee business (2), our historical Venezuelan operations, accounting calendar changes and currency rate fluctuations (3). We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.
•	Our emerging markets include our Latin America and EEMEA regions in their entirety; the Asia Pacific region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
•	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz, TUC/Club Social and belVita biscuits; Cadbury Dairy Milk, Milka and Lacta chocolate; Trident gum; Hall’s candy; and Tang powdered beverages.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of Spin-Off Costs; the 2012-2014 Restructuring Program; the 2014-2018 Restructuring Program; Venezuela remeasurement and deconsolidation losses and historical operating results; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (1) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (2) gain and net incremental costs; the operating results of divestitures (1); our historical global coffee business operating results (2); and equity method investment earnings historically reported within operating income (4). We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•	“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of Spin-Off Costs; the 2012-2014 Restructuring Program; the 2014-2018 Restructuring Program; Venezuela remeasurement and deconsolidation losses and historical operating results; losses on debt extinguishment and related expenses; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; divestiture (1) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (2) gain, transaction hedging gains or losses and net incremental costs; gain on the equity method investment exchange; and net earnings from divestitures(1). In addition, we have adjusted our equity method investment earnings for our proportionate share of their unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees. Taxes were computed for each of the items excluded from our GAAP results based on the facts and tax assumptions associated with each item. We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)	Divestitures include completed sales of businesses and exits of major product lines upon completion of a sale or licensing agreement. We modified our definition of divestitures as we do not anticipate excluding as a divestiture the results of pending business sales for which we have cleared significant sale-related conditions. We instead anticipate including the results of businesses we control until a sale of business has been completed.
(2)	In connection with the JDE coffee business transactions that closed on July 2, 2015, because we exchanged our coffee interests for similarly-sized coffee interests in JDE at the time of the transaction, we have deconsolidated and not included our historical global coffee business results within divestitures in our non-GAAP financial measures and in the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. We continue to have an ongoing interest in the coffee business. Beginning in the third quarter of 2015, we have included the after-tax earnings of JDE, Keurig and of our historical coffee business results within continuing results of operations. For Adjusted EPS, we have included these earnings in equity method investment earnings and have deconsolidated our historical coffee business results from Organic Net Revenue and Adjusted Operating Income to facilitate comparisons of past and future coffee operating results.

(3)	Constant currency operating results are calculated by dividing or multiplying, as appropriate, the current period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.
(4)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income following the deconsolidation of our coffee business. See Note 1, Basis of Presentation – Principles of Consolidation, for more information. In periods prior to July 2, 2015, we have reclassified the equity method earnings from our Adjusted Operating Income to after-tax equity method investment earnings within Adjusted EPS to be consistent with the deconsolidation of our coffee business results on July 2, 2015 and in order to evaluate our operating results on a consistent basis.

We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures vary among companies, the non-GAAP financial measures presented in this report may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of these non-GAAP financial measures is they exclude items detailed below that have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the following tables that reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-Q.

Organic Net Revenue:

Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, the adjustment for deconsolidating our historical coffee business, our historical Venezuelan operations, an accounting calendar change and acquisitions. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and Power Brands, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Emerging	Developed		Emerging	Developed
	Markets	Markets	Total	Markets	Markets	Total
	(in millions)			(in millions)

Organic Net Revenue	$2,595	$3,990	$6,585	$2,502	$3,983	$6,485
Impact of currency	(285)	(31)	(316)	–	–	–
Historical coffee business (1)	–	–	–	236	639	875
Historical Venezuelan operations (2)	–	–	–	301	–	301
Impact of acquisition	33	–	33	–	–	–

Net revenues	$2,343	$3,959	$6,302	$3,039	$4,622	$7,661

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015 (3)
	Power	Non-Power		Power	Non-Power
	Brands	Brands	Total	Brands	Brands	Total
	(in millions)			(in millions)

Organic Net Revenue	$4,574	$2,011	$6,585	$4,443	$2,042	$6,485
Impact of currency	(216)	(100)	(316)	–	–	–
Historical coffee business (1)	–	–	–	629	246	875
Historical Venezuelan operations (2)	–	–	–	212	89	301
Impact of acquisition	–	33	33	–	–	–

Net revenues	$4,358	$1,944	$6,302	$5,284	$2,377	$7,661

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
	Emerging	Developed		Emerging	Developed
	Markets	Markets	Total	Markets	Markets	Total
	(in millions)			(in millions)

Organic Net Revenue	$5,237	$8,247	$13,484	$5,051	$8,188	$13,239
Impact of currency	(659)	(144)	(803)	–	–	–
Historical coffee business (1)	–	–	–	442	1,185	1,627
Historical Venezuelan operations (2)	–	–	–	519	–	519
Impact of accounting calendar change	–	–	–	–	38	38
Impact of acquisitions	71	5	76	–	–	–

Net revenues	$4,649	$8,108	$12,757	$6,012	$9,411	$15,423

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015 (3)
	Power	Non-Power		Power	Non-Power
	Brands	Brands	Total	Brands	Brands	Total
	(in millions)			(in millions)

Organic Net Revenue	$9,455	$4,029	$13,484	$9,143	$4,096	$13,239
Impact of currency	(564)	(239)	(803)	–	–	–
Historical coffee business (1)	–	–	–	1,179	448	1,627
Historical Venezuelan operations (2)	–	–	–	366	153	519
Impact of accounting calendar change	–	–	–	29	9	38
Impact of acquisitions	–	76	76	–	–	–

Net revenues	$8,891	$3,866	$12,757	$10,717	$4,706	$15,423

(1)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(2)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(3)	Each year we reevaluate our Power Brands and confirm the brands in which we will continue to make disproportionate investments. As such, we may make changes in our planned investments in primarily regional Power Brands following our annual review cycles. For 2016, we made limited changes to our list of regional Power Brands and as such, we reclassified 2015 Power Brand net revenues on a basis consistent with the current list of Power Brands.

Adjusted Operating Income:

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, Venezuela historical operating results and remeasurement loss, impairment charges related to intangible assets, gain on sale of an intangible asset, operating income from our historical coffee business, the JDE coffee business transactions incremental costs, equity method investment earnings reclassified to after-tax earnings in Q3 2015 in connection with the coffee business transactions, operating results of the AGF divestiture, pre-tax gain on the AGF divestiture, divestiture-related costs incurred for the planned sale of a confectionery business in France, acquisition integration costs and acquisition-related costs. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
		(in millions)

Adjusted Operating Income (constant currency)	$998	$850	$148	17.4%
Impact of unfavorable currency	(38)	–	(38)

Adjusted Operating Income	$960	$850	$110	12.9%
2012-2014 Restructuring Program costs	–	1	(1)
2014-2018 Restructuring Program costs	(228)	(182)	(46)
Operating income from Venezuelan subsidiaries (1)	–	77	(77)
Operating income from historical coffee business (2)	–	212	(212)
Costs associated with the JDE coffee business transactions	–	(157)	157
Reclassification of equity method earnings (3)	–	26	(26)
Intangible asset impairment charges	(12)	–	(12)
Gain on sale of intangible asset	6	–	6
Operating income from divestiture (4)	–	5	(5)
Gain on divestiture (4)	–	13	(13)
Divestiture-related costs (5)	(84)	–	(84)
Acquisition integration costs	(3)	(1)	(2)
Acquisition-related costs	–	(1)	1
Other / rounding	(1)	(2)	1

Operating income	$638	$841	$(203)	(24.1)%

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
		(in millions)

Adjusted Operating Income (constant currency)	$2,035	$1,714	$321	18.7%
Impact of unfavorable currency	(101)	–	(101)

Adjusted Operating Income	$1,934	$1,714	$220	12.8%
2012-2014 Restructuring Program costs	–	3	(3)
2014-2018 Restructuring Program costs	(465)	(406)	(59)
Operating income from Venezuelan subsidiaries (1)	–	130	(130)
Remeasurement of net monetary assets in Venezuela	–	(11)	11
Operating income from historical coffee business (2)	–	342	(342)
Costs associated with the JDE coffee business transactions	–	(185)	185
Reclassification of equity method earnings (3)	–	51	(51)
Intangible asset impairment charges	(26)	–	(26)
Gain on sale of intangible asset	6	–	6
Operating income from divestiture (4)	–	5	(5)
Gain on divestiture (4)	–	13	(13)
Divestiture-related costs (5)	(84)	–	(84)
Acquisition integration costs	(6)	(1)	(5)
Acquisition-related costs	–	(2)	2
Other / rounding	1	(1)	2

Operating income	$1,360	$1,652	$(292)	(17.7)%

(1)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(3)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter of 2015.
(5)	Includes costs incurred related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

Adjusted EPS:

Applying the definition of “Adjusted EPS”, the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, a loss on debt extinguishment and related expenses, Venezuela historical operating results and remeasurement loss, the JDE coffee business transactions hedging gains and incremental costs, losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, gain on the equity method investment exchange, our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees, impairment charges related to intangible assets, gain on sale of an intangible asset, net earnings from the AGF divestiture, after-tax loss on the AGF divestiture, divestiture-related costs incurred for the planned sale of a confectionery business in France, acquisition integration costs, and acquisition-related costs. Taxes are computed for each of the items excluded from our GAAP results based on the facts and tax assumptions associated with each item. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change

Adjusted EPS (constant currency)	$0.46	$0.44	$0.02	4.5%
Impact of unfavorable currency	(0.02)	–	(0.02)

Adjusted EPS	$0.44	$0.44	$–	0.0%
2012-2014 Restructuring Program costs	–	–	–
2014-2018 Restructuring Program costs	(0.11)	(0.08)	(0.03)
Net earnings from Venezuelan subsidiaries (1)	–	0.03	(0.03)
Income / (costs) associated with the JDE coffee business transactions	–	(0.13)	0.13
Equity method investee acquisition-related and other adjustments	–	–	–
Intangible asset impairment charges	–	–	–
Gain on sale of intangible asset	–	–	–
Net earnings from divestiture (2)	–	–	–
Loss on divestiture (2)	–	(0.01)	0.01
Divestiture-related costs (3)	(0.04)	–	(0.04)
Acquisition integration costs	–	–	–
Acquisition-related costs	–	–	–

Diluted EPS attributable to Mondelēz International	$0.29	$0.25	$0.04	16.0%

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change

Adjusted EPS (constant currency)	$0.97	$0.83	$0.14	16.9%
Impact of unfavorable currency	(0.04)	–	(0.04)

Adjusted EPS	$0.93	$0.83	$0.10	12.0%
2012-2014 Restructuring Program costs	–	–	–
2014-2018 Restructuring Program costs	(0.22)	(0.19)	(0.03)
Loss on debt extinguishment and related expenses	–	(0.27)	0.27
Net earnings from Venezuelan subsidiaries (1)	–	0.05	(0.05)
Remeasurement of net monetary assets in Venezuela	–	(0.01)	0.01
Income / (costs) associated with the JDE coffee business transactions	–	0.07	(0.07)
Loss related to interest rate swaps	(0.04)	(0.01)	(0.03)
Gain on equity method investment exchange	0.03	–	0.03
Equity method investee acquisition-related and other adjustments	–	–	–
Intangible asset impairment charges	(0.01)	–	(0.01)
Gain on sale of intangible asset	–	–	–
Net earnings from divestiture (2)	–	(0.02)	0.02
Loss on divestiture (2)	–	(0.01)	0.01
Divestiture-related costs (3)	(0.04)	–	(0.04)
Acquisition integration costs	(0.01)	–	(0.01)
Acquisition-related costs	–	–	–

Diluted EPS attributable to Mondelēz International	$0.64	$0.44	$0.20	45.5%

(1)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter of 2015.
(3)	Includes costs incurred related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the six months ended June 30, 2016. For additional information on the impact of currency policies, the recent U.K. referendum to exit the E.U., recent currency devaluations, the deconsolidation of our Venezuelan operation and the historical remeasurement of our Venezuelan net monetary assets on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, in the first quarter of 2016, we retired $1.8 billion of our long-term debt and issued $1.2 billion of lower borrowing cost debt. Our weighted-average interest rate on our total debt as of June 30, 2016 was 3.0%, down from 3.7% as of December 31, 2015.

There were no significant changes in the types of derivative instruments we use to hedge our exposures between December 31, 2015 and June 30, 2016. See Note 8, Financial Instruments, for more information on 2016 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2016. During the quarter ended June 30, 2016, we worked with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. We transitioned additional corporate financial reporting and accounting functions to an outsourced partner. We continued to migrate some of our procurement administration functions for all regions to another outsourced partner. Additionally, we continued to transition some of our transactional processing and financial reporting for a number of countries in all regions (including sales order-to-cash in our Europe, EEMEA and Latin America regions) to these two outsourced partners. Per our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners and they are subject to management’s internal control testing. During the quarter, we also transitioned some of our human resources data processing performed in country to our internal shared service centers in our Europe and Asia Pacific regions. Additionally, we transitioned the business acquired in Vietnam during the third quarter of 2015 onto our accounting system during the quarter ended June 30, 2016. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is available in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2016 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

April 1-30, 2016	3,037,946	$41.36	3,021,840	$4,134,056,806
May 1-31, 2016	4,160	44.24	–	4,134,056,806
June 1-30, 2016	7,919	44.19	–	4,134,056,806

For the Quarter Ended June 30, 2016	3,050,025	41.38	3,021,840

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 16,106 shares, 4,160 shares and 7,919 shares for the fiscal months of April, May and June 2016, respectively.
(2)	Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. See Note 10, Stock Plans, for additional information.

Item 6. Exhibits.

Exhibit Number	Description

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN T. GLADDEN
Brian T. Gladden
Executive Vice President and
Chief Financial Officer

July 27, 2016