Form 10-Q
period 2016-09-30
Mondelez International, Inc.
filed 2016-10-26
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 21, 2016, there were 1,544,411,707 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net revenues	$6,396	$6,849	$19,153	$22,272
Cost of sales	3,908	4,179	11,614	13,595

Gross profit	2,488	2,670	7,539	8,677

Selling, general and administrative expenses	1,552	1,790	4,835	5,675
Asset impairment and exit costs	190	155	510	546
Gain on divestiture	–	(7,122)	–	(7,135)
Amortization of intangibles	44	45	132	137

Operating income	702	7,802	2,062	9,454

Interest and other expense, net	145	114	540	814

Earnings before income taxes	557	7,688	1,522	8,640

Provision for income taxes	(40)	(348)	(207)	(561)
Gain on equity method investment exchange	–	–	43	–
Equity method investment net (losses) / earnings	31	(72)	218	(72)

Net earnings	548	7,268	1,576	8,007

Noncontrolling interest earnings	–	(2)	(10)	(11)

Net earnings attributable to Mondelēz International	$548	$7,266	$1,566	$7,996

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.35	$4.52	$1.00	$4.91

Diluted earnings per share attributable to Mondelēz International	$0.35	$4.46	$0.99	$4.86

Dividends declared	$0.19	$0.17	$0.53	$0.47

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net earnings	$548	$7,268	$1,576	$8,007
Other comprehensive earnings / (losses):
Currency translation adjustment	35	(1,070)	173	(2,482)
Pension and other benefit plans	30	156	99	229
Derivative cash flow hedges	2	(9)	12	(60)

Total other comprehensive earnings / (losses)	67	(923)	284	(2,313)

Comprehensive earnings / (losses)	615	6,345	1,860	5,694
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	(2)	(4)	7	(11)

Comprehensive earnings / (losses) attributable to Mondelēz International	$617	$6,349	$1,853	$5,705

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$1,686	$1,870
Trade receivables (net of allowances of $64 at September 30, 2016 and $54 at December 31, 2015)	3,019	2,634
Other receivables (net of allowances of $103 at September 30, 2016 and $109 at December 31, 2015)	895	1,212
Inventories, net	2,776	2,609
Other current assets	479	633

Total current assets	8,855	8,958

Property, plant and equipment, net	8,465	8,362
Goodwill	20,751	20,664
Intangible assets, net	18,721	18,768
Prepaid pension assets	83	69
Deferred income taxes	289	277
Equity method investments	5,717	5,387
Other assets	384	358

TOTAL ASSETS	$63,265	$62,843

LIABILITIES
Short-term borrowings	$2,490	$236
Current portion of long-term debt	1,511	605
Accounts payable	4,884	4,890
Accrued marketing	1,624	1,634
Accrued employment costs	779	844
Other current liabilities	2,669	2,713

Total current liabilities	13,957	10,922

Long-term debt	13,105	14,557
Deferred income taxes	4,762	4,750
Accrued pension costs	1,654	2,183
Accrued postretirement health care costs	501	499
Other liabilities	1,709	1,832

TOTAL LIABILITIES	35,688	34,743

Commitments and Contingencies (Note 11)

EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at September 30, 2016 and December 31, 2015)	–	–
Additional paid-in capital	31,805	31,760
Retained earnings	21,366	20,700
Accumulated other comprehensive losses	(9,699)	(9,986)
Treasury stock, at cost (450,941,657 shares at September 30, 2016 and 416,504,624 shares at December 31, 2015)	(15,963)	(14,462)

Total Mondelēz International Shareholders’ Equity	27,509	28,012
Noncontrolling interest	68	88

TOTAL EQUITY	27,577	28,100

TOTAL LIABILITIES AND EQUITY	$63,265	$62,843

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest*	Total Equity

Balances at January 1, 2015	$–	$31,651	$14,529	$(7,318)	$(11,112)	$103	$27,853
Comprehensive earnings / (losses):
Net earnings	–	–	7,267	–	–	24	7,291
Other comprehensive losses, net of income taxes	–	–	–	(2,668)	–	(26)	(2,694)
Exercise of stock options and issuance of other stock awards	–	109	(70)	–	272	–	311
Common Stock repurchased	–	–	–	–	(3,622)	–	(3,622)
Cash dividends declared ($0.64 per share)	–	–	(1,026)	–	–	–	(1,026)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(13)	(13)

Balances at December 31, 2015	$–	$31,760	$20,700	$(9,986)	$(14,462)	$88	$28,100
Comprehensive earnings / (losses):
Net earnings	–	–	1,566	–	–	10	1,576
Other comprehensive earnings / (losses), net of income taxes	–	–	–	287	–	(3)	284
Exercise of stock options and issuance of other stock awards	–	45	(74)	–	286	–	257
Common Stock repurchased	–	–	–	–	(1,787)	–	(1,787)
Cash dividends declared ($0.53 per share)	–	–	(826)	–	–	–	(826)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(27)	(27)

Balances at September 30, 2016	$–	$31,805	$21,366	$(9,699)	$(15,963)	$68	$27,577

*	Noncontrolling interest as of September 30, 2015 was $84 million, as compared to $103 million as of January 1, 2015. The change of $(19) million during the nine months ended September 30, 2015 was due to $(22) million of other comprehensive losses, net of taxes, $11 million of net earnings and $(8) million of dividends paid.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,576	$8,007
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	615	663
Stock-based compensation expense	102	98
Deferred income tax benefit	(163)	(81)
Gains on JDE coffee business transactions and divestiture	–	(7,135)
Asset impairments	262	195
Loss on early extinguishment of debt	–	708
JDE coffee business transactions currency-related net gains	–	(436)
Gain on equity method investment exchange	(43)	–
Equity method investment net (earnings) / losses	(218)	16
Distributions from equity method investments	75	58
Other non-cash items, net	10	142
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(265)	(868)
Inventories, net	(121)	(314)
Accounts payable	(143)	496
Other current assets	79	36
Other current liabilities	(266)	11
Change in pension and postretirement assets and liabilities, net	(362)	(184)

Net cash provided by operating activities	1,138	1,412

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(909)	(1,178)
Proceeds from JDE coffee business transactions currency hedge settlements	–	1,050
Acquisitions, net of cash received	–	(536)
Proceeds from JDE coffee business transaction and divestiture, net of disbursements	275	4,091
Proceeds from sale of property, plant and equipment and other assets	113	33

Net cash (used in) / provided by investing activities	(521)	3,460

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,028	613
Repayments of commercial paper, maturities greater than 90 days	(337)	(710)
Net issuances of other short-term borrowings	1,533	396
Long-term debt proceeds	1,149	3,606
Long-term debt repaid	(1,757)	(4,543)
Repurchase of Common Stock	(1,727)	(3,003)
Dividends paid	(801)	(736)
Other	82	107

Net cash used in financing activities	(830)	(4,270)

Effect of exchange rate changes on cash and cash equivalents	29	(194)

Cash and cash equivalents:
(Decrease) / increase	(184)	408
Balance at beginning of period	1,870	1,631

Balance at end of period	$1,686	$2,039

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

We derived the condensed consolidated balance sheet data as of December 31, 2015 from audited financial statements but do not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation:

As of the close of the fourth quarter of 2015, we deconsolidated our Venezuelan operations from our consolidated financial statements. As such, the results of our Venezuelan subsidiaries are not included in our condensed consolidated financial statements for the three and nine months ended September 30, 2016. The operating results of our Venezuelan subsidiaries are included in our condensed consolidated financial statements for the three and nine months ended September 30, 2015. See Currency Translation and Highly Inflationary Accounting: Venezuela below for more information.

On July 2, 2015, we contributed our global coffee businesses to a new company, Jacobs Douwe Egberts (“JDE”), in which we now hold an equity interest (collectively, the “JDE coffee business transactions”). Historically, our coffee businesses and the income from equity method investments were recorded within our operating income as these businesses were part of our base business. While we retain an ongoing interest in coffee through equity method investments including JDE, Keurig Green Mountain Inc. (“Keurig”) and Dongsuh Foods Corporation (“DSF”), and we have significant influence with our equity method investments, we do not control these operations directly. As such, in the third quarter of 2015, we began to recognize equity method investment earnings, consisting primarily of investments in coffee businesses, outside of operating income and segment income. For periods prior to the third quarter of 2015, our historical coffee business and equity method investment earnings were included within our operating income and segment income. Please see Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions and Keurig Transaction, and Note 15, Segment Reporting, for more information on these transactions.

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

Brexit has caused volatility in global stock markets and currency exchange rates, affecting the markets in which we operate. The implications of Brexit could adversely affect demand for our products, our financial results and operations, and our relationships with customers, suppliers and employees in the short or long-term. On June 24, 2016, the value of the British pound sterling relative to the U.S. dollar fell by 9%. Since that date, the value of the British pound sterling relative to the U.S. dollar declined an additional 5% through September 30, 2016. Further volatility in the exchange rate is expected over the transition period.

As the business operating environment remains uncertain, we continue to monitor our investments and currency exposures abroad. As the U.K. is not a highly-inflationary economy, we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings. While we did not experience significant business disruptions in our U.K. businesses immediately following the referendum, the devaluation of the British pound sterling in late June adversely affected our translated results reported in U.S. dollars. We have a natural hedge in the form of pound sterling-denominated debt that acts as a net investment hedge, moving counter to adverse pound sterling currency translation impacts. British pound sterling currency transaction risks are largely mitigated due to our global chocolate businesses buying cocoa in British pound sterling. Our U.K. operations contributed $505 million, or 7.9% of consolidated net revenues in the three months and $1.6 billion, or 8.4% of consolidated net revenues in the nine months ended September 30, 2016.

Venezuela. From January 1, 2010 through December 31, 2015, we accounted for the results of our Venezuelan subsidiaries using the U.S. dollar as the functional currency as prescribed by U.S. GAAP for highly inflationary economies.

Effective as of the close of the 2015 fiscal year, we concluded that we no longer met the accounting criteria for consolidation of our Venezuelan subsidiaries due to a loss of control over our Venezuelan operations and an other-than-temporary lack of currency exchangeability. During the fourth quarter of 2015, representatives of the Venezuelan government arbitrarily imposed pricing restrictions on our local operations that resulted in our inability to recover operating costs. We immediately began an appeal process with the Venezuelan authorities to demonstrate that our pricing was in line with the regulatory requirements. In January 2016, local officials communicated that some of the pricing restrictions had been lifted; however, the legally required administrative order had not been issued and it was uncertain when it would be issued. The legal and regulatory environment also became more unreliable. While we had been complying with the Venezuelan law governing pricing and profitability controls and followed the legal process for appeal, the appeal process was not available to us as outlined under law. Additionally, we were increasingly facing issues procuring raw materials and packaging. Taken together, these actions, the economic environment in Venezuela and the progressively limited access to dollars to import goods through the use of any of the available currency mechanisms impaired our ability to operate and control our Venezuelan businesses. As a result of these factors, we concluded that we no longer met the criteria for the consolidation of our Venezuelan subsidiaries.

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

We recorded no revenues, earnings or other financial results from our Venezuelan subsidiaries during the three and nine months ended September 30, 2016, and we continue to monitor the business, economic and regulatory climate in Venezuela. For the three and nine months ended September 30, 2015, the operating results of our Venezuelan operations were included in our condensed consolidated statements of earnings. During the first quarter of 2015, we recognized an $11 million currency-related remeasurement loss resulting from a devaluation of the Venezuela bolivar exchange rate we historically used to source U.S. dollars for purchases of imported raw materials, packaging and other goods and services.

The following table sets forth net revenues and operating income (including the impact of remeasurement losses) for our Venezuelan operations for the three and nine months ended September 30, 2015:

Venezuela operations	Three Months Ended September 30, 2015
Net revenues	$315 million or 4.6% of consolidated net revenues
Operating income	$73 million or 0.9% of consolidated operating income

Nine Months Ended September 30, 2015
Net revenues	$834 million or 3.7% of consolidated net revenues
Operating income	$188 million or 2.0% of consolidated operating income

Argentina. On December 16, 2015, the new Argentinean government fiscal authority announced the lifting of strict currency controls and reduced restrictions on exports and imports. The next day, the value of the Argentinean peso relative to the U.S. dollar fell by 36%. In the first nine months of 2016, the value of the Argentinean peso relative to the U.S. dollar declined 18%. Further volatility in the exchange rate is expected. While the business operating environment remains challenging, we continue to monitor and actively manage our investment and exposures in Argentina. We continue executing our hedging programs and refining our product portfolio to improve our product offerings, mix and profitability. We also continue to implement additional cost initiatives to protect the business. While further currency declines could have an adverse impact on our ongoing results of operations, we believe the actions by the new government to reduce economic controls and business restrictions will provide favorable opportunities for our Argentinean subsidiaries. Our Argentinean operations contributed $145 million, or 2.3% of consolidated net revenues in the three months and $439 million, or 2.3% of consolidated net revenues in the nine months ended September 30, 2016. As of September 30, 2016, the net monetary liabilities of our Argentina operations were not material. Argentina is not designated as a highly-inflationary economy for accounting purposes, so we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

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

Transfers of Financial Assets:

We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have a factoring arrangement with a major global bank for a maximum combined capacity of $820 million. Under the program, we may sell eligible short-term trade receivables to the bank in exchange for cash. We then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the bank. We also enter into arrangements with customers to achieve earlier collection of receivables. The incremental cost of factoring receivables for all regions was $2 million in the three months and $6 million in the nine months ended September 30, 2016 and $1 million in the three months and $4 million in the nine months ended September 30, 2015 and was recorded in net revenue. The outstanding principal amount of receivables under these arrangements amounted to $589 million as of September 30, 2016 and $401 million as of September 30, 2015.

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the Company, in the first quarter of 2015, we changed the consolidation date for our North America segment from the last Saturday of each period to the last calendar day of each period. The change had a favorable impact of $19 million on net revenues and $9 million on operating income in the three months and $57 million on net revenues and $27 million on operating income in the nine months ended September 30, 2015. As a result of this change, each of our operating subsidiaries now reports results as of the last calendar day of the period.

New Accounting Pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to provide guidance on eight specific cash flow classification issues and reduce diversity in practice in how some cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact on our condensed consolidated financial statements.

In March 2016, the FASB issued an ASU to simplify the accounting for stock-based compensation. The ASU addresses several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and cash flow statement presentation. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact on our condensed consolidated financial statements. We anticipate the impact of adopting the standard on January 1, 2017 will be greater volatility in our condensed consolidated income statement in subsequent reporting periods. We will begin recording certain stock-based compensation tax impacts in our provision for income taxes prospectively which, under current guidance, are recorded directly to equity.

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

In March 2016, the FASB issued an ASU that clarifies whether contingent put and call options meet the “clearly and closely related” criteria in connection with accounting for embedded derivatives. U.S GAAP requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. The criteria include determining that the economic characteristics and risks of the embedded derivatives are not “clearly and closely related” to those of the host contract. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We plan to adopt the new standard as of December 31, 2016 and do not expect this ASU to have a significant impact on our condensed consolidated financial statements.

In March 2016, the FASB issued an ASU that applies when there is a contract novation to a new counterparty for a derivative designated as an accounting hedge. The ASU clarifies that such a change in counterparty does not, in and of itself, require de-designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We plan to adopt the new standard as of December 31, 2016 and do not expect this ASU to have a significant impact on our condensed consolidated financial statements.

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

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The new ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of control over promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In 2016, the FASB issued several ASUs that clarified principal versus agent (gross versus net) revenue presentation considerations, confirmed certain prepaid stored-value products should be accounted for under the new revenue recognition ASU and not under other U.S. GAAP and clarified the guidance for identifying performance obligations within a contract and the accounting for licenses. The FASB also issued an ASU providing narrow scope exceptions and practical expedients to clarify and improve the implementation of the new revenue recognition guidance. Early adoption is permitted as of the original effective date which was for annual reporting periods beginning after December 15, 2016. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We continue to make progress on our efforts to assess the impact of the ASU across our operations and on our condensed consolidated financial statements. We anticipate adopting the new standard on January 1, 2018 on a full retrospective basis.

Note 2.   Divestitures and Acquisitions

JDE Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, JDE. Following the exchange of a portion of our investment in JDE for an interest in Keurig in March 2016, we held a 26.5% equity interest in JDE. The remaining 73.5% equity interest in JDE was held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). Please see discussion of the acquisition of an interest in Keurig below under Keurig Transaction. As of September 30, 2016, we hold a 26.4% equity interest in JDE following the transactions discussed under JDE Stock-Based Compensation Arrangements below.

The consideration we received in the JDE coffee business transactions completed on July 2, 2015 consisted of €3.8 billion of cash ($4.2 billion as of July 2, 2015), a 43.5% equity interest in JDE (prior to the decrease in ownership due to the Keurig transaction and the compensation arrangements discussed below) and $794 million in receivables (related to sales price adjustments and tax formation cost payments). During the third quarter of 2015, we also recorded $283 million of cash and receivables from JDE related to reimbursement of costs that we incurred in separating our coffee businesses. The cash and equity consideration we received at closing reflects that we retained our interest in a Korea-based joint venture, DSF. During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from this sale as part of the overall JDE coffee business transactions. Please see discussion of the divestiture of AGF below under Other Divestitures and Acquisitions.

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

In connection with the expected receipt of cash in euros at the time of closing, we entered into a number of consecutive currency exchange forward contracts in 2014 and 2015 to lock in an equivalent expected value in U.S. dollars as of the date the JDE coffee business transactions were first announced in May 2014. Cumulatively, we realized aggregate net gains and received cash of approximately $1.0 billion on these hedging contracts that increased the cash we received in connection with the JDE coffee business transactions from $4.2 billion in cash consideration received to $5.2 billion. In connection with these currency contracts, we recognized net gains of $29 million in the three months and $436 million in the nine months ended September 30, 2015 within interest and other expense, net.

We also incurred incremental expenses related to readying our global coffee businesses for the transactions that totaled $54 million in the three months and $239 million in the nine months ended September 30, 2015. These expenses were recorded within selling, general and administrative expenses of primarily our Europe segment, as well as within our Eastern Europe, Middle East and Africa (“EEMEA”) segment and general corporate expenses.

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

JDE Stock-Based Compensation Arrangements:

At the close of June 30, 2016, we entered into agreements with AHBV and its affiliates to establish a new stock-based compensation arrangement tied to the issuance of JDE equity compensation awards to JDE employees. This arrangement replaced a temporary equity compensation program tied to the issuance of AHBV equity compensation to JDE employees. New Class C, D and E JDE shares were authorized and issued for investments made by JDE employees. Under these arrangements, dilution of the JDE shares is limited to 2%. Upon execution of the agreements and the creation of the Class C, D and E JDE shares, as a percentage of the total JDE issued shares, our Class B shares changed from 26.5% to 26.4% and AHBV’s Class A shares changed from 73.5% to 73.22%, while the Class C, D and E shares, held by AHBV and its affiliates until the JDE employee awards vest, comprised 0.38% of JDE’s shares. Additional Class C shares are available to be issued when planned long-term incentive plan (“JDE LTIP”) awards vest, generally over the next five years. When the JDE Class C shares are issued in connection with the vested JDE LTIP awards, the Class A and B relative ownership interests will decrease. Based on estimated achievement and forfeiture assumptions, we do not expect our JDE ownership interest to decrease below 26.27%. As of September 30, 2016, our ownership interest in JDE was 26.4%.

JDE Tax Matter Resolution:

On July 19, 2016, the Supreme Court of Spain reached a final resolution on a challenged JDE tax position held by a predecessor DEMB company that resulted in an unfavorable tax expense of €114 million ($128 million as of September 30, 2016). As a result, our earnings in the third quarter of 2016 were negatively affected by €30 million ($34 million as of September 30, 2016).

Keurig Transaction:

On March 3, 2016, a subsidiary of AHBV completed the $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on equity method investment exchange in March 2016. Following the exchange, our ownership interest in JDE was 26.5% and our interest in Keurig was 24.2%. Both AHBV and we hold our investments in Keurig through a combination of equity and interests in a shareholder loan, with pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our condensed consolidated balance sheet as of September 30, 2016. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. We recorded equity earnings of $10 million for the three months and $39 million for the seven months ended September 30, 2016 and interest income from the shareholder loan of $6 million for the three months and $14 million for the seven months ended September 30, 2016 within equity method earnings. Additionally, we received $2 million in the three months ended and $4 million in the seven months ended September 30, 2016 of dividends on our investment in Keurig. We continue to account for our investments in JDE and Keurig under the equity method and recognize our share of their earnings within equity method investment earnings and our share of their dividends within our cash flows. As of September 30, 2016, Keurig is working to finalize the acquisition purchase price allocation.

Coffee Business Equity Earnings:

We have reflected the results of our historical coffee businesses and equity earnings from JDE, Keurig and DSF in our results from continuing operations as the coffee category continues to be a significant part of our net earnings and business strategy going forward. Historically, our coffee businesses and the income from equity method investments were recorded within our operating income as these businesses were part of our base business. While we retain an ongoing interest in coffee through equity method investments including JDE, Keurig and DSF, and we have significant influence with our equity method investments, we do not control these operations directly. As such, in the third quarter of 2015, we began to recognize equity method investment earnings, consisting primarily of investments in coffee businesses, outside of operating income. For periods prior to the third quarter of 2015, our historical coffee business and equity method investment earnings were included within our operating income.

The equity method investment earnings and interest income contributed by our coffee investments included losses of $3 million from JDE, earnings of $16 million from Keurig and $11 million from DSF for the three months and earnings of $89 million from JDE, $53 million from Keurig (since March 7, 2016) and $56 million from DSF for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the equity method investment losses contributed by our coffee investments included $105 million from JDE and the equity method investment earnings contributed by our coffee investments included $20 million from DSF. For the nine months ended September 30, 2015, after-tax earnings were $296 million for the coffee businesses we contributed to JDE on July 2, 2015 and $40 million for DSF.

Other Divestitures and Acquisitions:

During the nine months ended September 30, 2016, we entered into the following transactions that as of September 30, 2016, met the qualifications of held for sale accounting. These transactions included pending sales of:

•	Several manufacturing facilities in France and sale or license of several local confectionery brands. On March 31, 2016, we received a binding offer totaling €176 million ($198 million as of September 30, 2016). Taking into account agreed upon sales price adjustments related to cash, employee-related liabilities and working capital to be transferred at closing, we currently estimate a sales price of €220 million ($247 million as of September 30, 2016) based on net book values as of September 30, 2016. The final sales price is subject to change as working capital and other account balances may change at the time of closing. The transactions are subject to E.U. and local regulatory approvals, completion of employee consultation requirements and additional steps to prepare the assets for transfer. Prior to closing, together with the buyer, we will undertake consultations with all Works Councils and employee representatives required in connection with the transactions. During the third quarter, we made progress on the pre-closing sale conditions. On March 31, 2016, we recorded a $14 million impairment charge for a gum & candy trademark as a portion of its carrying value would not be recoverable based on future cash flows expected under a planned license agreement with the buyer. In May 2016, we recorded an additional $5 million impairment charge for another candy trademark to reduce the overall net assets to the estimated net sales proceeds after transaction costs. Additionally, in the nine months ended September 30, 2016, we incurred and accrued $84 million of incremental expenses to ready the business for the sale transactions expected to close in 2017. We recorded these costs within cost of sales and selling, general and administrative expenses of our Europe segment.
•	A chocolate factory in Belgium. We entered into this transaction in the third quarter of 2016 and expect the transaction to close in the fourth quarter of 2016. In connection with this transaction, we incurred and accrued €29 million ($33 million as of September 30, 2016) of incremental expenses related to selling the factory within cost of goods sold and selling, general and administrative expense and we recorded a €30 million ($34 million as of September 30, 2016) fixed asset impairment charge within asset impairments and exit costs.
•	A confectionery business in Costa Rica. We entered into this transaction in the third quarter of 2016 and expect the transaction to close in the fourth quarter of 2016.
•	A manufacturing plant in Russia. During the third quarter of 2016, we recorded a related fixed asset impairment charge of $4 million within asset impairments and exit costs.

As of September 30, 2016, the total held for sale assets and liabilities consisted of $139 million of current assets, $243 million of non-current assets, $39 million of current liabilities and $34 million of non-current liabilities.

During the nine months ended September 30, 2016, we also completed the following asset sales:

•	On August 26, 2016, we recorded a $7 million gain for the sale of a U.S.-owned biscuit trademark. The gain was recorded within selling, general and administrative expenses in the three and nine months ended September 30, 2016.

•	On May 2, 2016, we completed the sale of certain local biscuit brands in Finland as part of our strategic decisions to exit select small and local brands and shift investment towards our Power Brands. The sales price was €14 million ($16 million as of May 2, 2016) and we recorded a pre-tax gain of $6 million ($5 million after-tax) within selling, general and administrative expenses of our Europe segment in the nine months ended September 30, 2016. We divested $8 million of indefinite lived intangible assets and less than $1 million of other assets. We received cash proceeds of €12 million ($14 million as of May 2, 2016) upon closing and expect to receive the remaining consideration in the fourth quarter of 2016 upon the completion of post-closing conditions.

On August 12, 2016, we announced an agreement to purchase from Burton’s Biscuit Company the license that enables us to manufacture, market and sell Cadbury-branded biscuits around the world, including in the U.K., France, Ireland, North America and Saudi Arabia. The transaction remains subject to regulatory approval. We expect that this transaction will close in the fourth quarter of 2016.

During the third quarter of 2016, we completed the acquisition of a Vietnamese biscuit operation within our Asia Pacific segment. On July 15, 2015, we acquired an 80% interest in the biscuit operation and on August 22, 2016, we acquired the remaining 20% interest. Total cash paid for the biscuit operation, intellectual property, non-compete and consulting agreements less purchase price adjustments was 12,404 billion Vietnamese dong ($569 million using applicable exchange rates on July 15, 2015, November 27, 2015 and August 22, 2016). We have made and received the following cash payments in connection with the acquisition:

•	On November 10, 2014, we deposited $46 million in escrow upon signing the purchase agreement.
•	On July 15, 2015, we made a 9,122 billion Vietnamese dong ($418 million as of July 15, 2015) payment for the biscuit operation, a $44 million additional escrow deposit and a 759 billion Vietnamese dong ($35 million as of July 15, 2015) partial payment for the non-compete and continued consulting agreements.
•	On November 27, 2015, we received 197 billion Vietnamese dong ($9 million as of November 27, 2015) as a purchase price adjustment related to working capital adjustments at closing.
•	On August 22, 2016, in connection with acquiring the remaining 20% interest in the biscuit operation, we released escrowed funds of $70 million and retained an agreed $20 million related to two outstanding acquisition-related matters that are expected to be resolved in the upcoming year. We also made a final payment of 759 billion Vietnamese dong ($35 million as of August 22, 2016) for the non-compete and consulting agreements.

As of September 30, 2016, we have recorded a final allocation of the consideration paid including $10 million to inventory, $49 million to property, plant and equipment, $86 million of intangible assets, $385 million of goodwill and $31 million to other net liabilities. The allocation of the fair values had an immaterial impact on operating results in periods following the initial July 15, 2015 closing date. We recorded the non-compete and consulting agreements as prepaid contracts within other current and non-current assets and they are amortized into net earnings over the contract terms. For the nine months ended September 30, 2016, the acquisition added $71 million in incremental net revenues and $5 million in incremental operating income. For the three and nine months ended September 30, 2015, the acquisition added $70 million in incremental revenues and $16 million in incremental operating income. Within selling, general and administrative expenses, we recorded integration costs of $6 million for the nine months ended September 30, 2016 and $4 million for the three months and $5 million for the nine months ended September 30, 2015. We also recorded acquisition costs of $6 million for the three months and $7 million for the nine months ended September 30, 2015.

On April 23, 2015, we completed the divestiture of our 50% equity interest in AGF, our Japanese coffee joint venture, to our joint venture partner, which generated cash proceeds of 27 billion Japanese yen ($225 million as of April 23, 2015) and a pre-tax gain of $13 million (after-tax loss of $9 million) in the second quarter of 2015. Upon closing, we divested our $99 million investment in the joint venture, $65 million of goodwill and $41 million of accumulated other comprehensive losses. We also incurred approximately $7 million of transaction costs. The operating results of the divestiture were not material to our condensed consolidated financial statements for the three and nine months ended September 30, 2015.

On February 16, 2015, we acquired a U.S. snack food company, Enjoy Life Foods, within our North America segment. We paid cash and settled debt totaling $81 million in connection with the acquisition. Upon finalizing the valuation of the acquired net assets during the second quarter of 2015, we recorded an $81 million purchase price allocation of $58 million in identifiable intangible assets, $20 million of goodwill and $3 million of other net assets. The acquisition-related costs and operating results of the acquisition were not material to our condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.

Sales of Property:

In the nine months ended September 30, 2016, we sold property within our North America segment and from our centrally held corporate assets. In the third quarter, we sold property in North America that generated cash proceeds of $10 million and a pre-tax gain of $6 million and we sold a corporate aircraft hangar that generated cash proceeds of $3 million and a pre-tax gain of $1 million. In the second quarter of 2016, we also sold separate property in North America that generated cash proceeds of $40 million and a pre-tax gain of $33 million and we sold a corporate aircraft that generated cash proceeds of $20 million and a pre-tax gain of $6 million. The gains were recorded within selling, general and administrative expenses and cash proceeds were recorded in cash flows from other investing activities in the nine months ended September 30, 2016.

Note 3. Inventories

Inventories consisted of the following:

	As of September 30,	As of December 31,
	2016	2015
	(in millions)

Raw materials	$819	$782
Finished product	2,063	1,930

	2,882	2,712
Inventory reserves	(106)	(103)

Inventories, net	$2,776	$2,609

Note 4. Property, Plant and Equipment Property, plant and equipment consisted of the following:
	As of September 30,	As of December 31,
	2016	2015
	(in millions)

Land and land improvements	$502	$495
Buildings and building improvements	2,872	2,753
Machinery and equipment	10,411	10,044
Construction in progress	1,383	1,262

	15,168	14,554
Accumulated depreciation	(6,703)	(6,192)

Property, plant and equipment, net	$8,465	$8,362

Capital expenditures of $909 million for the nine months ended September 30, 2016 exclude $274 million of accrued capital expenditures remaining unpaid at September 30, 2016 and include payment for $322 million of capital expenditures that were accrued and unpaid at December 31, 2015.

In connection with our restructuring program, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $120 million in the three months and $233 million in the nine months ended September 30, 2016 and $56 million in the three months and $191 million in the nine months ended September 30, 2015 (see Note 6, 2014-2018 Restructuring Program). These charges were recorded in the condensed consolidated statements of earnings within asset impairment and exit costs as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Latin America	$3	$6	$16	$40
Asia Pacific	6	18	24	46
EEMEA	10	2	16	4
Europe	42	14	77	51
North America	59	16	98	50
Corporate	–	–	2	–

Total non-cash asset write-downs	$120	$56	$233	$191

Note 5.   Goodwill and Intangible Assets

Goodwill by reportable segment was:

	As of September 30,	As of December 31,
	2016	2015
	(in millions)

Latin America	$917	$858
Asia Pacific	2,489	2,520
EEMEA	1,337	1,304
Europe	7,107	7,117
North America	8,901	8,865

Goodwill	$20,751	$20,664

Intangible assets consisted of the following:
	As of September 30,	As of December 31,
	2016	2015
	(in millions)

Non-amortizable intangible assets	$17,603	$17,527
Amortizable intangible assets	2,340	2,320

	19,943	19,847
Accumulated amortization	(1,222)	(1,079)

Intangible assets, net	$18,721	$18,768

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At September 30, 2016, the weighted-average life of our amortizable intangible assets was 13.6 years.

Amortization expense for intangible assets was $44 million in the three months and $132 million in the nine months ended September 30, 2016 and $45 million in the three months and $137 million in the nine months ended September 30, 2015. We currently estimate annual amortization expense for each of the next five years to be approximately $185 million, estimated using September 30, 2016 exchange rates.

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at cost
	(in millions)

Balance at January 1, 2016	$20,664	$19,847
Changes due to:
Currency	163	48
Acquisition	(76)	86
Asset impairments	–	(30)
Sale of business and assets	–	(8)

Balance at September 30, 2016	$20,751	$19,943

Changes to goodwill and intangibles were:

•	Acquisition – During the first nine months of 2016, in connection with the acquisition of a biscuit operation in Vietnam, we recorded a final allocation of the consideration paid including $25 million of amortizable intangible assets and $61 million of non-amortizable intangible assets. Intangible assets acquired included trademarks and customer-related intangibles with definite and indefinite lives. A preliminary goodwill balance recorded in the third quarter of 2015 was adjusted during the first nine months of 2016 to reflect intangible asset and other asset fair valuations. See Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for additional information.

•	Asset impairments – During the nine months ended September 30, 2016, in connection with our global supply chain reinvention initiatives, we made a determination to discontinue manufacturing a candy product that resulted in a $7 million impairment charge in our North America segment, we discontinued one biscuit product that resulted in a $4 million intangible asset impairment charge in our EEMEA segment and we recorded $19 million of impairment charges related to two gum & candy trademarks in our Europe segment, both related to the planned sale of a confectionery business in France (see Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for additional information).
•	Sale of business and assets – During the first nine months of 2016, we sold $8 million of non-amortizable intangible assets in Finland. See Note 2, Divestitures and Acquisitions, for additional information.

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

Note 6.  2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a reallocation within the program of $600 million of previously approved capital expenditures to be spent on restructuring program cash costs, resulting in $3.1 billion of cash costs to be expensed and up to $1.6 billion of capital expenditures. There was no change to the total $5.7 billion of total program costs and no change to the total $4.7 billion of cash outlays. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $2.1 billion related to the 2014-2018 Restructuring Program. We have incurred the majority of the program’s charges through the third quarter of 2016 and we expect to complete the program by year-end 2018.

Restructuring Costs:

We recorded restructuring charges of $187 million in the three months and $480 million in the nine months ended September 30, 2016 and $146 million in the three months and $442 million in the nine months ended September 30, 2015 within asset impairment and exit costs. The activity for the 2014-2018 Restructuring Program liability for the nine months ended September 30, 2016 was:

	Severance
	and related	Asset
	costs	Write-downs	Total
	(in millions)

Liability balance, January 1, 2016	$395	$–	$395
Charges	246	234	480
Cash spent	(249)	–	(249)
Non-cash settlements / adjustments	(10)	(234)	(244)
Currency	7	–	7

Liability balance, September 30, 2016	$389	$–	$389

We spent $89 million in the three months and $249 million in the nine months ended September 30, 2016 and $51 million in the three months and $156 million in the nine months ended September 30, 2015 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 9, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments of $120 million in the three months and $244 million in the nine months ended September 30, 2016 and $56 million in the three months and $196 million in the nine months ended September 30, 2015. At September 30, 2016, $302 million of our net restructuring liability was recorded within other current liabilities and $87 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $114 million in the three months and $286 million in the nine months ended September 30, 2016 and $75 million in the three months and $185 million in the nine months ended September 30, 2015. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three and nine months ended September 30, 2016 and 2015 and since inception of the 2014-2018 Restructuring Program, we recorded restructuring and implementation costs within operating income as follows:

	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America (1)	Corporate (2)	Total
				(in millions)

For the Three Months Ended September 30, 2016
Restructuring Costs	$27	$10	$6	$69	$75	$–	$187
Implementation Costs	15	7	2	45	30	15	114

Total	$42	$17	$8	$114	$105	$15	$301

For the Nine Months Ended September 30, 2016
Restructuring Costs	$71	$51	$37	$172	$144	$5	$480
Implementation Costs	34	18	13	74	101	46	286

Total	$105	$69	$50	$246	$245	$51	$766

For the Three Months Ended September 30, 2015
Restructuring Costs	$30	$33	$7	$35	$39	$2	$146
Implementation Costs	6	3	1	19	19	27	75

Total	$36	$36	$8	$54	$58	$29	$221

For the Nine Months Ended September 30, 2015
Restructuring Costs	$79	$78	$21	$190	$70	$4	$442
Implementation Costs	27	12	7	47	40	52	185

Total	$106	$90	$28	$237	$110	$56	$627

Total Project 2014-2016 (3)
Restructuring Costs	$297	$199	$120	$491	$313	$45	$1,465
Implementation Costs	89	47	28	184	177	159	684

Total	$386	$246	$148	$675	$490	$204	$2,149

(1)	During the nine months ended September 30, 2016, our North America region implementation costs included incremental costs that we incurred related to re-negotiating collective bargaining agreements that expired at the end of February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business. We expect to incur additional costs related to these activities in the fourth quarter of 2016.
(2)	Includes adjustment for rounding.
(3)	Includes all charges recorded since program inception on May 6, 2014 through September 30, 2016.

Note 7.  Debt and Borrowing Arrangements

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2016		As of December 31, 2015
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$2,175	0.8%	$–	0.0%
Bank loans	315	8.9%	236	9.5%

Total short-term borrowings	$2,490		$236

As of September 30, 2016, the commercial paper issued and outstanding had between 3 and 88 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. On October 14, 2016, the revolving credit agreement, which was scheduled to expire on October 11, 2018, was extended through October 11, 2021. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At September 30, 2016, we complied with this covenant as our shareholders’ equity, as defined by the covenant, was $37.2 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of September 30, 2016, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.8 billion at September 30, 2016 and $1.9 billion at December 31, 2015. Borrowings on these lines amounted to $315 million at September 30, 2016 and $236 million at December 31, 2015.

Long-Term Debt:

On October 17, 2016, we announced a cash tender offer to retire some of our long-term debt. We expect to complete the tender in the fourth quarter of 2016. We have not yet determined the notes to be retired and the full impact to our operating results. We expect to finance the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $3.75 billion note issuance, expected to close on October 28, 2016, and the term loans, both described below.

On October 19, 2016, Mondelez International Holdings Netherlands B.V. (“MIHN”), a wholly owned subsidiary of Mondelēz International, Inc., launched an offering of $3.75 billion of notes, guaranteed by Mondelēz International, Inc. The $1.75 billion of 1.625% notes and the $500 million of floating rate notes will mature on October 28, 2019 and the $1.5 billion of 2.0% notes will mature on October 28, 2021. On October 28, 2016, we expect to receive proceeds, net of discounts and associated financing costs, of $3.73 billion. Proceeds from the notes issuance will be used for general corporate purposes, including to grant loans or make distributions to Mondelēz International, Inc. or its subsidiaries to fund all or a portion of the October 2016 cash tender offer and near-term debt maturities. We expect to amortize deferred financing costs into interest expense over the life of the notes. We entered into cross-currency swaps, serving as cash flow hedges, so that the U.S. dollar-denominated debt payments will effectively be paid in euros over the life of the debt.

On October 14, 2016, MIHN executed a $1.5 billion bank term loan facility. The loan facility consists of two $750 million loans, one with a three-year maturity and the other with a five-year maturity. The term loans can be drawn at any time for 60 days after signing. On October 25, 2016, we gave notice of our intent to fully draw on the loan with a five-year maturity, and we expect funding to occur on October 28, 2016. Proceeds from the $750 million term loan may be used for general corporate purposes, including funding of the tender offer or other debt. On October 25, 2016, we also gave notice of our intent to terminate the $750 million loan with the three-year maturity.

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

Our weighted-average interest rate on our total debt was 3.1% as of September 30, 2016, following the refinancing of the February 9, 2016 debt maturity. Our weighted-average interest rate on our total debt was 3.7% as of December 31, 2015, down from 4.3% as of December 31, 2014.

Fair Value of Our Debt:

The fair value of our short-term borrowings at September 30, 2016 and December 31, 2015 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At September 30, 2016, the aggregate fair value of our total debt was $18,616 million and its carrying value was $17,106 million. At December 31, 2015, the aggregate fair value of our total debt was $15,908 million and its carrying value was $15,398 million.

Interest and Other Expense, net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Interest expense, debt	$129	$139	$400	$461
Loss on debt extinguishment and related expenses	–	–	–	713
JDE coffee business transactions currency-related net gain	–	(29)	–	(436)
Loss related to interest rate swaps	–	–	97	34
Other expense, net	16	4	43	42

Interest and other expense, net	$145	$114	$540	$814

See Note 2, Divestitures and Acquisitions, and Note 8, Financial Instruments, for information on the currency exchange forward contracts associated with the JDE coffee business transactions. Also see Note 8, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the first quarters of 2016 and 2015.

Note 8.   Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2016		As of December 31, 2015
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$4	$8	$20	$7
Commodity contracts	38	16	37	35
Interest rate contracts	10	16	12	57

	$52	$40	$69	$99

Derivatives not designated as accounting hedges:
Currency exchange contracts	$14	$57	$61	$33
Commodity contracts	52	47	70	56
Interest rate contracts	29	20	43	28

	$95	$124	$174	$117

Total fair value	$147	$164	$243	$216

During the first nine months of 2016 and 2015, derivatives designated as accounting hedges include cash flow and fair value hedges and derivatives not designated as accounting hedges include economic hedges. Non-U.S. dollar denominated debt designated as a hedge of our net investments in non-U.S. operations is not reflected in the table above, but is included in long-term debt summarized in Note 7, Debt and Borrowing Arrangements. We record derivative assets and liabilities on a gross basis in our condensed consolidated balance sheet. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments were determined using:

	As of September 30, 2016
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$(47)	$–	$(47)	$–
Commodity contracts	27	17	10	–
Interest rate contracts	3	–	3	–

Total derivatives	$(17)	$17	$(34)	$–

	As of December 31, 2015
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$41	$–	$41	$–
Commodity contracts	16	29	(13)	–
Interest rate contracts	(30)	–	(30)	–

Total derivatives	$27	$29	$(2)	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $16 million as of September 30, 2016 and margin deposits of $22 million as of December 31, 2015 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net asset position, our counterparties would owe us a total of $32 million as of September 30, 2016 and $52 million as of December 31, 2015. For derivatives we have in a net liability position, we would owe less than $1 million as of September 30, 2016. As of December 31, 2015, there were no Level 1 derivatives in a net liability position.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $36 million as of September 30, 2016 and $101 million as of December 31, 2015, and for derivatives we have in a net asset position, our counterparties would owe us a total of $54 million as of September 30, 2016 and $64 million as of December 31, 2015. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of September 30,	As of December 31,
	2016	2015
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,211	$4,148
Forecasted transactions	1,318	1,094
Commodity contracts	654	732
Interest rate contracts	2,050	3,033
Net investment hedge – euro notes	5,280	4,345
Net investment hedge – pound sterling notes	1,236	1,404
Net investment hedge – Swiss franc notes	1,518	1,073

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Accumulated gain / (loss) at beginning of period	$(36)	$(53)	$(45)	$(2)
Transfer of realized losses / (gains) in fair value to earnings	(2)	60	64	6
Unrealized gain / (loss) in fair value	4	(69)	(53)	(66)

Accumulated gain / (loss) at end of period	$(34)	$(62)	$(34)	$(62)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Currency exchange contracts – forecasted transactions	$(6)	$(11)	$(3)	$73
Commodity contracts	8	(49)	(1)	(53)
Interest rate contracts	–	–	(60)	(26)

Total	$2	$(60)	$(64)	$(6)

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Currency exchange contracts – forecasted transactions	$(11)	$8	$(21)	$33
Commodity contracts	10	(38)	19	(61)
Interest rate contracts	5	(39)	(51)	(38)

Total	$4	$(69)	$(53)	$(66)

Cash flow hedge ineffectiveness was not material for all periods presented.

Within interest and other expense, net, we recorded pre-tax losses of $97 million in the first quarter of 2016 and $34 million in the first quarter of 2015 related to amounts excluded from effectiveness testing. These amounts relate to interest rate swaps no longer designated as cash flow hedges due to changes in financing plans. Due to lower overall costs and our decision to hedge a greater portion of our net investments in operations that use currencies other than the U.S. dollar as their functional currencies, our plans to issue U.S. dollar-denominated debt changed and we instead issued euro and Swiss franc-denominated notes in the current year first quarter, and euro, British pound sterling and Swiss franc-denominated notes in the prior-year first quarter. Amounts excluded from effectiveness testing were not material for the third quarter of 2016 and 2015.

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

Based on current market conditions, we would expect to transfer unrealized gains of $11 million (net of taxes) for commodity cash flow hedges, unrealized losses of $11 million (net of taxes) for currency cash flow hedges and unrealized losses of less than $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of September 30, 2016, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 15 months;
•	interest rate transactions for periods not exceeding the next 7 years and 2 months; and
•	currency exchange transactions for periods not exceeding the next 15 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Derivatives	$(11)	$4	$(2)	$8
Borrowings	11	(4)	2	(8)

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges were:

					Location of
	For the Three Months Ended		For the Nine Months Ended		Gain / (Loss)
	September 30,		September 30,		Recognized
	2016	2015	2016	2015	in Earnings
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$7	$8	$18	$22	Interest and other expense, net
Forecasted transactions	(14)	43	(91)	33	Cost of sales
Forecasted transactions	2	36	10	437	Interest and other expense, net
Forecasted transactions	4	5	16	(11)	Selling, general and administrative expenses
Interest rate contracts	–	–	–	–	Interest and other expense, net
Commodity contracts	(13)	(99)	(26)	(158)	Cost of sales

Total	$(14)	$(7)	$(73)	$323

In connection with the JDE coffee business transactions, we entered into a number of consecutive euro to U.S. dollar currency exchange forward contracts in 2015 to lock in an equivalent expected value in U.S. dollars. The mark-to-market gains and losses on the derivatives were recorded in earnings. We recorded net gains of $29 million for the three months and $436 million for the nine months ended September 30, 2015 within interest and other expense, net in connection with the forward contracts and the transferring of proceeds to our subsidiaries where coffee net assets and shares were deconsolidated. The currency hedge and related gains and losses were recorded within interest and other expense, net. See Note 2, Divestitures and Acquisitions — JDE Coffee Business Transactions, for additional information.

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

					Location of
	For the Three Months Ended		For the Nine Months Ended		Gain / (Loss)
	September 30,		September 30,		Recognized in
	2016	2015	2016	2015	AOCI
	(in millions)

Euro notes	$(38)	$(8)	$(110)	$188	Currency
Pound sterling notes	21	30	107	17	Translation
Swiss franc notes	(4)	18	(33)	(13)	Adjustment

Note 9. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Service cost	$15	$16	$37	$44
Interest cost	15	16	57	77
Expected return on plan assets	(24)	(23)	(105)	(120)
Amortization:
Net loss from experience differences	12	11	31	33
Prior service cost / (credit)	–	–	–	–
Settlement losses and other expenses	9	2	–	–

Net periodic pension cost	$27	$22	$20	$34

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Service cost	$42	$48	$114	$145
Interest cost	46	50	179	231
Expected return on plan assets	(72)	(70)	(326)	(358)
Amortization:
Net loss from experience differences	30	33	93	110
Prior service cost / (credit)	1	1	(2)	16
Settlement losses / (gains) and other expenses	25	15	(1)	–

Net periodic pension cost	$72	$77	$57	$144

Net periodic pension cost decreased in the nine months ended September 30, 2016 due to a combination of factors, including a decreased number of plan participants, changes in discount rates, company contributions to the plans and a change in our approach to measuring service and interest costs. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we have elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. The impact of this change was a decrease in net periodic pension cost of approximately $16 million for the three months and $48 million for the nine months ended September 30, 2016. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Net pension costs of our non-U.S. plans in the three and nine months ended September 30, 2016 were also favorably impacted by the reduction in our pension plan obligations due to the JDE coffee business transactions. Prior to the July 2, 2015 closing of the JDE coffee business transactions, certain active employees who transitioned to JDE participated in our non-U.S. pension plans. Following the transactions, benefits began to be provided directly by JDE to participants continuing with JDE. JDE assumed certain pension plan obligations and received the related plan assets. In 2015, we reduced our net benefit plan liabilities by $131 million and the related deferred tax assets by $24 million. Prior to the transactions, for the nine months ended September 30, 2015, amortization of prior service cost includes $17 million of pension curtailment losses related to employees who subsequently transitioned to JDE. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information. For participants that elected not to transfer into the JDE plans, we retained the plan obligations and related plan assets.

Settlement losses also include pension settlement losses for employees who elected lump-sum payments in connection with our 2014-2018 Restructuring Program. These settlement losses were $3 million for the three months and $12 million for the nine months ended September 30, 2016 and $1 million for the three months and $7 million for the nine months ended September 30, 2015. See Note 6, 2014-2018 Restructuring Program, for more information. We also recorded an additional $49 million of pension settlement losses in the nine months ended September 30, 2015 related to the JDE coffee business transactions within the gain on the JDE coffee business transactions.

Employer Contributions:

During the nine months ended September 30, 2016, we contributed $169 million (of which, $150 million was voluntarily contributed) to our U.S. plans and $329 million (of which, $100 million was a non-recurring contribution related to merging our and legacy Cadbury plans in the U.K.) to our non-U.S. plans. As of September 30, 2016, we plan to make further contributions of approximately $6 million to our U.S. plans and approximately $50 million to our non-U.S. plans during the remainder of 2016. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net periodic postretirement health care costs consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Service cost	$3	$4	$9	$11
Interest cost	6	5	16	17
Amortization:
Net loss from experience differences	2	3	5	10
Prior service credit (1)	(11)	(1)	(14)	(5)

Net periodic postretirement health care costs	$–	$11	$16	$33

(1)   For the three and nine months ended September 30, 2016, amortization of prior service credit includes $8 million of curtailment gain related to a change in the eligibility requirement.

Net periodic postretirement health care costs decreased in the three and nine months ended September 30, 2016 due to a combination of factors, including a decreased number of plan participants, changes in discount rates, company contributions to the plans and a change in our approach to measuring service and interest costs. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. The impact of this change was a decrease in net periodic postretirement health care costs of approximately $1 million for the three months and $3 million for the nine months ended September 30, 2016. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Postemployment Benefit Plans

Net periodic postemployment costs consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Service cost	$2	$2	$5	$5
Interest cost	1	1	4	4

Net periodic postemployment costs	$3	$3	$9	$9

Note 10.  Stock Plans

Stock Options:

Stock option activity is reflected below:

		Weighted-
		Average	Average
		Exercise or	Remaining	Aggregate
	Shares Subject	Grant Price	Contractual	Intrinsic
	to Option	Per Share	Term	Value

Balance at January 1, 2016	57,034,108	$26.12	6 years	$229 million

Annual grant to eligible employees	7,517,290	39.70
Additional options issued	97,680	43.32

Total options granted	7,614,970	39.75
Options exercised	(7,094,555)	24.01		$139 million
Options cancelled	(1,735,698)	35.39

Balance at September 30, 2016	55,818,825	27.95	6 years	$252 million

Deferred Stock Units, Performance Share Units and Restricted Stock:

Historically we have made grants of deferred stock units, performance share units and restricted stock. Beginning in 2016, we only grant deferred stock units and performance share units and no longer grant restricted stock. Our deferred stock unit, performance share unit and restricted stock activity is reflected below:

			Weighted-Average	Weighted-Average
	Number of		Fair Value	Aggregate
	Shares	Grant Date	Per Share	Fair Value

Balance at January 1, 2016	9,418,216		$28.00

Annual grant to eligible employees:		Feb. 22, 2016
Performance share units	1,406,500		39.70
Deferred stock units	1,040,790		39.70
Additional shares granted (1)	755,171	Various	29.51

Total shares granted	3,202,461		37.30	$119 million
Vested (2)	(3,903,681)		40.13	$157 million
Forfeited (2)	(1,019,864)		37.47

Balance at September 30, 2016	7,697,132		24.46

(1)	Includes performance share units and deferred stock units.
(2)	Includes performance share units, deferred stock units and historically granted restricted stock.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2016, we had repurchased $8.2 billion of Common Stock pursuant to this authorization. During the nine months ended September 30, 2016, we repurchased 42.9 million shares of Common Stock at an average cost of $41.64 per share, or an aggregate cost of $1.8 billion, of which $1.7 billion was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2016, we have $3.7 billion in remaining share repurchase capacity.

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

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are continuing to cooperate with the U.S. and Indian governments in their investigations of these matters. On February 11, 2016, we received a “Wells” notice from the SEC indicating that the staff has made a preliminary determination to recommend that the SEC file an enforcement action against us for violations of the books and records and internal controls provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the investigation. On March 18, 2016, we made a submission to the staff of the SEC in response to the notice. We have engaged in discussions with the SEC and with the U.S. Department of Justice to discuss potential resolution of their respective investigations. We have not reached a settlement to resolve these investigations, and we are unable to predict when or if we can reach a mutually satisfactory resolution.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($56 million as of September 30, 2016) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($88 million as of September 30, 2016). We have appealed this order. In addition, the Excise Authority issued additional show cause notices on February 6, 2015 and December 8, 2015 on the same issue but covering the periods January to October 2014 and November 2014 to September 2015, respectively. These notices added a total of 2.4 billion Indian rupees ($36 million as of September 30, 2016) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority and interest. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

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

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2016, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Note 12. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings / (losses) to net earnings (net of tax) were net losses of $28 million in the three months and $206 million for the nine months ended September 30, 2016 and $134 million in the three months and $172 million in the nine months ended September 30, 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(7,867)	$(6,438)	$(8,006)	$(5,042)
Currency translation adjustments attributable to:
Translation of international operations (1)	52	(1,149)	171	(2,749)
Pension and other benefit plans	7	46	42	97
Derivatives accounted for as net investment hedges	(35)	62	(58)	303
Noncontrolling interests	(2)	(6)	(3)	(22)
Tax (expense) / benefit	13	(23)	21	(111)

Other comprehensive earnings / (losses)	35	(1,070)	173	(2,482)
Less: portion attributable to noncontrolling interests	(2)	(6)	(3)	(22)

Balance at end of period	(7,830)	(7,502)	(7,830)	(7,502)

Pension and Other Benefit Plans:
Balance at beginning of period	$(1,865)	$(2,201)	$(1,934)	$(2,274)
Net actuarial gain / (loss) arising during period	–	127	24	99
Tax (expense) / benefit on net actuarial gain / (loss)	–	(40)	(9)	(35)
Losses / (gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	30	46	93	165
Settlement losses (2)	10	51	25	64
Tax (expense) / benefit on reclassifications (3)	(10)	(28)	(34)	(64)

Other comprehensive earnings / (losses)	30	156	99	229

Balance at end of period	(1,835)	(2,045)	(1,835)	(2,045)

Derivative Cash Flow Hedges:
Balance at beginning of period	$(36)	$(53)	$(46)	$(2)
Net derivative gains / (losses)	6	(113)	(78)	(103)
Tax (expense) / benefit on net derivative gain / (loss)	(2)	39	25	36
Losses / (gains) reclassified into net earnings:
Currency exchange contracts – forecasted transactions (4)	7	13	3	(79)
Commodity contracts (4)	(8)	62	7	65
Interest rate contracts (5)	–	–	96	41
Tax (expense) / benefit on reclassifications (3)	(1)	(10)	(41)	(20)

Other comprehensive earnings / (losses)	2	(9)	12	(60)

Balance at end of period	(34)	(62)	(34)	(62)

Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(9,768)	$(8,692)	$(9,986)	$(7,318)
Total other comprehensive earnings / (losses)	67	(923)	284	(2,313)
Less: portion attributable to noncontrolling interests	(2)	(6)	(3)	(22)

Other comprehensive earnings / (losses) attributable to Mondelēz International	69	(917)	287	(2,291)

Balance at end of period	$(9,699)	$(9,609)	$(9,699)	$(9,609)

(1)	For the nine months ended September 30, 2016 includes $57 million of historical cumulative transaction adjustments reclassified to net earnings within the gain on equity method investment exchange in the first quarter. See Note 2, Divestitures and Acquisitions – Keurig Transaction.
(2)	These reclassified gains or losses are included in the components of net periodic benefit costs disclosed in Note 9, Benefit Plans, and equity method investment net earnings.
(3)	Taxes related to reclassified gains or losses are recorded within the provision for income taxes.
(4)	These reclassified gains or losses are recorded within cost of sales.
(5)	These reclassified gains or losses are recorded within interest and other expense, net.

Note 13.  Income Taxes

Based on current tax laws, our estimated annual effective tax rate for 2016 is 20.8%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2016 third quarter effective tax rate of 7.2% includes net benefit from discrete one-time events of $60 million, mainly due to $35 million from expirations of statutes of limitations and favorable audit settlements in several jurisdictions and a $17 million benefit from the reduction of U.K. net deferred tax liabilities resulting from tax legislation enacted during 2016 Q3 that reduced the U.K. corporate income tax rate. Our effective tax rate for the nine months ended September 30, 2016 of 13.6% was favorably impacted by net tax benefit from $109 million of discrete one-time events. The discrete net tax benefit primarily consisted of benefits of $73 million due to expirations of statutes of limitations and favorable audit settlements in several jurisdictions and a $17 million benefit from the reduction of U.K. net deferred tax liabilities resulting from tax legislation enacted during the third quarter of 2016 that reduced the U.K. corporate income tax rate.

As of the third quarter of 2015, our estimated annual effective tax rate for 2015 was 23.1%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2015 third quarter effective tax rate of 4.5% benefitted from the one-time third quarter sale of our coffee business that resulted in a pre-tax gain of $7,122 million and $197 million of related tax expense, as well as $21 million of tax costs incurred to remit proceeds up from lower-tier foreign subsidiaries to allow cash to be redeployed within our retained foreign operations. Other discrete one-time events, which partially offset the costs associated with the sale of our coffee business, of $40 million primarily related to favorable audit settlements and expirations of statutes of limitations in several jurisdictions. Our effective tax rate for the nine months ended September 30, 2015 of 6.5% was favorably impacted by the sale of our coffee business in the third quarter. Other significant discrete one-time events consisted of $54 million of tax charges related to the sale of our interest in AGF ($32 million in the first quarter upon the investment’s change to held-for-sale status and an additional $22 million upon the closing of the sale in the second quarter), and $75 million from favorable audit settlements and expirations of statutes of limitations in several jurisdictions.

Note 14.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions, except per share data)

Net earnings	$548	$7,268	$1,576	$8,007
Noncontrolling interest earnings	–	(2)	(10)	(11)

Net earnings attributable to Mondelēz International	$548	$7,266	$1,566	$7,996

Weighted-average shares for basic EPS	1,557	1,609	1,561	1,627
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	19	20	18	19

Weighted-average shares for diluted EPS	1,576	1,629	1,579	1,646

Basic earnings per share attributable to Mondelēz International	$0.35	$4.52	$1.00	$4.91
Diluted earnings per share attributable to Mondelēz International	$0.35	$4.46	$0.99	$4.86

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 4.3 million for the three months and 7.7 million for the nine months ended September 30, 2016 and less than 1 million for the three months and 10.8 million for the nine months ended September 30, 2015.

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

On October 1, 2016, we integrated our EEMEA business into our Europe and Asia Pacific segments. Russia, Ukraine, Turkey, Belarus, Georgia and Kazakhstan were combined within our Europe operating segment, while the remaining Middle East and African countries were combined within our Asia Pacific operating segment to form a new Asia, Middle East and Africa (“AMEA”) regional operating segment.

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

Historically, we have recorded income from equity method investments within our operating income as these investments were part of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in equity method investment earnings outside of segment operating income. Within segment operating income, equity method investment net earnings were $56 million for the nine months ended September 30, 2015, including $49 million in Asia Pacific, $3 million in EEMEA and $4 million in North America. See Note 1, Basis of Presentation – Principles of Consolidation, and Note 2, Divestitures and Acquisitions, for additional information.

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

Our segment net revenues and earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Net revenues:
Latin America (1)	$868	$1,233	$2,528	$3,730
Asia Pacific (2)	1,128	1,101	3,278	3,278
EEMEA (2)	543	586	1,738	2,150
Europe (2)	2,104	2,173	6,461	7,963
North America	1,753	1,756	5,148	5,151

Net revenues	$6,396	$6,849	$19,153	$22,272

(1)   Net revenues of $315 million for the three months and $834 million for the nine months ended September 30, 2015 from our Venezuelan subsidiaries are included in our condensed consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our condensed consolidated financial statements. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.

(2)   On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segments. Net revenues of our global coffee business were $1,348 million in Europe, $246 million in EEMEA and $33 million in Asia Pacific for the nine months ended September 30, 2015. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$92	$134	$191	$422
Asia Pacific	135	71	378	321
EEMEA	44	52	154	184
Europe	302	298	896	885
North America	274	275	840	817
Unrealized gains / (losses) on hedging activities (mark-to-market impacts)	(12)	(4)	(49)	75
General corporate expenses	(89)	(95)	(216)	(240)
Amortization of intangibles	(44)	(45)	(132)	(137)
Gains on JDE coffee business transactions and divestiture	–	7,122	–	7,135
Acquisition-related costs	–	(6)	–	(8)

Operating income	702	7,802	2,062	9,454
Interest and other expense, net	(145)	(114)	(540)	(814)

Earnings before income taxes	$557	$7,688	$1,522	$8,640

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

Net revenues by product category were:

	For the Three Months Ended September 30, 2016
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$191	$360	$125	$608	$1,403	$2,687
Chocolate	185	388	223	1,021	65	1,882
Gum & Candy	247	174	120	163	285	989
Beverages (1)	164	77	31	36	–	308
Cheese & Grocery	81	129	44	276	–	530

Total net revenues	$868	$1,128	$543	$2,104	$1,753	$6,396

	For the Three Months Ended September 30, 2015
	Latin	Asia			North
	America (2)	Pacific	EEMEA	Europe (3)	America	Total
	(in millions)

Biscuits	$431	$356	$125	$592	$1,403	$2,907
Chocolate	184	370	232	1,074	64	1,924
Gum & Candy	262	171	134	177	289	1,033
Beverages (1)	178	76	45	43	–	342
Cheese & Grocery	178	128	50	287	–	643

Total net revenues	$1,233	$1,101	$586	$2,173	$1,756	$6,849

	For the Nine Months Ended September 30, 2016
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$551	$991	$379	$1,848	$4,162	$7,931
Chocolate	562	1,088	549	3,124	153	5,476
Gum & Candy	713	538	383	512	833	2,979
Beverages (1)	466	285	229	123	–	1,103
Cheese & Grocery	236	376	198	854	–	1,664

Total net revenues	$2,528	$3,278	$1,738	$6,461	$5,148	$19,153

	For the Nine Months Ended September 30, 2015
	Latin	Asia			North
	America (2)	Pacific	EEMEA	Europe (3)	America	Total
	(in millions)

Biscuits	$1,147	$940	$396	$1,828	$4,161	$8,472
Chocolate	680	1,074	627	3,204	161	5,746
Gum & Candy	852	550	418	558	829	3,207
Beverages (1)	570	324	502	1,493	–	2,889
Cheese & Grocery	481	390	207	880	–	1,958

Total net revenues	$3,730	$3,278	$2,150	$7,963	$5,151	$22,272

(1)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segment beverage categories. Net revenues of our global coffee business were $1,348 million in Europe, $246 million in EEMEA and $33 million in Asia Pacific for the nine months ended September 30, 2015. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.
(2)	Our Venezuelan subsidiaries net revenues of $209 million in biscuits, $95 million in cheese & grocery, $6 million in beverages and $5 million in gum & candy for the three months and $496 million in biscuits, $231 million in cheese & grocery, $66 million in gum & candy and $41 million in beverages for the nine months ended September 30, 2015 are included in our condensed consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our condensed consolidated financial statements. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(3)	During 2016, we realigned some of our products across product categories primarily within our Europe segment and as such, we reclassified the product category net revenues on a basis consistent with the 2016 presentation.

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

Significant Items Affecting Comparability of Financial Results

JDE Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”). Following the exchange of a portion of our investment in JDE for an interest in Keurig Green Mountain Inc. (“Keurig”) in March 2016, we held a 26.5% equity interest in JDE. The remaining 73.5% equity interest in JDE was held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). Please see discussion of the acquisition of an interest in Keurig below under Keurig Transaction. As of September 30, 2016, we hold a 26.4% equity interest in JDE following the transactions discussed under JDE Stock-Based Compensation Arrangements below.

The consideration we received in the JDE coffee business transactions completed on July 2, 2015, consisted of €3.8 billion of cash ($4.2 billion as of July 2, 2015), a 43.5% equity interest in JDE (prior to the decrease in ownership due to the Keurig transaction and the compensation arrangements discussed below) and $794 million in receivables (related to sales price adjustments and tax formation cost payments). During the third quarter of 2015, we also recorded $283 million of cash and receivables from JDE related to reimbursement of costs that we incurred in separating our coffee businesses. The cash and equity consideration we received at closing reflects that we retained our interest in a Korea-based joint venture, Dongsuh Foods Corporation (“DSF”). During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from the sale as part of the overall JDE coffee business transactions. Please see Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for discussion of the divestiture of AGF.

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

In connection with the expected receipt of cash in euros at the time of closing, we entered into a number of consecutive currency exchange forward contracts in 2014 and 2015 to lock in an equivalent expected value in U.S. dollars as of the date the JDE coffee business transactions were first announced in May 2014. Cumulatively, we realized aggregate net gains and received cash of approximately $1.0 billion on these hedging contracts that increased the cash we received in connection with the JDE coffee business transactions from $4.2 billion in cash consideration received to $5.2 billion. In connection with these currency contracts, we recognized net gains of $29 million in the three months and $436 million in the nine months ended September 30, 2015 within interest and other expense, net.

JDE Stock-Based Compensation Arrangements:

At the close of June 30, 2016, we entered into agreements with AHBV and its affiliates to establish a new stock-based compensation arrangement tied to the issuance of JDE equity compensation awards to JDE employees. This arrangement replaced a temporary equity compensation program tied to the issuance of AHBV equity compensation to JDE employees. New Class C, D and E JDE shares were authorized and issued for investments made by JDE employees. Under these arrangements, dilution of the JDE shares is limited to 2%. Upon execution of the agreements and the creation of the Class C, D and E JDE shares, as a percentage of the total JDE issued shares, our Class B shares changed from 26.5% to 26.4% and AHBV’s Class A shares changed from 73.5% to 73.22%, while the Class C, D and E shares, held by AHBV and its affiliates until the JDE employee awards vest, comprised 0.38% of JDE’s shares. Additional Class C shares are available to be issued when planned long-term incentive plan (“JDE LTIP”) awards vest, generally over the next five years. When the JDE Class C shares are issued in connection with the vested JDE LTIP awards, the Class A and B relative ownership interests will decrease. Based on estimated achievement and forfeiture assumptions, we do not expect our JDE ownership interest to decrease below 26.27%. As of September 30, 2016, our ownership interest in JDE was 26.4%.

JDE Tax Matter Resolution:

On July 19, 2016, the Supreme Court of Spain reached a final resolution on a challenged JDE tax position held by a predecessor DEMB company that resulted in an unfavorable tax expense of €114 million ($128 million as of September 30, 2016). As a result, our earnings in the third quarter of 2016 were negatively affected by €30 million ($34 million as of September 30, 2016).

Keurig Transaction:

On March 3, 2016, a subsidiary of AHBV completed the $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on equity method investment exchange in March 2016. Following the exchange, our ownership interest in JDE was 26.5% and our interest in Keurig was 24.2%. Both AHBV and we hold our investments in Keurig through a combination of equity and interests in a shareholder loan, with pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our condensed consolidated balance sheet as of September 30, 2016. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. We recorded equity earnings of $10 million for the three months and $39 million for the seven months ended September 30, 2016 and interest income from the shareholder loan of $6 million for the three months and $14 million for the seven months ended September 30, 2016 within equity method earnings. Additionally, we received $2 million in the three months ended and $4 million in the seven months ended September 30, 2016 of dividends on our investment in Keurig. We continue to account for our investments in JDE and Keurig under the equity method and recognize our share of their earnings within equity method investment earnings and our share of their dividends within our cash flows. As of September 30, 2016, Keurig is working to finalize the acquisition purchase price allocation.

Coffee Business Equity Earnings:

We have reflected the results of our historical coffee businesses and equity earnings from JDE, Keurig and DSF in our results from continuing operations as the coffee category continues to be a significant part of our net earnings and business strategy going forward. Historically, our coffee businesses and the income from equity method investments were recorded within our operating income as these businesses were part of our base business. While we retain an ongoing interest in coffee through equity method investments including JDE, Keurig and DSF, and we have significant influence with our equity method investments, we do not control these operations directly. As such, in the third quarter of 2015, we began to recognize equity method investment earnings, consisting primarily of investments in coffee businesses, outside of operating income. For periods prior to the third quarter of 2015, our historical coffee business and equity method investment earnings were included within our operating income. See Note 2, Divestitures and Acquisitions, for more information.

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

Beginning in 2016, we no longer include net revenues, earnings or net assets of our Venezuelan subsidiaries within our condensed consolidated financial statements. Under the cost method of accounting, earnings are only recognized to the extent cash is received. Given the current and ongoing difficult economic, regulatory and business environment in Venezuela, there continues to be significant uncertainty related to our operations in Venezuela, and we expect these conditions will continue for the foreseeable future. We will monitor the extent of our ability to control our Venezuelan operations and the liquidity and availability of U.S. dollars at different rates as our current situation in Venezuela may change over time and lead to consolidation at a future date. See below Discussion and Analysis of Historical Results – Items Affecting Comparability of Financial Results, and Note 1, Basis of Presentation –Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on our historical Venezuelan operating results, including the remeasurement loss recorded in the first quarter of 2015.

Financial Outlook

We seek to achieve top-tier financial performance. We manage our business to achieve this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. We use these non-GAAP financial metrics and related computations such as margins internally to evaluate and manage our business, plan and make near and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to our U.S. GAAP financial results. We believe providing investors with the same financial information that we use internally ensures that investors have the same data to make comparisons of our historical operating results, identify trends in our underlying operating results and have additional insight and transparency on how we evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our GAAP results and we have provided reconciliations between our GAAP and non-GAAP financial measures in Non-GAAP Financial Measures which appears later in this section.

In addition to monitoring our key operating metrics, we monitor a number of developments or trends that could impact our revenue and profitability objectives.

•	Following the June 2016 “Brexit”referendum vote, the United Kingdom (“U.K.”) is moving forward with plans to exit the European Union (“E.U.”). When announced, Brexit caused volatility in global stock markets and currency exchange rates, affecting the markets in which we conduct business. Also, the value of the British pound sterling relative to the U.S. dollar declined, and the value of primarily the pound sterling continued to be negatively affected following the vote. Further volatility in the exchange rate is expected over the transition period. While we have not experienced significant business disruptions in our U.K. businesses immediately following the referendum, the devaluation of the British pound sterling adversely affected our translated results reported in U.S. dollars. We have a natural hedge in the form of pound-sterling denominated debt that acts as a net investment hedge, moving counter to adverse pound sterling currency translation impacts. British pound sterling currency transaction risks are also mitigated in part due to our global chocolate businesses buying cocoa in British pound sterling. In recent months, cocoa prices in British pound sterling have been volatile and trading above historic levels, largely in response to the recent devaluation of the pound. On a global basis, the impact to our chocolate businesses is mitigated as we purchase cocoa at a higher cost but with less expensive British pound sterling. We may not be able to fully offset the increased risks within the U.K., which could impact profitability in the near-term or longer should these conditions continue. While we continue to monitor and work to safeguard our business, the U.K. decision to leave the E.U. could adversely affect future demand for our products, our financial results and operations, and our relationships with customers, suppliers and employees in the short or long-term.

•	On February 29, 2016, the collective bargaining agreements covering eight U.S. facilities expired and we began the re-negotiation of these agreements. We continue to work toward reaching an agreement with the union and have made plans to ensure business continuity during the re-negotiations.
•	In the fourth quarter of 2016, we began the integration of our EEMEA business into our Europe and Asia Pacific segments. We expect this change to have a favorable impact on our operating performance beginning in late 2016 and prospectively due to the consolidation of offices and overhead reduction.

We also continue to note trends similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2015. In particular, volatility in the global commodity and currency markets continued through the third quarter of 2016, including most recently the impact from Brexit and currency devaluation issues noted in other countries. Refer to Commodity Trends appearing later in this section and Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for additional information on our commodity costs and specific currency risks we are monitoring. Also refer to Note 6, 2014-2018 Restructuring Program, for additional information on the North America region collective bargaining agreement re-negotiations, and Note 15, Segment Reporting, for information on our segments and information on our EEMEA segment.

Summary of Results

•	Net revenues decreased 6.6% to $6.4 billion in the third quarter of 2016 and decreased 14.0% to $19.2 billion in the first nine months of 2016 as compared to the same periods in the prior year. Net revenues in 2016 were significantly affected by the July 2, 2015 contribution of our global coffee business to JDE, unfavorable currency translation as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year, the deconsolidation of our historical Venezuelan operations and the year-over-year impact of last year’s accounting calendar change and the deconsolidation of our Venezuelan subsidiaries.

•	Organic Net Revenue increased 1.1% to $6.6 billion in the third quarter of 2016 and increased 1.6% to $20.1 billion in the first nine months of 2016 as compared to the same periods in the prior year. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International decreased 92.2% to $0.35 in the third quarter of 2016 and decreased 79.6% to $0.99 in the first nine months of 2016 as compared to the same periods in the prior year. A number of significant items also affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the condensed consolidated financial statements.

•	Adjusted EPS increased 36.8% to $0.52 in the third quarter of 2016 and increased 22.5% to $1.47 in the first nine months of 2016 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 42.1% to $0.54 in the third quarter of 2016 and increased 27.5% to $1.53 in the first nine months of 2016. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	See Note	2016	2015	2016	2015
		(in millions)

Coffee business transactions:	Note 2
Gain on contribution		$–	$7,122	$–	$7,122
Incremental costs for readying the businesses		–	(54)	–	(239)
Currency-related hedging net gain		–	29	–	436
Gain on Keurig equity method investment exchange (1)		–	–	43	–

Venezuela:	Note 1
Historical operating income (2)		–	73	–	188
Remeasurement of net monetary assets		–	–	–	(11)

2014-2018 Restructuring Program:	Note 6
Restructuring charges		(187)	(146)	(480)	(442)
Implementation charges		(114)	(75)	(286)	(185)

Loss on debt extinguishment and related expenses	Note 7	–	–	–	(713)

Loss related to interest rate swaps	Note 7	–	–	(97)	(34)

Intangible asset impairment charges	Note 5	(4)	–	(30)	–

Divestitures, Acquisitions and Sales of Property	Note 2
Gain on sale of trademarks		7	–	13	–
Gain on divestiture		–	–	–	13
Divestiture-related costs		–	–	(84)	–
Gains on sales of property		7	–	46	–

Mark-to-market gains (losses) from derivatives (3)	Note 8 & 15	(12)	(4)	(49)	35

Effective tax rate	Note 13	7.2%	4.5%	13.6%	6.5%

(1)	The gain on equity method investment exchange is recorded outside of pre-tax operating results on the condensed consolidated statement of earnings as it relates to our after-tax equity method investments.
(2)	Excludes the impact of remeasurement losses and 2014-2018 Restructuring Program charges that are shown separately.
(3)	Unrealized gains or losses on commodity and forecasted currency transaction derivatives.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015.

Three Months Ended September 30:

	For the Three Months Ended
	September 30,
	2016	2015		$ change	% change
	(in millions, except per share data)

Net revenues	$6,396	$6,849		$(453)	(6.6)%

Operating income	702	7,802		(7,100)	(91.0)%

Net earnings attributable to Mondelēz International	548	7,266		(6,718)	(92.5)%

Diluted earnings per share attributable to Mondelēz International	0.35	4.46		(4.11)	(92.2)%

Net Revenues – Net revenues decreased $453 million (6.6%) to $6,396 million in the third quarter of 2016, and Organic Net Revenue (1) increased $74 million (1.1%) to $6,589 million. Power Brands net revenues decreased 5.2%, due to the deconsolidation of our historical Venezuelan operations and unfavorable currency, and Power Brands Organic Net Revenue increased 2.5%. Emerging markets net revenues decreased 14.6%, due to the deconsolidation of our historical Venezuelan operations and unfavorable currency, and emerging markets Organic Net Revenue increased 2.0%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

		2016
Change in net revenues (by percentage point)
Higher net pricing		0.6	pp
Favorable volume/mix		0.5	pp

Total change in Organic Net Revenue (1)		1.1%
Historical Venezuelan operations (2)		(4.5	)pp
Unfavorable currency		(2.9	)pp
Impact of accounting calendar changes		(0.3	)pp

Total change in net revenues		(6.6)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.

Net revenue decline of 6.6% was driven by the deconsolidation of our historical Venezuelan operations, unfavorable currency and the year-over-year impact of last year’s accounting calendar change, partially offset by our underlying Organic Net Revenue growth of 1.1%. The deconsolidation of our historical Venezuelan operations resulted in a year-over-year decrease in net revenues of $315 million for the quarter. Unfavorable currency impacts decreased net revenues by $193 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the British pound sterling, Argentinean peso and Mexican peso, partially offset by the strength of the Brazilian real, Australian dollar and Japanese yen relative to the U.S. dollar. The North America segment accounting calendar change made in 2015 resulted in a year-over-year decrease in net revenues of $19 million in the quarter. Our underlying Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2015 as well as the effects of input cost-driven pricing actions taken during the quarter. Higher net pricing was reflected in Latin America and EEMEA, partially offset by lower net pricing in Europe, North America and Asia Pacific. Favorable volume/mix was reflected in Europe, North America and Asia Pacific, partially offset by unfavorable volume/mix in Latin America and EEMEA. Unfavorable volume/mix in Latin America and EEMEA was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines.

Operating Income – Operating income decreased $7,100 million (91.0%) to $702 million in the third quarter of 2016, Adjusted Operating Income (1) increased $120 million (13.5%) to $1,011 million and Adjusted Operating Income on a constant currency basis (1) increased $151 million (16.9%) to $1,042 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended September 30, 2015	$7,802
2014-2018 Restructuring Program costs (2)	221	28.9pp
Operating income from Venezuelan subsidiaries (3)	(78)	(13.4)pp
Costs associated with the JDE coffee business transactions (4)	54	9.6pp
Gain on the JDE coffee business transactions (4)	(7,122)	(94.2)pp
Acquisition integration costs (5)	4	0.5pp
Acquisition-related costs (5)	6	0.7pp
Mark-to-market losses from derivatives (6)	4	0.5pp

Adjusted Operating Income (1) for the Three Months Ended September 30, 2015	$891
Higher net pricing	41	4.7pp
Higher input costs	(23)	(2.7)pp
Favorable volume/mix	25	2.8pp
Lower selling, general and administrative expenses	75	8.5pp
VAT-related settlements	34	3.9pp
Gains on sales of property (5)	7	0.8pp
Impact from accounting calendar changes	(9)	(1.2)pp
Impact from acquisition (5)	1	0.1pp

Total change in Adjusted Operating Income (constant currency) (1)	151	16.9%
Unfavorable currency—translation	(31)	(3.4)pp

Total change in Adjusted Operating Income (1)	120	13.5%

Adjusted Operating Income (1) for the Three Months Ended September 30, 2016	$1,011
2014-2018 Restructuring Program costs (2)	(301)	(36.3)pp
Intangible asset impairment charges (7)	(4)	(0.4)pp
Gain on sale of intangible asset (5)	7	0.8pp
Mark-to-market losses from derivatives (6)	(12)	(1.4)pp
Other / rounding	1	0.2pp

Operating Income for the Three Months Ended September 30, 2016	$702	(91.0)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation in 2015.
(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(6)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized losses on commodity and forecasted currency transaction derivatives.
(7)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 for a trademark in North America, a trademark in EEMEA and a trademark in Europe related to the planned sale of a confectionery business in France.

During the quarter, we realized higher net pricing while input costs increased modestly. Higher net pricing, which included the carryover impact of pricing actions taken in 2015, was reflected in Latin America and EEMEA, partially offset by lower net pricing in Europe, North America and Asia Pacific. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, which were partially offset by lower manufacturing costs due to productivity. Favorable volume/mix was driven by Europe, North America and Asia Pacific, partially offset by unfavorable volume/mix in Latin America and EEMEA.

Total selling, general and administrative expenses decreased $238 million from the third quarter of 2015, due to a number of factors noted in the table above, including in part, lower costs associated with the JDE coffee business transactions, a favorable currency impact, value-added tax (VAT)-related settlements, the deconsolidation of our Venezuelan operations, gains on sales of property, gain on the sale of an intangible asset and the absence of acquisition-related costs.

Excluding the factors noted above, selling, general and administrative expenses decreased $75 million from the third quarter of 2015. The decrease was driven primarily by lower overhead costs due to continued cost reduction efforts, and lower advertising and consumer promotions costs.

The change in mark-to-market gains / (losses) from derivatives decreased operating income by $8 million in the third quarter of 2016. In the third quarter of 2016, the net unrealized losses on commodity and forecasted currency transaction derivatives were $12 million, as compared to net unrealized losses of $4 million in the third quarter of 2015.

Unfavorable currency impacts decreased operating income by $31 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the British pound sterling and Argentinean peso, partially offset by the strength of the Brazilian real, Australian dollar and Japanese yen relative to the U.S. dollar.

Operating income margin decreased from 113.9% in the third quarter of 2015 to 11.0% in the third quarter of 2016. The decrease in operating income margin was driven primarily by last year’s pre-tax gain on the JDE coffee business transactions, higher costs incurred for the 2014-2018 Restructuring Program and the deconsolidation of our Venezuelan operations. The items that decreased our operating income margin were partially offset by an increase in our Adjusted Operating Income margin and the absence of costs associated with the JDE coffee business transactions. Adjusted Operating Income margin increased from 13.6% in the third quarter of 2015 to 15.8% in the third quarter of 2016. The increase in Adjusted Operating Income margin was driven primarily by lower overhead costs resulting from our cost reduction programs, lower advertising and consumer promotion costs and improved gross margin reflecting productivity efforts.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $548 million decreased by $6,718 million (92.5%) in the third quarter of 2016. Diluted EPS attributable to Mondelēz International was $0.35 in the third quarter of 2016, down $4.11 (92.2%) from the third quarter of 2015. Adjusted EPS (1) was $0.52 in the third quarter of 2016, up $0.14 (36.8%) to the third quarter of 2015. Adjusted EPS on a constant currency basis (1) was $0.54 in the third quarter of 2016, up $0.16 (42.1%) from the third quarter of 2015.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2015	$4.46
2014-2018 Restructuring Program costs (2)	0.11
Net earnings from Venezuelan subsidiaries (3)	(0.04)
(Income) / costs associated with the JDE coffee business transactions (4)	0.04
Gain on JDE coffee business transactions (4)	(4.25)
Acquisition integration costs (5)	–
Acquisition-related costs (5)	–
Mark-to-market losses from derivatives (6)	–
Equity method investee acquisition-related and other adjustments (7)	0.06

Adjusted EPS (1) for the Three Months Ended September 30, 2015	$0.38
Increase in operations	0.05
Increase in operations from historical coffee business and equity method investments (8)	0.03
VAT-related settlements	0.03
Gains on sales of property (5)	–
Impact of accounting calendar changes	–
Impact of acquisition (5)	–
Higher interest and other expense, net (9)	(0.01)
Changes in shares outstanding (10)	0.02
Changes in income taxes (11)	0.04

Adjusted EPS (constant currency) (1) for the Three Months Ended September 30, 2016	$0.54
Unfavorable currency – translation	(0.02)

Adjusted EPS (1) for the Three Months Ended September 30, 2016	$0.52
2014-2018 Restructuring Program costs (2)	(0.14)
Intangible asset impairment charges (12)	–
Gain on sale of intangible asset (5)	–
Mark-to-market losses from derivatives (6)	–
Equity method investee acquisition-related and other adjustments (7)	(0.03)
Other / rounding	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2016	$0.35

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(6)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized losses on commodity and forecasted currency transaction derivatives.
(7)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.
(8)	Includes our historical coffee business results and equity earnings from JDE and our other equity method investees. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(9)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.

(10)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(11)	Refer to Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(12)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 for a trademark in North America, a trademark in EEMEA and a trademark in Europe related to the planned sale of a confectionery business in France.

Nine Months Ended September 30:

	For the Nine Months Ended
	September 30,
	2016	2015		$ change	% change
	(in millions, except per share data)

Net revenues	$19,153	$22,272		$(3,119)	(14.0)%

Operating income	2,062	9,454		(7,392)	(78.2)%

Net earnings attributable to Mondelēz International	1,566	7,996		(6,430)	(80.4)%

Diluted earnings per share attributable to Mondelēz International	0.99	4.86		(3.87)	(79.6)%

Net Revenues – Net revenues decreased $3,119 million (14.0%) to $19,153 million in the first nine months of 2016, and Organic Net Revenue (1) increased $319 million (1.6%) to $20,073 million. Power Brands net revenues decreased 13.5%, primarily due to the deconsolidation of our historical coffee business, unfavorable currency and the deconsolidation of our historical Venezuelan operations, and Power Brands Organic Net Revenue increased 3.1%. Emerging markets net revenues decreased 20.1%, primarily due to the deconsolidation of our historical coffee business, unfavorable currency and the deconsolidation of our historical Venezuelan operations, and emerging markets Organic Net Revenue increased 3.1%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

		2016
Change in net revenues (by percentage point)
Higher net pricing		1.7	pp
Unfavorable volume/mix		(0.1	)pp

Total change in Organic Net Revenue (1)		1.6%
Historical coffee business (2)		(7.4	)pp
Unfavorable currency		(5.0	)pp
Historical Venezuelan operations (3)		(3.3	)pp
Impact of accounting calendar change		(0.3	)pp
Impact of acquisitions		0.4	pp

Total change in net revenues		(14.0)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.

Net revenue decline of 14.0% was driven by the impact of the deconsolidation of our historical coffee business, unfavorable currency, the deconsolidation of our historical Venezuelan operations and the year-over-year impact of last year’s accounting calendar change, partially offset by our underlying Organic Net Revenue growth of 1.6% and the impact of last year’s acquisitions. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $1,627 million for the first nine months of 2016. Unfavorable currency impacts decreased net revenues by $996 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, British pound sterling, Brazilian real, Mexican peso, Russian ruble and Chinese yuan. The deconsolidation of our historical Venezuelan operations resulted in a year-over-year decrease in net revenues of $834 million for the first nine months of 2016. The North America segment accounting calendar change made in 2015 resulted in a year-over-year decrease in net revenues of $57 million for the first nine months of 2016. Our underlying Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2015 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2016. Higher net pricing was reflected in Latin America, EEMEA, and Asia Pacific, partially offset by lower net pricing in Europe and North America. Unfavorable volume/mix was reflected in Latin America and EEMEA, mostly offset by favorable volume/mix in all other segments. Unfavorable volume/mix in Latin America and EEMEA was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines. The impact of acquisitions primarily includes the July 15, 2015 acquisition of a biscuit operation in Vietnam, which added $71 million of incremental net revenues for the first nine months of 2016.

Operating Income – Operating income decreased $7,392 million (78.2%) to $2,062 million in the first nine months of 2016, Adjusted Operating Income (1) increased $416 million (16.2%) to $2,982 million and Adjusted Operating Income on a constant currency basis (1) increased $548 million (21.4%) to $3,114 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Nine Months Ended September 30, 2015	$9,454
2012-2014 Restructuring Program costs (2)	(3)	(0.2)pp
2014-2018 Restructuring Program costs (2)	627	27.1pp
Operating income from Venezuelan subsidiaries (3)	(208)	(8.8)pp
Remeasurement of net monetary assets in Venezuela (3)	11	0.5pp
Operating income from historical coffee business (4)	(342)	(18.9)pp
Costs associated with the JDE coffee business transactions (5)	239	14.8pp
Gain on the JDE coffee business transactions (5)	(7,122)	(66.6)pp
Reclassification of equity method investment earnings (6)	(51)	(3.5)pp
Operating income from divestiture (7)	(5)	(0.3)pp
Gain on divestiture (7)	(13)	(0.5)pp
Acquisition integration costs (8)	5	0.3pp
Acquisition-related costs (8)	8	0.3pp
Mark-to-market gains from derivatives (9)	(35)	(1.5)pp
Other / rounding	1	0.1pp

Adjusted Operating Income (1) for the Nine Months Ended September 30, 2015	$2,566
Higher net pricing	339	13.3pp
Higher input costs	(63)	(2.5)pp
Favorable volume/mix	23	0.9pp
Lower selling, general and administrative expenses	192	7.6pp
Gains on sales of property (8)	46	1.8pp
VAT-related settlements	34	1.3pp
Impact of accounting calendar change (10)	(27)	(1.2)pp
Impact from acquisitions (8)	5	0.2pp
Other	(1)	–

Total change in Adjusted Operating Income (constant currency) (1)	548	21.4%
Unfavorable currency—translation	(132)	(5.2)pp

Total change in Adjusted Operating Income (1)	416	16.2%

Adjusted Operating Income (1) for the Nine Months Ended September 30, 2016	$2,982
2014-2018 Restructuring Program costs (2)	(766)	(31.2)pp
Intangible asset impairment charges (11)	(30)	(1.1)pp
Gain on sale of intangible asset (8)	13	0.5pp
Divestiture-related costs (12)	(84)	(3.3)pp
Acquisition integration costs (8)	(6)	(0.3)pp
Mark-to-market losses from derivatives (9)	(49)	(1.9)pp
Other / rounding	2	0.1pp

Operating Income for the Nine Months Ended September 30, 2016	$2,062	(78.2)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program and Note 6 to the consolidated financial statement in our Form 10-K for the year ended December 31, 2015 for more information on our 2012-2014 Restructuring Program.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.

(4)	Includes our historical global coffee business prior to the July 2, 2015 deconsolidation. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions.
(6)	Historically, we recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter of 2015.
(8)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(9)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized gains and losses on commodity and forecasted currency transaction derivatives.
(10)	Refer to Note 1, Basis of Presentation, for more information on the accounting calendar change in 2015.
(11)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 for a trademark in North America, a trademark in EEMEA and two trademarks in Europe related to the planned sale of a confectionery business in France.
(12)	Includes costs incurred and accrued related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

During the first nine months of 2016, we realized higher net pricing while input costs increased modestly. Higher net pricing, which included the carryover impact of pricing actions taken in 2015, was reflected across all segments except Europe and North America. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, which were partially offset by lower manufacturing costs due to productivity. Favorable volume/mix was driven by Europe, North America and Asia Pacific, which was mostly offset by unfavorable volume/mix in Latin America and EEMEA.

Total selling, general and administrative expenses decreased $840 million from the first nine months of 2015, due to a number of factors noted in the table above, including in part, the deconsolidation of our historical coffee business, a favorable currency impact, lower costs associated with the JDE coffee business transactions, the deconsolidation of our Venezuelan operations, gains on the sales of property, VAT-related settlements and the absence of devaluation charges related to our net monetary assets in Venezuela in 2016. The decreases were partially offset by increases from divestiture-related costs associated with the planned sale of a confectionery business in France, the reclassification of equity method investment earnings, higher costs incurred for the 2014-2018 Restructuring Program and the impact of acquisitions.

Excluding the factors noted above, selling, general and administrative expenses decreased $192 million from the first nine months of 2015. The decrease was driven primarily by lower overhead costs due to continued cost reduction efforts, partially offset by higher advertising and consumer promotions support, particularly behind our Power Brands.

Excluding the portion related to deconsolidating our historical coffee business, the change in mark-to-market gains / (losses) from derivatives decreased operating income by $84 million in the first nine months of 2016. In the first nine months of 2016, the net unrealized losses on commodity and forecasted currency transaction derivatives were $49 million, as compared to net unrealized gains of $35 million ($75 million including coffee related activity) in the first nine months of 2015.

Unfavorable currency impacts decreased operating income by $132 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the British pound sterling, Argentinean peso and Brazilian real.

Operating income margin decreased from 42.4% in the first nine months of 2015, to 10.8% in the first nine months of 2016. The decrease in operating income margin was driven primarily by last year’s pre-tax gain on the JDE coffee business transactions, the deconsolidation of our historical coffee business, higher costs incurred for the 2014-2018 Restructuring Program, the deconsolidation of our Venezuelan operations, divestiture-related costs associated with the planned sale of a confectionery business in France, the change in mark-to-market gains/losses from derivatives, the reclassification of equity method earnings and intangible asset impairment charges. The items that decreased our operating income margin were partially offset by the absence of costs associated with the JDE coffee business transactions and an increase in our Adjusted Operating Income margin. Adjusted Operating Income margin increased from 13.0% in the first nine months of 2015 to 15.6% in the first nine months of 2016. The increase in Adjusted Operating Income margin was driven primarily by lower overheads from cost reduction programs, improved gross margin reflecting productivity efforts, gains on sales of property and VAT-related settlements.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,566 million decreased by $6,430 million (80.4%) in the first nine months of 2016. Diluted EPS attributable to Mondelēz International was $0.99 in the first nine months of 2016, down $3.87 (79.6%) from the first nine months of 2015. Adjusted EPS (1) was $1.47 in the first nine months of 2016, up $0.27 (22.5%) from the first nine months of 2015. Adjusted EPS on a constant currency basis (1) was $1.53 in the first nine months of 2016, up $0.33 (27.5%) from the first nine months of 2015.

Diluted EPS
Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2015	$4.86
2012-2014 Restructuring Program costs (2)	–
2014-2018 Restructuring Program costs (2)	0.29
Net earnings from Venezuelan subsidiaries (3)	(0.08)
Remeasurement of net monetary assets in Venezuela (3)	0.01
(Income) / costs associated with the JDE coffee business transactions (4)	(0.03)
Gain on the JDE coffee business transactions (4)	(4.21)
Net earnings from divestiture (5)	0.02
Loss on divestiture (5)	0.01
Acquisition integration costs (6)	–
Acquisition-related costs (6)	–
Loss on debt extinguishment and related expenses (7)	0.28
Loss related to interest rate swaps (8)	0.01
Mark-to-market gains from derivatives (9)	(0.02)
Equity method investee acquisition-related and other adjustments (10)	0.06
Other / rounding	–

Adjusted EPS (1) for the Nine Months Ended September 30, 2015	$1.20
Increase in operations	0.22
Decrease in operations from historical coffee business and equity method investments (11)	(0.06)
Gains on sales of property (6)	0.02
VAT-related settlements	0.03
Impact of accounting calendar change (12)	(0.01)
Impact of acquisitions (6)	–
Lower interest and other expense, net (13)	0.01
Changes in shares outstanding (14)	0.06
Changes in income taxes (15)	0.06

Adjusted EPS (constant currency) (1) for the Nine Months Ended September 30, 2016	$1.53
Unfavorable currency—translation	(0.06)

Adjusted EPS (1) for the Nine Months Ended September 30, 2016	$1.47
2014-2018 Restructuring Program costs (2)	(0.36)
Intangible asset impairment charges (16)	(0.01)
Gain on sale of intangible asset (6)	–
Divestiture-related costs (17)	(0.04)
Acquisition integration costs (6)	–
Gain on equity method investment exchange (6)	0.03
Loss related to interest rate swaps (8)	(0.04)
Mark-to-market losses from derivatives (9)	(0.03)
Equity method investee acquisition-related and other adjustments (10)	(0.03)
Other / rounding	–

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2016	$0.99

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program and Note 6 to the consolidated financial statement in our Form 10-K for the year ended December 31, 2015 for more information on our 2012-2014 Restructuring Program.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions. Net gains of $436 million in the first nine months of 2015 on the currency hedges related to the JDE coffee business transactions were recorded in interest and other expense, net and are included in the (income) / costs associated with the JDE coffee business transactions of $(0.03) in the table above.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter of 2015.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(7)	Refer to Note 8 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2015 for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offer in March 2015.
(8)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the three months ended March 31, 2016 and 2015 due to changes in financing and hedging plans.
(9)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized gains and losses on commodity and forecasted currency transaction derivatives.
(10)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.
(11)	Includes our historical coffee business results and equity earnings from JDE and our other equity method investees. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(12)	Refer to Note 1, Basis of Presentation, for more information on the accounting calendar change in 2015.
(13)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(14)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(15)	Refer to Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(16)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 for a trademark in North America, a trademark in EEMEA and two trademarks in Europe related to the planned sale of a confectionery business in France.
(17)	Includes costs incurred and accrued related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

Results of Operations by Reportable Segment

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

On October 1, 2016, we integrated our EEMEA business into our Europe and Asia Pacific segments. Russia, Ukraine, Turkey, Belarus, Georgia and Kazakhstan were combined within our Europe operating segment, while the remaining Middle East and African countries were combined within our Asia Pacific operating segment to form a new Asia, Middle East and Africa (“AMEA”) regional operating segment.

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

Historically, we have recorded income from equity method investments within our operating income as these investments were part of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in equity method investment earnings outside of segment operating income. Within segment operating income, equity method investment net earnings were $56 million for the nine months ended September 30, 2015, including $49 million in Asia Pacific, $3 million in EEMEA and $4 million in North America. See Note 1, Basis of Presentation – Principles of Consolidation, and Note 2, Divestitures and Acquisitions for additional information.

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

Our segment net revenues and earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Net revenues:
Latin America (1)	$868	$1,233	$2,528	$3,730
Asia Pacific (2)	1,128	1,101	3,278	3,278
EEMEA (2)	543	586	1,738	2,150
Europe (2)	2,104	2,173	6,461	7,963
North America	1,753	1,756	5,148	5,151

Net revenues	$6,396	$6,849	$19,153	$22,272

(1)   Net revenues of $315 million for the three months and $834 million for the nine months ended September 30, 2015 from our Venezuelan subsidiaries are included in our condensed consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our condensed consolidated financial statements. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.

(2)   On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segments. Net revenues of our global coffee business were $1,348 million in Europe, $246 million in EEMEA and $33 million in Asia Pacific for the nine months ended September 30, 2015. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)

Earnings before income taxes:
Operating income:
Latin America	$92	$134	$191	$422
Asia Pacific	135	71	378	321
EEMEA	44	52	154	184
Europe	302	298	896	885
North America	274	275	840	817
Unrealized gains / (losses) on hedging activities (mark-to-market impacts)	(12)	(4)	(49)	75
General corporate expenses	(89)	(95)	(216)	(240)
Amortization of intangibles	(44)	(45)	(132)	(137)
Gains on JDE coffee business transactions and divestiture	–	7,122	–	7,135
Acquisition-related costs	–	(6)	–	(8)

Operating income	702	7,802	2,062	9,454
Interest and other expense, net	(145)	(114)	(540)	(814)

Earnings before income taxes	$557	$7,688	$1,522	$8,640

Latin America

	For the Three Months Ended
	September 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$868	$1,233	$(365)	(29.6)%
Segment operating income	92	134	(42)	(31.3)%

	For the Nine Months Ended
	September 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$2,528	$3,730	$(1,202)	(32.2)%
Segment operating income	191	422	(231)	(54.7)%

Three Months Ended September 30:

Net revenues decreased $365 million (29.6%), due to the deconsolidation of our Venezuelan operations (24.2 pp), unfavorable currency (8.3 pp) and unfavorable volume/mix (7.1 pp), partially offset by higher net pricing (10.0 pp). The deconsolidation of our Venezuelan operations resulted in a year-over-year decrease in net revenues of $315 million. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Argentinean peso and Mexican peso, partially offset by the strength of the Brazilian real relative to the U.S. dollar. Unfavorable volume/mix, which primarily occurred in Brazil and Argentina, was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in biscuits, refreshment beverages, chocolate and gum. Higher net pricing was reflected across all categories driven primarily by Argentina and Brazil.

Segment operating income decreased $42 million (31.3%), primarily due to higher raw material costs, the deconsolidation of our Venezuelan operations, unfavorable volume/mix, unfavorable currency and higher costs incurred for the 2014-2018 Restructuring Program. These unfavorable items were partially offset by higher net pricing, lower other selling, general and administrative expenses (including $34 million of VAT-related settlements), lower advertising and consumer promotions costs and lower manufacturing costs.

Nine Months Ended September 30:

Net revenues decreased $1,202 million (32.2%), due to the deconsolidation of our Venezuelan operations (19.5 pp), unfavorable currency (17.8 pp) and unfavorable volume/mix (5.8 pp), partially offset by higher net pricing (10.9 pp). The deconsolidation of our Venezuelan operations resulted in a year-over-year decrease in net revenues of $834 million. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Argentinean peso, Brazilian real and Mexican peso. Unfavorable volume/mix, which primarily occurred in Brazil and Argentina, was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in refreshment beverages, chocolate, biscuits, gum and candy. Higher net pricing was reflected across all categories driven primarily by Argentina and Brazil.

Segment operating income decreased $231 million (54.7%), primarily due to higher raw material costs, the deconsolidation of our Venezuelan operations, unfavorable volume/mix and unfavorable currency. These unfavorable items were partially offset by higher net pricing, lower other selling, general and administrative expenses (including $34 million of VAT-related settlements), lower manufacturing costs, lower advertising and consumer promotion costs and the absence of remeasurement losses in the first nine months of 2016 related to our net monetary assets in Venezuela.

Asia Pacific

	For the Three Months Ended September 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$1,128	$1,101	$27	2.5%
Segment operating income	135	71	64	90.1%

	For the Nine Months Ended
	September 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$3,278	$3,278	$–	0.0%
Segment operating income	378	321	57	17.8%

Three Months Ended September 30:

Net revenues increased $27 million (2.5%), due to favorable volume/mix (2.0 pp) and favorable currency (1.0 pp), partially offset by lower net pricing (0.5 pp). Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in chocolate, biscuits, and refreshments beverages, partially offset by declines in cheese & grocery, candy and gum. Favorable currency impacts were due primarily to the strength of the Australian dollar and Japanese yen relative to the U.S. dollar, partially offset by the strength of the U.S. dollar relative to the Chinese yuan and Indian rupee. Lower net pricing was driven by chocolate, gum and refreshment beverages, partially offset by higher net pricing in candy and biscuits.

Segment operating income increased $64 million (90.1%), primarily due to lower manufacturing costs, lower other selling, general and administrative expenses, lower costs incurred for the 2014-2018 Restructuring Program and lower advertising and consumer promotion costs. These favorable items were partially offset by lower net pricing and higher raw material costs.

Nine Months Ended September 30:

Net revenues were flat to the prior year, due to the impact of an acquisition (2.1 pp), favorable volume/mix (1.6 pp) and higher net pricing (0.6 pp), offset by unfavorable currency (3.3 pp) and the adjustment for deconsolidating our historical coffee business (1.0 pp). The acquisition of a biscuit operation in Vietnam in July 2015 added net revenues of $71 million. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in chocolate, biscuits, gum and refreshment beverages, partially offset by declines in candy and cheese & grocery. Higher net pricing was driven by chocolate, candy, biscuits and refreshment beverages, partially offset by lower net pricing in gum. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Chinese yuan, Indian rupee and Australian dollar, partially offset by the strength of the Japanese yen relative to the U.S. dollar. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $33 million.

Segment operating income increased $57 million (17.8%), primarily due to lower manufacturing costs, lower other selling, general and administrative expenses, lower costs incurred for the 2014-2018 Restructuring Program, higher net pricing, favorable volume/mix and the impact of the Vietnam acquisition. These favorable items were partially offset by the reclassification of equity method investment earnings, higher raw material costs, unfavorable currency and the deconsolidation of our historical coffee business and the impact of divestitures.

EEMEA

	For the Three Months Ended
	September 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$543	$586	$(43)	(7.3)%
Segment operating income	44	52	(8)	(15.4)%

	For the Nine Months Ended
	September 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$1,738	$2,150	$(412)	(19.2)%
Segment operating income	154	184	(30)	(16.3)%

Three Months Ended September 30:

Net revenues decreased $43 million (7.3%), due to unfavorable volume/mix (6.7 pp) and unfavorable currency (6.1 pp), partially offset by higher net pricing (5.5 pp). Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in all categories. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Nigerian naira, Egyptian pound, South African rand and Ukrainian hryvnia. Higher net pricing was reflected across all categories.

Segment operating income decreased $8 million (15.4%), primarily due to higher raw material costs, unfavorable volume/mix, higher advertising and consumer promotion costs and unfavorable currency. These unfavorable items were mostly offset by higher net pricing, lower manufacturing costs and the absence of costs associated with the JDE coffee business transactions.

Nine Months Ended September 30:

Net revenues decreased $412 million (19.2%), due to the adjustment for deconsolidating our historical coffee business (10.5 pp), unfavorable currency (8.8 pp) and unfavorable volume/mix (5.7 pp), partially offset by higher net pricing (5.8 pp). The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $246 million. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, South African rand, Egyptian pound, Nigerian naira, Turkish lira and Ukrainian hryvnia. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in all categories. Higher net pricing was reflected across all categories.

Segment operating income decreased $30 million (16.3%), primarily due to higher raw material costs, the deconsolidation of our historical coffee business, unfavorable volume/mix, higher costs incurred for the 2014-2018 Restructuring Program and unfavorable currency. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses and the absence of costs associated with the JDE coffee business transactions.

Europe

	For the Three Months Ended
	September 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$2,104	$2,173	$(69)	(3.2)%
Segment operating income	302	298	4	1.3%

	For the Nine Months Ended
	September 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$6,461	$7,963	$(1,502)	(18.9)%
Segment operating income	896	885	11	1.2%

Three Months Ended September 30:

Net revenues decreased $69 million (3.2%), due to unfavorable currency (4.2 pp) and lower net pricing (2.3 pp), partially offset by favorable volume/mix (3.3 pp). Unfavorable currency impacts reflected the strength of the U.S. dollar against most currencies in the region, primarily the British pound sterling. Lower net pricing was reflected across all categories except refreshment beverages. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by biscuits, chocolate, cheese & grocery and gum, partially offset by declines in candy and refreshment beverages.

Segment operating income increased $4 million (1.3%), primarily due to lower manufacturing costs, favorable volume/mix, the absence of costs associated with the JDE coffee business transactions, lower other selling, general and administrative expenses and lower raw material costs. These favorable items were mostly offset by higher costs incurred for the 2014-2018 Restructuring Program, lower net pricing and higher advertising and consumer promotion costs.

Nine Months Ended September 30:

Net revenues decreased $1,502 million (18.9%), due to the adjustment for deconsolidating our historical coffee business (16.6 pp), unfavorable currency (2.7 pp) and lower net pricing (1.3 pp), partially offset by favorable volume/mix (1.7 pp). The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $1,348 million. Unfavorable currency impacts reflected the strength of the U.S. dollar against most currencies in the region, primarily the British pound sterling. Lower net pricing was reflected across all categories except refreshment beverages. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by biscuits, chocolate and cheese & grocery, partially offset by declines in refreshment beverages, candy and gum.

Segment operating income increased $11 million (1.2%), primarily due to the absence of costs associated with the JDE coffee business transactions, lower manufacturing costs, lower other selling, general and administrative expenses, favorable volume/mix and the gain on the sale of an intangible asset in Finland. These favorable items were mostly offset by the deconsolidation of our historical coffee business, divestiture-related costs and intangible asset impairment charges related to the planned sale of a confectionery business in France, lower net pricing, unfavorable currency, higher advertising and consumer promotion costs and higher costs incurred for the 2014-2018 Restructuring Program.

North America

	For the Three Months Ended
	September 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$1,753	$1,756	$(3)	(0.2)%
Segment operating income	274	275	(1)	(0.4)%

	For the Nine Months Ended
	September 30,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$5,148	$5,151	$(3)	(0.1)%
Segment operating income	840	817	23	2.8%

Three Months Ended September 30:

Net revenues decreased $3 million (0.2%), due to lower net pricing (1.7 pp) and the impact of an accounting calendar change made in the prior year (1.1 pp), partially offset by favorable volume/mix (2.6 pp). Lower net pricing was reflected in biscuits, gum and candy, partially offset by higher net pricing in chocolate. The prior-year change in North America’s accounting calendar resulted in a year-over-year decrease in net revenues of $19 million. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate.

Segment operating income decreased $1 million (0.4%), primarily due to higher costs incurred for the 2014-2018 Restructuring Program, lower net pricing and higher raw material costs. These unfavorable items were mostly offset by lower manufacturing costs, lower other selling, general and administrative expenses (including the gain on sale of property), favorable volume/mix and the gain on the sale of an intangible asset.

Nine Months Ended September 30:

Net revenues decreased $3 million (0.1%), due to the impact of an accounting calendar change made in the prior year (1.1 pp), unfavorable currency (0.5 pp) and lower net pricing (0.4 pp), mostly offset by favorable volume/mix (1.8 pp) and an acquisition (0.1 pp). The prior-year change in North America’s accounting calendar resulted in a year-over-year decrease in net revenues of $57 million. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Lower net pricing was reflected in biscuits and candy, partially offset by higher net pricing in chocolate and gum. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate. The acquisition of Enjoy Life Foods in March 2015 added net revenues of $5 million.

Segment operating income increased $23 million (2.8%), primarily due to lower other selling, general and administrative expenses (including gains on sales of property), lower manufacturing costs and favorable volume/mix. These favorable items were partially offset by higher costs incurred for the 2014-2018 Restructuring Program, the year-over-year impact of the prior-year accounting calendar change, higher advertising and consumer promotion costs and lower net pricing.

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

Net Cash Provided By Operating Activities:

Net cash provided by operating activities was $1,138 million in the first nine months of 2016 and $1,412 million in the first nine months of 2015. The deconsolidation of our coffee businesses impacted our operating cash flows, as well as higher contributions related to our pension benefit plans in 2016 to date, including discretionary contributions of $250 million in 2016 and $200 million in 2015. After converting our coffee holdings into equity method investments, we will only recognize cash flows from coffee when the investments pay dividends. We received $4 million of dividends from our investment in Keurig in the first nine months of 2016. Our coffee investment in JDE did not distribute dividends in the first nine months of 2016.

Net Cash (Used in) / Provided by Investing Activities:

Net cash used in investing activities was $521 million in the first nine months of 2016 and net cash provided by investing activities was $3,460 million in the first nine months of 2015. In the first nine months of 2015, we received $4.1 billion of cash, net of transaction costs, from the deconsolidation of our coffee business and the divestiture of AGF and $1.1 billion of cash related to the settlement of currency exchange forward contracts related to our JDE coffee business transactions. This was partially offset by $536 million of payments to acquire a biscuit operation in Vietnam and Enjoy Life Foods in 2015, lower planned capital expenditures in 2016 and $73 million of proceeds from the sales of property in 2016.

Capital expenditures were $909 million for the nine months ended September 30, 2016 and $1,178 million for the nine months ended September 30, 2015. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2016 capital expenditures to be up to $1.4 billion, including capital expenditures in connection with our 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Used In Financing Activities:

Net cash used in financing activities was $830 million in the first nine months of 2016 and $4,270 million in the first nine months of 2015. Cash flows used in financing activities were lower due to higher short-term financing to fund working capital requirements, lower share repurchases in 2016 to date and lower net repayments of long-term debt due to the decision to refinance maturing debt in 2016 to date than in the first nine months of 2015.

Debt:

From time to time we refinance long-term and short-term debt. Refer to Note 7, Debt and Borrowing Arrangements, for details of our debt issuances and maturities during the first nine months of 2016 and for the subsequent debt activity in October 2016. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Generally, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

In July 2015, our Board of Directors approved a $5 billion long-term financing authority. As of September 30, 2016, we had $2.8 billion of long-term financing authority remaining.

Following our most recent October 2016 debt activity, in the next 12 months, we expect $1.5 billion of long-term debt will mature as follows: €750 million ($843 million as of September 30, 2016) in January 2017, fr.175 million Swiss franc notes ($180 million as of September 30, 2016) in March 2017 and $488 million in August 2017. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $17.1 billion at September 30, 2016 and $15.4 billion at December 31, 2015. Our debt-to-capitalization ratio was 0.38 at September 30, 2016 and 0.35 at December 31, 2015. At September 30, 2016, the weighted-average term of our outstanding long-term debt was 8.4 years. Our average daily commercial borrowings were $2.1 billion for the nine months ended September 30, 2016 and $2.6 billion for the nine months ended September 30, 2015. We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the nine months ended September 30, 2016, the primary drivers of the increase in our aggregate commodity costs were higher currency-related costs on our commodity purchases and increased costs for packaging and other raw materials, partially offset by lower costs for dairy, nuts, grains and oils, energy, sugar and cocoa.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 7, Debt and Borrowing Arrangements, for information on debt transactions during the first nine months of 2016 and subsequent debt activity in October 2016, February 9, 2016 refinancing and repayment of $1,750 million of matured U.S. dollar debt, the January 26, 2016 issuance of fr.400 million of Swiss franc notes and the January 21, 2016 issuance of €700 million of euro notes. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 11, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:

See Note 10, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the nine months ended September 30, 2016.

We intend to continue to use a portion of our cash for share repurchases. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. We repurchased $10.0 billion of shares ($1.8 billion in the first nine months of 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013) through September 30, 2016. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $801 million in the first nine months of 2016 and $736 million in the first nine months of 2015. On July 19, 2016, our Board of Directors approved a 12% increase in the quarterly dividend to $0.19 per common share or $0.76 per common share on an annual basis. On July 23, 2015, our Board of Directors approved a 13% increase at that time in the quarterly dividend to $0.17 per common share or $0.68 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making. We will make a determination as to whether 2016 distributions are taxable as dividends, a return of basis or both under U.S. federal income tax rules after the 2016 calendar year-end. This determination will be reflected on an IRS Form 1099-DIV issued in early 2017.

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

Contingencies

See Note 11, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could”, “intend,” “plan,” “believe,” “estimate,” “anticipate,” “seek,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, margins and earnings per share; our goal to deliver top-tier financial performance; price volatility and pricing actions; the cost environment and measures to address increased costs; the U.K. vote to exit the E.U. and its effect on demand for our products and our financial results and operations; the costs of, timing of expenditures under and completion of our restructuring program; snack category growth; commodity prices and supply; investments; economic conditions; currency exchange rates, controls and restrictions; our operations in Venezuela and Argentina; pension liabilities related to the JDE coffee business transactions; our JDE ownership interest; the significance of the coffee category to our future results; completion of our biscuit brand divestiture, purchase of a license related to Cadbury-branded biscuits, and sales of a chocolate factory and a confectionery business; completion of the sale of several manufacturing facilities in France and sale or license of several local confectionery brands; costs we could incur related to re-negotiating collective bargaining agreements and executing business continuity plans for the North America business; legal matters; the estimated value of goodwill and intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding; our tender offer and MIHN’s note issuance and term loan facility; reinvestment of earnings; our risk management program, including the use of financial instruments and the effectiveness of our hedging activities; capital expenditures and funding; share repurchases; dividends; compliance with financial and long-term debt covenants; taxes; guarantees; and our contractual obligations.

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

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (1), our historical global coffee business (2), our historical Venezuelan operations, accounting calendar changes and currency rate fluctuations (3). We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.
•	Our emerging markets include our Latin America and EEMEA regions in their entirety; the Asia Pacific region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
•	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz, TUC/Club Social and belVita biscuits; Cadbury Dairy Milk, Milka and Lacta chocolate; Trident gum; Hall’s candy; and Tang powdered beverages.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of Spin-Off Costs (4); the 2012-2014 Restructuring Program; the 2014-2018 Restructuring Program(5); Venezuela remeasurement and deconsolidation losses and historical operating results; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (1) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (2) gain and net incremental costs; the operating results of divestitures (1); our historical global coffee business operating results (2); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); and equity method investment earnings historically reported within operating income (7). We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•	“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of Spin-Off Costs (4); the 2012-2014 Restructuring Program; the 2014-2018 Restructuring Program(5); Venezuela remeasurement and deconsolidation losses and historical operating results; losses on debt extinguishment and related expenses; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (1) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (2) gain, transaction hedging gains or losses and net incremental costs; gain on the equity method investment exchange; net earnings from divestitures (1); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); and gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs. We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)	Divestitures include completed sales of businesses and exits of major product lines upon completion of a sale or licensing agreement.
(2)	In connection with the JDE coffee business transactions that closed on July 2, 2015, because we exchanged our coffee interests for similarly-sized coffee interests in JDE at the time of the transaction, we have deconsolidated and not included our historical global coffee business results within divestitures in our non-GAAP financial measures and in the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. We continue to have an ongoing interest in the coffee business. Beginning in the third quarter of 2015, we have included the after-tax earnings of JDE, Keurig and of our historical coffee business results within continuing results of operations. For Adjusted EPS, we have included these earnings in equity method investment earnings and have deconsolidated our historical coffee business results from Organic Net Revenue and Adjusted Operating Income to facilitate comparisons of past and future coffee operating results.
(3)	Constant currency operating results are calculated by dividing or multiplying, as appropriate, the current period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.
(4)	Refer to Note 2, Divestitures and Acquisitions – Spin-Off of Kraft Foods Group, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2015 for more information on Spin-Off Costs incurred in connection with the October 1, 2012 spin-off of the Kraft Foods Group grocery business.
(5)	Non-GAAP adjustments related to the 2014-2018 Restructuring Program reflect costs incurred that relate to the objectives of our program to transform our supply chain network and organizational structure. Costs that do not meet the program objectives are not reflected in the non-GAAP adjustments.
(6)	During the third quarter of 2016, we began to exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency transaction derivatives from our non-GAAP earnings measures until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we made this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. On a prospective basis, we will discontinue designating commodity and forecasted currency transaction derivatives for hedge accounting treatment. To facilitate comparisons of our underlying operating results, we have recast all historical non-GAAP earnings measures to exclude the mark-to-market impacts.
(7)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income following the deconsolidation of our coffee business. See Note 1, Basis of Presentation – Principles of Consolidation, for more information. In periods prior to July 2, 2015, we have reclassified the equity method earnings from our Adjusted Operating Income to after-tax equity method investment earnings within Adjusted EPS to be consistent with the deconsolidation of our coffee business results on July 2, 2015 and in order to evaluate our operating results on a consistent basis.

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

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
	Emerging	Developed		Emerging	Developed
	Markets	Markets	Total	Markets	Markets	Total
	(in millions)			(in millions)

Organic Net Revenue	$2,475	$4,114	$6,589	$2,427	$4,088	$6,515
Impact of currency	(133)	(60)	(193)	–	–	–
Historical Venezuelan operations (1)	–	–	–	315	–	315
Impact of accounting calendar change	–	–	–	–	19	19

Net revenues	$2,342	$4,054	$6,396	$2,742	$4,107	$6,849

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015 (3)
	Power	Non-Power		Power	Non-Power
	Brands	Brands	Total	Brands	Brands	Total
	(in millions)			(in millions)

Organic Net Revenue	$4,520	$2,069	$6,589	$4,409	$2,106	$6,515
Impact of currency	(125)	(68)	(193)	–	–	–
Historical Venezuelan operations (1)	–	–	–	211	104	315
Impact of accounting calendar change	–	–	–	15	4	19

Net revenues	$4,395	$2,001	$6,396	$4,635	$2,214	$6,849

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
	Emerging	Developed		Emerging	Developed
	Markets	Markets	Total	Markets	Markets	Total
	(in millions)			(in millions)

Organic Net Revenue	$7,713	$12,360	$20,073	$7,478	$12,276	$19,754
Impact of currency	(792)	(204)	(996)	–	–	–
Historical coffee business (2)	–	–	–	442	1,185	1,627
Historical Venezuelan operations (1)	–	–	–	834	–	834
Impact of accounting calendar change	–	–	–	–	57	57
Impact of acquisitions	71	5	76	–	–	–

Net revenues	$6,992	$12,161	$19,153	$8,754	$13,518	$22,272

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015 (3)
	Power	Non-Power		Power	Non-Power
	Brands	Brands	Total	Brands	Brands	Total
	(in millions)			(in millions)

Organic Net Revenue	$13,974	$6,099	$20,073	$13,552	$6,202	$19,754
Impact of currency	(688)	(308)	(996)	–	–	–
Historical coffee business (2)	–	–	–	1,179	448	1,627
Historical Venezuelan operations (1)	–	–	–	576	258	834
Impact of accounting calendar change	–	–	–	44	13	57
Impact of acquisitions	–	76	76	–	–	–

Net revenues	$13,286	$5,867	$19,153	$15,351	$6,921	$22,272

(1)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(3)	Each year we reevaluate our Power Brands and confirm the brands in which we will continue to make disproportionate investments. As such, we may make changes in our planned investments in primarily regional Power Brands following our annual review cycles. For 2016, we made limited changes to our list of regional Power Brands and as such, we reclassified 2015 Power Brand net revenues on a basis consistent with the current list of Power Brands.

Adjusted Operating Income:

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, Venezuela historical operating results and remeasurement loss, operating income from our historical coffee business, the JDE coffee business transactions gain and net incremental costs, equity method investment earnings reclassified to after-tax earnings in Q3 2015 in connection with the coffee business transactions, impairment charges related to intangible assets, gain on sale of an intangible asset, operating results of the AGF divestiture, pre-tax gain on the AGF divestiture, divestiture-related costs incurred for the planned sale of a confectionery business in France, acquisition integration costs, acquisition-related costs and mark-to-market impacts from commodity and forecasted currency transaction derivative contracts. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended
	September 30,
	2016	2015	$ Change	% Change
		(in millions)

Adjusted Operating Income (constant currency)	$1,042	$891	$151	16.9%
Impact of unfavorable currency	(31)	–	(31)

Adjusted Operating Income	$1,011	$891	$120	13.5%
2014-2018 Restructuring Program costs (1)	(301)	(221)	(80)
Operating income from Venezuelan subsidiaries (2)	–	78	(78)
Costs associated with JDE coffee business transactions (3)	–	(54)	54
Gain on the JDE coffee business transactions (3)	–	7,122	(7,122)
Intangible asset impairment charges (4)	(4)	–	(4)
Gain on sale of intangible asset (5)	7	–	7
Acquisition integration costs (5)	–	(4)	4
Acquisition-related costs (5)	–	(6)	6
Mark-to-market losses from derivatives (6)	(12)	(4)	(8)
Other / rounding	1	–	1

Operating income	$702	$7,802	$(7,100)	(91.0)%

	For the Nine Months Ended
	September 30,
	2016	2015	$ Change	% Change
		(in millions)

Adjusted Operating Income (constant currency)	$3,114	$2,566	$548	21.4%
Impact of unfavorable currency	(132)	–	(132)

Adjusted Operating Income	$2,982	$2,566	$416	16.2%
2012-2014 Restructuring Program costs (1)	–	3	(3)
2014-2018 Restructuring Program costs (1)	(766)	(627)	(139)
Operating income from Venezuelan subsidiaries (2)	–	208	(208)
Remeasurement of net monetary assets in Venezuela (2)	–	(11)	11
Operating income from historical coffee business (7)	–	342	(342)
Costs associated with JDE coffee business transactions (3)	–	(239)	239
Gain on the JDE coffee business transactions (3)	–	7,122	(7,122)
Reclassification of equity method earnings (8)	–	51	(51)
Intangible asset impairment charges (4)	(30)	–	(30)
Gain on sale of intangible asset (5)	13	–	13
Operating income from divestiture (9)	–	5	(5)
Gain on divestiture (9)	–	13	(13)
Divestiture-related costs (10)	(84)	–	(84)
Acquisition integration costs (5)	–	(5)	5
Acquisition-related costs (5)	(6)	(8)	2
Mark-to-market gains / (losses) from derivatives (6)	(49)	35	(84)
Other / rounding	2	(1)	3

Operating income	$2,062	$9,454	$(7,392)	(78.2)%

(1)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program and Note 6 to the consolidated financial statement in our Form 10-K for the year ended December 31, 2015 for more information on our 2012-2014 Restructuring Program.
(2)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(3)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions. Net gains of $436 million in the first nine months of 2015 on the currency hedges related to the JDE coffee business transactions were recorded in interest and other expense, net and are included in the (income) / costs associated with the JDE coffee business transactions of $(0.03) in the table above.
(4)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 for a trademark in North America, a trademark in EEMEA and two trademarks in Europe related to the planned sale of a confectionery business in France.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(6)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized gains and losses on commodity and forecasted currency transaction derivatives.
(7)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(8)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(9)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter of 2015.
(10)	Includes costs incurred related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

Adjusted EPS:

Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, Venezuela historical operating results and remeasurement loss, the JDE coffee business transactions hedging gains and incremental costs, gain on the equity method investment exchange, acquisition integration costs, acquisition-related costs, impairment charges related to intangible assets, gain on sale of an intangible asset, net earnings from the AGF divestiture, after-tax loss on the AGF divestiture, divestiture-related costs incurred for the planned sale of a confectionery business in France, a loss on debt extinguishment and related expenses, losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, mark-to-market impacts from commodity and forecasted currency transaction derivative contracts and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended
	September 30,
	2016	2015	$ Change	% Change

Adjusted EPS (constant currency)	$0.54	$0.38	$0.16	42.1%
Impact of unfavorable currency	(0.02)	–	(0.02)

Adjusted EPS	$0.52	$0.38	$0.14	36.8%
2014-2018 Restructuring Program costs	(0.14)	(0.11)	(0.03)
Net earnings from Venezuelan subsidiaries	–	0.04	(0.04)
Income / (costs) associated with the JDE coffee business transactions (2)	–	(0.04)	0.04
Gain on the JDE coffee business transactions (2)	–	4.25	(4.25)
Intangible asset impairment charges	–	–	–
Gain on sale of intangible asset	–	–	–
Acquisition integration costs	–	–	–
Acquisition-related costs	–	–	–
Mark-to-market gains / (losses) from derivatives	–	–	–
Equity method investee acquisition-related and other adjustments (3)	(0.03)	(0.06)	0.03

Diluted EPS attributable to Mondelēz International	$0.35	$4.46	$(4.11)	(92.2)%

	For the Nine Months Ended
	September 30,
	2016	2015	$ Change	% Change

Adjusted EPS (constant currency)	$1.53	$1.20	$0.33	27.5%
Impact of unfavorable currency	(0.06)	–	(0.06)

Adjusted EPS	$1.47	$1.20	$0.27	22.5%
2012-2014 Restructuring Program costs	–	–	–
2014-2018 Restructuring Program costs	(0.36)	(0.29)	(0.07)
Net earnings from Venezuelan subsidiaries	–	0.08	(0.08)
Remeasurement of net monetary assets in Venezuela	–	(0.01)	0.01
Income / (costs) associated with the JDE coffee business transactions (2)	–	0.03	(0.03)
Gain on the JDE coffee business transactions (2)	–	4.21	(4.21)
Gain on equity method investment exchange (4)	0.03	–	0.03
Acquisition integration costs	–	–	–
Acquisition-related costs	–	–	–
Intangible asset impairment charges	(0.01)	–	(0.01)
Gain on sale of intangible asset	–	–	–
Net earnings from divestiture (5)	–	(0.02)	0.02
Loss on divestiture (5)	–	(0.01)	0.01
Divestiture-related costs (6)	(0.04)	–	(0.04)
Loss on debt extinguishment and related expenses	–	(0.28)	0.28
Loss related to interest rate swaps	(0.04)	(0.01)	(0.03)
Mark-to-market gains / (losses) from derivatives	(0.03)	0.02	(0.05)
Equity method investee acquisition-related and other adjustments (3)	(0.03)	(0.06)	0.03

Diluted EPS attributable to Mondelēz International	$0.99	$4.86	$(3.87)	(79.6)%

(1)	The tax impact of each of the pretax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item and such impacts have also been excluded from Adjusted EPS.
•	For the three months ended September 30, 2016, taxes for the 2014-2018 Restructuring Program costs were $82 million.
•	For the three months ended September 30, 2015, taxes for the: 2014-2018 Restructuring Program costs were $62 million, income /costs associated with the JDE coffee business transactions were ($41) million, net earnings from Venezuelan subsidiaries were $24 million and gain on the JDE coffee business transactions were $197 million.
•	For the nine months ended September 30, 2016, taxes for the: 2014-2018 Restructuring Program costs were $199 million, gain on equity method investment exchange were $2 million, intangible asset impairment charges were $8 million, divestiture-related costs were $20 million, loss related to interest rate swaps were $35 million and mark-to-market gains / (losses) from derivatives were $6 million.
•	For the nine months ended September 30, 2015, taxes for the: 2014-2018 Restructuring Program costs were $158 million, net earnings from Venezuelan subsidiaries were $77 million, remeasurement of net monetary assets in Venezuela were $1 million, income / (costs) associated with the JDE coffee business transactions were $155 million, gain on the JDE coffee business transactions were $197 million, net earnings from divestitures were $32 million, loss on divestiture were $22 million, loss on debt extinguishment and related expenses were $261 million, loss related to interest rate swaps were ($13) million and mark-to-market gains / (losses) from derivatives were $10 million.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions.
(3)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees
(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter of 2015.
(6)	Includes costs incurred related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the nine months ended September 30, 2016. For additional information on the impact of currency policies, the recent U.K. referendum to exit the E.U., recent currency devaluations, the deconsolidation of our Venezuelan operation and the historical remeasurement of our Venezuelan net monetary assets on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, in the first quarter of 2016, we retired $1.8 billion of our long-term debt and issued $1.2 billion of lower borrowing cost debt. Our weighted-average interest rate on our total debt as of September 30, 2016 was 3.1%, down from 3.7% as of December 31, 2015.

There were no significant changes in the types of derivative instruments we use to hedge our exposures between December 31, 2015 and September 30, 2016. See Note 8, Financial Instruments, for more information on 2016 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2016. During the quarter ended September 30, 2016, we worked with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. We continued to migrate some of our procurement administration functions for the EEMEA, Europe and Asia Pacific regions to an outsourced partner. Additionally, we continued to transition some of our transactional processing and financial reporting for a number of countries in all regions (including order-to-cash in our Europe and Latin America regions) to three outsourced partners. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners, and they are subject to management’s internal control testing. During the quarter, we also transitioned some of our human resources data processing performed in country and marketing procurement administration processes to our internal shared service centers in the Asia Pacific and Europe regions. Additionally, we successfully transitioned the Argentina, Uruguay and Chile entities onto our accounting system. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2016 was:

	Issuer Purchases of Equity Securities
			Total Number of
	Total		Shares Purchased	Approximate Dollar Value
	Number	Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under the
Period	Purchased (1)	per Share	or Programs (2)	Plans or Programs (2)
July 1-31, 2016	4,845	$44.44	–	$4,134,056,806
August 1-31, 2016	464,530	45.65	445,411	4,114,056,828
September 1-30, 2016	10,541,973	43.23	10,523,964	3,659,128,984

For the Quarter Ended September 30, 2016	11,011,348	43.33	10,969,375

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 4,845 shares, 19,119 shares and 18,009 shares for the fiscal months of July, August and September 2016, respectively.
(2)	Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. See Note 10, Stock Plans, for additional information.

Item 6. Exhibits.

Exhibit Number	Description

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN T. GLADDEN
Brian T. Gladden
Executive Vice President and
Chief Financial Officer

October 26, 2016