Form 10-K
period 2016-12-31
Mondelez International, Inc.
filed 2017-02-24
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2016, was $71 billion. At February 17, 2017, there were 1,526,612,169 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 17, 2017 are incorporated by reference into Part III hereof.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

i

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “target,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth and margins; our strategy for growing our people, growing our business and growing our impact; price volatility and pricing actions; the cost environment and measures to address increased costs; the United Kingdom’s vote to exit the European Union and its effect on demand for our products and our financial results and operations; the costs of, timing of expenditures under and completion of our restructuring program; snack category growth, our effect on demand and our market position; consumer snacking behaviors; commodity prices and supply; investments; innovation; political and economic conditions and volatility; currency exchange rates, controls and restrictions; our operations in Venezuela and Argentina; integration of our EEMEA business into our Europe and Asia Pacific segments; overhead costs; pension liabilities related to the JDE coffee business transactions; our JDE ownership interest; the significance of the coffee category to our future results; the sale of most of our grocery business in Australia and New Zealand; matters related to the acquisition of a biscuit operation in Vietnam; completion of the sale of several manufacturing facilities in France and sale or license of several local confectionery brands; completion of the Keurig purchase price allocation; manufacturing and distribution capacity; legal matters; changes in laws and regulations and regulatory compliance; the estimated value of goodwill and intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments; pension expenses, contributions and assumptions; employee benefit plan expenses, obligations and assumptions; our sustainability initiatives; tax positions; our liquidity, funding sources and uses of funding, including our use of commercial paper; reinvestment of earnings; our risk management program, including the use of financial instruments and the effectiveness of our hedging activities; capital expenditures and funding; share repurchases; dividends; long-term value and return on investment for our shareholders; compliance with financial and long-term debt covenants; guarantees; and our contractual obligations.

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

PART I

Item 1. Business.

General

We are one of the world’s largest snack companies with global net revenues of $25.9 billion and net earnings of $1.7 billion in 2016. We manufacture and market delicious snack food and beverage products for consumers in approximately 165 countries around the world. Our portfolio includes many iconic snack brands including Nabisco, Oreo, LU and belVita biscuits; Cadbury, Milka, Cadbury Dairy Milk and Toblerone chocolate; Trident gum; Halls candy and Tang powdered beverages.

We are proud members of the Standard and Poor’s 500, NASDAQ 100 and Dow Jones Sustainability Index. Our Common Stock trades on The NASDAQ Global Select Market under the symbol “MDLZ.” We have been incorporated in the Commonwealth of Virginia since 2000.

Strategy

We intend to leverage our core strengths, including our advantaged geographic footprint, market leadership positions and portfolio of iconic brands and innovation platforms, to achieve three primary goals of growing our people, growing our business and growing our impact.

•	Grow our People: We hire and inspire our people to engage in challenging and rewarding career experiences and to contribute their talent to create a great place to work. We collaborate globally, scale ideas quickly and develop world-class capabilities. Our culture is fast-moving, bold, innovative and accountable, reflecting the traits and skills necessary to thrive in a competitive global marketplace. To support and build on the success of our people in a continually-evolving business environment, we invest in our people and their development, foster respect for one another, celebrate diversity and commit to authenticity at every level. We also work to create an environment in which our people can demonstrate innovative and courageous leadership to make a difference in every role they play in the Company. As reflected in our actions and our investments in our people, we value their contributions and are committed to their success.

•	Grow our Business: We aim to deliver strong, profitable long-term growth by accelerating our core snacks business and expanding the reach of our Power Brands globally. Leveraging our Power brands – including Oreo, LU and belVita biscuits; Milka, Cadbury Dairy Milk and Toblerone chocolate; Trident gum and Halls candy – and our innovation platforms, we plan to innovate boldly and connect with our consumers wherever they are, including new markets around the world, using both traditional and digital channels. As consumer consumption patterns change to more accessible, frequent and better-for-you snacking, we are enhancing the goodness of many of our brands (including providing simpler and wholesome ingredient-focused snacks), expanding the well-being offerings in our portfolio and inspiring consumers to snack mindfully by providing clear and simple nutrition information. As shopping expands further online, we are also working to grow our e-commerce platform and on-line presence with consumers. To fuel these investments, we have been working to optimize our cost structure. These efforts include reinventing our supply chain, including adding and upgrading to more efficient production lines, while reducing the complexity of our product offerings, ingredients and number of suppliers. We also continue to aggressively manage our overhead costs. We have embraced and embedded zero-based budgeting practices across the organization to identify potential areas of cost reductions and capture and sustain savings within our ongoing operating budgets. Through these actions, we’re leveraging our brands, platforms and capabilities to drive long-term value and return on investment for our shareholders.

•	Grow our Impact: Our growth is linked to enhancing the well-being of the people who make and enjoy our products, the communities we serve and the planet and its limited resources. As consumers seek foods that taste delicious and match their lifestyle goals, we are committed to meeting their well-being needs by becoming a leader in tasty, accessible, well-being snacks. To ensure the safety of our people, we have implemented world-class safety programs, workplace wellness programs and policies to promote fair and equal treatment. We conduct business in compliance with the law, our company policies and accepted standards of business conduct. We also seek to improve consumers’ well-being by providing innovative community programs focused on learning about food choices, preparing healthy meals, growing nutritious foods and encouraging children to play. We encourage our people to contribute time and talent to community programs, and we provide humanitarian aid to communities in times of need. We also leverage our global operating scale to secure sustainable raw materials and work with suppliers to drive meaningful social and environmental changes.

Reportable Segments

Our operations and management structure are organized into four reportable operating segments:

•	Latin America
•	Asia, Middle East, and Africa (“AMEA”)
•	Europe
•	North America

On October 1, 2016, we integrated our Eastern Europe, Middle East, and Africa (“EEMEA”) operating segment into our Europe and Asia Pacific operating segments to further leverage and optimize the operating scale built within the Europe and Asia Pacific regions. Russia, Ukraine, Turkey, Belarus, Georgia and Kazakhstan were combined within our Europe region, while the remaining Middle East and African countries were combined within our Asia Pacific region to form the AMEA operating segment. We have reflected the segment change as if it had occurred in all periods presented.

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. For a definition and reconciliation of segment operating income to consolidated pre-tax earnings as well as other information on our segments, see Note 16, Segment Reporting.

Our segment net revenues for each of the last three years were:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Net revenues:
Latin America	$3,392	$4,988	$5,153
AMEA	5,816	6,002	6,367
Europe	9,755	11,672	15,788
North America	6,960	6,974	6,936

	$25,923	$29,636	$34,244

Our segment operating income for each of the last three years was:

	For the Years Ended December 31,
	2016		2015		2014
	(in millions)		(in millions)		(in millions)

Segment operating income:
Latin America	$271	8.7%	$485	14.6%	$475	12.3%
AMEA	506	16.2%	389	11.7%	530	13.6%
Europe	1,267	40.6%	1,350	40.5%	1,952	50.3%
North America	1,078	34.5%	1,105	33.2%	922	23.8%

	$3,122	100.0%	$3,329	100.0%	$3,879	100.0%

The deconsolidation of our global coffee business in 2015, the deconsolidation of our Venezuela operations beginning with our 2016 results, currency and other items significantly affect the comparability of our consolidated and segment operating results from year to year. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations for a review of our operating results.

Our brands span five product categories:

•	Biscuits (including cookies, crackers and salted snacks)
•	Chocolate
•	Gum & candy
•	Beverages (including coffee through July 2, 2015 and powdered beverages)
•	Cheese & grocery

During 2016, our segments contributed to our net revenues in the following product categories:

	Percentage of 2016 Net Revenues by Product Category
			Gum &		Cheese &
Segment	Biscuits	Chocolate	Candy	Beverages	Grocery	Total

Latin America	2.8%	2.9%	3.6%	2.6%	1.2%	13.1%
AMEA	6.1%	7.3%	3.7%	2.4%	2.9%	22.4%
Europe	10.4%	18.7%	3.5%	0.7%	4.3%	37.6%
North America	21.6%	1.0%	4.3%	–	–	26.9%

	40.9%	29.9%	15.1%	5.7%	8.4%	100.0%

Within our product categories, the classes of products that contributed 10% or more to consolidated net revenues were:

	For the Years Ended December 31,
	2016	2015	2014 (1)

Biscuits - Cookies and crackers	36%	34%	30%
Chocolate - Tablets, bars and other	30%	27%	28%
Beverages - Coffee	–	6%	11%

(1)	During 2014, we realigned some of our products across product categories and as such, we reclassified the product category net revenues on a basis consistent with the 2015 and 2016 presentation.

Significant Divestitures and Acquisitions

For information on our significant divestitures and acquisitions, please refer to Note 2, Divestitures and Acquisitions, and specifically, in connection with our global coffee business deconsolidation, see the discussions under JDE Coffee Business Transactions and Keurig Transaction.

Customers

No single customer accounted for 10% or more of our net revenues from continuing operations in 2016. Our five largest customers accounted for 16.6% and our ten largest customers accounted for 22.9% of net revenues from continuing operations in 2016.

Seasonality

Demand for our products is generally balanced over the first three quarters of the year and increases in the fourth quarter primarily because of holidays and other seasonal events. Depending on when Easter falls, there may also be a shift between the first and second quarter results. We build inventory based on expected demand and typically fill customer orders within a few days of receipt so the backlog of unfilled orders is not material. Funding for working capital items, including inventory and receivables, is normally sourced from operating cash flows and short-term commercial paper borrowings. For additional information on our liquidity, working capital management, cash flow and financing activities, see Liquidity and Capital Resources, Note 1, Summary of Significant Accounting Policies, and Note 7, Debt and Borrowing Arrangements, appearing later in this 10-K filing.

Competition

We face competition in all aspects of our business. Competitors include large multi-national as well as numerous local and regional companies. Some competitors have different profit objectives and investment time horizons than we do and therefore approach pricing and promotional decisions differently. We compete based on product quality, brand recognition and loyalty, service, product innovation, taste, convenience, the ability to identify and satisfy consumer preferences, effectiveness of sales and marketing, routes to market and distribution networks, promotional activity and price. Improving our market position or introducing a new product requires substantial research, development, advertising and promotional expenditures. We believe these investments lead to better products for the consumer and support our growth and market position.

Distribution and Marketing

Across our segments, we generally sell our products to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. We distribute our products through direct store delivery, company-owned and satellite warehouses, distribution centers and other facilities. We use the services of independent sales offices and agents in some of our international locations.

We also sell our products on a growing number of e-commerce platforms as consumer consumption patterns change (reflecting greater consumer time compression and technology use) and retail increasingly expands online. Within our digital and social marketing, we create opportunities for consumers to easily find and buy our products online. We have built relationships with several retailers to develop customized programs that fit their and our formats and provide consumers additional personalized offerings from our snacks portfolio.

We conduct marketing efforts through three principal sets of activities: (i) consumer marketing and advertising including on-air, print, outdoor, digital and social media and other product promotions; (ii) consumer sales incentives such as coupons and rebates; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Raw Materials and Packaging

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, corn products, palm and other vegetable oils, sugar and other sweeteners and nuts. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. We monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production.

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

From time to time, we grant third parties licenses to use one or more of our trademarks in connection with the manufacture, sale or distribution of third party products. Similarly, we sell some products under brands we license from third parties. In our agreement with Kraft Foods Group, Inc. (“Kraft Foods Group,” which is now part of The Kraft Heinz Company), we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions following the spin-off of our North American grocery business.

Research and Development

We pursue four objectives in research and development: product safety and quality, growth through new products, superior consumer satisfaction and reduced costs. Our innovation efforts focus on anticipating consumer demands and adapting quickly to changing market trends. Wellness products and healthy snacking are a significant focus of our current research and development initiatives. These initiatives aim to accelerate our growth and margins by addressing consumer needs and market trends and leveraging our global innovation platforms, Power Brands and breakthrough technologies. In September 2016, we announced our plan to invest $65 million over 2017-2018 to build out and modernize our network of global research and development facilities. We are focusing our technical resources at nine large locations to drive global growth and innovation. These global hubs will enable greater effectiveness, improved efficiency and accelerated project delivery. These locations are in Curitiba, Brazil; Suzhou, China; Thane, India; Mexico City, Mexico; East Hanover, New Jersey; Wroclaw, Poland; Jurong, Singapore; Bournville, United Kingdom and Reading, United Kingdom.

At December 31, 2016, we had approximately 2,550 scientists and engineers, of which approximately 1,950 are primarily focused on research and development and the remainder are primarily focused on quality assurance and regulatory affairs. Our research and development expense was $376 million in 2016, $409 million in 2015 and $455 million in 2014. Our total research and development expense was lower in 2016 and 2015 primarily due to the deconsolidation of our global coffee business in July 2015, currency and cost optimization initiatives.

Regulation

Our food products and ingredients are subject to local, national and multi-national regulations related to labeling, packaging, pricing, marketing and advertising, privacy and related areas. In addition, various jurisdictions regulate our operations by licensing and inspecting our manufacturing plants and facilities, enforcing standards for selected food products, grading food products, and regulating trade practices related to the sale and pricing of our food products. Many of the food commodities we use in our operations are subject to government agricultural policy and intervention, and the scrutiny of human rights issues in industry supply chains has led to developing regulation in many countries. These policies have substantial effects on prices and supplies and are subject to periodic governmental and administrative review.

Examples of laws and regulations that affect our business include selective food taxes, labeling requirements such as nutrient profiling, marketing restrictions, potential withdrawal of trade concessions as dispute settlement retaliation and sanctions on sales or sourcing of raw materials. We will continue to monitor developments in laws and regulations. At this time, we do not expect the cost of complying with new laws and regulations will be material. Also refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for additional information on government regulations and currency-related impacts on our operations in the United Kingdom, Argentina and other countries.

Environmental Regulation

Throughout the countries in which we do business, we are subject to local, national and multi-national environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. Based on information currently available, we believe that our compliance with environmental laws and regulations will not have a material effect on our financial results.

Sustainability

A key strategic goal for us is to Grow our Impact, and we seek to do that in part by sourcing our products sustainably, reducing the environmental impact of our operations and packaging, and being mindful of the limited resources available around the world. We continue to leverage our global operating scale to secure sustainable raw materials and work with suppliers to drive meaningful social and environmental changes, focusing on where we can make the most impact. For example, we have taken direct accountability for building a sustainable cocoa supply with our $400 million Cocoa Life program. And we’re improving sustainability in our wheat supply by working with farmers in North America and through our Harmony program in Europe.

Our 2020 sustainability goals aim to place us at the forefront in the fight against climate change with ambitious targets for an end-to-end approach to reduce our carbon footprint, including reducing our absolute CO2 emissions from manufacturing and addressing deforestation in key raw material supply chains. We are also working to cut our absolute water footprint in manufacturing, focusing on priority sites where water is most scarce, and we are working to reduce waste in manufacturing and packaging.

We have been recognized for our ongoing economic, environmental and social contributions and this year were listed again on the Dow Jones Sustainability Index (“DJSI”) – World and North American Indices. The DJSI selects the top 10% of global companies and top 20% of North American companies based on an extensive review of financial and sustainability programs within each industry. We improved our overall score to reach the 95th percentile of our industry and achieved perfect scores in health and nutrition, raw material sourcing and water-related risks.

We also participate in the CDP Climate and Water disclosures and continue to work to reduce our carbon and water footprints. We ranked 4th in the Access to Nutrition Index, a global index that assesses and ranks the world’s largest food and beverage companies on their nutrition-related commitments, practices and performance. We are committed to continue this and other related work in the areas of sustainable resources and agriculture, mindful snacking, community partnerships and safety of our products and people.

Employees

We employed through our consolidated subsidiaries approximately 90,000 people worldwide at December 31, 2016 and approximately 99,000 at December 31, 2015. Employees represented by labor unions or workers’ councils represent approximately 65% of our 78,000 employees outside the United States and approximately 28% of our 12,000 U.S. employees. Our business units are subject to various local, national and multi-national laws and regulations relating to their relationships with their employees. In accordance with European Union requirements, we also have established a European Workers Council composed of management and elected members of our workforce. We or our subsidiaries are a party to numerous collective bargaining agreements and we work to renegotiate these collective bargaining agreements on satisfactory terms when they expire.

International Operations

Based on where we sell our products, we generated 75.6% of our 2016 net revenues, 78.7% of our 2015 net revenues and 82.1% of our 2014 net revenues from continuing operations outside the United States. We sell our products to consumers in approximately 165 countries. At December 31, 2016, we had operations in more than 80 countries and made our products at 150 manufacturing and processing facilities in 52 countries. Refer to Note 16, Segment Reporting, for additional information on our U.S. and non-U.S. operations. Refer to Item 2, Properties, for more information on our manufacturing and other facilities. Also, for a discussion of risks related to our operations outside the United States, see “Risk Factors” in Item 1A.

Executive Officers of the Registrant

The following are our executive officers as of February 24, 2017:

Name	Age	Title

Irene B. Rosenfeld	63	Chairman and Chief Executive Officer
Brian T. Gladden	51	Executive Vice President and Chief Financial Officer
Maurizio Brusadelli	48	Executive Vice President and President, Asia, Middle East and Africa
Timothy P. Cofer	48	Executive Vice President and Chief Growth Officer
Roberto de Oliveira Marques	51	Executive Vice President and President, North America
Robin S. Hargrove	51	Executive Vice President, Research, Development and Quality
Alejandro R. Lorenzo	45	Executive Vice President and President, Latin America
Karen J. May	58	Executive Vice President, Human Resources
Daniel P. Myers	61	Executive Vice President, Integrated Supply Chain
Gerhard W. Pleuhs	60	Executive Vice President and General Counsel
Hubert Weber	54	Executive Vice President and President, Europe

Ms. Rosenfeld became Chief Executive Officer and a director in June 2006 and became Chairman of the Board in March 2007. Prior to that, she served as Chairman and Chief Executive Officer of Frito-Lay, a division of PepsiCo, Inc., a food and beverage company, from September 2004 to June 2006. Ms. Rosenfeld was employed continuously by Mondelēz International and its predecessor, General Foods Corporation, in various capacities from 1981 until 2003, including President of Kraft Foods North America and President of Operations, Technology, Information Systems and Kraft Foods, Canada, Mexico and Puerto Rico.

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

Mr. Brusadelli became Executive Vice President and President, Asia Pacific in January 2016 and Executive Vice President and President, Asia, Middle East and Africa in October 2016. He previously served as President Biscuits Business, South East Asia, Japan and Sales Asia Pacific from September 2015 to December 2015, President Markets and Sales Asia Pacific from September 2014 to September 2015, President United Kingdom and Ireland from September 2012 to August 2014 and President Gum & Candy Europe from December 2010 until August 2012. Prior to that, Mr. Brusadelli held various positions of increasing responsibility around the world. Mr. Brusadelli joined Mondelēz International in 1993.

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

Mr. Lorenzo became Executive Vice President and President, Latin America in January 2017. Prior to that, he served as President, Global Biscuits Category from January 2015 until December 2016; President, Brazil from September 2012 to December 2014; Vice President, Strategy & Marketing, Beverages and Groceries from January 2011 to August 2012; and Senior Category Director, Beverages and Groceries, Brazil from July 2008 until December 2010. Mr. Lorenzo joined Mondelēz International in 2003.

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

Mr. Pleuhs became Executive Vice President and General Counsel in April 2012. In this role, Mr. Pleuhs oversees the legal, compliance, security, corporate and governance affairs functions within Mondelēz International. Previously, Mr. Pleuhs served as Senior Vice President & Deputy General Counsel, Business Units from November 2007 to March 2012 and Senior Vice President and Deputy General Counsel, International for Kraft Foods Global, Inc. from July 2004 to November 2007. Before joining Mondelēz International in 1990, Mr. Pleuhs held a number of senior positions within the German Law Department of Jacobs Kaffee Deutschland GmbH, an international beverage and confectionery company, prior to and after its acquisition by Altria Group, the former parent company of Mondelēz International. Mr. Pleuhs has a law degree from the University of Kiel, Germany and is licensed to practice law in Germany and admitted as house counsel in Illinois.

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

Competitor and customer pressures may require that we reduce our prices. These pressures may also restrict our ability to increase prices in response to commodity and other cost increases. Failure to effectively assess, timely change and set proper pricing or trade incentives may negatively impact the achievement of our strategic and financial goals. The rapid emergence of new distribution channels, such as e-commerce, may create consumer price deflation, affecting our retail customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. We may need to increase or reallocate spending on marketing, advertising and new product innovation to protect or increase market share. These expenditures might not result in trade and consumer acceptance of our efforts. If we reduce prices or our costs increase but we cannot increase sales volumes to offset those changes, then our financial condition and results of operations will suffer.

In addition, companies in our industry are under increasing pressure to improve the efficiency of their overall cost structures. We are pursuing a transformation agenda with the goals of focusing our portfolio, improving our cost structure and operating model, and accelerating our growth. If we do not achieve these objectives or do not implement transformation in a way that minimizes disruptions to our business, our financial condition and results of operations could be materially and adversely affected.

Maintaining, extending and expanding our reputation and brand image is essential to our business success.

Our success depends on our ability to maintain brand image for our existing products, extend our brands into new geographies and to new distribution platforms, including e-commerce, and expand our brand image with new and renewed product offerings.

We seek to maintain, extend and expand our brand image through marketing investments, including advertising and consumer promotions, and both product renovation and innovation. Failure to effectively address the continuing global focus on well-being, including weight management, changing consumer perceptions of certain ingredients, and increasing attention from the media, shareholders, consumers, activists and other stakeholders on the role of food marketing could adversely affect our brand image. Undue caution on our part in addressing these challenges could weaken our competitive position. Such pressures could also lead to stricter regulations and increased focus on food and snacking marketing practices. Increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us, product quality and safety, where we manufacture our products or environmental and human and workplace rights risks in our supply chain could damage our reputation and brand image, undermine our customers’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations. Our sponsorship relationships could also subject us to negative publicity.

In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing marketing and media environment, including our increasing reliance on social media and online dissemination of marketing and advertising campaigns. A variety of legal and regulatory restrictions limit how and to whom we market our products. These restrictions may limit our ability to maintain, extend and expand our brand image, particularly as social media and the communications environment continue to evolve. Negative posts or comments about us on social networking web sites (whether factual or not) or security breaches related to use of our social media and failure to respond effectively to these posts, comments or activities could seriously damage our reputation and brand image across the various regions in which we operate. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brand image, and our marketing efforts might not achieve desired results. As a result, we might be required to recognize impairment charges on our intangible assets or goodwill. Furthermore, third parties may sell counterfeit or spurious versions of our products that are inferior or pose safety risks. If that happens, consumers could confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, causing consumers to refrain from purchasing our brands. If we do not successfully maintain, extend and expand our reputation and brand image, then our brands, product sales, financial condition and results of operations could be materially and adversely affected.

We are subject to risks from operating globally.

We are a global company and generated 75.6% of our 2016 net revenues, 78.7% of our 2015 net revenues and 82.1% of our 2014 net revenues outside the United States. We manufacture and market our products in approximately 165 countries and have operations in more than 80 countries. Therefore, we are subject to risks inherent in global operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”);
•	compliance with antitrust and competition laws, trade laws, data privacy laws, anti-bribery laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes;
•	changes in tax laws, including enactment of new U.S. and foreign jurisdiction tax laws, interpretation of tax laws and tax audit outcomes;
•	currency devaluations or fluctuations in currency values, including in developing markets such as Argentina, Brazil, China, Mexico, Russia, Turkey, Egypt, Nigeria, Ukraine and South Africa as well as in developed markets such as the United Kingdom and other countries within the European Union;
•	the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or key commodities like cocoa, potential changes in U.S. trade programs and trade relations with other countries, or regulations, taxes or policies that might negatively affect our sales;
•	changes in capital controls, including currency exchange controls, government currency policies such as demonetization in India or other limits on our ability to import raw materials or finished product into various countries or repatriate cash from outside the United States;
•	increased sovereign risk, such as default by or deterioration in the economies and credit ratings of governments, particularly in our Latin America and AMEA regions;

•	changes in local regulations and laws, the uncertainty of enforcement of remedies in foreign jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources;
•	varying abilities to enforce intellectual property and contractual rights;
•	discriminatory or conflicting fiscal policies;
•	greater risk of uncollectible accounts and longer collection cycles; and
•	design, implementation and use of effective control environment processes across our diverse operations and employee base.

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect our business operations or customer demand. High unemployment or the slowdown in economic growth in some markets could constrain consumer spending. As a branded food company that seeks to sell our products at a premium, declining consumer purchasing power could result in loss of market share and adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries or the dynamics and uncertainties associated with the United Kingdom’s vote to exit the European Union (“Brexit”), including currency exchange rate fluctuations and volatility in global stock markets, could have a negative effect on our business. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition, results of operations, and our relationships with customers, suppliers and employees in the short or long term.

Our operations in certain emerging markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in emerging markets, including among others Brazil, China, India, Mexico, Russia, Argentina, Ukraine, the Middle East, Africa and Southeast Asia. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries, particularly those with emerging economies, engaging in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the U.K. Bribery Act, or local anti-bribery laws may be more common. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.

In addition, competition in emerging markets is increasing as our competitors grow their global operations and low cost local manufacturers expand and improve their production capacities. Our success in emerging markets is critical to achieving our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic and regulatory risks, our product sales, financial condition and results of operations could be adversely affected, such as occurred when we deconsolidated and changed to the cost method of accounting for our Venezuelan operations at the close of 2015 or any potential impact on our business in Venezuela from future economic or political developments.

Unanticipated business disruptions could adversely affect our ability to provide our products to our customers.

We manufacture and source products and materials on a global scale. We have a complex network of suppliers and material needs, owned manufacturing locations, co-manufacturing locations, distribution networks and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, like weather, natural disasters, supply and commodity shortages, fire, explosions, terrorism, political unrest, generalized labor unrest or health pandemics could damage or disrupt our operations or our suppliers’ or co-manufacturers’ operations. If we do not effectively respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering or unable to deliver products to our customers and the quality and safety of our products might be negatively affected. If that occurs, we may lose our customers’ confidence or suffer damage to our reputation, and long-term consumer demand for our products could decline. In addition, we might not have the functions, processes or organizational capability necessary to achieve on our anticipated timeframes our strategic ambition to reconfigure our supply chain and drive efficiencies to fuel growth. Further, our ability to supply multiple markets with a streamlined manufacturing footprint may be negatively impacted by portfolio complexity, changes in volume produced and changes to regulatory restrictions or labor-related constraints on our ability to adjust production capacity in the markets in which we operate. These events could materially and adversely affect our product sales, financial condition and results of operations.

We are subject to currency exchange rate fluctuations.

At December 31, 2016, we sold our products in approximately 165 countries and had operations in more than 80 countries. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and to pay dividends to our shareholders. In addition, movements in currency exchange rates can affect transaction costs because we source product ingredients from various countries. We seek to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, but our efforts may not be successful. Accordingly, changes in the currency exchange rates that we use to translate our results into U.S. dollars for financial reporting purposes or for transactions involving multiple currencies could materially and adversely affect our financial condition and results of operations.

Commodity and other input prices are volatile and may increase or decrease significantly or availability of commodities may become constrained.

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, corn products, palm and other vegetable oils, sugar and other sweeteners, and nuts. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. Prices for these raw materials, other supplies and energy are volatile and can fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources, currency fluctuations, political conditions, severe weather, the potential longer-term consequences of climate change on agricultural productivity, crop disease or pests, water risk, health pandemics, consumer or industrial demand, and changes in governmental trade, alternative energy and agricultural programs. Increasing focus on climate change, deforestation, water, animal welfare and human rights concerns and other risks associated with the global food system may lead to increased activism focusing on consumer goods companies, government intervention and consumer response, and could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business. Many of the commodities we purchase are grown by smallholder farmers, who might lack the capacity to invest to increase productivity or adapt to changing conditions. Although we monitor our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products, including increases to cover higher input costs, may result in lower sales volumes, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply of key commodities may limit our ability to grow our net revenues and earnings. If our mitigation activities are not effective, if we are unable to price to cover increased costs or must reduce our prices, or if we are limited by supply constraints, our financial condition and results of operations could be materially adversely affected.

Complying with changes in and inconsistencies among laws and regulations in many countries in which we operate could increase our costs.

Our activities throughout the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, storage, distribution, sales, advertising, labeling and marketing, as well as licensing, trade, labor, tax and environmental matters, and health and safety practices. Government authorities regularly change laws and regulations and their interpretations. Our compliance with new or revised laws and regulations or the interpretation and application of existing laws and regulations could materially and adversely affect our product sales, financial condition and results of operations. For instance, our financial condition and results of operations could be negatively affected by the regulatory and economic impact of changes in taxation and trade relations among the United States and other countries or changes in the European Union such as Brexit.

We may be unable to hire or retain and develop key personnel or a highly skilled and diverse global workforce or manage changes in our workforce.

We must hire, retain and develop effective leaders and a highly skilled and diverse global workforce. We compete to hire new personnel in the many countries in which we manufacture and market our products and then to develop and retain their skills and competencies. Unplanned turnover or failure to develop adequate succession plans for leadership positions or to hire and retain a diverse global workforce with the skills and in the locations we need to operate and grow our business could deplete our institutional knowledge base and erode our competitiveness.

We also face increased personnel-related risks in connection with implementing the changes in our transformation agenda related to our operating model and business processes, including building a global shared services capability and reconfiguring our supply chain. These risks could lead to operational challenges, including increased competition for employees with the skills we require to achieve our business goals; higher employee turnover, including of employees with key capabilities; and challenges in developing the capabilities necessary to build and effectively execute a shared services function and transform our business processes. Furthermore, we might be unable to manage appropriately changes in, or that affect, our workforce or satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 65% of our 78,000 employees outside the United States and approximately 28% of our 12,000 U.S. employees. Strikes, work stoppages or other forms of labor unrest by our employees or those of our suppliers or distributors, or situations like the re-negotiation of collective bargaining agreements covering eight U.S. facilities that expired in February 2016, could cause disruptions to our supply chain, manufacturing or distribution processes.

These risks could materially and adversely affect our reputation, ability to meet the needs of our customers, product sales, financial condition and results of operations.

Our retail customers are consolidating and we must leverage our value proposition in order to compete against retailer and other economy brands.

Retail customers, such as supermarkets, warehouse clubs and food distributors in the European Union, the United States and our other major markets continue to consolidate or form buying alliances, resulting in fewer, larger customers with whom we can conduct business. Large retail customers and customer alliances can resist our efforts to increase prices, delist our products or reduce the shelf space allotted to our products, and demand lower pricing, increased promotional programs, longer payment terms or specifically tailored products. Retail customers might also adopt these tactics in their dealings with us in response to the significant growth in online retailing for consumer products, which is outpacing the growth of traditional retail channels. In addition, larger retail customers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer and other economy brands that compete with some of our products. Our products must provide higher quality or value to our consumers than the less expensive alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if consumers perceive the difference in the quality or value between our products and the retailer or other economy brands has narrowed. If consumers switch to purchasing or otherwise prefer the retailer or other economy brands, then we could lose market share or sales volumes, or we may need to shift our product mix to lower margin offerings.

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

We are subject to changes in our relationships with significant customers or suppliers.

During 2016, our five largest customers accounted for 16.6% of our net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to significant customers could result in a material reduction in sales or change in the mix of products we sell to a significant customer. This could materially and adversely affect our product sales, financial condition and results of operations.

Additionally, disputes with significant suppliers, including disputes related to pricing or performance, could adversely affect our ability to supply products to our customers or operate our business and could materially and adversely affect our product sales, financial condition and results of operations.

We may decide or be required to recall products or be subjected to product liability claims.

We could decide, or laws or regulations could require us, to recall products due to suspected or confirmed and deliberate or unintentional product contamination, spoilage or other adulteration, product mislabeling or product tampering. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Any of these events could materially and adversely affect our reputation, brands, product sales, financial condition and results of operations.

We may also suffer losses if our products or operations or those of our suppliers violate applicable laws or regulations, or if our or our suppliers’ products cause injury, illness or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment against us, a related regulatory enforcement action, a widespread product recall or attempts to manipulate us based on threats related to the safety of our products could materially and adversely affect our reputation and profitability. Moreover, even if a product liability, consumer fraud or other claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our reputation, brands, product sales, financial condition and results of operations.

We could be subject to legal or tax claims or other regulatory enforcement actions.

We are a large snack food company operating in highly regulated environments and constantly evolving legal, tax and regulatory frameworks around the world. Consequently, we are subject to greater risk of litigation, legal or tax claims, or other regulatory enforcement actions. There can be no assurance that our employees, contractors or agents will not violate policies and procedures we have implemented to promote compliance with existing laws and regulations. Moreover, our failure to maintain effective control environment processes, including in connection with the development of our global shared services capability, could lead to violations, unintentional or otherwise, of laws and regulations. Litigation, legal or tax claims, or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws, regulations or controls could subject us to civil and criminal penalties that could materially and adversely affect our reputation, product sales, financial condition and results of operations.

We may not successfully identify, complete or manage strategic transactions.

We regularly evaluate a variety of potential strategic transactions, including acquisitions, divestitures, joint ventures, equity method investments and other strategic alliances that could further our strategic business objectives. We may not successfully identify, complete or manage the risks presented by these strategic transactions. Our success depends, in part, upon our ability to identify suitable transactions; negotiate favorable contractual terms; comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals); integrate or separate businesses; realize the full extent of the benefits, cost savings or synergies presented by strategic transactions; effectively implement control environment processes with employees joining us as a result of a transaction; minimize adverse effects on existing business relationships with suppliers and customers; achieve accurate estimates of fair value; minimize potential loss of customers or key employees; and minimize indemnities and potential disputes with buyers, sellers and strategic partners. In addition, execution or oversight of strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks.

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate antitrust and competition laws in the United States, the European Union and other jurisdictions. Joint ventures and similar strategic alliances pose additional risks, as we share ownership and management responsibilities with one or more other parties who may not have the same objectives, priorities, strategies or resources as we do. Strategic alliances we have entered into include combining our wholly owned coffee businesses with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”), in July 2015 and exchanging a portion of our equity ownership in JDE for equity in the new holding company of Keurig Green Mountain, Inc. (“Keurig”) in March 2016. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits. Depending on the nature of the business ventures, including whether they operate globally, these ventures could also be subject to many of the same risks we are, including political, economic and regulatory risks, currency exchange rate fluctuations, and volatility of commodity and other input prices. Either partner might fail to recognize alliance relationships that could expose the business to higher risk or make the venture not as productive as expected.

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

Any of these risks could materially and adversely affect our business, product sales, financial condition and results of operations.

We must correctly predict, identify and interpret changes in consumer preferences and demand and offer new products that meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify and interpret the tastes, dietary habits, packaging, sales channel and other preferences of consumers around the world and to offer products that appeal to these preferences. Moreover, weak economic conditions, recession, equity market volatility or other factors could affect consumer preferences and demand. If we do not offer products that appeal to consumers or if we misjudge consumer demand for our products, our sales and market share will decrease and our profitability could suffer.

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

Prolonged negative perceptions concerning the health, environmental and social implications of certain food products and ingredients could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers have increasingly focused on health and wellness, including weight management and reducing sodium and added sugar consumption. In addition, consumer preferences differ by region, and we must monitor and adjust our use of ingredients to respond to these regional preferences. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our reputation, product sales, financial condition and results of operations.

We could fail to maintain effective internal control over financial reporting.

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

We increasingly rely on information technology and third party service providers.

We rely on information technology and third party service providers to process, transmit and store company information via business applications, internal networks and the Internet. We use these technologies and third party service providers to support our global business processes and activities, including communicating with our employees, customers and suppliers; running critical business operations; engaging in mergers and acquisitions and other corporate transactions; conducting research and development activities; meeting regulatory, legal and tax requirements; and executing various digital marketing and consumer promotion activities.

Working with these technologies and third party service providers creates risks related to confidentiality, integrity and continuity, and some of these risks may be outside of our control. Confidentiality and integrity of information may be jeopardized by deliberate or unintentional misuse, manipulation or disclosure of information; physical theft; or cybersecurity data breaches by our employees, suppliers, hackers, criminal groups, nation-state organizations, social-activist organizations or other third parties. We currently utilize third party e-commerce providers and request that they have the appropriate cybersecurity controls and meet regulatory requirements. Going forward, should we decide to transact e-commerce direct to consumers as the merchant, we would implement additional procedures, controls and technology to address cybersecurity and regulatory compliance. We might face increased risk if new initiatives such as e-commerce increase the amount of confidential information that we process and maintain, and the cybersecurity and compliance controls we or our third party providers implement are not effective. Continuity of business applications and services may be disrupted by errors in systems’ maintenance, migration of applications to the cloud, power outages, hardware or software failures, viruses or malware, denial of service and other cyber security attacks, telecommunication failures, natural disasters, terrorist attacks and other catastrophic events.

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

In addition, should confidential information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities be misused or breached, we may suffer financial losses relating to remediation, damage to our reputation or brands, loss of intellectual property, or penalties or litigation related to violation of data privacy laws and regulations.

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

Volatility in the equity markets, interest rates, our participation in multi-employer pension plans or other factors could substantially increase our pension costs.

We sponsor a number of defined benefit pension plans for our employees throughout the world. At the end of 2016, the projected benefit obligation of our defined benefit pension plans was $11.4 billion and plan assets were $9.5 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Our largest funded defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of investments, including equities and corporate and government debt. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, funding requirements in the jurisdictions in which the plans operate, the viability of other employers in the multi-employer pension plans in which we participate and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost and increase our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation.

Volatility in the global capital markets may increase the risk that we are required to make additional cash contributions to the pension plans and recognize further increases in our net periodic pension cost.

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extends beyond what our obligation would be with respect to our employees. Our contributions to a multi-employer plan may increase beyond our bargaining obligations depending on the financial condition of the multi-employer plan. We may be required to participate in funding the unfunded obligations of the plan allocable to a withdrawing employer, and our costs might increase as a result. Further, if we partially or completely withdraw from a multi-employer pension plan, we may be required to pay a partial or complete withdrawal liability. This withdrawal liability will generally increase if there is also a mass withdrawal of other participating employers or if the plan terminates. (See Note 9, Benefit Plans, to the consolidated financial statements for more information on our multi-employer pension plans.)

A significant increase in our pension benefit obligations or funding requirements could curtail our ability to invest in the business and adversely affect our financial condition and results of operations.

Our failure to protect our valuable intellectual property rights could reduce the value of our products and brands.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

On December 31, 2016, we had 150 manufacturing and processing facilities in 52 countries and 130 distribution centers and depots worldwide. During 2016, we added 5 new manufacturing facilities and disposed of or ceased operations in 9 manufacturing facilities. We also added 4 new distribution facilities and no longer own or lease 12 distribution facilities. In addition, a decrease of 49 distribution facilities in predominantly EU and AMEA primarily reflects distribution facilities that are owned or leased by third party logistics partners. In addition to our owned or leased properties listed below, we also utilize a highly distributed network of warehouses and distribution centers that are owned or leased by third party logistics partners, contract manufacturers, co-packers or other strategic partners. We believe we have or will add sufficient capacity to meet our planned operating needs. It is our practice to maintain all of our plants and other facilities in good condition.

	As of December 31, 2016
	Number of	Number of
	Manufacturing	Distribution
	Facilities	Facilities
Latin America (1)	17	5
AMEA	51	38
Europe	67	5
North America	15	82

Total	150	130

Owned	139	22
Leased	11	108

Total	150	130

(1)	Excludes properties utilized by our Venezuelan businesses, which were deconsolidated effective as of the close of the 2015 fiscal year. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.

Item 3.  Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the consolidated financial statements in this report.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have listed our Common Stock on The NASDAQ Global Select Market under the symbol “MDLZ.” At January 31, 2017, there were 56,105 holders of record of our Common Stock. Information regarding the market price of our Common Stock and dividends declared during the last two fiscal years is included in Note 17, Quarterly Financial Data (Unaudited), to the consolidated financial statements.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on our Common Stock with the cumulative total return of the S&P 500 Index and the Mondelēz International performance peer group index. The graph assumes, in each case, that an initial investment of $100 is made at the beginning of the five-year period. The cumulative total return reflects market prices at the end of each year and the reinvestment of dividends each year (and takes into account the value of Kraft Foods Group shares distributed in the spin-off of our grocery business). The vertical line below indicates the October 1, 2012 Spin-Off date and is intended to facilitate comparisons of performance against peers listed below and the stock market before and following the Spin-Off.

	Mondelēz International	S&P 500	2016 Performance Peer Group	2015 Performance Peer Group
Date
December 2011	$100.00	$100.00	$100.00	$100.00
December 2012	107.06	116.00	110.47	110.47
December 2013	151.05	153.57	131.58	131.58
December 2014	157.97	174.60	141.57	141.57
December 2015	198.09	177.01	145.10	145.10
December 2016	199.21	198.18	151.78	149.60

The Mondelēz International performance peer group consists of the following companies considered our market competitors or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Danone S.A., General Mills, Inc., The Hershey Company, Kellogg Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company, Unilever PLC and The Kraft Heinz Company. We added The Kraft Heinz Company to our performance peer group in 2016 and its performance history is only included for 2016 because the company was formed in 2015.

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Issuer Purchases of Equity Securities

Our stock repurchase activity for each of the three months in the quarter ended December 31, 2016 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2016	2,270,497	$44.02	2,264,152	$3,559,545,482
November 1-30, 2016	12,524,719	42.83	12,522,439	3,023,387,254
December 1-31, 2016	4,269,081	41.82	4,264,741	2,845,045,875

For the Quarter Ended December 31, 2016	19,064,297	42.75	19,051,332

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 6,345 shares, 2,280 shares and 4,340 shares for the fiscal months of October, November and December 2016, respectively.

(2)	Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. See related information in Note 11, Capital Stock.

Item 6.   Selected Financial Data

Mondelēz International, Inc.

Selected Financial Data – Five Year Review (1)

	2016	2015	2014	2013	2012
	(in millions, except per share and employee data)
Continuing Operations (2)
Net revenues	$25,923	$29,636	$34,244	$35,299	$35,015
Earnings from continuing operations, net of taxes	1,669	7,291	2,201	2,332	1,606
Net earnings attributable to Mondelēz International:
Per share, basic	1.07	4.49	1.29	1.30	0.90
Per share, diluted	1.05	4.44	1.28	1.29	0.88

Cash Flow and Financial Position (3)
Net cash provided by operating activities	2,838	3,728	3,562	6,410	3,923
Capital expenditures	1,224	1,514	1,642	1,622	1,610
Property, plant and equipment, net	8,229	8,362	9,827	10,247	10,010
Total assets	61,538	62,843	66,771	72,464	75,421
Long-term debt	13,217	14,557	13,821	14,431	15,519
Total Mondelēz International shareholders’ equity	25,161	28,012	27,750	32,373	32,276
Shares outstanding at year end (4)	1,528	1,580	1,664	1,705	1,778

Per Share and Other Data (5)
Book value per shares outstanding	16.47	17.73	16.68	18.99	18.15
Dividends declared per share (6)	0.72	0.64	0.58	0.54	1.00
Common Stock closing price at year end (7)	44.33	44.84	36.33	35.30	25.45
Number of employees	90,000	99,000	104,000	107,000	110,000

(1)	The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and Annual Reports on Form 10-K for earlier periods. A significant portion of our business is exposed to currency exchange rate fluctuation as a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of operating results on a constant currency basis where noted.
(2)	Significant items impacting the comparability of our results from continuing operations include: Spin-Off Costs in 2012-2014; Restructuring Programs in 2012-2016; Cost Savings Initiatives in 2013 and 2012; the contribution of our global coffee businesses and investment in JDE and related gain in 2015; the gain on Keurig equity method investment exchange in 2016;other divestitures and sales of property in 2016, 2015, 2013 and 2012; acquisitions in 2016, 2015 and 2013; the Cadbury acquisition-related Integration Program in 2012-2014; the benefit from the Cadbury acquisition-related indemnification resolution in 2013; losses on debt extinguishment in 2013-2016; unrealized gains on the coffee business transaction currency hedges in 2014 and 2015; debt tender offers completed in 2013-2016; loss on deconsolidation of Venezuela in 2015; the remeasurement of net monetary assets in Venezuela in 2013-2015; accounting calendar changes in 2015 and 2013; impairment charges related to intangible assets in 2016, 2015, 2014 and 2012; losses related to interest rate swaps in 2016 and 2015; and our provision for income taxes in all years. Please refer to Notes 1, Summary of Significant Accounting Policies; 2, Divestitures and Acquisitions; 5, Goodwill and Intangible Assets; 6, Restructuring Programs; 7, Debt and Borrowing Arrangements; 8, Financial Instruments; 12, Commitments and Contingencies; 14, Income Taxes; and 16, Segment Reporting, for additional information regarding items affecting comparability of our results from continuing operations.
(3)	Our Cash Flow and Financial Position information includes Kraft Foods Group data for periods prior to the October 1, 2012 Spin-Off date. Refer to the Annual Report on Form 10-K for the year ended December 31, 2012 for information on the divested net assets and items impacting cash flow. Other items impacting comparability primarily relate to the Keurig and JDE coffee business transactions in 2014-2016, the loss on deconsolidation of Venezuela in 2015 and the receipt of net cash proceeds from the resolution of the Starbucks arbitration in 2013. Beginning in 2015, debt issuance costs related to recognized debt liabilities were recorded as a deduction from the related debt obligations instead of as long-term other assets on the consolidated balance sheet. We made this reclassification in the prior years presented to be consistent with the 2016 and 2015 presentation.
(4)	Refer to Note 11, Capital Stock, for additional information on our share repurchase program in 2013-2016.
(5)	Per Share and Other Data includes Kraft Foods Group data for periods prior to the October 1, 2012 Spin-Off date. Refer to the Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on the resolution of the Starbucks arbitration in 2013.
(6)	Refer to the Equity and Dividends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our dividends following the October 1, 2012 Spin-Off.
(7)	Closing prices reflect historical market prices and have not been adjusted for periods prior to October 1, 2012 to reflect the Spin-Off of Kraft Foods Group on that date.

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

We aim to deliver strong, profitable long-term growth by accelerating our core snacks business and expanding the reach of our Power Brands globally. Leveraging our Power brands and our innovation platforms, we plan to innovate boldly and connect with our consumers wherever they are, including new markets around the world, using both traditional and digital channels. As consumer consumption patterns change to more accessible, frequent and better-for-you snacking, we are enhancing the goodness of many of our brands (including providing simpler and wholesome ingredient-focused snacks), expanding the well-being offerings in our portfolio and inspiring consumers to snack mindfully by providing clear and simple nutrition information. As shopping expands further online, we are also working to grow our e-commerce platform and on-line presence with consumers. To fuel these investments, we have been working to optimize our cost structure. These efforts include reinventing our supply chain, including adding and upgrading to more efficient production lines, while reducing the complexity of our product offerings, ingredients and number of suppliers. We also continue to aggressively manage our overhead costs. We have embraced and embedded zero-based budgeting practices across the organization to identify potential areas of cost reductions and capture and sustain savings within our ongoing operating budgets. Through these actions, we’re leveraging our brands, platforms and capabilities to drive long-term value and return on investment for our shareholders.

Coffee Business Transactions

JDE Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses with those of DEMB to create a new company, JDE. At that time, our equity interest in JDE was 43.5% with the remaining 56.5% held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). In connection with these transactions, in 2015, we recorded a final pre-tax gain of $6.8 billion ($6.6 billion after-tax) from the deconsolidation of our legacy coffee businesses. We also recorded approximately $1.0 billion of cumulative pre-tax net gains ($436 million in 2015 and $628 million in 2014) and cash related to currency hedging in connection with the expected cash consideration to be received in euros. We received €3.8 billion of cash ($4.2 billion) as of July 2, 2015 and with the cash from hedging currency, we effectively received $5.2 billion of cash. On July 5, 2016, we also received from JDE an expected $275 million cash payment to settle a receivable for tax formation costs that were part of the initial sales price. As part of our final sales price negotiations, we also retained the right to collect future cash payments if certain estimated pension liabilities are realized over an agreed amount in the future. As such, we may recognize additional income related to this negotiated term in the future. As further described below, following the March 2016 exchange of JDE shares for an investment in Keurig and stock-based compensation activity at JDE during 2016, as of December 31, 2016, our equity interest in JDE was 26.4%. We recorded equity earnings of $100 million in 2016 and equity losses of $58 million in 2015 related to our investment in JDE.

On June 30, 2016, we entered into agreements with AHBV and its affiliates to establish a new stock-based compensation arrangement tied to the issuance of JDE equity compensation awards to JDE employees. This arrangement replaced a temporary equity compensation program tied to the issuance of AHBV equity compensation to JDE employees. New Class C, D and E JDE shares were authorized and issued for investments made by JDE employees and to issue shares when JDE awards vest. As new shares of JDE are issued, the Class A and B ownership interests of JDE decrease. Under these arrangements, dilution of the JDE shares is limited to 2%. Based on estimated award achievement, we do not expect our JDE ownership interest to decrease below 26.27%. Following these stock-based compensation issuances, our ownership interest in JDE was 26.4% as of December 31, 2016.

See Note 2, Divestitures and Acquisitions, for additional details on the JDE coffee business transactions.

Keurig Transaction:

On March 3, 2016, a subsidiary of AHBV completed a $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on the equity method investment exchange. Following the exchange, our ownership interest in JDE became 26.5% and we owned a 24.2% interest in Keurig. Both AHBV and we hold our investments in Keurig through a combination of equity and shareholder loan interests, with the same pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our consolidated balance sheet as of December 31, 2016. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. Within equity earnings, we recorded equity earnings of $77 million and interest income from the shareholder loan of $20 million in 2016. Additionally, we received $14 million of interest payments on the shareholder loan and $4 million in dividends on our investment in Keurig in 2016. See Note 2, Divestitures and Acquisitions, for additional details on the Keurig transaction.

Coffee Business Equity Earnings:

We have reflected the results of our historical coffee businesses and equity earnings from JDE, Keurig and Dongsuh Foods Corporation (“DSF”) in our results from continuing operations as the coffee category continues to be a significant part of our net earnings and business strategy going forward. Historically, our coffee businesses and the income from equity method investments were recorded within our operating income as these businesses were part of our base business. While we retain an ongoing interest in coffee through equity method investments including JDE, Keurig and DSF, and we have significant influence with our equity method investments, we do not control these operations directly. As such, in the third quarter of 2015, we began to recognize equity method investment earnings, consisting primarily of investments in coffee businesses, outside of operating income. For periods prior to the third quarter of 2015, our historical coffee business and equity method investment earnings were included within our operating income. See Note 2, Divestitures and Acquisitions, for more information.

Venezuela Deconsolidation

Effective as of the close of the 2015 fiscal year, we concluded that we no longer met the accounting criteria for consolidation of our Venezuelan subsidiaries due to a loss of control over our Venezuelan operations and an other-than-temporary lack of currency exchangeability. At that time, we deconsolidated and changed to the cost method of accounting for our Venezuelan operations. We recorded a $778 million pre-tax loss on December 31, 2015 as we reduced the value of our cost method investment in Venezuela and all Venezuelan receivables held by our other subsidiaries to realizable fair value, resulting in full impairment. The recorded loss also included historical cumulative translation adjustments related to our Venezuelan operations that had previously been recorded in accumulated other comprehensive losses within equity.

As of the start of 2016, we no longer include net revenues, earnings or net assets of our Venezuelan subsidiaries within our consolidated financial statements in our reported GAAP results (we exclude Venezuela in our non-GAAP results for all historical periods presented). Under the cost method of accounting, earnings are only recognized to the extent cash is received and we have not received any distributed cash from our Venezuela operations in 2016. Given the current and ongoing difficult economic, regulatory and business environment in Venezuela, there continues to be significant uncertainty related to our operations in Venezuela, and we expect these conditions will continue for the foreseeable future. We monitor the extent of our ability to control our Venezuelan operations and the liquidity and availability of cash and U.S. dollars needed to operate in Venezuela, as our current situation in Venezuela may change over time and lead to consolidation at a future date. See Discussion and Analysis of Historical Results – Items Affecting Comparability of Financial Results below, and Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on our historical Venezuelan operating results, including the remeasurement losses and loss on deconsolidation.

Summary of Results

•	Net revenues decreased 12.5% to $25.9 billion in 2016 and decreased 13.5% to $29.6 billion in 2015. Net revenues in 2016 were significantly affected by the deconsolidation of our historical coffee business, unfavorable currency translation as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year, the deconsolidation of our historical Venezuelan operations and the year-over-year impact of the accounting calendar change in 2015.

•	Organic Net Revenue increased 1.3% to $27.1 billion in 2016 and increased 1.4% to $30.1 billion in 2015 after recasting prior years to exclude the historical Venezuela deconsolidated operating results and historical operating results from a small 2016 divestiture in the Latin America region. Organic Net Revenue also excludes the impact of our historical global coffee business which was deconsolidated in the JDE coffee business transactions in July 2015. Organic Net Revenue is a non-GAAP financial measure and is on a constant currency basis. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International decreased 76.4% to $1.05 in 2016 and increased 246.9% to $4.44 in 2015. The gain on the coffee business deconsolidation and other significant items affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the consolidated financial statements.

•	Adjusted EPS increased 19.8% to $1.94 in 2016 and decreased 6.4% to $1.62 in 2015 after recasting prior years to exclude the historical Venezuela deconsolidated operating results, historical operating results from a small 2016 divestiture in the Latin America region and historical mark-to-market impacts. On a constant currency basis, Adjusted EPS increased 24.1% to $2.01 in 2016 and increased 9.8% to $1.90 in 2015. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Outlook

We seek to achieve profitable, long-term growth and manage our business to attain this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. We use these non-GAAP financial metrics and related computations such as margins internally to evaluate and manage our business and to plan and make near- and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to our U.S. GAAP financial results. We believe providing investors with the same financial information that we use internally ensures that investors have the same data to make comparisons of our historical operating results, identify trends in our underlying operating results and gain additional insight and transparency on how we evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our GAAP results and we have provided reconciliations between our GAAP and non-GAAP financial measures in Non-GAAP Financial Measures which appears later in this section.

In addition to monitoring our key operating metrics, we monitor a number of developments or trends that could impact our revenue and profitability objectives.

Long-Term Demographics and Consumer Trends – Snack food consumption is highly correlated to GDP growth, urbanization of the population and rising discretionary income levels associated with a growing middle class, particularly in emerging markets. Over the long-term, we expect these trends to continue leading to growth in consumer behaviors such as migration to more frequent, smaller meals and snacks and greater use of convenience foods. In the near term, low GDP growth, economic recessionary pressures, weak consumer confidence, a strong U.S. dollar and changing consumer trends have slowed category and our net revenue growth. We recognize these factors and the changing consumer trends such as the increasing emphasis on well-being, time compression, growing income disparity, digital revolution and an evolving retail landscape, and we are investing in our well-being snacks portfolio, product and marketing innovation and new routes to market including e-commerce to position ourselves for future growth.

Demand – We monitor consumer spending and our market share within the food and beverage categories in which we sell our products. Growth in these global categories (excluding Venezuela) decreased from approximately 3.4% in 2015 to 2.4% in 2016. Over the long-term, we expect category growth to improve when the macroeconomic environment improves. We continue to make investments in our brand portfolio and build strong routes to market to address the needs of consumers in emerging and developed markets. In doing so, we anticipate driving demand in our categories and growing our position in these markets.

Volatility of Global Markets – Our growth strategy depends in part on our ability to expand our operations, particularly in emerging markets. Some of these markets have greater political and economic volatility, vulnerability to infrastructure and labor disruptions and sensitivity to world oil and energy prices, as we noted this past year in markets including Brazil, Russia, India, China, Ukraine, the Middle East and Nigeria. Volatility in these markets affects demand for and the costs of our products and requires frequent changes in how we operate our business. We expect continued volatility across our markets, particularly emerging markets. As such, we are focused on investing in our global Power Brands and routes to market while we protect our margins through the management of costs and pricing.

Competition – We operate in highly competitive markets that include global, regional and local competitors. Our advantaged geographic footprint, operating scale and portfolio of brands have all significantly contributed to building our market-leading positions across most of the product categories in which we sell. To grow and maintain our market positions, we focus on meeting consumer needs and preferences through new product innovations and product quality. We also continue to optimize our manufacturing and other operations and invest in our brands through ongoing research and development, advertising, marketing and consumer promotions.

Pricing – We adjust our product prices based on a number of variables including demand, the competitive environment and changes in our product input costs. Our net revenue growth and profitability may be affected as we adjust prices to address new conditions. In 2015 and 2016, we generally increased prices in response to higher commodity costs, currency and other market factors. In 2017, we anticipate that we will adjust our prices in response to changing market conditions. Price competition or delayed price increases by competitors or customers may continue to affect net revenues or market share in the near term as the market adjusts to the changes in input costs and other market conditions.

Operating Costs – Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax planning. We also continue to work on programs to expand our profitability and margins, such as our 2014-2018 Restructuring Program, which is designed to bring about significant reductions in our operating cost structure in both our supply chain and overhead costs. We also integrated our EEMEA business into our Europe and Asia Pacific segments effective October 1, 2016. We expect this change to have a favorable impact on our operating performance prospectively due to greater leverage of our European and AMEA regional businesses and resulting cost structure. We also began to re-negotiate collective bargaining agreements covering eight U.S. facilities that expired in February 2016. We continue to work toward reaching a new agreement and have plans to ensure business continuity during the re-negotiations.

Currency – As a global company with 75.6% of our net revenues generated outside the United States, we are exposed to changes in global economic conditions and currency movements. In the last three years, the U.S. dollar has generally strengthened relative to other currencies in which we operate, and several countries experienced significant declines in or devaluations of their currency. These currency movements had a significant negative effect on our reported results of operations. Our 2016 net revenues were $25.9 billion, down 12.5% from 2015, including a negative 4.6 percentage point impact from currency translation. Our 2015 net revenues were $29.6 billion, down 13.5% from 2014, including a negative 12.6 percentage point impact from currency translation (and a 12.0 percentage point impact excluding currency impacts related to Venezuela). Our 2014 net revenues were $34.2 billion, down 3.0% from 2013, including a negative 5.2 percentage point impact from currency translation (and a 3.9 percentage point impact excluding currency impacts related to Venezuela).

We have historically been exposed to currency devaluation risks impacting earnings particularly, but not only, in connection with our Venezuela operations that were deconsolidated at the close of the 2015 fiscal year. In the months following Brexit, there was significant volatility in the global stock markets and currency exchange rates, affecting the markets in which we conduct business. The value of the British pound sterling relative to the U.S. dollar declined significantly with further volatility in the exchange rate expected over the Brexit transition period. The devaluation of the British pound sterling negatively affected our translated results reported in U.S. dollars. To partially offset the translation of certain of our overseas operations, including the United Kingdom, we have net investment hedges in the form of local currency denominated debt. We generally do not hedge against currency translation and primarily seek to hedge against economic losses on cross-currency transactions. Due to limited markets for hedging currency transactions and other factors, we may not be able to effectively hedge all of our cross-currency transaction risks. The local economies, monetary policies and currency hedging availability can affect our ability to hedge against currency-related economic losses. While we work to mitigate our exposure to these currency risks, factors such as continued global and local market volatility, actions by foreign governments, political uncertainty, limited hedging opportunities and other factors could lead to further unfavorable currency impacts in the future. While we continue to monitor and work to safeguard our business, Brexit could adversely affect future demand for our products, our financial results and operations, and our relationships with customers, suppliers and employees in the short or long-term. We may not be able to fully offset the increased risks related to Brexit, which could impact profitability in the near-term or longer should these conditions continue. See Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela and United Kingdom, for related information.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use lower-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments, dividends and share repurchases. During 2016, we retired $6.2 billion of our long-term debt and related costs and issued lower-cost, long-term euro, Swiss franc and U.S. dollar-denominated debt. Our weighted-average interest rate on our total debt as of December 31, 2016 was 2.2%, down from 3.7% as of December 31, 2015 and down from 4.3% as of December 31, 2014. Refer to Note 7, Debt and Borrowing Arrangements, for additional debt activity in 2017.

Discussion and Analysis of Historical Results

Items Affecting Comparability of Financial Results

The following table includes significant income or (expense) items that affected the comparability of our pre-tax results of operations and our effective tax rates. Please refer to the notes to the consolidated financial statements indicated below for more information. Refer also to the Consolidated Results of Operations – Net Earnings and Earnings per Share Attributable to Mondelēz International table for the after-tax per share impacts of these items.

		For the Years Ended December 31,
	See Note	2016	2015	2014
		(in millions, except percentages)
JDE coffee business transactions:	Note 2
Gain on contribution		$–	$6,809	$–
Incremental costs for readying the businesses		–	(278)	(77)
Currency-related hedging net gains (1)		–	436	628
Gain on Keurig equity method investment exchange (2)		43	–	–
Venezuela:	Note 1
Historical operating income (3)		–	266	181
Remeasurement of net monetary assets:
Q1 2014: 6.30 to 10.70 bolivars to the U.S. dollar		–	–	(142)
SICAD I remeasurements through December 31, 2014		–	–	(25)
Q1 2015: 11.50 to 12.00 bolivars to the U.S. dollar		–	(11)	–
Loss on deconsolidation		–	(778)	–
2014-2018 Restructuring Program:	Note 6
Restructuring charges		(714)	(711)	(274)
Implementation charges		(372)	(291)	(107)
2012-2014 Restructuring Program:	Note 6
Restructuring charges		–	4	(360)
Implementation charges		–	–	(99)
Loss on debt extinguishment and related expenses	Note 7	(427)	(753)	(495)
Loss related to interest rate swaps	Note 7 & 8	(97)	(34)	–
Intangible asset impairment charges	Note 5	(137)	(71)	(57)
Divestitures, acquisitions and sales of property	Note 2
Gain on sale of trademarks		15	–	–
Gain on divestiture		9	13	–
Divestiture-related costs		(86)	–	–
Acquisition-related costs		(1)	(8)	(2)
Other acquisition integration costs		(7)	(9)	(4)
Gains on sales of property		46	–	7
Mark-to-market (losses) / gains from derivatives (4)	Note 16	(94)	56	(73)
Spin-Off Costs	Note 2	–	–	(35)
Effective tax rate	Note 14	8.9%	7.5%	13.8%

(1)	To lock in an expected U.S. dollar value of the cash to be received in euros upon closing of the JDE coffee business transactions, we entered into currency exchange forward contracts beginning in May 2014, when the transaction was announced. We recognized related currency hedging net gains of $436 million in 2015 and $628 million in 2014. See Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions and related hedging transactions.
(2)	The gain on equity method investment exchange is recorded outside of pre-tax operating results on the consolidated statement of earnings as it relates to our after-tax equity method investments.
(3)	Excludes the impact of remeasurement losses and 2014-2018 Restructuring Program charges that are shown separately.
(4)	Unrealized gains or losses on commodity and forecasted currency transaction derivatives. 2015 and 2014 amounts exclude coffee commodity and currency derivative impacts that are included within the coffee operating results throughout the following sections.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2016 with 2015 and 2015 with 2014.

2016 compared with 2015

	For the Years Ended December 31,
	2016	2015	$ change	% change
	(in millions, except per share data)

Net revenues	$25,923	$29,636	$(3,713)	(12.5)%

Operating income	2,569	8,897	(6,328)	(71.1)%

Earnings from continuing operations	1,669	7,291	(5,622)	(77.1)%

Net earnings attributable to Mondelēz International	1,659	7,267	(5,608)	(77.2)%

Diluted earnings per share attributable to Mondelēz International	1.05	4.44	(3.39)	(76.4)%

Net Revenues – Net revenues decreased $3,713 million (12.5%) to $25,923 million in 2016, and Organic Net Revenue (1) increased $360 million (1.3%) to $27,067 million. Power Brands net revenues decreased 11.8%, primarily due to the deconsolidation of our historical coffee business, unfavorable currency and the deconsolidation of our historical Venezuelan operations, and Power Brands Organic Net Revenue increased 2.8%. Emerging markets net revenues decreased 19.1%, primarily due to the deconsolidation of our historical Venezuelan operations, unfavorable currency and the deconsolidation of our historical coffee business, and emerging markets Organic Net Revenue increased 2.7%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

2016
Change in net revenues (by percentage point)
Total change in net revenues	(12.5)%
Add back the following items affecting comparability:
Historical coffee business (1)	5.6pp
Unfavorable currency	4.6pp
Historical Venezuelan operations (2)	3.7pp
Impact of accounting calendar change	0.2pp
Impact of divestitures	–
Impact of acquisitions	(0.3)pp

Total change in Organic Net Revenue (3)	1.3%

Higher net pricing	1.6pp
Unfavorable volume/mix	(0.3)pp

(1)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(2)	Includes the historical results of our Venezuelan subsidiaries (including Venezuela currency impacts) prior to the December 31, 2015 deconsolidation. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(3)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decline of 12.5% was driven by the impact of the deconsolidation of our historical coffee business, unfavorable currency, the deconsolidation of our historical Venezuelan operations and the year-over-year impact of the 2015 accounting calendar change, partially offset by our underlying Organic Net Revenue growth of 1.3% and the impact of acquisitions. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $1,627 million for 2016. Unfavorable currency impacts decreased net revenues by $1,244 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, British pound sterling, Mexican peso, Brazilian real, Chinese yuan and Russian ruble. The deconsolidation of our historical Venezuelan operations resulted in a year-over-year decrease in net revenues of $1,217 million for 2016. The North America segment accounting calendar change in 2015 resulted in a year-over-year decrease in net revenues of $76 million for 2016. Our underlying Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume / mix. Net pricing was up, which includes the benefit of carryover pricing from 2015 as well as the effects of input cost-driven pricing actions taken during 2016. Higher net pricing was reflected in Latin America and AMEA, partially offset by lower net pricing in Europe and North America. Unfavorable volume / mix was reflected in Latin America and AMEA, mostly offset by favorable volume / mix in Europe and North America. Unfavorable volume / mix in Latin America and AMEA was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines. The impact of acquisitions primarily includes the July 15, 2015 acquisition of a biscuit operation in Vietnam, which added $71 million of incremental net revenues for 2016, and the November 2, 2016 purchase of a license to manufacture, market and sell Cadbury-branded biscuits in additional key markets, which added $16 million of incremental net revenues for 2016.

Operating Income – Operating income decreased $6,328 million (71.1%) to $2,569 million in 2016, Adjusted Operating Income (1) increased $463 million (13.3%) to $3,953 million and Adjusted Operating Income on a constant currency basis (1) increased $639 million (18.3%) to $4,129 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)
Operating Income for the Year Ended December 31, 2015	$8,897
2012-2014 Restructuring Program costs (2)	(4)	(0.1)pp
2014-2018 Restructuring Program costs (2)	1,002	32.2pp
Operating income from Venezuelan subsidiaries (3)	(281)	(9.8)pp
Remeasurement of net monetary assets in Venezuela (3)	11	0.3pp
Loss on deconsolidation of Venezuela (3)	778	33.4pp
Costs associated with the JDE coffee business transactions (4)	278	13.3pp
Gain on the JDE coffee business transactions (4)	(6,809)	(94.1)pp
Reclassification of historical coffee business operating income (5)	(342)	(15.3)pp
Reclassification of equity method investment earnings (6)	(51)	(2.7)pp
Operating income from divestiture (7)	(8)	(0.4)pp
Gain on divestiture (7)	(13)	(0.4)pp
Intangible asset impairment charges (8)	71	2.1pp
Acquisition integration costs (9)	9	0.3pp
Acquisition-related costs (9)	8	0.3pp
Mark-to-market gains from derivatives (10)	(56)	(1.7)pp

Adjusted Operating Income (1) for the Year Ended December 31, 2015	$3,490
Higher net pricing	415	12.0pp
Higher input costs	(126)	(3.6)pp
Unfavorable volume/mix	(9)	(0.3)pp
Lower selling, general and administrative expenses	322	9.3pp
Gains on sales of property (9)	46	1.3pp
Higher VAT-related settlements	24	0.7pp
Impact from acquisitions (9)	4	0.1pp
Impact of accounting calendar change (11)	(36)	(1.2)pp
Other	(1)	–

Total change in Adjusted Operating Income (constant currency) (1)	639	18.3%
Unfavorable currency - translation	(176)	(5.0)pp

Total change in Adjusted Operating Income (1)	463	13.3%

Adjusted Operating Income (1) for the Year Ended December 31, 2016	$3,953
2014-2018 Restructuring Program costs (2)	(1,086)	(33.3)pp
Divestiture-related costs (12)	(86)	(2.5)pp
Operating income from divestiture (7)	2	0.1pp
Gain on divestiture (7)	9	0.3pp
Gain on sale of intangible assets (9)	15	0.4pp
Intangible asset impairment charges (8)	(137)	(3.8)pp
Acquisition integration costs (9)	(7)	(0.2)pp
Acquisition-related costs (9)	(1)	(0.1)pp
Mark-to-market losses from derivatives (10)	(94)	(2.7)pp
Other / rounding	1	–

Operating Income for the Year Ended December 31, 2016	$2,569	(71.1)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, Restructuring Programs, for information on our 2014-2018 Restructuring Program and 2012-2014 Restructuring Program.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions.
(5)	Includes our historical global coffee business prior to the July 2, 2015 deconsolidation. We reclassified the results of our historical coffee business from Adjusted Operating Income and included them with equity method investment earnings in Adjusted EPS to facilitate comparisons of past and future coffee operating results. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.

(6)	Historically, we recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of Ajinomoto General Foods (“AGF”) and the December 1, 2016 sale of a confectionery business in Costa Rica. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in 2015. The sale of the confectionery business in Costa Rica generated a pre-tax and after-tax gain of $9 million in 2016.
(8)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 and 2015 related to trademarks.
(9)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 purchase of a license to manufacture, market and sell Cadbury-branded biscuits in additional key markets, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(10)	Refer to Note 8, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized gains and losses on commodity and forecasted currency transaction derivatives.
(11)	Refer to Note 1, Summary of Significant Accounting Policies – Accounting Calendar Change, for more information on the accounting calendar change in 2015.
(12)	Includes costs incurred and accrued related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

During 2016, we realized higher net pricing while input costs increased modestly. Higher net pricing, which included the carryover impact of pricing actions taken in 2015, was reflected in Latin America and AMEA, partially offset by lower net pricing in Europe and North America. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, which were partially offset by lower manufacturing costs due to productivity. Unfavorable volume / mix was driven by Latin America and AMEA, which was mostly offset by favorable volume / mix in Europe and North America.

Total selling, general and administrative expenses decreased $1,037 million from 2015, due to a number of factors noted in the table above, including in part, the deconsolidation of our historical coffee business, a favorable currency impact, lower costs associated with the JDE coffee business transactions, the deconsolidation of our Venezuelan operations, gains on the sales of property, VAT-related settlements and the absence of devaluation charges related to our net monetary assets in Venezuela in 2016. The decreases were partially offset by increases from divestiture-related costs associated with the planned sale of a confectionery business in France, the reclassification of equity method investment earnings, higher implementation costs incurred for the 2014-2018 Restructuring Program and the impact of acquisitions.

Excluding the factors noted above, selling, general and administrative expenses decreased $322 million from 2015. The decrease was driven primarily by lower overhead costs due to continued cost reduction efforts.

We recorded a benefit of $54 million in 2016 from VAT-related settlements in Latin America as compared to $30 million in 2015. Unfavorable currency impacts decreased operating income by $176 million due primarily to the strength of the U.S. dollar relative to most currencies, including the British pound sterling, Argentinean peso and Mexican peso.

Excluding the portion related to deconsolidating our historical coffee business, the change in mark-to-market gains / (losses) from derivatives decreased operating income by $150 million in 2016. In 2016, the net unrealized losses on commodity and forecasted currency transaction derivatives were $94 million, as compared to net unrealized gains of $56 million ($96 million including coffee related activity) in 2015.

Operating income margin decreased from 30.0% in 2015, to 9.9% in 2016. The decrease in operating income margin was driven primarily by last year’s pre-tax gain on the JDE coffee business transactions, the deconsolidation of our historical coffee business, the deconsolidation of our Venezuelan operations, the unfavorable year-over-year change in mark-to-market gains / losses from derivatives, higher costs incurred for the 2014-2018 Restructuring Program, divestiture-related costs associated with the planned sale of a confectionery business in France, higher intangible asset impairment charges and the reclassification of equity method earnings. The items that decreased our operating income margin were partially offset by the prior-year loss on the Venezuela deconsolidation, an increase in our Adjusted Operating Income margin and the absence of costs associated with the JDE coffee business transactions. Adjusted Operating Income margin increased from 13.0% in 2015 to 15.3% in 2016. The increase in Adjusted Operating Income margin was driven primarily by lower overheads from cost reduction programs, improved gross margin reflecting productivity efforts, gains on sales of property and VAT-related settlements.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,659 million decreased by $5,608 million (77.2%) in 2016. Diluted EPS attributable to Mondelēz International was $1.05 in 2016, down $3.39 (76.4%) from 2015. Adjusted EPS (1) was $1.94 in 2016, up $0.32 (19.8%) from 2015. Adjusted EPS on a constant currency basis (1) was $2.01 in 2016, up $0.39 (24.1%) from 2015.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2015	$4.44
2012-2014 Restructuring Program costs (2)	–
2014-2018 Restructuring Program costs (2)	0.45
Net earnings from Venezuelan subsidiaries (3)	(0.10)
Remeasurement of net monetary assets in Venezuela (3)	0.01
Loss on deconsolidation of Venezuela (3)	0.48
(Income) / costs associated with the JDE coffee business transactions (4)	(0.01)
Gain on the JDE coffee business transactions (4)	(4.05)
Net earnings from divestiture (5)	0.02
Loss on divestiture (5)	0.01
Intangible asset impairment charges (6)	0.03
Acquisition integration costs (7)	–
Acquisition-related costs (7)	–
Mark-to-market gains from derivatives (8)	(0.03)
Loss on debt extinguishment and related expenses (9)	0.29
Loss related to interest rate swaps (10)	0.01
Equity method investee acquisition-related and other adjustments (11)	0.07

Adjusted EPS (1) for the Year Ended December 31, 2015	$1.62
Increase in operations	0.27
Decrease in operations from historical coffee business, net of increase in equity method investment net earnings (12)	(0.05)
Gains on sales of property (7)	0.02
VAT-related settlements	0.03
Impact of acquisitions (7)	–
Impact of accounting calendar change (13)	(0.01)
Lower interest and other expense, net (14)	–
Changes in shares outstanding (15)	0.08
Changes in income taxes (16)	0.05

Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2016	$2.01
Unfavorable currency - translation	(0.07)

Adjusted EPS (1) for the Year Ended December 31, 2016	$1.94
2014-2018 Restructuring Program costs (2)	(0.51)
Divestiture-related costs (17)	(0.05)
Net earnings from divestiture (5)	–
Gain on divestiture (5)	–
Gain on sale of intangible asset (7)	0.01
Intangible asset impairment charges (11)	(0.06)
Acquisition integration costs (7)	(0.01)
Acquisition-related costs (7)	–
Mark-to-market losses from derivatives (8)	(0.05)
Loss related to interest rate swaps (10)	(0.04)
Loss on debt extinguishment and related expenses (9)	(0.17)
Gain on equity method investment exchange (7)	0.03
Equity method investee acquisition-related and other adjustments (11)	(0.04)

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2016	$1.05

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.

(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions. Net gains of $436 million in the first nine months of 2015 on the currency hedges related to the JDE coffee business transactions were recorded in interest and other expense, net and are included in the (income) / costs associated with the JDE coffee business transactions of $(0.01) in the table above.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF and the December 1, 2016 sale of a confectionery business in Costa Rica. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in 2015. The sale of the confectionery business in Costa Rica generated a pre-tax and after-tax gain of $9 million in 2016.
(6)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016 and 2015 related to trademarks.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 purchase of a license to manufacture, market and sell Cadbury-branded biscuits in additional key markets, 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(8)	Refer to Note 8, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized gains and losses on commodity and forecasted currency transaction derivatives.
(9)	Refer to Note 7, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offers.
(10)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the three months ended March 31, 2016 and 2015 due to changes in financing and hedging plans.
(11)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.
(12)	Includes our historical global coffee business prior to the July 2, 2015 deconsolidation. We reclassified the results of our historical coffee business from Adjusted Operating Income and included them with equity method investment earnings in Adjusted EPS to facilitate comparisons of past and future coffee operating results. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(13)	Refer to Note 1, Summary of Significant Accounting Policies, for more information on the accounting calendar change in 2015.
(14)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(15)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs, Note 11, Capital Stock, for more information on our share repurchase program and Note 15, Earnings Per Share, for earnings per share weighted-average share information.
(16)	Refer to Note 14, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(17)	Includes costs incurred and accrued related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.

2015 compared with 2014

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions, except per share data)

Net revenues	$29,636	$34,244	$(4,608)	(13.5)%

Operating income	8,897	3,242	5,655	174.4%

Earnings from continuing operations	7,291	2,201	5,090	231.3%

Net earnings attributable to Mondelēz International	7,267	2,184	5,083	232.7%

Diluted earnings per share attributable to Mondelēz International	4.44	1.28	3.16	246.9%

Net Revenues – Net revenues decreased $4,608 million (13.5%) to $29,636 million in 2015, and Organic Net Revenue (1) increased $407 million (1.4%) to $30,105 million. Power Brands net revenues decreased 12.6%, primarily due to unfavorable currency and the deconsolidation of our historical coffee business, and Power Brands Organic Net Revenue increased 3.3%. Emerging markets net revenues decreased 10.6%, primarily due to unfavorable currency and the deconsolidation of our historical coffee business, and emerging markets Organic Net Revenue increased 4.8%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

2015
Change in net revenues (by percentage point)
Total change in net revenues	(13.5)%
Add back of the following items affecting comparability:
Unfavorable currency	12.0pp
Historical coffee business (1)	5.3pp
Historical Venezuelan operations (2)	(1.6)pp
Impact of acquisitions	(0.6)pp
Impact of accounting calendar change	(0.2)pp

Total change in Organic Net Revenue (3)	1.4%

Higher net pricing	3.9pp
Unfavorable volume/mix	(2.5)pp

(1)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(2)	Includes the historical results of our Venezuelan subsidiaries (including Venezuela currency impacts) prior to the December 31, 2015 deconsolidation. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(3)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decline of 13.5% was driven by unfavorable currency and the impact of the deconsolidation of our historical coffee business, partially offset by the historical results of our Venezuelan operations, our underlying Organic Net Revenue growth of 1.4%, the impact of acquisitions and the impact of an accounting calendar change. Unfavorable currency impacts decreased net revenues by $3,565 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Brazilian real, Russian ruble, Australian dollar and British pound sterling. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $2,149 million for 2015. The historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation contributed a year-over year increase in net revenues of $457 million for 2015. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume / mix. Net pricing was up as we realized the effects of input cost-driven pricing actions taken during the year. Higher net pricing was reflected across all segments. Unfavorable volume / mix was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume / mix was reflected in all segments except North America. The July 2015 acquisition of a biscuit operation in Vietnam added $128 million in incremental net revenues (constant currency basis) for the year. The February 2015 acquisition of the Enjoy Life Foods snack food business in North America added $37 million in incremental net revenues for the year. The North America segment accounting calendar change resulted in a year-over-year increase in net revenues of $78 million for the year.

Operating Income – Operating income increased $5,655 million (174.4%) to $8,897 million in 2015, Adjusted Operating Income (1) decreased $65 million (1.8%) to $3,490 million and Adjusted Operating Income on a constant currency basis (1) increased $388 million (10.9%) to $3,943 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)
Operating Income for the Year Ended December 31, 2014	$3,242
Spin-Off Costs (2)	35	1.3pp
2012-2014 Restructuring Program costs (3)	459	14.5pp
2014-2018 Restructuring Program costs (3)	381	15.2pp
Operating income from Venezuelan subsidiaries (4)	(175)	(5.0)pp
Remeasurement of net monetary assets in Venezuela (4)	167	7.1pp
Costs associated with the coffee business transactions (5)	77	3.1pp
Reclassification of historical coffee business operating income (6)	(646)	(22.3)pp
Reclassification of equity method investment earnings (7)	(104)	(4.2)pp
Operating income from divestiture (8)	(9)	(0.3)pp
Intangible asset impairment charges (9)	57	2.1pp
Integration Program and other acquisition integration costs (10)	(4)	(0.1)pp
Acquisition-related costs (11)	2	0.1pp
Mark-to-market losses on derivatives (12)	73	2.8pp

Adjusted Operating Income (1) for the Year Ended December 31, 2014	$3,555
Higher net pricing	1,146	32.2pp
Higher input costs	(186)	(5.2)pp
Unfavorable volume/mix	(248)	(7.0)pp
Higher selling, general and administrative expenses	(321)	(9.0)pp
Impact of accounting calendar change (4)	37	1.1pp
Impact from acquisitions (8)	20	0.5pp
Lower VAT-related settlements	(54)	(1.5)pp
Gain on sale of property in 2014	(7)	(0.2)pp
Other, net	1	–

Total change in Adjusted Operating Income (constant currency) (1)	388	10.9%
Unfavorable currency - translation	(453)	(12.7)pp

Total change in Adjusted Operating Income (1)	(65)	(1.8)%

Adjusted Operating Income (1) for the Year Ended December 31, 2015	$3,490
2012-2014 Restructuring Program costs (3)	4	0.1pp
2014-2018 Restructuring Program costs (3)	(1,002)	(37.3)pp
Operating income from Venezuelan subsidiaries (4)	281	9.1pp
Remeasurement of net monetary assets in Venezuela (4)	(11)	(0.3)pp
Loss on deconsolidation of Venezuela (4)	(778)	(24.0)pp
Costs associated with the coffee business transactions (5)	(278)	(11.7)pp
Gain on the coffee business transactions (5)	6,809	210.0pp
Reclassification of historical coffee business operating income (6)	342	14.1pp
Reclassification of equity method investment earnings (7)	51	2.2pp
Operating income from divestiture (8)	8	0.3pp
Gain on divestiture (8)	13	0.4pp
Intangible asset impairment charges (9)	(71)	(2.3)pp
Acquisition integration costs (10)	(9)	(0.3)pp
Acquisition-related costs (11)	(8)	(0.3)pp
Mark-to-market gains on derivatives (12)	56	1.9pp

Operating Income for the Year Ended December 31, 2015	$8,897	174.4%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on Spin-Off Costs incurred in 2014 following the 2012 Kraft Foods Group divestiture.
(3)	Refer to Note 6, Restructuring Programs, for information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 1, Summary of Significant Accounting Policies, for more information on the loss on deconsolidation of Venezuela in 2015, remeasurements of net monetary assets in Venezuela in 2015 and 2014 and the accounting calendar change in 2015.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions.

(6)	Includes our historical global coffee business prior to the July 2, 2015 divestiture. We reclassified the results of our historical coffee business from Adjusted Operating Income and included them with equity method investment earnings in Adjusted EPS to facilitate comparisons of past and future coffee operating results. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(7)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(8)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF and the December 1, 2016 sale of a confectionery business in Costa Rica. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in 2015. The sale of the confectionery business in Costa Rica generated a pre-tax and after-tax gain of $9 million in 2016.
(9)	Refer to Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2015 and 2014 related to trademarks.
(10)	Refer to Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2015 for more information on our integration costs in 2015 and 2014.
(11)	Refer to Note 2, Divestitures and Acquisitions, for more information on the acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.
(12)	Refer to Note 8, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized gains and losses on commodity and forecasted currency transaction derivatives.

During 2015, higher net pricing outpaced increased input costs. Higher net pricing, due to input-cost driven pricing actions taken during the year, was reflected across all segments. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume / mix was reflected across all segments.

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

Excluding the factors noted above, selling, general and administrative expenses increased $321 million from 2014. The increase was driven primarily by higher advertising and consumer promotions support, particularly behind our Power Brands.

We recorded a benefit of $30 million in 2015 from VAT-related settlements in Latin America as compared to $84 million in 2014. Unfavorable currency impacts decreased operating income by $453 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, Brazilian real, British pound sterling, Australian dollar and Russian ruble.

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

Operating income margin increased from 9.5% in 2014 to 30.0% in 2015. The increase in operating income margin was driven primarily by the pre-tax gain on the coffee business transactions, an increase in our Adjusted Operating Income margin, the absence of 2012-2014 Restructuring Program costs, the favorable year-over-year change in mark-to-market gains / losses from derivatives and lower devaluation charges related to our net monetary assets in Venezuela. The items that increased operating income margin were partially offset by the loss on deconsolidation of Venezuela, higher costs incurred for the 2014-2018 Restructuring Program and costs associated with the coffee business transactions. Adjusted Operating Income margin increased from 12.0% in 2014 to 13.0% in 2015. The increase in Adjusted Operating Income margin was driven primarily by improved gross margin, reflecting productivity efforts, and improved overhead leverage from cost reduction programs, partially offset by increased advertising and consumer promotions support.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $7,267 million increased by $5,083 million (232.7%) in 2015. Diluted EPS attributable to Mondelēz International was $4.44 in 2015, up $3.16 (246.9%) from 2014. Adjusted EPS (1) was $1.62 in 2015, down $0.11 (6.4%) from 2014. Adjusted EPS on a constant currency basis (1) was $1.90 in 2015, up $0.17 (9.8%) from 2014.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2014	$1.28
Spin-Off Costs (2)	0.01
2012-2014 Restructuring Program costs (3)	0.21
2014-2018 Restructuring Program costs (3)	0.16
Net earnings from Venezuelan subsidiaries (4)	(0.05)
Remeasurement of net monetary assets in Venezuela (4)	0.09
(Income) / costs associated with the coffee business transactions (5)	(0.19)
Net earnings from divestiture (6)	(0.01)
Intangible asset impairment charges (7)	0.02
Integration Program and other acquisition integration costs (8)	–
Acquisition-related costs (9)	–
Mark-to-market losses from derivatives (10)	0.03
Loss on debt extinguishment and related expenses (11)	0.18

Adjusted EPS (1) for the Year Ended December 31, 2014	$1.73
Increase in operations	0.18
Decrease in operations from historical coffee business, net of increase in equity method investment net earnings (12)	(0.08)
Impact of accounting calendar change (4)	0.01
Impact of acquisitions (10)	0.01
Lower VAT-related settlements	(0.03)
Gain on sale of property in 2014	–
Lower interest and other expense, net (13)	0.06
Changes in shares outstanding (14)	0.07
Changes in income taxes (15)	(0.05)

Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2015	$1.90
Unfavorable currency - translation	(0.28)

Adjusted EPS (1) for the Year Ended December 31, 2015	$1.62
2012-2014 Restructuring Program costs (3)	–
2014-2018 Restructuring Program costs (3)	(0.45)
Net earnings from Venezuelan subsidiaries (4)	0.10
Remeasurement of net monetary assets in Venezuela (4)	(0.01)
Loss on deconsolidation of Venezuela (4)	(0.48)
Income / (costs) associated with the coffee business transactions (5)	0.01
Gain on the coffee business transactions (5)	4.05
Net earnings from divestiture (6)	(0.02)
Loss on divestiture (6)	(0.01)
Intangible asset impairment charges (7)	(0.03)
Acquisition integration costs (8)	–
Acquisition-related costs (9)	–
Mark-to-market gains from derivatives (10)	0.03
Loss on debt extinguishment and related expenses (11)	(0.29)
Loss related to interest rate swaps (16)	(0.01)
Equity method investee acquisition-related and other adjustments (17)	(0.07)

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2015	$4.44

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on Spin-Off Costs incurred in 2014 following the 2012 Kraft Foods Group divestiture.

(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 1, Summary of Significant Accounting Policies, for more information on the loss on deconsolidation of Venezuela in 2015, remeasurements of net monetary assets in Venezuela in 2015 and 2014 and the accounting calendar change in 2015.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions. Net gains of $436 million in 2015 and $628 million in 2014 on the currency hedges related to the coffee business transactions were recorded in interest and other expense, net and are included in the income / (costs) associated with the coffee business transactions of $0.01 in 2015 and $(0.19) in 2014 above.
(6)	Includes the divestiture of AGF that closed on April 23, 2015 and the December 1, 2016 sale of a confectionery business in Costa Rica and does not include the deconsolidation of our coffee businesses. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in 2015. The sale of the confectionery business in Costa Rica generated a pre-tax and after-tax gain of $9 million in 2016. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(7)	Refer to Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2015 and 2014 related to trademarks.
(8)	Refer to Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2015 for more information on our integration costs in 2015 and 2014.
(9)	Refer to Note 2, Divestitures and Acquisitions, for more information on the acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.
(10)	Refer to Note 8, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized gains and losses on commodity and forecasted currency transaction derivatives.
(11)	Refer to Note 7, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offers.
(12)	Includes our historical global coffee business prior to the July 2, 2015 deconsolidation. We reclassified the results of our historical coffee business from Adjusted Operating Income and included them with equity method investment earnings in Adjusted EPS to facilitate comparisons of past and future coffee operating results. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(13)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(14)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings Per Share, for earnings per share weighted-average share information.
(15)	Refer to Note 14, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(16)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the three months ended March 31, 2015 due to a change in financing and hedging plans.
(17)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE equity method investee.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four reportable operating segments:

•	Latin America
•	AMEA
•	Europe
•	North America

On October 1, 2016, we integrated our EEMEA operating segment into our Europe and Asia Pacific operating segments to further leverage and optimize the operating scale built within the Europe and Asia Pacific regions. Russia, Ukraine, Turkey, Belarus, Georgia and Kazakhstan were combined within our Europe operating segment, while the remaining Middle East and African countries were combined within our Asia Pacific region to form a new AMEA regional operating segment. We have reflected the segment change as if it had occurred in all periods presented.

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

Historically, we have recorded income from equity method investments within our operating income as these investments were part of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in equity method investment earnings outside of segment operating income. For the six months ended December 31, 2015, after-tax equity method investment net earnings were less than $1 million on a combined basis. Earnings from equity method investments through July 2, 2015 recorded within segment operating income were $52 million in AMEA and $4 million in North America. For the year ended December 31, 2014 these earnings were $104 million in AMEA and $9 million in North America. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, and Note 2, Divestitures and Acquisitions, for additional information.

In 2015, we also began to report stock-based compensation for our corporate employees within general corporate expenses that were reported within our North America region. We reclassified $32 million of corporate stock-based compensation expense in 2015 from the North America segment to general corporate expenses.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. See Note 16, Segment Reporting, for additional information on our segments and Items Affecting Comparability of Financial Results earlier in this section for items affecting our segment operating results.

Our segment net revenues and earnings, revised to reflect our new segment structure in all periods, were:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Net revenues:
Latin America (1)	$3,392	$4,988	$5,153
AMEA (2)	5,816	6,002	6,367
Europe (2)	9,755	11,672	15,788
North America	6,960	6,974	6,936

Net revenues	$25,923	$29,636	$34,244

(1)	Net revenues of $1,217 million for 2015 and $760 million for 2014 from our Venezuelan subsidiaries are included in our consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our consolidated financial statements. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe and AMEA segments. Net revenues of our global coffee business were $1,561 million in Europe and $66 million in AMEA for the year ended December 31, 2015. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Earnings before income taxes:
Operating income:
Latin America	$271	$485	$475
AMEA	506	389	530
Europe	1,267	1,350	1,952
North America	1,078	1,105	922
Unrealized (losses) / gains on hedging activities (mark-to-market impacts)	(94)	96	(112)
General corporate expenses	(291)	(383)	(317)
Amortization of intangibles	(176)	(181)	(206)
Gains on divestitures and JDE coffee business transactions	9	6,822	–
Loss on deconsolidation of Venezuela	–	(778)	–
Acquisition-related costs	(1)	(8)	(2)

Operating income	2,569	8,897	3,242
Interest and other expense, net	(1,115)	(1,013)	(688)

Earnings before income taxes	$1,454	$7,884	$2,554

Latin America

	For the Years Ended December 31,
	2016	2015	$ change	% change
	(in millions)

Net revenues	$3,392	$4,988	$(1,596)	(32.0)%
Segment operating income	271	485	(214)	(44.1)%

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions)

Net revenues	$4,988	$5,153	$(165)	(3.2)%
Segment operating income	485	475	10	2.1%

2016 compared with 2015:

Net revenues decreased $1,596 million (32.0%), due to the deconsolidation of our Venezuelan operations (21.9 pp), unfavorable currency (14.8 pp), unfavorable volume / mix (5.3 pp) and the impact of a divestiture (0.1 pp), partially offset by higher net pricing (10.1 pp). The deconsolidation of our Venezuelan operations resulted in a year-over-year decrease in net revenues of $1,217 million. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Argentinean peso and Mexican peso. Unfavorable volume / mix, which primarily occurred in Brazil and Argentina, was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume / mix was driven by declines in all categories except for cheese & grocery. Higher net pricing was reflected across all categories driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $214 million (44.1%), primarily due to higher raw material costs, the deconsolidation of our Venezuelan operations, unfavorable volume / mix and unfavorable currency. These unfavorable items were partially offset by higher net pricing, lower other selling, general and administrative expenses (including higher year-over year VAT-related settlements), lower manufacturing costs, lower advertising and consumer promotion costs, lower costs incurred for the 2014-2018 Restructuring Program and the absence of remeasurement losses in 2016 related to our net monetary assets in Venezuela.

2015 compared with 2014:

Net revenues decreased $165 million (3.2%), due to unfavorable currency (21.0 pp), unfavorable volume / mix (5.1 pp) and the adjustment for deconsolidating our historical coffee business (0.1 pp), partially offset by higher net pricing (12.0 pp) and the favorable historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation (11.0 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Brazilian real, Mexican peso and Argentinean peso. Unfavorable volume / mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume / mix was driven by declines in chocolate, refreshment beverages and cheese & grocery, partially offset by gains in biscuits, gum & candy. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $5 million. Higher net pricing was reflected across all categories. Both the unfavorable volume / mix and higher net pricing were driven primarily by Brazil and Argentina.

Segment operating income increased $10 million (2.1%), primarily due to higher net pricing, higher remeasurement losses in 2014 related to our net monetary assets in Venezuela, the favorable historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation, lower manufacturing costs and the absence of 2012-2014 Restructuring Program costs. These favorable items were partially offset by higher raw material costs, unfavorable currency, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses (including lower year-over-year VAT-related settlements), unfavorable volume / mix, higher costs incurred for the 2014-2018 Restructuring Program and an intangible asset impairment charge in 2015 related to a biscuit trademark.

AMEA

	For the Years Ended December 31,
	2016	2015	$ change	% change
	(in millions)

Net revenues	$5,816	$6,002	$(186)	(3.1)%
Segment operating income	506	389	117	30.1%

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions)

Net revenues	$6,002	$6,367	$(365)	(5.7)%
Segment operating income	389	530	(141)	(26.6)%

2016 compared with 2015:

Net revenues decreased $186 million (3.1%), due to unfavorable currency (3.7 pp), the adjustment for deconsolidating our historical coffee business (1.1 pp) and unfavorable volume / mix (1.0 pp), partially offset by higher net pricing (1.5 pp) and the impact of an acquisition (1.2 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Chinese yuan, Indian rupee, South African rand, Egyptian pound, Nigerian naira, Australian dollar and Philippine peso, partially offset by the strength of the Japanese yen relative to the U.S. dollar. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $66 million. Unfavorable volume / mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by declines in candy, cheese & grocery, refreshment beverages and chocolate, partially offset by gains in biscuits and gum. Higher net pricing was driven by chocolate, candy, biscuits and refreshment beverages, partially offset by lower net pricing in cheese & grocery and gum. The acquisition of a biscuit operation in Vietnam in July 2015 added net revenues of $71 million (constant currency basis).

Segment operating income increased $117 million (30.1%), primarily due to lower manufacturing costs, higher net pricing, lower other selling, general and administrative expenses, lower costs incurred for the 2014-2018 Restructuring Program, the absence of costs associated with the coffee business transactions, the impact of the Vietnam acquisition and lower advertising and consumer promotion costs. These favorable items were partially offset by higher raw material costs, the reclassification of equity method investment earnings, unfavorable volume / mix, unfavorable currency, the deconsolidation of our historical coffee business, and the impact of divestitures.

2015 compared with 2014:

Net revenues decreased $365 million (5.7%), due to unfavorable currency (8.8 pp), unfavorable volume / mix (2.5 pp) and the adjustment for deconsolidating our historical coffee business (0.6 pp), partially offset by higher net pricing (4.2 pp) and the impact of an acquisition (2.0 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, South African rand, Indian rupee, Japanese yen, Nigerian naira, Chinese yuan and Egyptian pound. Unfavorable volume / mix was due largely to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume / mix was driven by declines in all categories except biscuits and gum. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $49 million. Higher net pricing was reflected across all categories. The acquisition of a biscuit operation in Vietnam in July 2015 added net revenues of $128 million (constant currency basis).

Segment operating income decreased $141 million (26.6%), primarily due to higher raw material costs, higher costs incurred for the 2014-2018 Restructuring Program, higher advertising and consumer promotion costs, unfavorable currency, higher other selling, general and administrative expenses (including a phase-out of a local tax incentive program), the reclassification of equity method investment earnings, unfavorable volume / mix, the adjustment for deconsolidating our historical coffee business, costs associated with the coffee business transactions and higher other acquisition-related integration costs. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, the absence of 2012-2014 Restructuring Program costs, the impact of the Vietnam acquisition and lower intangible asset impairment charges (related to candy and biscuit trademarks in 2015 and a biscuit trademark in 2014).

Europe

	For the Years Ended December 31,
	2016	2015	$ change	% change
	(in millions)

Net revenues	$9,755	$11,672	$(1,917)	(16.4)%
Segment operating income	1,267	1,350	(83)	(6.1)%

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions)

Net revenues	$11,672	$15,788	$(4,116)	(26.1)%
Segment operating income	1,350	1,952	(602)	(30.8)%

2016 compared with 2015:

Net revenues decreased $1,917 million (16.4%), due to the adjustment for deconsolidating our historical coffee business (12.9 pp), unfavorable currency (4.3 pp) and lower net pricing (0.4 pp), partially offset by favorable volume / mix (1.1 pp) and the impact of an acquisition (0.1 pp). The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $1,561 million. Unfavorable currency impacts reflected the strength of the U.S. dollar against most currencies in the region, primarily the British pound sterling. Lower net pricing was reflected across most categories except gum and refreshment beverages. Favorable volume / mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by biscuits, chocolate and cheese & grocery, partially offset by declines in gum, refreshment beverages and candy. The purchase of the license to manufacture, market and sell Cadbury-branded biscuits in November 2016 added net revenues of $16 million (constant currency basis).

Segment operating income decreased $83 million (6.1%), primarily due to the deconsolidation of our historical coffee business, unfavorable currency, higher raw material costs, divestiture-related costs, higher costs incurred for the 2014-2018 Restructuring Program, lower net pricing and higher intangible asset impairment charges. These unfavorable items were partially offset by the absence of costs associated with the JDE coffee business transactions, lower manufacturing costs, lower other selling, general and administrative expenses and favorable volume / mix.

2015 compared with 2014:

Net revenues decreased $4,116 million (26.1%), due to unfavorable currency (16.2 pp), the adjustment for deconsolidating our historical coffee business (9.4 pp) and unfavorable volume / mix (3.3 pp), partially offset by higher net pricing (2.8 pp). Unfavorable currency impacts primarily reflected the strength of the U.S. dollar against most currencies in the region, including the euro and British pound sterling. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $2,095 million. Unfavorable volume / mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume / mix was driven by declines in chocolate, gum, refreshment beverages and cheese & grocery, partially offset by gains in biscuits. Higher net pricing was driven by chocolate, gum and candy, partially offset by lower net pricing in cheese & grocery and refreshment beverages.

Segment operating income decreased $602 million (30.8%), primarily due to the adjustment for deconsolidating our historical coffee business, unfavorable currency, higher raw material costs, higher costs incurred for the 2014-2018 Restructuring Program, costs associated with the coffee business transactions, unfavorable volume / mix, higher advertising and consumer promotion costs and higher intangible asset impairment charges related to a candy trademark. These unfavorable items were partially offset by higher net pricing, the lower manufacturing costs, absence of 2012-2014 Restructuring Program costs and lower other selling, general and administrative expenses (net of the unfavorable year-over-year impact from the 2014 gain on a sale of property in the United Kingdom).

North America

	For the Years Ended December 31,
	2016	2015	$ change	% change
	(in millions)

Net revenues	$6,960	$6,974	$(14)	(0.2)%
Segment operating income	1,078	1,105	(27)	(2.4)%

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions)

Net revenues	$6,974	$6,936	$38	0.5%
Segment operating income	1,105	922	183	19.8%

2016 compared with 2015:

Net revenues decreased $14 million (0.2%), due to the impact of an accounting calendar change made in the prior year (1.1 pp), unfavorable currency (0.3 pp) and lower net pricing (0.2 pp), partially offset by favorable volume/mix (1.4 pp). The prior-year change in North America’s accounting calendar resulted in a year-over-year decrease in net revenues of $76 million. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Lower net pricing was reflected in biscuits, partially offset by higher net pricing in chocolate, gum and candy. Favorable volume / mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate.

Segment operating income decreased $27 million (2.4%), primarily due to higher costs incurred for the 2014-2018 Restructuring Program, higher advertising and consumer promotion costs, intangible asset impairment charges, the year-over-year impact of the prior-year accounting calendar change, higher raw material costs and lower net pricing. These unfavorable items were mostly offset by lower other selling, general and administrative expenses (including the gain on sale of property), lower manufacturing costs, favorable volume/mix and the gain on the sale of an intangible asset.

2015 compared with 2014:

Net revenues increased $38 million (0.5%), due to an accounting calendar change (1.2 pp), an acquisition (0.5 pp), favorable volume / mix (0.5 pp) and higher net pricing (0.3 pp), partially offset by unfavorable currency (2.0 pp). The change in North America’s accounting calendar added net revenues of $78 million (constant currency basis). The acquisition of the Enjoy Life Foods snack food business in February 2015 added net revenues of $37 million. Favorable volume / mix was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate. Higher net pricing was reflected in gum and chocolate, partially offset by lower net pricing in biscuits and candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $183 million (19.8%), primarily due to the absence of 2012-2014 Restructuring Program costs, lower manufacturing costs, lower other selling, general and administrative expenses (including the reclassification of corporate stock-based compensation), the impact of an accounting calendar change, higher net pricing and lower raw material costs. These favorable items were partially offset by higher costs incurred for the 2014-2018 Restructuring Program, unfavorable currency, higher advertising and consumer promotion costs, unfavorable volume / mix and the reclassification of equity method investment earnings.

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

Goodwill and Non-Amortizable Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment on an annual basis on October 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. Quantitative impairment testing consists of a two-step evaluation. The first step compares a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 6.7% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 9.7%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would apply a second step to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is impaired and its carrying value is reduced to the implied fair value of the goodwill.

On October 1, 2016, we integrated our EEMEA operating segment into our Europe and Asia Pacific operating segments. As a result, EEMEA goodwill of $1.3 billion was reallocated to new reporting units based on the relative fair value of the EEMEA component businesses that moved to the Europe and Asia Pacific segments. Goodwill by segment as of December 31, 2016 reflects the results of the reallocation and the December 31, 2015 goodwill by segment information was recast to reflect the October 1, 2016 reallocation of goodwill.

On July 2, 2015, we deconsolidated our global coffee businesses from our Europe and AMEA segments. Goodwill was deconsolidated from the impacted reporting units based on relative fair values of the coffee and remaining businesses. Intangible assets contributed with the coffee business transactions were specifically identified. We deconsolidated total goodwill of $1,664 million and intangible assets of less than $1 million during the third quarter of 2015. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.

In 2016, 2015 and 2014, there were no impairments of goodwill. In connection with our 2016 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

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

During our 2016 annual testing of non-amortizable intangible assets, we recorded $98 million of impairment charges related to five trademarks. The impairments arose due to lower than expected product growth in part driven by decisions to redirect support from these trademarks to other regional and global brands, as well as slowdowns in local economies. We recorded charges related to biscuits, candy and gum trademarks of $41 million in AMEA, $32 million in North America, $22 million in Europe, and $3 million in Latin America. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We primarily use a relief of royalty valuation method, which utilizes estimates of future sales, growth rates, royalty rates and discount rates in determining a brand’s global fair value. During our 2016 intangible asset impairment review, we noted nine brands, including the five impaired trademarks, with $630 million of aggregate book value as of December 31, 2016 that each had a fair value in excess of book value of 10% or less. While these other four intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2015, we recorded a charge related to candy and biscuit trademarks of $44 million in our AMEA segment, $22 million in Europe and $5 million in Latin America. Additionally, in connection with the deconsolidation of our Venezuelan operations on December 31, 2015, we recorded $12 million of impairment charges within the loss on deconsolidation of Venezuela related to a biscuit trademark. In 2014, we recorded a $48 million charge related to a biscuit trademark in our AMEA segment and a $9 million charge related to a candy trademark in our Europe segment.

Refer to Note 5, Goodwill and Intangible Assets, for additional information.

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

Since pension and post-retirement liabilities are measured on a discounted basis, the discount rate significantly affects our plan obligations and expenses. The expected return on plan assets assumption affects our pension plan expenses, as many of our pension plans are partially funded. The assumptions for discount rates and expected rates of return and our process for setting these assumptions are described in Note 9, Benefit Plans, to the consolidated financial statements.

While we do not anticipate further changes in the 2017 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase / (decrease), on our annual benefit plan costs:

	As of December 31, 2016
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(14)	$16	$(63)	$67
Effect of change in expected rate of return on plan assets on pension costs	(7)	7	(39)	39
Effect of change in discount rate on postretirement health care costs	(4)	4	(1)	1

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

We believe our tax positions comply with applicable tax laws and that we have properly accounted for uncertain tax positions. We recognize tax benefits in our financial statements from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by tax authorities based on the technical merits of the position. The amount we recognize is measured as the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. We evaluate uncertain tax positions on an ongoing basis and adjust the amount recognized in light of changing facts and circumstances, such as the progress of a tax audit or expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of uncertain tax positions are reasonable. However, final determination of historical tax liabilities, either by settlement with tax authorities or due to expiration of statutes of limitations, could be materially different from estimates reflected on our consolidated balance sheet and historical income tax provisions. The outcome of these final determinations could have a material effect on our provision for income taxes, net earnings or cash flows in the period in which the determination is made.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, such as material changes in long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our provision for income taxes, net earnings or cash flows.

See Note 14, Income Taxes, for additional information on our effective tax rate, current and deferred taxes, valuation allowances and unrecognized tax benefits.

Contingencies:

See Note 12, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Guidance:

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Liquidity and Capital Resources

We believe that cash from operations, our $4.5 billion revolving credit facility and our authorized long-term financing will provide sufficient liquidity for our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program, international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Earnings outside of the United States are considered indefinitely reinvested and no material tax liability has been accrued as of December 31, 2016. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the United States.

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $2,838 million in 2016, $3,728 million in 2015 and $3,562 million in 2014. Cash flows from operating activities were lower in 2016 than 2015 due to higher contributions to our pension benefit plans in 2016 and higher working capital cash improvements in 2015 than in 2016. Cash flows from operating activities in all years were favorably impacted by working capital improvements, primarily due to continually decreasing our cash conversion cycle (a metric that measures working capital efficiency and utilizes days sales outstanding, days inventory on hand and days payables outstanding) to negative 28 days in 2016, negative 12 days in 2015 and positive 10 days in 2014. Cash flows from operating activities were favorable in 2015 relative to 2014 primarily due to higher relative working capital cash improvements than in 2014 and significant tax payments in 2014 related to the $2.6 billion Starbucks arbitration award we received in late 2013, partially offset by higher contributions to our pension benefit plans in 2015.

Net Cash Provided by / (Used in) Investing Activities:

Net cash used in investing activities was $1,029 million in 2016, net cash provided by investing activities was $2,649 million in 2015 and net cash used in investing activities was $1,642 million in 2014. The increase in net cash used in investing activities in 2016 relative to 2015 and the increase in net cash provided by investing activities in 2015 relative to 2014 primarily relate to $4.7 billion of proceeds, net of divested cash and transaction costs, from the contribution of our global coffee businesses, the divestiture of AGF and the cash receipt of $1.0 billion due to the settlement of currency exchange forward contracts related to our coffee business transactions in 2015. The increase in net cash used in investing activities in 2016 relative to 2015 is partially offset by lower capital expenditures in 2016 of $290 million. The increase in net cash provided by investing activities in 2015 relative to 2014 is also driven by lower capital expenditures in 2015 of $128 million, partially offset by the $611 million reduction of cash due to the Venezuela deconsolidation, $501 million of contributed JDE receivables and a $43 million cash payment to fund a capital increase in JDE and $527 million of payments to acquire a biscuit operation in Vietnam and the Enjoy Life Foods snack food business in 2015.

Capital expenditures were $1,224 million in 2016, $1,514 million in 2015 and $1,642 million in 2014. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2017 capital expenditures to be up to $1.2 billion, including capital expenditures in connection with our 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Used in Financing Activities:

Net cash used in financing activities was $1,862 million in 2016, $5,883 million in 2015 and $2,688 million in 2014. The decrease in net cash used in financing activities in 2016 relative to 2015 was primarily due to higher net short-term debt issuances and $1.0 billion of lower share repurchases following the exceptional year of share repurchases using proceeds from the global coffee business transactions in 2015. The increase in net cash used in financing activities in 2015 relative to 2014 was primarily due to higher repayments of long-term debt in 2015 (including the tender offers and euro notes maturities), $1.9 billion of higher share repurchases and higher net short-term debt repayments, partially offset by higher proceeds received from long-term note issuances.

Debt:

From time to time we refinance long-term and short-term debt. Refer to Note 7, Debt and Borrowing Arrangements, for details of our tender offers, debt issuances and maturities during 2016, 2015 and 2014. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 74.1 percent (or $19.2 billion) of the $25.9 billion of consolidated net revenue during fiscal year 2016 and represented approximately 81.7 percent (or $20.6 billion) of the $25.2 billion of net assets as of December 31, 2016.

On February 3, 2017, our Board of Directors approved a new $5 billion long-term financing authority to replace the prior authority.

In the next 12 months, we expect $1.4 billion of long-term debt will mature as follows: €750 million ($789 million as of December 31, 2016) in January 2017, fr.175 million Swiss franc notes ($172 million as of December 31, 2016) in March 2017 and $488 million in August 2017. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $17.2 billion at December 31, 2016 and $15.4 billion at December 31, 2015. Our debt-to-capitalization ratio was 0.41 at December 31, 2016 and 0.35 at December 31, 2015. At December 31, 2016, the weighted-average term of our outstanding long-term debt was 6.6 years. Our average daily commercial borrowings were $2.2 billion in 2016, $2.2 billion in 2015 and $1.9 billion in 2014. We had $2.4 billion of commercial paper borrowings outstanding at December 31, 2016 and none outstanding as of December 31, 2015, as commercial paper interest rates continued to be favorable in late 2016 and we had a bond maturity refinanced with commercial paper in December 2016. We expect to continue to use commercial paper borrowings to finance various short or long-term financing needs. We expect to continue to use commercial paper to finance various short and long-term financing needs and to comply with our long-term debt covenants. Refer to Note 7, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During 2016, the primary drivers of the increase in our aggregate commodity costs were higher currency-related costs on our commodity purchases and increased costs for packaging and other raw materials, partially offset by lower costs for nuts, dairy, energy, sugar, grains and oils and cocoa.

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

We expect price volatility and a slightly higher aggregate cost environment to continue in 2017. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no significant off-balance sheet arrangements other than the contractual obligations discussed below.

Guarantees:

As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2016, we had no material third-party guarantees recorded on our consolidated balance sheet.

In addition, at December 31, 2016, we were contingently liable for $758 million of guarantees related to our own performance. These include letters of credit, surety bonds and guarantees related to the payment of custom duties and taxes.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2016.

	Payments Due
	Total	2017	2018-19	2020-21	2022 and Thereafter
	(in millions)
Debt (1)	$14,732	$1,451	$3,792	$3,916	$5,573
Interest expense (2)	3,650	388	656	483	2,123
Capital leases	5	–	2	2	1
Operating leases (3)	921	241	318	205	157
Purchase obligations: (4)
Inventory and production costs	5,404	2,123	2,526	336	419
Other	713	628	75	9	1

	6,117	2,751	2,601	345	420
Other long-term liabilities (5)	409	21	137	102	149

Total	$25,834	$4,852	$7,506	$5,053	$8,423

(1)	Amounts include the expected cash payments of our debt excluding capital leases, which are presented separately in the table above. The amounts also exclude $69 million of net unamortized non-cash bond premiums and discounts and mark-to-market adjustments related to our interest rate swaps recorded in total debt.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro, British pound sterling and Swiss franc notes was forecasted using currency exchange rates as of December 31, 2016. An insignificant amount of interest expense was excluded from the table for a portion of our other non-U.S. debt obligations due to the complexities involved in forecasting expected interest payments.
(3)	Operating lease payments represent the minimum rental commitments under non-cancelable operating leases.
(4)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5)	Other long-term liabilities include estimated future benefit payments for our postretirement health care plans through December 31, 2026 of $195 million. We are unable to reliably estimate the timing of the payments beyond 2026; as such, they are excluded from the above table. There are also another $179 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2017, in the case of accrued pension costs) for these items. We currently expect to make approximately $468 million in contributions to our pension plans in 2017. As of December 31, 2016, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $899 million. We currently estimate payments of approximately $232 million related to these positions over the next 12 months.

Equity and Dividends

Stock Plans:

See Note 10, Stock Plans, to the consolidated financial statements for more information on our stock plans and grant activity during 2016, 2015 and 2014.

Share Repurchases:

See Note 11, Capital Stock, to the consolidated financial statements for more information on our share repurchase and accelerated share repurchase programs.

We intend to continue to use a portion of our cash for share repurchases. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. We repurchased $10.8 billion of shares ($2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013) through December 31, 2016. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $1,094 million in 2016, $1,008 million in 2015 and $964 million in 2014. On July 19, 2016, our Board of Directors approved a 12% increase in the quarterly dividend to $0.19 per common share or $0.76 per common share on an annual basis. On July 23, 2015, our Board of Directors approved a 13% increase at that time in the quarterly dividend to $0.17 per common share or $0.68 per common share on an annual basis. On August 5, 2014, our Audit Committee, with authorization from our Board of Directors, approved a 7% increase at that time in the quarterly dividend to $0.15 per common share or $0.60 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

For U.S. income tax purposes only, the Company has calculated that 100% of the distributions paid to its shareholders in January 2016 are characterized as a qualified dividend paid from U.S. earnings and profits. The distributions the Company paid to its shareholders in April, July and October are characterized as a return of capital to each shareholder, up to the extent of the shareholder’s tax basis. If a shareholder does not have sufficient tax basis, these distributions could result in taxable gains to the shareholder. Shareholders should consult their tax advisors for a full understanding of all of the tax consequences of the receipt of dividends, including distributions in excess of our U.S. earnings and profits.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate our business. We use non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the following categories: acquisition & divestiture activities, gains and losses on intangible asset sales and non-cash impairments, major program restructuring activities, constant currency and related adjustments, major program financing and hedging activities and other major items affecting comparability of operating results. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the GAAP and non-GAAP financial measures below, and we also discuss our underlying GAAP results throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Our primary non-GAAP financial measures are listed below and reflect how we evaluate our current and prior-year operating results. As new events or circumstances arise, these definitions could change. When our definitions change, we provide the updated definitions and present the related non-GAAP historical results on a comparable basis.

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (1), our historical global coffee business (2), our historical Venezuelan operations, accounting calendar changes and currency rate fluctuations (3). We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.
•	Our emerging markets include our Latin America region in its entirety; the AMEA region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Turkey, Kazakhstan, Belarus, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
•	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz, TUC / Club Social and belVita biscuits; Cadbury Dairy Milk, Milka and Lacta chocolate; Trident gum; Hall’s candy; and Tang powdered beverages.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of Spin-Off Costs (4); the 2012-2014 Restructuring Program (5); the 2014-2018 Restructuring Program (5); Venezuela remeasurement and deconsolidation losses and historical operating results; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (1) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (2) gain and net incremental costs; the operating results of divestitures (1); our historical global coffee business operating results (2); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); and equity method investment earnings historically reported within operating income (7). We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•	“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of Spin-Off Costs (4); the 2012-2014 Restructuring Program (5); the 2014-2018 Restructuring Program (5); Venezuela remeasurement and deconsolidation losses and historical operating results; losses on debt extinguishment and related expenses; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (1) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (2) gain, transaction hedging gains or losses and net incremental costs; gain on the equity method investment exchange; net earnings from divestitures (1); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); and gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ unusual or infrequent items (8), such as acquisition and divestiture-related costs and restructuring program costs. We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)	Divestitures include completed sales of businesses and exits of major product lines upon completion of a sale or licensing agreement.
(2)	In connection with the JDE coffee business transactions that closed on July 2, 2015, because we exchanged our coffee interests for similarly-sized coffee interests in JDE at the time of the transaction, we have deconsolidated and not included our historical global coffee business results within divestitures in our non-GAAP financial measures and in the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. We continue to have an ongoing interest in the coffee business and as such, we include the earnings of JDE, Keurig and our historical coffee business within continuing results of operations. Within Adjusted EPS, we included these earnings with equity method investment earnings and deconsolidated our historical coffee business results from Organic Net Revenue and Adjusted Operating Income to facilitate comparisons of past and future coffee operating results.
(3)	Constant currency operating results are calculated by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.
(4)	Refer to Note 2, Divestitures and Acquisitions – Spin-Off of Kraft Foods Group, to the consolidated financial statements for more information on Spin-Off Costs incurred in connection with the October 1, 2012 spin-off of the Kraft Foods Group grocery business.
(5)	Non-GAAP adjustments related to the 2014-2018 Restructuring Program and the 2012-2014 Restructuring Program reflect costs incurred that relate to the objectives of our program to transform our supply chain network and organizational structure. Costs that do not meet the program objectives are not reflected in the non-GAAP adjustments.
(6)	During the third quarter of 2016, we began to exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency transaction derivatives from our non-GAAP earnings measures until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we made this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We also discontinued designating commodity and forecasted currency transaction derivatives for hedge accounting treatment. To facilitate comparisons of our underlying operating results, we have recast all historical non-GAAP earnings measures to exclude the mark-to-market impacts.
(7)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income following the deconsolidation of our coffee business. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, for more information. In periods prior to July 2, 2015, we have reclassified the equity method earnings from our Adjusted Operating Income to after-tax equity method investment earnings within Adjusted EPS to be consistent with the deconsolidation of our coffee business results on July 2, 2015 and in order to evaluate our operating results on a consistent basis.
(8)	We have excluded our proportionate share of our equity method investees’ unusual or infrequent items in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and unusual or infrequent items with them each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ unusual and infrequent items.

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

Organic Net Revenue:

Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, our historical Venezuelan operations, the adjustment for deconsolidating our historical coffee business, an accounting calendar change, acquisitions and divestiture. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and Power Brands, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$9,370	$16,553	$25,923	$11,585	$18,051	$29,636
Impact of currency	896	348	1,244	–	–	–
Historical Venezuelan operations (1)	–	–	–	(1,217)	–	(1,217)
Historical coffee business (2)	–	–	–	(442)	(1,185)	(1,627)
Impact of accounting calendar change	–	–	–	–	(76)	(76)
Impact of acquisitions	(71)	(21)	(92)	–	–	–
Impact of divestiture	(8)	–	(8)	(9)	–	(9)

Organic Net Revenue	$10,187	$16,880	$27,067	$9,917	$16,790	$26,707

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015 (3)
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)
Net Revenue	$17,951	$7,972	$25,923	$20,350	$9,286	$29,636
Impact of currency	844	400	1,244	–	–	–
Historical Venezuelan operations (1)	–	–	–	(823)	(394)	(1,217)
Historical coffee business (2)	–	–	–	(1,179)	(448)	(1,627)
Impact of accounting calendar change	–	–	–	(59)	(17)	(76)
Impact of acquisitions	–	(92)	(92)	–	–	–
Impact of divestiture	–	(8)	(8)	–	(9)	(9)

Organic Net Revenue	$18,795	$8,272	$27,067	$18,289	$8,418	$26,707

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$11,585	$18,051	$29,636	$12,961	$21,283	$34,244
Impact of currency	1,826	1,739	3,565	–	–	–
Historical Venezuelan operations (1)	(1,217)	–	(1,217)	(760)	–	(760)
Historical coffee business (2)	(442)	(1,185)	(1,627)	(1,105)	(2,671)	(3,776)
Impact of accounting calendar change	–	(78)	(78)	–	–	–
Impact of acquisitions	(128)	(37)	(165)	–	–	–
Impact of divestiture	(9)	–	(9)	(10)	–	(10)

Organic Net Revenue	$11,615	$18,490	$30,105	$11,086	$18,612	$29,698

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014 (3)
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)
Net Revenue	$20,350	$9,286	$29,636	$23,282	$10,962	$34,244
Impact of currency	2,405	1,160	3,565	–	–	–
Historical Venezuelan operations (1)	(823)	(394)	(1,217)	(511)	(249)	(760)
Historical coffee business (2)	(1,179)	(448)	(1,627)	(2,732)	(1,044)	(3,776)
Impact of accounting calendar change	(60)	(18)	(78)	–	–	–
Impact of acquisitions	–	(165)	(165)	–	–	–
Impact of divestiture	–	(9)	(9)	–	(10)	(10)

Organic Net Revenue	$20,693	$9,412	$30,105	$20,039	$9,659	$29,698

(1)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(3)	Each year we reevaluate our Power Brands and confirm the brands in which we will continue to make disproportionate investments. As such, we may make changes in our planned investments in primarily regional Power Brands following our annual review cycles. For 2016, we made limited changes to our list of regional Power Brands and as such, we reclassified 2015 and 2014 Power Brand net revenues on a basis consistent with the current list of Power Brands.

Adjusted Operating Income:

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, Venezuela historical operating results and remeasurement and deconsolidation losses, the JDE coffee business transactions gain and net incremental costs, operating income from our historical coffee business, equity method investment earnings reclassified to after-tax earnings in Q3 2015 in connection with the coffee business transactions, operating results of the AGF divestiture, pre-tax gains on the AGF and Costa Rica confectionery business divestitures, divestiture-related costs incurred for the planned sale of a confectionery business in France, gain on sale of an intangible asset, impairment charges related to intangible assets, the Integration Program and other acquisition integration costs, acquisition-related costs and mark-to-market impacts from commodity and forecasted currency transaction derivative contracts. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income, and evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Years Ended
	December 31,
	2016	2015	$ Change	% Change
	(in millions)

Operating Income	$2,569	$8,897	$(6,328)	(71.1)%
2012-2014 Restructuring Program costs (1)	–	(4)	4
2014-2018 Restructuring Program costs (1)	1,086	1,002	84
Operating income from Venezuelan subsidiaries (2)	–	(281)	281
Remeasurement of net monetary assets in Venezuela (2)	–	11	(11)
Loss on deconsolidation of Venezuela (2)	–	778	(778)
Costs associated with JDE coffee business transactions (3)	–	278	(278)
Gain on the JDE coffee business transactions (3)	–	(6,809)	6,809
Reclassification of historical coffee business operating income (4)	–	(342)	342
Reclassification of equity method investment earnings (5)	–	(51)	51
Operating income from divestiture (6)	(2)	(8)	6
Gain on divestiture (6)	(9)	(13)	4
Divestiture-related costs (7)	86	–	86
Gain on sale of intangible asset (8)	(15)	–	(15)
Intangible asset impairment charges (9)	137	71	66
Acquisition integration costs (8)	7	9	(2)
Acquisition-related costs (8)	1	8	(7)
Mark-to-market losses / (gains) from derivatives (10)	94	(56)	150
Other / rounding	(1)	–	(1)

Adjusted Operating Income	$3,953	$3,490	$463	13.3%
Impact of unfavorable currency	176	–	176

Adjusted Operating Income (constant currency)	$4,129	$3,490	$639	18.3%

	For the Years Ended
	December 31,
	2015	2014	$ Change	% Change
	(in millions)

Operating Income	$8,897	$3,242	$5,655	174.4%
Spin-Off Costs (11)	–	35	(35)
2012-2014 Restructuring Program costs (1)	(4)	459	(463)
2014-2018 Restructuring Program costs (1)	1,002	381	621
Operating income from Venezuelan subsidiaries (2)	(281)	(175)	(106)
Remeasurement of net monetary assets in Venezuela (2)	11	167	(156)
Loss on deconsolidation of Venezuela (2)	778	–	778
Costs associated with JDE coffee business transactions (3)	278	77	201
Gain on the JDE coffee business transactions (3)	(6,809)	–	(6,809)
Reclassification of historical coffee business operating income (4)	(342)	(646)	304
Reclassification of equity method earnings (5)	(51)	(104)	53
Operating income from divestiture (6)	(8)	(9)	1
Gain on divestiture (6)	(13)	–	(13)
Intangible asset impairment charges (9)	71	57	14
Integration Program and other acquisition integration costs (8)	9	(4)	13
Acquisition-related costs (8)	8	2	6
Mark-to-market (gains) / losses from derivatives (10)	(56)	73	(129)

Adjusted Operating Income	$3,490	$3,555	$(65)	(1.8)%
Impact of unfavorable currency	453	–	453

Adjusted Operating Income (constant currency)	$3,943	$3,555	$388	10.9%

(1)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(2)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(3)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions.
(4)	Includes our historical global coffee business prior to the July 2, 2015 deconsolidation. We reclassified the results of our historical coffee business from Adjusted Operating Income and included them with equity method investment earnings in Adjusted EPS to facilitate comparisons of past and future coffee operating results. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(5)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the December 1, 2016 divestiture of a confectionery business in Costa Rica and the April 23, 2015 divestiture of AGF. The divestiture of the Costa Rica confectionery business generated a pre-tax gain of $9 million in 2016 and the divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in 2015.
(7)	Includes costs incurred related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.
(8)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 intangible asset sale in Finland, 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods and other property sales in 2016.
(9)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2016, 2015 and 2014 related to trademarks.
(10)	Refer to Note 8, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized gains and losses on commodity and forecasted currency transaction derivatives.
(11)	Refer to Note 2, Divestitures and Acquisitions, for more information on Spin-Off Costs incurred in 2014 following the 2012 Kraft Foods Group divestiture.

Adjusted EPS:

Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs; Venezuela historical operating results and deconsolidation and remeasurement losses; the JDE coffee business transactions gain, hedging gains and incremental costs; net earnings from the AGF divestiture; after-tax gain on the Costa Rica confectionery business divestiture and after-tax loss on the AGF divestiture; divestiture-related costs incurred for the planned sale of a confectionery business in France; gain on sale of intangible asset; impairment charges related to intangible assets; acquisition integration costs; acquisition-related costs; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; a loss on debt extinguishment and related expenses; losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; gain on the equity method investment exchange; and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Years Ended
	December 31,
	2016	2015	$ Change	% Change

Diluted EPS attributable to Mondelēz International	$1.05	$4.44	$(3.39)	(76.4)%
2014-2018 Restructuring Program costs	0.51	0.45	0.06
Net earnings from Venezuelan subsidiaries	–	(0.10)	0.10
Loss on deconsolidation of Venezuela	–	0.48	(0.48)
Remeasurement of net monetary assets in Venezuela	–	0.01	(0.01)
Income / (costs) associated with the JDE coffee business transactions (2)	–	(0.01)	0.01
Gain on the JDE coffee business transactions (2)	–	(4.05)	4.05
Net earnings from divestiture (3)	–	0.02	(0.02)
Gain / loss on divestiture (3)	(0.01)	0.01	(0.02)
Divestiture-related costs (4)	0.05	–	0.05
Gain on sale of intangible asset	0.01	–	0.01
Intangible asset impairment charges	0.06	0.03	0.03
Acquisition integration costs	(0.01)	–	(0.01)
Acquisition-related costs	0.01	–	0.01
Mark-to-market losses / (gains) from derivatives	0.05	(0.03)	0.08
Loss on debt extinguishment and related expenses	0.17	0.29	(0.12)
Loss related to interest rate swaps	0.04	0.01	0.03
Gain on equity method investment exchange (5)	(0.03)	–	(0.03)
Equity method investee acquisition-related and other adjustments (6)	0.04	0.07	(0.03)

Adjusted EPS	$1.94	$1.62	$0.32	19.8%
Impact of unfavorable currency	0.07	–	0.07

Adjusted EPS (constant currency)	$2.01	$1.62	$0.39	24.1%

	For the Years Ended
	December 31,
	2015	2014	$ Change	% Change

Diluted EPS attributable to Mondelēz International	$4.44	$1.28	$3.16	246.9%
Spin-Off Costs	–	0.01	(0.01)
2012-2014 Restructuring Program costs	–	0.21	(0.21)
2014-2018 Restructuring Program costs	0.45	0.16	0.29
Net earnings from Venezuelan subsidiaries	(0.10)	(0.05)	(0.05)
Loss on deconsolidation of Venezuela	0.48	–	0.48
Remeasurement of net monetary assets in Venezuela	0.01	0.09	(0.08)
Income / (costs) associated with the JDE coffee business transactions (2)	(0.01)	(0.19)	0.18
Gain on the JDE coffee business transactions (2)	(4.05)	–	(4.05)
Net earnings from divestiture (3)	0.02	(0.01)	0.03
Gain / loss on divestiture (3)	0.01	–	0.01
Intangible asset impairment charges	0.03	0.02	0.01
Acquisition integration costs	–	–	–
Acquisition-related costs	–	–	–
Mark-to-market (gains) / losses from derivatives	(0.03)	0.03	(0.06)
Loss on debt extinguishment and related expenses	0.29	0.18	0.11
Loss related to interest rate swaps	0.01	–	0.01
Equity method investee acquisition-related and other adjustments (6)	0.07	–	0.07

Adjusted EPS	$1.62	$1.73	$(0.11)	(6.4)%
Impact of unfavorable currency	0.28	–	0.28

Adjusted EPS (constant currency)	$1.90	$1.73	$0.17	9.8%

(1)	The tax expense / {benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•	For the year ended December 31, 2016, taxes for the: 2014-2018 Restructuring Program costs were $(288) million, intangible asset impairment charges were $(37) million, gain on sale of intangible asset was $3 million, acquisition integration costs were zero, gain on equity method investment exchange was $2 million, divestiture-related costs were $(15) million, loss on debt extinguishment and related costs were $(163) million, loss related to interest rate swaps were $(36) million and mark-to-market gains / (losses) from derivatives were $(11) million.
•	For the year ended December 31, 2015, taxes for the: 2014-2018 Restructuring Program costs were $(262) million, income / costs associated with the JDE coffee business transactions were $145 million, net earnings from Venezuelan subsidiaries were $107 million, gain on the JDE coffee business transactions were $183 million, intangible asset impairment charges were $(13) million, net earnings from divestitures were $33 million, loss on debt extinguishment and related costs were $(275) million, loss related to interest rate swaps were $(13) million and mark-to-market gains / (losses) from derivatives were $15 million.
•	For the year ended December 31, 2014, taxes for the: Spin-Off Costs were $(13) million, 2012-2014 Restructuring Program costs were $(107) million, 2014-2018 Restructuring Program costs were $(101) million, net earnings from Venezuelan subsidiaries were $90 million, remeasurement of net monetary assets in Venezuela was $(16) million, income / costs associated with the JDE coffee business transactions were $219 million, intangible asset impairment charges were $(18) million, loss on debt extinguishment and related costs were $(188) million and mark-to-market gains / (losses) from derivatives were $(23) million.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions. Net gains of $436 million in 2015 and $628 million in 2014 on the currency hedges related to the JDE coffee business transactions were recorded in interest and other expense, net and are included in the income / (costs) associated with the JDE coffee business transactions of $(0.01) in the table above.
(3)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF and the December 1, 2016 sale of a confectionery business in Costa Rica. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in 2015. The sale of the confectionery business in Costa Rica generated a pre-tax and after-tax gain of $9 million in 2016.
(4)	Includes costs incurred related to the planned sale of a confectionery business in France. Refer to Note 2, Divestitures and Acquisitions, for more information.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig.
(6)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results. For additional information on the impact of currency policies, Brexit, recent currency devaluations, the deconsolidation of our Venezuelan operation and the historical remeasurement of our Venezuelan net monetary assets on our financial condition and results of operations, also see Note 1, Summary of Significant Accounting Policies—Currency Translation and Highly Inflationary Accounting.

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and unforeseen conditions. To manage input cost volatility, we enter into forward purchase agreements and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, during 2016, we retired $6.2 billion of our long-term debt and related costs and issued $6.4 billion of lower borrowing cost debt. Our weighted-average interest rate on our total debt as of December 31, 2016 was 2.2%, down from 3.7% as of December 31, 2015.

There were no significant changes in the types of derivative instruments we use to hedge our exposures between December 31, 2015 and December 31, 2016. See Note 8, Financial Instruments, for more information on 2016 derivative activity.

Value at Risk:

We use a value at risk (“VAR”) computation to estimate: 1) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments; and 2) the potential one-day loss in pre-tax earnings of our currency and commodity price-sensitive derivative financial instruments. The VAR analysis was done separately for our currency exchange, fixed income and commodity risk portfolios as of each quarter end during the periods presented below. The instruments included in the VAR computation were currency exchange forwards and options for currency exchange risk, debt and swaps for interest rate risk, and commodity forwards, futures and options for commodity risk. Excluded from the computation were anticipated transactions, currency trade payables and receivables, and net investments in non-U.S. subsidiaries, which the above-mentioned instruments are intended to hedge.

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange, and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2016 and 2015, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2016 and December 31, 2015, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/16	Average	High	Low	At 12/31/16	Average	High	Low
(in millions)
Instruments sensitive to:
Interest rates					$ 62	$ 62	$ 91	$ 45
Foreign currency rates	$ 10	$ 18	$ 26	$ 10
Commodity prices	16	12	16	10

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/15	Average	High	Low	At 12/31/15	Average	High	Low
(in millions)
Instruments sensitive to:
Interest rates					$ 56	$ 60	$ 78	$ 50
Foreign currency rates	$ 16	$ 55	$ 103	$ 16
Commodity prices	15	23	31	15

The impacts in the 2015 tables above have not been recast to reflect the deconsolidation of our legacy coffee business or Venezuela business and the related derivative activity for those businesses as it is impracticable to do so.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mondelēz International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows present fairly, in all material respects, the financial position of Mondelēz International, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 24, 2017

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Earnings

For the Years Ended December 31

(in millions of U.S. dollars, except per share data)

	2016	2015	2014

Net revenues	$25,923	$29,636	$34,244
Cost of sales	15,795	18,124	21,647

Gross profit	10,128	11,512	12,597

Selling, general and administrative expenses	6,540	7,577	8,457
Asset impairment and exit costs	852	901	692
Gains on divestitures	(9)	(6,822)	–
Loss on deconsolidation of Venezuela	–	778	–
Amortization of intangibles	176	181	206

Operating income	2,569	8,897	3,242

Interest and other expense, net	1,115	1,013	688

Earnings before income taxes	1,454	7,884	2,554

Provision for income taxes	(129)	(593)	(353)
Gain on equity method investment exchange	43	–	–
Equity method investment net earnings	301	–	–

Net earnings	1,669	7,291	2,201

Noncontrolling interest earnings	(10)	(24)	(17)

Net earnings attributable to Mondelēz International	$1,659	$7,267	$2,184

Per share data:
Basic earnings per share attributable to Mondelēz International	$1.07	$4.49	$1.29

Diluted earnings per share attributable to Mondelēz International	$1.05	$4.44	$1.28

Dividends declared	$0.72	$0.64	$0.58

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31

(in millions of U.S. dollars)

	2016	2015	2014

Net earnings	$1,669	$7,291	$2,201
Other comprehensive earnings / (losses), net of tax:
Currency translation adjustment	(925)	(2,990)	(3,661)
Pension and other benefit plans	(153)	340	(682)
Derivative cash flow hedges	(75)	(44)	(119)

Total other comprehensive earnings / (losses)	(1,153)	(2,694)	(4,462)

Comprehensive earnings / (losses)	516	4,597	(2,261)
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	(7)	(2)	(16)

Comprehensive earnings / (losses) attributable to Mondelēz International	$523	$4,599	$(2,245)

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Balance Sheets, as of December 31

(in millions of U.S. dollars, except share data)

	2016	2015

ASSETS
Cash and cash equivalents	$1,741	$1,870
Trade receivables (net of allowances of $58 at December 31, 2016 and $54 at December 31, 2015)	2,611	2,634
Other receivables (net of allowances of $93 at December 31, 2016 and $109 at December 31, 2015)	859	1,212
Inventories, net	2,469	2,609
Other current assets	800	633

Total current assets	8,480	8,958

Property, plant and equipment, net	8,229	8,362
Goodwill	20,276	20,664
Intangible assets, net	18,101	18,768
Prepaid pension assets	159	69
Deferred income taxes	358	277
Equity method investments	5,585	5,387
Other assets	350	358

TOTAL ASSETS	$61,538	$62,843

LIABILITIES
Short-term borrowings	$2,531	$236
Current portion of long-term debt	1,451	605
Accounts payable	5,318	4,890
Accrued marketing	1,745	1,634
Accrued employment costs	736	844
Other current liabilities	2,636	2,713

Total current liabilities	14,417	10,922

Long-term debt	13,217	14,557
Deferred income taxes	4,721	4,750
Accrued pension costs	2,014	2,183
Accrued postretirement health care costs	382	499
Other liabilities	1,572	1,832

TOTAL LIABILITIES	36,323	34,743

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at December 31, 2016 and December 31, 2015)	–	–
Additional paid-in capital	31,847	31,760
Retained earnings	21,149	20,700
Accumulated other comprehensive losses	(11,122)	(9,986)
Treasury stock, at cost (468,172,237 shares at December 31, 2016 and 416,504,624 shares at December 31, 2015)	(16,713)	(14,462)

Total Mondelēz International Shareholders’ Equity	25,161	28,012
Noncontrolling interest	54	88

TOTAL EQUITY	25,215	28,100

TOTAL LIABILITIES AND EQUITY	$61,538	$62,843

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Earnings /	Treasury	Noncontrolling	Total
	Stock	Capital	Earnings	(Losses)	Stock	Interest	Equity

Balances at January 1, 2014	$–	$31,396	$13,419	$(2,889)	$(9,553)	$159	$32,532
Comprehensive earnings / (losses):
Net earnings	–	–	2,184	–	–	17	2,201
Other comprehensive losses, net of income taxes	–	–	–	(4,429)	–	(33)	(4,462)
Exercise of stock options and issuance of other stock awards	–	271	(98)	–	332	–	505
Common Stock repurchased	–	–	–	–	(1,891)	–	(1,891)
Cash dividends declared ($0.58 per share)	–	–	(976)	–	–	–	(976)
Dividends paid on noncontrolling interest and other activities	–	(16)	–	–	–	(40)	(56)

Balances at December 31, 2014	$–	$31,651	$14,529	$(7,318)	$(11,112)	$103	$27,853
Comprehensive earnings / (losses):
Net earnings	–	–	7,267	–	–	24	7,291
Other comprehensive losses, net of income taxes	–	–	–	(2,668)	–	(26)	(2,694)
Exercise of stock options and issuance of other stock awards	–	109	(70)	–	272	–	311
Common Stock repurchased	–	–	–	–	(3,622)	–	(3,622)
Cash dividends declared ($0.64 per share)	–	–	(1,026)	–	–	–	(1,026)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(13)	(13)

Balances at December 31, 2015	$–	$31,760	$20,700	$(9,986)	$(14,462)	$88	$28,100
Comprehensive earnings / (losses):
Net earnings	–	–	1,659	–	–	10	1,669
Other comprehensive earnings / (losses), net of income taxes	–	–	–	(1,136)	–	(17)	(1,153)
Exercise of stock options and issuance of other stock awards	–	87	(94)	–	350	–	343
Common Stock repurchased	–	–	–	–	(2,601)	–	(2,601)
Cash dividends declared ($0.72 per share)	–	–	(1,116)	–	–	–	(1,116)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(27)	(27)

Balances at December 31, 2016	$–	$31,847	$21,149	$(11,122)	$(16,713)	$54	$25,215

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in millions of U.S. dollars)

	2016	2015	2014

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,669	$7,291	$2,201
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	823	894	1,059
Stock-based compensation expense	140	136	141
Deferred income tax benefit	(141)	(30)	(186)
Asset impairments and accelerated depreciation	446	345	240
Loss on early extinguishment of debt	428	748	493
Loss on deconsolidation of Venezuela	–	778	–
Gains on divestitures and JDE coffee business transactions	(9)	(6,822)	–
JDE coffee business transactions currency-related net gains	–	(436)	(628)
Gain on equity method investment exchange	(43)	–	–
Equity method investment net earnings	(301)	(56)	(113)
Distributions from equity method investments	75	58	63
Other non-cash items, net	(43)	199	(134)
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	31	44	184
Inventories, net	62	(49)	(188)
Accounts payable	409	659	387
Other current assets	(176)	28	(86)
Other current liabilities	60	152	135
Change in pension and postretirement assets and liabilities, net	(592)	(211)	(6)

Net cash provided by operating activities	2,838	3,728	3,562

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,224)	(1,514)	(1,642)
Proceeds from JDE coffee business transactions currency hedge settlements	–	1,050	–
Acquisitions, net of cash received	(246)	(527)	(7)
Proceeds from JDE coffee business transaction and divestitures, net of disbursements	303	4,735	–
Reduction of cash due to Venezuela deconsolidation	–	(611)	–
Capital contribution to JDE	–	(544)	–
Proceeds from sale of property, plant and equipment and other assets	138	60	7

Net cash (used in) / provided by investing activities	(1,029)	2,649	(1,642)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,540	613	2,082
Repayments of commercial paper, maturities greater than 90 days	(1,031)	(710)	(2,713)
Net (repayments) / issuances of other short-term borrowings	1,741	(931)	398
Long-term debt proceeds	5,640	4,624	3,032
Long-term debt repaid	(6,186)	(4,975)	(3,017)
Repurchase of Common Stock	(2,601)	(3,622)	(1,700)
Dividends paid	(1,094)	(1,008)	(964)
Other	129	126	194

Net cash used in financing activities	(1,862)	(5,883)	(2,688)

Effect of exchange rate changes on cash and cash equivalents	(76)	(255)	(223)

Cash and cash equivalents:
(Decrease) / increase	(129)	239	(991)
Balance at beginning of period	1,870	1,631	2,622

Balance at end of period	$1,741	$1,870	$1,631

Cash paid:
Interest	$630	$747	$827

Income taxes	$527	$745	$1,238

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

We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting. On July 2, 2015, we contributed our global coffee businesses to a new company, Jacobs Douwe Egberts (“JDE”), in which we now hold an equity interest (collectively, the “JDE coffee business transactions”). Historically, our coffee businesses and the income from equity method investments were recorded within our operating income as these businesses were part of our base business. While we retain an ongoing interest in coffee through equity method investments including JDE, Keurig Green Mountain Inc. (“Keurig”) and Dongsuh Foods Corporation (“DSF”), and we have significant influence with our equity method investments, we do not control these operations directly. As such, in the third quarter of 2015, we began to recognize equity method investment earnings, consisting primarily of investments in coffee businesses, outside of operating income and segment income. For periods prior to the third quarter of 2015, our historical coffee business and equity method investment earnings were included within our operating income and segment income. For the six months ended December 31, 2015, after-tax equity method investment net earnings were less than $1 million on a combined basis and thus are not shown on our consolidated statement of earnings for this period. Please see Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions and Keurig Transaction, and Note 16, Segment Reporting, for more information on these transactions.

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

Segment Change:

On October 1, 2016, we integrated our Eastern Europe, Middle East, and Africa (“EEMEA”) operating segment into our Europe and Asia Pacific operating segments to further leverage and optimize the operating scale built within the Europe and Asia Pacific regions. Russia, Ukraine, Turkey, Belarus, Georgia and Kazakhstan were combined within our Europe region, while the remaining Middle East and African countries were combined within our Asia Pacific region to form a new Asia, Middle East and Africa (“AMEA”) operating segment. We have reflected the segment change as if it had occurred in all periods presented.

As of October 1, 2016, our operations and management structure was organized into four reportable operating segments:

•	Latin America
•	AMEA
•	Europe
•	North America

See Note 16, Segment Reporting, for additional information on our segments.

Currency Translation and Highly Inflationary Accounting:

We translate the results of operations of our subsidiaries from multiple currencies using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity (except for highly inflationary currencies) and realized exchange gains and losses on transactions in earnings. In 2016, none of our consolidated subsidiaries were subject to highly inflationary accounting.

United Kingdom. On June 23, 2016, the United Kingdom (“U.K.”) voted by referendum to exit the European Union; this vote is commonly referred to as “Brexit.” The referendum is non-binding and the exit from the European Union is not immediate. Once the United Kingdom invokes E.U. Article 50, there is a two-year window in which the United Kingdom and the European Commission can negotiate the future terms for imports, exports, taxes, employment, immigration and other areas.

Brexit has caused volatility in global stock markets and currency exchange rates, affecting the markets in which we operate. The implications of Brexit could adversely affect demand for our products, our financial results and operations, and our relationships with customers, suppliers and employees in the short or long-term. On June 24, 2016, the value of the British pound sterling relative to the U.S. dollar fell by 9%. Since that date, the value of the British pound sterling relative to the U.S. dollar declined an additional 11% through December 31, 2016. Further volatility in the exchange rate is expected over the transition period.

As the business operating environment remains uncertain, we continue to monitor our investments and currency exposures abroad. As the United Kingdom is not a highly-inflationary economy, we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings. While we did not experience significant business disruptions in our U.K. businesses immediately following the referendum, the devaluation of the British pound sterling in 2016 adversely affected our translated results reported in U.S. dollars. We have a natural hedge in the form of pound sterling-denominated debt that acts as a net investment hedge, moving counter to adverse pound sterling currency translation impacts. British pound sterling currency transaction risks are largely mitigated due to our global chocolate businesses buying cocoa in British pound sterling. Our U.K. operations contributed $2.2 billion, or 8.6% of consolidated net revenues for the year ended December 31, 2016.

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

	For the Years Ended December 31,
	2015	2014
	(in millions)

Net revenues	$1,217	$760
Operating income (excluding remeasurement and deconsolidation losses)	266	181
Remeasurement losses:
Q1 2014: 6.30 to 10.70 bolivars to the U.S. dollar	–	(142)
SICAD I remeasurements through December 31, 2014	–	(25)
Q1 2015: 11.50 to 12.00 bolivars to the U.S. dollar	(11)	–
Loss on deconsolidation	(778)	–

	As of December 31,
	2015	2014
	(in millions)

Cash (1)	$611	$278
Net monetary assets (1)	405	236
Net assets (1)	658	500

(1)	Represents the financial position of our Venezuelan subsidiaries prior to the accounting change on December 31, 2015.

Beginning in 2016, we no longer include net revenues, earnings or net assets of our Venezuelan subsidiaries within our consolidated financial statements. Under the cost method of accounting, earnings are only recognized to the extent cash is received. Given the current and ongoing difficult economic, regulatory and business environment in Venezuela, there continues to be significant uncertainty related to our operations in Venezuela, and we expect these conditions will continue for the foreseeable future. We will monitor the extent of our ability to control our Venezuelan operations and the liquidity and availability of U.S. dollars at different rates, as our current situation in Venezuela may change over time and lead to consolidation at a future date.

Argentina. On December 16, 2015, the new Argentinean government fiscal authority announced the lifting of strict currency controls and reduced restrictions on exports and imports. The next day, the value of the Argentinean peso relative to the U.S. dollar fell by 36%. In 2016, the value of the Argentinean peso relative to the U.S. dollar declined an additional 23%. Further volatility in the exchange rate is expected. While the business operating environment remains challenging, we continue to monitor and actively manage our investment and exposures in Argentina. We continue executing our hedging programs and refining our product portfolio to improve our product offerings, mix and profitability. We also continue to implement additional cost reduction initiatives to optimize and streamline our manufacturing facilities and commercial operations to protect the business together with pricing strategy to offset inflationary pressures. While further currency declines could have an adverse impact on our ongoing results of operations, we believe the actions by the government to reduce economic controls and business restrictions will provide favorable opportunities for our Argentinean subsidiaries. Our Argentinean operations contributed $583 million, or 2.2% of consolidated net revenues for the year ended December 31, 2016. As of December 31, 2016, the net monetary liabilities of our Argentina operations were not material. Argentina is not designated as a highly-inflationary economy for accounting purposes, so we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Other Countries. Since we have operations in over 80 countries and sell in approximately 165 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have recently experienced periods of significant economic uncertainty. These include Brazil, China, Mexico, Russia, Turkey, Egypt, Nigeria, Ukraine and South Africa, most of which have had either currency devaluation or volatility in exchange rates. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not anticipate any risk to our operating results from changing to highly inflationary accounting in these countries.

Cash and Cash Equivalents:

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Transfers of Financial Assets:

We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have a factoring arrangement with a major global bank for a maximum combined capacity of $802 million. Under the program, we may sell eligible short-term trade receivables to the bank in exchange for cash. We then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the bank. We also enter into arrangements with customers to achieve earlier collection of receivables. The total incremental cost of factoring receivables for all regions was $9 million in 2016, $7 million in 2015 and $7 million in 2014 and was recorded in net revenue. The outstanding principal amount of receivables under all arrangements amounted to $745 million as of December 31, 2016, $666 million as of December 31, 2015 and $421 million as of December 31, 2014.

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the Company, in the first quarter of 2015, we changed the consolidation date for our North America segment from the last Saturday of each period to the last calendar day of each period. The change had a favorable impact of $76 million on net revenues and $36 million on operating income in 2015. As a result of this change, each of our operating subsidiaries now reports results as of the last calendar day of the period. As the effect to prior-period results was not material, we have not revised prior-period results.

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

We review long-lived assets, including amortizable intangible assets, for realizability on an ongoing basis. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. We also review for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, we perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any significant impairment losses would be recorded within asset impairment and exit costs in the consolidated statements of earnings.

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

Goodwill and Non-Amortizable Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment on an annual basis on October 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In the event that significant potential goodwill impairment risk exists for a specific reporting unit, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 6.7% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 9.7%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would apply a second step to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is impaired and its carrying value is reduced to the implied fair value of the goodwill.

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

Marketing and Research and Development:

We promote our products with advertising, marketing, sales incentives and trade promotions. These programs include, but are not limited to, cooperative advertising, in-store displays, consumer promotions, new product introduction fees, discounts, coupons, rebates and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Sales incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising expenses and sales incentives are charged to operations as a percentage of volume, based on estimated volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $1,396 million in 2016, $1,542 million in 2015 and $1,552 million in 2014. Advertising declined in 2016 due primarily to the deconsolidation of our historical global coffee business and due to currency changes. We expense product research and development costs as incurred. Research and development expense was $376 million in 2016, $409 million in 2015 and $455 million in 2014. Our total research and development expense was lower in 2016 and 2015 primarily due to the deconsolidation of our global coffee business in July 2015, currency and cost optimization initiatives. We record marketing and research and development expenses within selling, general and administrative expenses.

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

We use a combination of primarily currency forward contracts, futures, options and swaps; commodity forward contracts, futures and options; and interest rate swaps to manage our exposure to cash flow variability, protect the value of our existing currency assets and liabilities and protect the value of our debt. See Note 8, Financial Instruments, for more information on the types of derivative instruments we use.

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

Commodity cash flow hedges. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity forward contracts primarily for wheat, sugar and other sweeteners, soybean and vegetable oils and cocoa. Commodity forward contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases exception. We also use commodity futures and options to hedge the price of certain input costs, including cocoa, energy costs, sugar and other sweeteners, wheat, packaging, dairy, corn, and soybean and vegetable oils. Some of these derivative instruments are highly effective and qualify for hedge accounting treatment. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

Currency exchange cash flow hedges. We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany current and forecasted transactions. These instruments may include currency exchange forward contracts, futures, options and swaps. Based on the size and location of our businesses, we use these instruments to hedge our exposure to certain currencies, including the euro, pound sterling, Swiss franc, Canadian dollar and Mexican peso.

Interest rate cash flow and fair value hedges. We manage interest rate volatility by modifying the pricing or maturity characteristics of certain liabilities so that the net impact on expense is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. We expect the effect of this unrealized appreciation or depreciation to be substantially offset by our gains or losses on the derivative instruments that are linked to these hedged liabilities. We use derivative instruments, including interest rate swaps that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. We use interest rate swaps to economically convert a portion of our fixed-rate debt into variable-rate debt. Under the interest rate swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. We also use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. Most recently in October 2016, we executed cross-currency interest rate swaps that we use to hedge interest payment cash flows on newly issued debt denominated in a different currency than the functional currency of the borrowing entity. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment.

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

Income Taxes:

Our provision for income taxes includes amounts payable or refundable for the current year, the effect of deferred tax and impacts from uncertain tax positions. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of our assets and liabilities, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those differences are expected to reverse.

The realization of certain deferred tax assets is dependent on generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. When assessing the need for a valuation allowance, we consider any carryback potential, future reversals of existing taxable temporary differences (including liabilities for unrecognized tax benefits), future taxable income and tax planning strategies.

We recognize tax benefits in our financial statements from uncertain tax positions only if it is more likely than not that the tax position will be sustained by the taxing authorities based on the technical merits of the position. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Future changes in judgment related to the expected resolution of uncertain tax positions could affect income in the period when the change occurs.

New Accounting Pronouncements:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business may affect many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We are currently assessing the ASU and potential prospective impact on our consolidated financial statements.

In November 2016, the FASB issued an ASU that requires the change in restricted cash or cash equivalents to be included with other changes in cash and cash equivalents in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting this standard at the same time as the cash flow statement classification changes described below go into effect on January 1, 2018. We are currently assessing the impact on our consolidated financial statements.

In October 2016, the FASB issued an ASU to amend the consolidation guidance on the treatment of indirect interests held through related parties that are under common control. Under the amendments, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We adopted the new standard on December 31, 2016 and it did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued an ASU that requires the recognition of tax consequences of intercompany asset transfers other than inventory when the transfer occurs and removes the exception to postpone recognition until the asset has been sold to an outside party. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting on January 1, 2018 and do not expect the ASU to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued an ASU to provide guidance on eight specific cash flow classification issues and reduce diversity in practice in how some cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting this standard on January 1, 2018. We are currently assessing the impact on our consolidated statements of cash flows.

In March 2016, the FASB issued an ASU to simplify the accounting for stock-based compensation. The ASU addresses several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and cash flow statement presentation. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We will adopt the standard on January 1, 2017. Following adoption and on a prospective basis, we anticipate greater volatility in our consolidated statements of earnings as we will record certain stock-based compensation tax impacts in earnings (within the provision for income taxes) while under the former guidance and for periods prior to January 1, 2017, the tax impacts were recorded directly to equity (within additional paid-in capital).

In March 2016, the FASB issued an ASU that simplifies the transition accounting for increases in investments that require a change from the cost basis to the equity method of accounting. U.S. GAAP currently requires the impact of such changes in accounting method to be retroactively applied to all prior periods that the investment was held. Under the new standard, adjustments to the investor’s basis in the investment should be recorded on the date the investment becomes qualified for equity method accounting. The equity method of accounting is then applied prospectively from that date. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We early adopted this standard on December 31, 2016 and it did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued an ASU that clarifies whether contingent put and call options meet the “clearly and closely related” criteria in connection with accounting for embedded derivatives. U.S GAAP requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. The criteria include determining that the economic characteristics and risks of the embedded derivatives are not “clearly and closely related” to those of the host contract. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We adopted the new standard on December 31, 2016 and it did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued an ASU that applies when there is a contract novation to a new counterparty for a derivative designated as an accounting hedge. The ASU clarifies that such a change in counterparty does not, in and of itself, require de-designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We adopted the new standard on December 31, 2016 and it did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued an ASU on lease accounting. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the consolidated statement of earnings, lessees will classify leases as either operating (resulting in straight-line expense) or financing (resulting in a front-loaded expense pattern). The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We anticipate adopting the new standard on January 1, 2019. We have made progress in our due diligence and continue to assess the impact of the new standard across our operations and on our consolidated financial statements.

In January 2016, the FASB issued an ASU that provides updated guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. The standard requires that equity investments (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) be measured at fair value, with changes in fair value recognized in net income. The standard also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017. This ASU is not expected to have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of control over promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In 2016, the FASB issued several ASUs that clarified principal versus agent (gross versus net) revenue presentation considerations, confirmed certain prepaid stored-value products should be accounted for under the new revenue recognition ASU and not under other U.S. GAAP and clarified the guidance for identifying performance obligations within a contract and the accounting for licenses. The FASB also issued two ASUs providing technical corrections, narrow scope exceptions and practical expedients to clarify and improve the implementation of the new revenue recognition guidance. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We plan to adopt the new standard on January 1, 2018 on a full retrospective basis. We continue to make significant progress on quantifying the impact of the ASU on our consolidated financial statements and planning the final process, policy and disclosure changes that will go into effect on January 1, 2018. At this time, we do not expect a material impact from adopting the new revenue standards.

Reclassifications:

Certain amounts previously reported have been reclassified to conform to current-year presentation. See Segment Change above and Notes 5, Goodwill and Intangible Assets, 6, Restructuring Programs, and 16, Segment Reporting, for information on changes in prior-period segment goodwill, segment earnings and segment net asset reclassifications made in connection with the segment change that went into effect on October 1, 2016. We also reclassified certain amounts previously reported within our consolidated statements of comprehensive earnings and Note 13, Reclassifications from Accumulated Other Comprehensive Income, to be consistent with the current-year presentation.

Note 2. Divestitures and Acquisitions

JDE Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, JDE. Following the exchange of a portion of our investment in JDE for an interest in Keurig in March 2016, we held a 26.5% equity interest in JDE. (See discussion of the Keurig Transaction below.) The remaining 73.5% equity interest in JDE was held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). Following the transactions discussed under JDE Stock-Based Compensation Arrangements below, as of December 31, 2016, we hold a 26.4% equity interest in JDE.

The consideration we received in the JDE coffee business transactions completed on July 2, 2015 consisted of €3.8 billion of cash ($4.2 billion as of July 2, 2015), a 43.5% equity interest in JDE (prior to the decrease in ownership due to the Keurig transaction and the compensation arrangements discussed below) and $794 million in receivables (related to sales price adjustments and tax formation cost payments). During the third quarter of 2015, we also recorded $283 million of cash and receivables from JDE related to reimbursement of costs that we incurred in separating our coffee businesses. The cash and equity consideration we received at closing reflects our retaining our interest in our Korea-based joint venture, DSF. During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from this sale as part of the overall JDE coffee business transactions. See Other Divestitures and Acquisitions for a discussion of the AGF divestiture.

On July 5, 2016, we received an expected cash payment of $275 million from JDE to settle the receivable related to tax formation costs that were part of the initial sales price.

In connection with the contribution of our global coffee businesses to JDE on July 2, 2015, we recorded a final pre-tax gain of $6.8 billion (or $6.6 billion after-tax) in 2015 after final adjustments described below. As previously reported, we deconsolidated net assets totaling $2.9 billion and reduced accumulated other comprehensive losses for the transfer of coffee business-related pension obligations by $90 million. We also recorded approximately $1.0 billion of pre-tax net gains related to hedging the expected cash proceeds from the transactions as described further below. During the fourth quarter of 2015, we and JDE concluded negotiations of a sales price adjustment and completed the valuation of our investment in JDE. Primarily due to the negotiated resolution of the sales price adjustment in the fourth quarter of 2015, we recorded a $313 million reduction in the pre-tax gain on the coffee transaction, reducing the $7.1 billion estimated gain in the third quarter of 2015 to the $6.8 billion final gain for 2015. As part of our sales price negotiations, we retained the right to collect future cash payments if certain estimated pension liabilities are realized over an agreed amount in the future. As such, we may recognize additional income related to this negotiated term in the future.

The final value of our 43.5% investment in JDE on July 2, 2015 was €4.1 billion ($4.5 billion as of July 2, 2015). The fair value of the JDE investment was determined using both income-based and market-based valuation techniques. The discounted cash flow analysis reflected growth, discount and tax rates and other assumptions reflecting the underlying combined businesses and countries in which the combined coffee businesses operate. The fair value of the JDE investment also included the fair values of the Carte Noire and Merrild businesses, which JDE agreed to divest to comply with the conditioned approval by the European Commission related to the JDE coffee business transactions. As of the end of the first quarter of 2016, these businesses were sold by JDE. As the July 2, 2015 fair values for these businesses were recorded by JDE at their pending sales values, we did not record any gain or loss on the sales of these businesses in our share of JDE’s earnings.

In 2014 and 2015, in connection with the expected receipt of cash in euros at the time of closing, we entered into a number of consecutive currency exchange forward contracts to lock in an equivalent expected value in U.S. dollars as of the date the JDE coffee business transactions were first announced in May 2014. Cumulatively, we realized aggregate net gains and received cash of approximately $1.0 billion on these hedging contracts that increased the cash we received in connection with the JDE coffee business transactions from $4.2 billion in cash consideration received to $5.2 billion. In connection with these currency contracts and the transfer of the sale proceeds to our subsidiaries that deconsolidated net assets and shares, we recognized a net gain of $436 million in 2015 and $628 million in 2014 within interest and other expense, net.

We also incurred incremental expenses related to readying our global coffee businesses for the transactions that totaled $278 million for the year ended December 31, 2015 and $77 million for the year ended December 31, 2014. Of these total expenses, $123 million was recorded within asset impairment and exit costs in 2015 and the remainder was recorded within selling, general and administrative expenses of primarily our Europe segment, as well as within general corporate expenses.

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

JDE Stock-Based Compensation Arrangements:

On June 30, 2016, we entered into agreements with AHBV and its affiliates to establish a new stock-based compensation arrangement tied to the issuance of JDE equity compensation awards to JDE employees. This arrangement replaced a temporary equity compensation program tied to the issuance of AHBV equity compensation to JDE employees. New Class C, D and E JDE shares were authorized and issued for investments made by and vested stock-based compensation awards granted to JDE employees. Under these arrangements, dilution of the JDE shares is limited to 2%. Upon execution of the agreements and the creation of the Class C, D and E JDE shares, as a percentage of the total JDE issued shares, our Class B shares decreased from 26.5% to 26.4% and AHBV’s Class A shares decreased from 73.5% to 73.22%, while the Class C, D and E shares, held by AHBV and its affiliates until the JDE employee awards vest, comprised 0.38% of JDE’s shares. Additional Class C shares are available to be issued when planned long-term incentive plan (“JDE LTIP”) awards vest, generally over the next five years. When the JDE Class C shares are issued in connection with the vested JDE LTIP awards, the Class A and B relative ownership interests will decrease. Based on estimated achievement and forfeiture assumptions, we do not expect our JDE ownership interest to decrease below 26.27%. Following vesting of stock awards and new employee stock investments, as of December 31, 2016, our ownership interest in JDE was 26.4%.

JDE Tax Matter Resolution:

On July 19, 2016, the Supreme Court of Spain reached a final resolution on a challenged JDE tax position held by a predecessor DEMB company that resulted in an unfavorable tax expense of €114 million. As a result, our share of JDE’s equity earnings during the third quarter of 2016 was negatively affected by €30 million ($34 million).

Keurig Transaction:

On March 3, 2016, a subsidiary of AHBV completed a $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on the equity method investment exchange in March 2016. Immediately following the exchange, our ownership interest in JDE was 26.5% and our interest in Keurig was 24.2%. Both AHBV and we hold our investments in Keurig through a combination of equity and interests in a shareholder loan, with pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our consolidated balance sheet as of December 31, 2016. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. Within equity method investment net earnings, we recorded equity earnings of $77 million and interest income from the shareholder loan of $20 million in 2016. Additionally, we received $14 million of interest payments on the shareholder loan and $4 million in dividends on our investment in Keurig for the year ended December 31, 2016. We continue to account for our investments in JDE and Keurig under the equity method and recognize our share of their earnings within equity method investment earnings and our share of their dividends within our cash flows. As of December 31, 2016, Keurig reflected a preliminary acquisition purchase price allocation and related remeasurement updates that we have recorded in our fourth quarter 2016 results. We anticipate the purchase price allocation work will be finalized in the first quarter of 2017.

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

Of the $301 million equity method investment net earnings in 2016, the contribution from JDE was $100 million, from Keurig was $97 million (since March 7, 2016), from DSF was $75 million and from all other equity investments was $29 million. In 2015, JDE incurred a $58 million loss, which was fully offset by earnings of $38 million from DSF and $21 million from other equity method investments. Within operating income for the first half of 2015, $296 million after-tax ($342 million pre-tax) earnings related to our legacy coffee business, $40 million was from DSF and $16 million was from our other equity method investments. In 2014, $572 million ($646 million pre-tax) earnings related to our legacy coffee business, $83 million was from DSF and $30 million was from our other equity method investments.

Summary Financial Information for Equity Method Investments:

Summarized financial information for JDE, Keurig, DSF and our other equity method investments is reflected below.

		As of December 31,
		2016	2015
		(in millions)

Current assets		$4,458	$3,943
Noncurrent assets		35,089	20,936

Total assets		$39,547	$24,879

Current liabilities		$4,148	$2,779
Noncurrent liabilities		16,472	9,880

Total liabilities		$20,620	$12,659

Total net equity of investees		$18,927	$12,220
Mondelēz International ownership interests		24%-50%	40%-50%

Mondelēz International share of investee net equity (1)		$5,145	$5,387
Keurig shareholder loan		440	–

Equity method investments		$5,585	$5,387

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Net revenues	$10,923	$4,993	$2,721
Gross profit	4,219	1,551	921
Income from continuing operations	839	96	226
Net income	839	97	226

Net income attributable to investees	$838	$97	$226
Mondelēz International ownership interests	24%-50%	40%-50%	40%-50%

Mondelēz International share of investee net income	$281	$56	$113
Keurig shareholder loan interest income	20	–	–

Equity method investment net earnings (2)	$301	$56	$113

(1)	Includes approximately $325 million of basis differences between the U.S. GAAP accounting basis for our equity method investments and the U.S. GAAP accounting basis of our investees’ equity.
(2)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income. For the six months ended December 31, 2015, after-tax equity method investment net earnings were less than $1 million on a combined basis. Earnings from equity method investments recorded within segment operating income were $56 million for the six months ended July 2, 2015 and $113 million for the year ended December 31, 2014. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, for additional information.

Spin-Off of Kraft Foods Group:

On October 1, 2012, we divested the Kraft Foods Group grocery business in a spin-off (“Spin-Off”). In 2014, we concluded our Spin-Off-related transition plans and recorded final Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) of $35 million in 2014 in pre-tax earnings within selling, general and administrative expenses.

Other Divestitures and Acquisitions:

On January 18, 2017, we reached an agreement to sell most of our grocery business in Australia and New Zealand to Bega Cheese Limited for approximately $460 million Australian dollars ($346 million as of January 18, 2017). As of December 31, 2016, the asset group to be sold consisted of approximately $25 million of current assets and approximately $125 million of non-current assets based on the December 31, 2016 Australian-to-U.S. dollar exchange rate. We expect the transaction to close in 2017.

On March 31, 2016, we received a binding offer totaling €176 million ($185 million as of December 31, 2016) for the sale of several manufacturing facilities in France and the sale or license of several local confectionery brands. Taking into account agreed upon sales price adjustments related to cash, employee-related liabilities and working capital to be transferred at closing, we currently estimate a sales price of €225 million ($237 million as of December 31, 2016) based on net book values as of December 31, 2016. The final sales price is subject to change as working capital and other account balances may change at the time of closing. The transactions are subject to E.U. and local regulatory approvals, completion of employee consultation requirements and additional steps to prepare the assets for transfer. During the fourth quarter, we received the Works Council approval and the buyer obtained anti-trust clearance in all markets where it was required. As of December 31, 2016, the held for sale assets and liabilities consisted of $125 million of current assets, $174 million of non-current assets, $33 million of current liabilities and $29 million of non-current liabilities based on the December 31, 2016 euro-to-U.S. dollar exchange rate. On March 31, 2016, we recorded a $14 million impairment charge for a gum & candy trademark as a portion of its carrying value would not be recoverable based on future cash flows expected under a planned license agreement with the buyer. In May 2016, we recorded an additional $5 million impairment charge for another candy trademark to reduce the overall net assets to the estimated net sales proceeds after transaction costs. Additionally, in 2016, we incurred and accrued $86 million of incremental expenses to ready the business for the sale transactions expected to close in 2017. We recorded these costs within cost of sales and selling, general and administrative expenses of our Europe segment.

During the year ended December 31, 2016, we also completed the following sale transactions:

•	On December 31, 2016, we completed the sale of a chocolate factory in Belgium. In connection with this transaction, we recorded a pre-tax loss of €65 million ($68 million as of December 31, 2016), within asset impairment and exit costs in our Europe segment. The loss includes a fixed asset impairment charge of €30 million ($31 million as of December 31, 2016), a loss on disposal of €22 million ($23 million as of December 31, 2016) and incremental expenses we incurred and accrued of €13 million ($14 million as of December 31, 2016) related to selling the factory.
•	On December 1, 2016, we completed the sale of a confectionery business in Costa Rica represented by a local brand. The sales price was $28 million and we recorded a pre-tax gain of $9 million within gains on divestiture within our Latin America segment. We divested approximately $11 million of property, plant and equipment, $4 million of goodwill and $2 million of inventory. In connection with this transaction, we incurred $2 million of transaction costs and accrued expenses.
•	On August 26, 2016, we recorded a $7 million gain for the sale of a U.S.-owned biscuit trademark. The gain was recorded within selling, general and administrative expenses in 2016.
•	On May 2, 2016, we completed the sale of certain local biscuit brands in Finland as part of our strategic decisions to exit select small and local brands and shift investment towards our Power Brands. The sales price was €14 million ($16 million as of May 2, 2016) and we recorded a pre-tax gain of $6 million ($5 million after-tax) within selling, general and administrative expenses of our Europe segment in the year ended December 31, 2016. We divested $8 million of indefinite-lived intangible assets and less than $1 million of other assets. We received cash proceeds of €12 million ($14 million as of May 2, 2016) upon closing and another €2 million ($2 million as of October 31, 2016) of consideration following the completion of post-closing requirements. The additional $2 million of consideration increased the pre-tax gain to $8 million ($6 million after-tax) through December 31, 2016.

On November 2, 2016, we purchased from Burton’s Biscuit Company certain intangibles, which include the license to manufacture, market and sell Cadbury-branded biscuits in additional key markets around the world, including in the United Kingdom, France, Ireland, North America and Saudi Arabia. The transaction was accounted for as a business combination. Total cash paid for the acquired assets was £199 million ($246 million as of December 31, 2016). We are working to complete the valuation work and have recorded a preliminary purchase price allocation of $72 million to definite-life intangible assets, $156 million to goodwill, $14 million to property, plant and equipment and $4 million to inventory as of December 31, 2016.

During the third quarter of 2016, we completed the acquisition of a Vietnamese biscuit operation within our AMEA segment. On July 15, 2015, we acquired an 80% interest in the biscuit operation and on August 22, 2016, we acquired the remaining 20% interest. Total cash paid for the biscuit operation, intellectual property, non-compete and consulting agreements less purchase price adjustments was 12,404 billion Vietnamese dong ($569 million using applicable exchange rates on July 15, 2015, November 27, 2015 and August 22, 2016). On August 22, 2016, in connection with acquiring the remaining 20% interest in the biscuit operation, we released escrowed funds of $70 million and retained an agreed $20 million related to two outstanding acquisition-related matters that are expected to be resolved in 2017. As of December 31, 2016, we released an additional $5 million of the escrowed funds and are holding $15 million until the outstanding acquisition matters are resolved. On August 22, 2016, we also made a final payment of 759 billion Vietnamese dong ($35 million as of August 22, 2016) for the non-compete and consulting agreements. The non-compete and consulting agreements were recorded as prepaid contracts within other current and non-current assets and will be amortized into net earnings over the term of the agreements. During the third quarter of 2016, we also finalized the valuation and purchase price allocation of the acquired net assets of the business, which included $10 million of inventory, $49 million of property, plant and equipment, $86 million of intangible assets, $385 million of goodwill and $31 million of other net liabilities. In periods following the initial July 15, 2015 first closing date, the allocation of the net asset fair values had an immaterial impact on our operating results. The acquisition added incremental net revenues of $71 million in 2016 and $121 million in 2015 and added incremental operating income of $5 million in 2016 and $21 million in 2015. Within selling, general and administrative expenses, we recorded integration costs of $7 million in 2016 and $9 million in 2015 and acquisition costs of $7 million in 2015 and $2 million in 2014.

On April 23, 2015, we completed the divestiture of our 50% equity interest in AGF, our Japanese coffee joint venture, to our joint venture partner, which generated cash proceeds of 27 billion Japanese yen ($225 million as of April 23, 2015) and a pre-tax gain of $13 million (after-tax loss of $9 million) in the second quarter of 2015. Upon closing, we divested our $99 million investment in the joint venture, $65 million of goodwill and $41 million of accumulated other comprehensive losses. We also incurred approximately $7 million of transaction costs in 2015.

On February 16, 2015, we acquired a U.S. snack food company, Enjoy Life Foods, within our North America segment. We paid cash and settled debt totaling $81 million in connection with the acquisition. Upon finalizing the valuation of the acquired net assets during the second quarter of 2015, we recorded an $81 million purchase price allocation of $58 million in identifiable intangible assets, $20 million of goodwill and $3 million of other net assets. The acquisition-related costs and operating results of the acquisition were not material to our consolidated financial statements for the years ended December 31, 2016 and 2015.

Sales of Property:

On November 9, 2016, we completed the sale of a manufacturing plant in Russia and recorded total expenses of $12 million, including a related fixed asset impairment charge of $4 million within asset impairments and exit costs. The sale of the land, buildings and equipment generated cash proceeds of $6 million.

In 2016, we also sold property within our North America segment and from our centrally held corporate assets. In the third quarter, we sold property in North America that generated cash proceeds of $10 million and a pre-tax gain of $6 million and we sold a corporate aircraft hangar that generated cash proceeds of $3 million and a pre-tax gain of $1 million. In the second quarter, we also sold separate property in North America that generated cash proceeds of $40 million and a pre-tax gain of $33 million and we sold a corporate aircraft that generated cash proceeds of $20 million and a pre-tax gain of $6 million. The gains were recorded within selling, general and administrative expenses and cash proceeds were recorded in cash flows from other investing activities in year ended December 31, 2016.

Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2016	2015
	(in millions)

Raw materials	$722	$782
Finished product	1,865	1,930

	2,587	2,712
Inventory reserves	(118)	(103)

Inventories, net	$2,469	$2,609

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2016	2015
	(in millions)

Land and land improvements	$471	$495
Buildings and building improvements	2,801	2,753
Machinery and equipment	10,302	10,044
Construction in progress	1,113	1,262

	14,687	14,554
Accumulated depreciation	(6,458)	(6,192)

Property, plant and equipment, net	$8,229	$8,362

Capital expenditures of $1.2 billion for the year ended December 31, 2016 exclude $343 million of accrued capital expenditures remaining unpaid at December 31, 2016 and include payment for $322 million of capital expenditures that were accrued and unpaid at December 31, 2015.

In connection with our restructuring program, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $301 million in 2016, $264 million in 2015 and $173 million in 2014 (see Note 6, Restructuring Programs). These charges were recorded in the consolidated statements of earnings within asset impairment and exit costs and in the following segment results as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Latin America	$22	$46	$14
AMEA	44	88	34
Europe	122	65	42
North America	111	65	83
Corporate	2	–	–

Total non-cash asset write-downs	$301	$264	$173

Note 5. Goodwill and Intangible Assets

Goodwill by segment below reflects our latest segment structure for both periods presented:

	As of December 31,
	2016	2015
	(in millions)

Latin America	$897	$858
AMEA	3,324	3,537
Europe	7,170	7,404
North America	8,885	8,865

Goodwill	$20,276	$20,664

Intangible assets consisted of the following:

	As of December 31,
	2016	2015
	(in millions)

Non-amortizable intangible assets	$17,004	$17,527
Amortizable intangible assets	2,315	2,320

	19,319	19,847
Accumulated amortization	(1,218)	(1,079)

Intangible assets, net	$18,101	$18,768

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At December 31, 2016, the weighted-average life of our amortizable intangible assets was 13.5 years.

Amortization expense for intangible assets was $176 million in 2016, $181 million in 2015 and $206 million in 2014. We currently estimate annual amortization expense for each of the next five years to be approximately $171 million, estimated using December 31, 2016 exchange rates.

Changes in goodwill and intangible assets consisted of:

	2016		2015
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)

Balance at January 1	$20,664	$19,847	$23,389	$21,335
Changes due to:
Currency	(464)	(540)	(1,477)	(1,462)
Coffee business transactions and divestitures	(4)	(8)	(1,729)	–
Acquisitions	80	158	481	58
Asset impairments	–	(137)	–	(83)
Other	–	(1)	–	(1)

Balance at December 31	$20,276	$19,319	$20,664	$19,847

Changes to goodwill and intangibles were:

•	Coffee business transactions and divestitures – On December 1, 2016, we divested $4 million of goodwill related to the sale of a confectionery business in Costa Rica. On May 2, 2016, we sold $8 million of non-amortizable intangible assets in Finland. On July 2, 2015, we deconsolidated $1,664 million of goodwill and less than $1 million of intangible assets in connection with the coffee business transactions. On April 23, 2015, we completed the divestiture of our 50% equity interest in AGF, which resulted in divesting $65 million of goodwill. See Note 2, Divestitures and Acquisitions, for additional information on these transactions.
•	Acquisitions – On November 2, 2016, we purchased from Burton’s Biscuit Company certain intangibles, which include a license to manufacture, market and sell Cadbury-branded biscuits in additional key markets. As a result of the acquisition, we recorded a preliminary purchase price allocation of $156 million to goodwill and $72 million to amortizable intangible assets. In connection with the completion of the Vietnam biscuit operation in 2016, we finalized the purchase price allocation of the consideration paid to the net assets acquired and recorded $25 million of amortizable intangible assets and $61 million of non-amortizable intangible assets related to acquired trademarks and customer-related intangible assets. A preliminary goodwill balance was recorded in the third quarter of 2015 and subsequently adjusted by $76 million to $385 million during the first nine months of 2016 to reflect finalized intangible asset and other asset fair valuations. On February 16, 2015, we also acquired Enjoy Life Foods and recorded $20 million of goodwill and $58 million in identifiable intangible assets. See Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for additional information.
•	Asset impairments – We recorded $137 million of intangible asset impairments in 2016, $83 million in 2015 and $57 million in 2014. Charges related to our annual testing of non-amortizable intangible assets are described further below. Additionally, during 2016, $20 million of impairments recorded in our Europe segment related to the planned sale of a confectionery business in France (see Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for additional information). In 2016, we also recorded $19 million of charges in our Europe, North America and AMEA segments resulting from the discontinuation of four biscuit products and one candy product. Additionally, in 2015, in connection with the deconsolidation of our Venezuelan operations on December 31, 2015, we recorded $12 million of impairment charges within the loss on deconsolidation of Venezuela related to a biscuit trademark.

In 2016, 2015 and 2014, there were no impairments of goodwill. In connection with our 2016 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

During our 2016 annual testing of non-amortizable intangible assets, we recorded $98 million of impairment charges related to five trademarks. The impairments arose due to lower than expected product growth in part driven by decisions to redirect support from these trademarks to other regional and global brands, as well as slowdowns in local economies. We recorded charges related to biscuits, candy and gum trademarks of $41 million in AMEA, $32 million in North America, $22 million in Europe, and $3 million in Latin America. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We primarily use a relief of royalty valuation method, which utilizes estimates of future sales, growth rates, royalty rates and discount rates in determining a brand’s global fair value. During our 2016 intangible asset impairment review, we noted nine brands, including the five impaired trademarks, with $630 million of aggregate book value as of December 31, 2016 that each had a fair value in excess of book value of 10% or less. While the other four intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2015, we recorded a $44 million charge related to candy and biscuit trademarks in our AMEA segment, $22 million in Europe and $5 million in Latin America. In 2014, we recorded a $48 million charge related to a biscuit trademark in our AMEA segment and a $9 million charge related to a candy trademark in our Europe segment.

Note 6. Restructuring Programs

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”) and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a reallocation within the $5.7 billion total cost of the programs of $600 million of previously approved capital expenditures to be spent on restructuring program cash costs. There was no change to the total $5.7 billion cost of the programs and no change to the total $4.7 billion of cash outlays. The $5.7 billion total cost of the programs is now comprised of approximately $4.1 billion of restructuring program costs ($3.1 billion cash costs and $1 billion non-cash costs) and up to $1.6 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $2.5 billion related to the 2014-2018 Restructuring Program. We have incurred the majority of the program’s charges through 2016 and we expect to complete the program by year-end 2018.

Restructuring Costs:

We recorded restructuring charges of $714 million in 2016, $711 million 2015 and $274 million in 2014 within asset impairment and exit costs. The 2014-2018 Restructuring Program liability activity for the years ended December 31, 2016 and 2015 was:

	Severance
	and related	Asset
	costs	Write-downs	Total
	(in millions)

Liability balance, January 1, 2015	$224	$–	$224
Charges	442	269	711
Cash spent	(243)	–	(243)
Non-cash settlements / adjustments	(4)	(269)	(273)
Currency	(24)	–	(24)

Liability balance, December 31, 2015	$395	$–	$395

Charges	402	312	714
Cash spent	(315)	–	(315)
Non-cash settlements / adjustments	(9)	(312)	(321)
Currency	(9)	–	(9)

Liability balance, December 31, 2016	$464	$–	$464

We spent $315 million in 2016 and $243 million in 2015 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 9, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $321 million in 2016 and $273 million in 2015. At December 31, 2016, $379 million of our net restructuring liability was recorded within other current liabilities and $85 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $372 million in 2016, $291 million in 2015 and $107 million in 2014. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During 2016, 2015 and 2014, we recorded restructuring and implementation costs related to the 2014-2018 Restructuring Program within operating income by segment (as revised to reflect our new segment structure) as follows:

	Latin			North
	America	AMEA	Europe	America (1)	Corporate (2)	Total
	(in millions)

For the Year Ended December 31, 2016
Restructuring Costs	$111	$96	$310	$183	$14	$714
Implementation Costs	54	48	88	121	61	372

Total	$165	$144	$398	$304	$75	$1,086

For the Year Ended December 31, 2015
Restructuring Costs	$145	$181	$243	$114	$28	$711
Implementation Costs	39	26	78	69	79	291

Total	$184	$207	$321	$183	$107	$1,002

For the Year Ended December 31, 2014
Restructuring Costs	$81	$30	$96	$57	$10	$274
Implementation Costs	16	12	38	5	36	107

Total	$97	$42	$134	$62	$46	$381

Total Project 2014-2016 (3)
Restructuring Costs	$337	$307	$649	$354	$52	$1,699
Implementation Costs	109	86	204	195	176	770

Total	$446	$393	$853	$549	$228	$2,469

(1)	During 2016, our North America region implementation costs included incremental costs that we incurred related to re-negotiating collective bargaining agreements that expired at the end of February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.
(2)	Includes adjustment for rounding.
(3)	Includes all charges recorded since program inception on May 6, 2014 through December 31, 2016.

2012-2014 Restructuring Program

On October 1, 2012, we completed the Spin-Off of our North American grocery business, Kraft Foods Group, to our shareholders. Prior to this transaction, in 2012, our Board of Directors approved $1.5 billion of restructuring and related implementation costs (the “2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the 2012-2014 Restructuring Program was to ensure that Mondelēz International and Kraft Foods Group were each set up to operate efficiently and execute on our respective business strategies upon separation and in the future.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Through the end of 2014, we incurred total restructuring and related implementation charges of $899 million and completed incurring planned charges on the 2012-2014 Restructuring Program.

Restructuring Costs:

We recorded reversals to the restructuring charges of $4 million in 2015 related to accruals no longer required. We recorded restructuring charges of $360 million in 2014 within asset impairment and exit costs. During 2014, we recorded out-of-period accruals for $73 million of severance ($52 million related to 2014 and $21 million related to 2013) in connection with a change in the timing of accruals for ongoing negotiations with workers’ councils and labor unions.

The 2012-2014 Restructuring Program liability activity for the years ended December 31, 2016 and 2015 was:

	Severance
	and related	Asset
	costs	Write-downs	Total
	(in millions)

Liability balance, January 1, 2015	$128	$–	$128
Charges	(4)	–	(4)
Cash spent	(66)	–	(66)
Non-cash settlements / adjustments	(4)	–	(4)
Currency	(7)	–	(7)

Liability balance, December 31, 2015	$47	$–	$47

Charges	–	–	–
Cash spent	(21)	–	(21)
Non-cash settlements / adjustments	(6)	–	(6)
Currency	(1)	–	(1)

Liability balance, December 31, 2016	$19	$–	$19

We spent $21 million in 2016 and $66 million in 2015 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (See Note 9, Benefit Plans) and non-cash adjustments totaling $6 million in 2016 and $4 million in 2015. At December 31, 2016, $18 million of our net restructuring liability was recorded within other current liabilities and less than $1 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs related to our 2012-2014 Restructuring Program primarily relate to activities in connection with the Kraft Foods Group Spin-Off such as reorganizing our operations and facilities, the discontinuance of certain product lines and incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing our sales function. Within our continuing results of operations, we recorded implementation costs of $99 million in 2014. We recorded these costs within cost of sales and selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During 2014 and since inception of the 2012-2014 Restructuring Program, we recorded restructuring and implementation costs within operating income by segment (as revised to reflect our new segment structure) as follows:

	Latin			North
	America	AMEA	Europe	America	Corporate (1)	Total
	(in millions)

For the Year Ended December 31, 2014
Restructuring Costs	$8	$77	$162	$113	$–	$360
Implementation Costs	3	6	54	32	4	99

Total	$11	$83	$216	$145	$4	$459

Total Project 2012-2014 (2)
Restructuring Costs	$36	$83	$271	$337	$2	$729
Implementation Costs	3	8	90	65	4	170

Total	$39	$91	$361	$402	$6	$899

(1)	Includes adjustment for rounding.
(2)	Includes all charges recorded since program inception in 2012 through conclusion on December 31, 2014.

Note 7. Debt and Borrowing Arrangements

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2016		2015
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$2,371	1.0%	$–	0.0%
Bank loans	160	10.6%	236	9.5%

Total short-term borrowings	$2,531		$236

As of December 31, 2016, the commercial paper issued and outstanding had between 3 and 88 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. On October 14, 2016, the revolving credit agreement, which was scheduled to expire on October 11, 2018, was extended through October 11, 2021. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At December 31, 2016, we complied with this covenant as our shareholders’ equity, as defined by the covenant, was $36.3 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of December 31, 2016, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.8 billion at December 31, 2016 and $1.9 billion at December 31, 2015. Borrowings on these lines amounted to $160 million at December 31, 2016 and $236 million at December 31, 2015.

Long-Term Debt:

Our long-term debt consisted of (interest rates are as of December 31, 2016):

	As of December 31,
	2016	2015
	(in millions)

U.S. dollar notes, 0.881% to 7.000% (weighted-average effective rate 3.527%), due through 2040	$8,812	$8,371
Euro notes, 1.000% to 2.375% (weighted-average effective rate 1.808%), due through 2035	3,980	4,305
Pound sterling notes, 3.875% to 7.250% (weighted-average effective rate 4.441%), due through 2045	418	1,399
Swiss franc notes, 0.000% to 1.125% (weighted-average effective rate 0.636%), due through 2025	1,449	1,075
Capital leases and other obligations	9	12

Total	14,668	15,162
Less current portion of long-term debt	(1,451)	(605)

Long-term debt	$13,217	$14,557

Deferred debt issuance costs of $40 million as of December 31, 2016 and $46 million as of December 31, 2015 are netted against the related debt in the table above. These amounts were reclassified from long-term other assets to offset the related debt in the fourth quarter of 2015, except for deferred financing costs related to our revolving credit facility which remain in long-term other assets and were immaterial for all periods presented.

As of December 31, 2016, aggregate maturities of our debt and capital leases based on stated contractual maturities, excluding unamortized non-cash bond premiums, discounts, bank fees and mark-to-market adjustments of $(69) million, were (in millions):

2017	2018	2019	2020	2021	Thereafter	Total
$1,451	$1,144	$2,650	$658	$3,260	$5,574	$14,737

On December 16, 2016, we redeemed $850 million of 2.250% fixed rate notes, maturing on February 1, 2019, that were issued on January 16, 2014. The notes were redeemed at a redemption cost equal to $866 million, plus accrued and unpaid interest of $7 million. In connection with this redemption, during the three months ended December 31, 2016, we recorded a $19 million loss on debt extinguishment within interest and other expense, net.

On October 31, 2016, we completed a cash tender offer and retired $3.18 billion of U.S. dollar, euro and British pound sterling-denominated notes. We financed the repurchase of the notes, including the payment of accrued interest and other costs incurred, from net proceeds received on October 28, 2016 from the $3.75 billion note issuance and the term loans described below. In connection with retiring this debt, during the three months ended December 31, 2016, we recorded a $409 million loss on debt extinguishment within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized premiums and deferred financing costs in earnings at the time of the debt extinguishment. Cash costs related to tendering the debt are included in long-term debt repayments in the consolidated statement of cash flows for the year ended December 31, 2016. We also recognized $1 million in interest income related to the partial settlement of fair value hedges due to the tender.

On October 19, 2016, Mondelez International Holdings Netherlands B.V. (“MIHN”), a wholly owned subsidiary of Mondelēz International, Inc., launched an offering of $3.75 billion of notes, guaranteed by Mondelēz International, Inc. The $1.75 billion of 1.625% notes and the $500 million of floating rate notes will mature on October 28, 2019 and the $1.5 billion of 2.0% notes will mature on October 28, 2021. On October 28, 2016, we received proceeds, net of discounts and associated financing costs, of $3.73 billion. Proceeds from the notes issuance were used for general corporate purposes, including to grant loans or make distributions to Mondelēz International, Inc. or its subsidiaries to fund the October 2016 cash tender offer and near-term debt maturities. We recorded approximately $20 million of deferred financing costs and discounts, which will be amortized into interest expense over the life of the notes. We entered into cross-currency swaps, serving as cash flow hedges, so that the U.S. dollar-denominated debt payments will effectively be paid in euros over the life of the debt.

On October 14, 2016, MIHN executed a $1.5 billion bank term loan facility. The loan facility consists of two $750 million loans, one with a three-year maturity and the other with a five-year maturity. The term loans can be drawn at any time for 60 days after signing. On October 25, 2016, we gave notice of our intent to fully draw on the loan with a five-year maturity, and funding occurred on October 28, 2016. Proceeds from the $750 million term loan may be used for general corporate purposes, including funding of the tender offer or other debt. On October 25, 2016, we also gave notice of our intent to terminate the $750 million loan with the three-year maturity.

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

On March 20, 2015, we completed a cash tender offer and retired $2.5 billion of long-term U.S. dollar debt consisting of:

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

Our weighted-average interest rate on our total debt was 2.2% as of December 31, 2016, 3.7% as of December 31, 2015 and 4.3% as of December 31, 2014.

Fair Value of Our Debt:

The fair value of our short-term borrowings at December 31, 2016 and December 31, 2015 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At December 31, 2016, the aggregate fair value of our total debt was $17,882 million and its carrying value was $17,199 million. At December 31, 2015, the aggregate fair value of our total debt was $15,908 million and its carrying value was $15,398 million.

Interest and Other Expense, net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2016	2015	2014
		(in millions)

Interest expense, debt	$515	$609	$778
Loss on debt extinguishment and related expenses	427	753	495
JDE coffee business transactions currency-related net gains	–	(436)	(628)
Loss related to interest rate swaps	97	34	–
Other expense, net	76	53	43

Interest and other expense, net	$1,115	$1,013	$688

See Note 2, Divestitures and Acquisitions, and Note 8, Financial Instruments, for information on the currency exchange forward contracts associated with the JDE coffee business transactions. Also see Note 8, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the first quarters of 2016 and 2015.

Note 8. Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2016		2015
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$19	$8	$20	$7
Commodity contracts	17	22	37	35
Interest rate contracts	108	19	12	57

	$144	$49	$69	$99

Derivatives not designated as accounting hedges:
Currency exchange contracts	$29	$43	$61	$33
Commodity contracts	112	167	70	56
Interest rate contracts	27	19	43	28

	$168	$229	$174	$117

Total fair value	$312	$278	$243	$216

During 2016 and 2015, derivatives designated as accounting hedges include cash flow and fair value hedges and derivatives not designated as accounting hedges include economic hedges. Non-U.S. dollar denominated debt designated as a hedge of our net investments in non-U.S. operations is not reflected in the table above, but is included in long-term debt summarized in Note 7, Debt and Borrowing Arrangements. We record derivative assets and liabilities on a gross basis in our consolidated balance sheet. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments were determined using:

	As of December 31, 2016
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$(3)	$–	$(3)	$–
Commodity contracts	(60)	(86)	26	–
Interest rate contracts	97	–	97	–

Total derivatives	$34	$(86)	$120	$–

	As of December 31, 2015
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$41	$–	$41	$–
Commodity contracts	16	29	(13)	–
Interest rate contracts	(30)	–	(30)	–

Total derivatives	$27	$29	$(2)	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $133 million as of December 31, 2016 and margin deposits of $22 million as of December 31, 2015 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net asset position, our counterparties would owe us a total of $48 million as of December 31, 2016 and $52 million as of December 31, 2015. For derivatives we have in a net liability position, we would owe $2 million as of December 31, 2016. As of December 31, 2015, there were no Level 1 derivatives in a net liability position.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $40 million as of December 31, 2016 and $101 million as of December 31, 2015, and for derivatives we have in a net asset position, our counterparties would owe us a total of $162 million as of December 31, 2016 and $64 million as of December 31, 2015. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of December 31,
	2016	2015
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,343	$4,148
Forecasted transactions	1,452	1,094
Commodity contracts	837	732
Interest rate contracts	6,365	3,033
Net investment hedge – euro notes	4,012	4,345
Net investment hedge – pound sterling notes	419	1,404
Net investment hedge – Swiss franc notes	1,447	1,073

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Accumulated gain / (loss) at January 1	$(45)	$(2)	$117
Transfer of realized losses / (gains) in fair value to earnings	53	–	(40)
Unrealized gain / (loss) in fair value	(129)	(43)	(79)

Accumulated gain / (loss) at December 31	$(121)	$(45)	$(2)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Currency exchange contracts – forecasted transactions	$(1)	$83	$26
Commodity contracts	(4)	(52)	16
Interest rate contracts	(48)	(31)	(2)

Total	$(53)	$–	$40

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Currency exchange contracts – forecasted transactions	$8	$40	$82
Commodity contracts	(34)	(35)	(2)
Interest rate contracts	(103)	(48)	(159)

Total	$(129)	$(43)	$(79)

Pre-tax gains / (losses) on ineffectiveness recognized in net earnings from continuing operations were:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Commodity contracts	$2	$(4)	$(10)

Within interest and other expense, net, we recorded pre-tax losses of $97 million in the first quarter of 2016 and $34 million in the first quarter of 2015 related to amounts excluded from effectiveness testing. These amounts relate to interest rate swaps no longer designated as cash flow hedges due to changes in financing plans. Due to lower overall costs and our decision to hedge a greater portion of our net investments in operations that use currencies other than the U.S. dollar as their functional currencies, we changed our plans to issue U.S. dollar-denominated debt and instead issued euro and Swiss franc-denominated notes in the current year first quarter, and euro, British pound sterling and Swiss franc-denominated notes in the prior-year first quarter. Amounts excluded from effectiveness testing were not material for the remainder of 2016 and 2015 and prior year periods.

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

Based on current market conditions, we would expect to transfer losses of $31 million (net of taxes) for commodity cash flow hedges, unrealized gains of $10 million (net of taxes) for currency cash flow hedges and unrealized losses of $2 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of December 31, 2016, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 12 months;
•	interest rate transactions for periods not exceeding the next 6 years and 10 months; and
•	currency exchange transactions for periods not exceeding the next 12 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Years Ended December 31,
	2016	2015	2014
		(in millions)

Derivatives	$(6)	$(1)	$13
Borrowings	6	1	(13)

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,			Location of Gain / (Loss) Recognized
	2016	2015	2014	in Earnings
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$21	$29	$4	Interest and other expense, net
Forecasted transactions	(76)	29	29	Cost of sales
Forecasted transactions	11	435	610	Interest and other expense, net
Forecasted transactions	7	(12)	(4)	Selling, general and administrative expenses
Commodity contracts	(101)	(38)	(136)	Cost of sales

Total	$(138)	$443	$503

In connection with the coffee business transactions, we entered into a number of consecutive euro to U.S. dollar currency exchange forward contracts in 2015 and 2014 to lock in an equivalent expected value in U.S. dollars. The mark-to-market gains and losses on the derivatives were recorded in earnings. We recorded net gains of $436 million for the year ended December 31, 2015 and $628 million for the year ended December 31, 2014 within interest and other expense, net in connection with the forward contracts and the transferring of proceeds to our subsidiaries where coffee net assets and shares were deconsolidated. The currency hedge and related gains and losses were recorded within interest and other expense, net. See Note 2, Divestitures and Acquisitions — JDE Coffee Business Transactions, for additional information.

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

				Location of
	For the Years Ended December 31,			Gain / (Loss)
	2016	2015	2014	Recognized in AOCI
		(in millions)

Euro notes	$73	$268	$328	Currency
Pound sterling notes	148	42	39	Translation
Swiss franc notes	12	9	–	Adjustment

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

Obligations and Funded Status:

The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
		(in millions)

Benefit obligation at January 1	$1,566	$1,606	$9,547	$10,854
Service cost	57	64	147	188
Interest cost	61	67	229	307
Benefits paid	(32)	(35)	(425)	(435)
Settlements paid	(91)	(88)	–	1
Actuarial (gains) / losses	52	(49)	1,284	(262)
Deconsolidation of JDE coffee business	–	–	–	(261)
Divestiture	–	–	(5)	–
Currency	–	–	(979)	(766)
Other	1	1	16	(79)

Benefit obligation at December 31	1,614	1,566	9,814	9,547

Fair value of plan assets at January 1	1,247	1,216	7,721	8,362
Actual return on plan assets	118	(71)	1,079	192
Contributions	378	225	419	318
Benefits paid	(32)	(35)	(425)	(435)
Settlements paid	(91)	(88)	–	–
Deconsolidation of JDE coffee business	–	–	–	(130)
Divestiture	–	–	(4)	–
Currency	–	–	(863)	(579)
Other	–	–	(1)	(7)

Fair value of plan assets at December 31	1,620	1,247	7,926	7,721

Net pension assets (liability) at December 31	$6	$(319)	$(1,888)	$(1,826)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $1,540 million at December 31, 2016 and $1,463 million at December 31, 2015 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $9,531 million at December 31, 2016 and $9,267 million at December 31, 2015.

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

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $1,882 million at December 31, 2016 and $2,145 million at December 31, 2015. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2016	2015
	(in millions)

Prepaid pension assets	$159	$69
Other accrued liabilities	(27)	(31)
Accrued pension costs	(2,014)	(2,183)

	$(1,882)	$(2,145)

Certain of our U.S. and non-U.S. plans are underfunded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(in millions)

Projected benefit obligation	$96	$1,566	$8,386	$8,139
Accumulated benefit obligation	88	1,463	8,168	7,920
Fair value of plan assets	2	1,247	6,451	6,252

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2016	2015	2016	2015

Discount rate	4.19%	4.50%	2.31%	3.11%
Expected rate of return on plan assets	6.25%	6.75%	5.14%	5.87%
Rate of compensation increase	4.00%	4.00%	3.29%	3.18%

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

At the end of 2015, we changed the approach used to measure service and interest costs for pension benefits. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provided a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. The impact of this change was a decrease in net periodic pension cost of approximately $64 million for the year ended December 31, 2016. This change did not affect the measurement of our plan obligations. We accounted for this change as a change in accounting estimate and, accordingly, accounted for it on a prospective basis.

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	(in millions)

Service cost	$57	$64	$57	$147	$188	$184
Interest cost	61	67	67	229	307	388
Expected return on plan assets	(97)	(93)	(81)	(418)	(478)	(485)
Amortization:
Net loss from experience differences	42	43	29	120	141	106
Prior service cost (1)	2	2	2	(3)	15	–
Settlement losses and other expenses (2)	30	19	28	6	2	14

Net periodic pension cost	$95	$102	$102	$81	$175	$207

(1)	For the year ended December 31, 2015, amortization of prior service cost includes $17 million of pension curtailment losses related to employees who transitioned to JDE upon the contribution of our global coffee business. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.
(2)	Settlement losses include $15 million for the year ended December 31, 2016 and $9 million for the year ended December 31, 2015 of pension settlement losses for employees who elected lump-sum payments in connection with our 2014-2018 Restructuring Program. Retired employees who elected lump-sum payments resulted in net settlement losses in 2016 of $15 million for our U.S. plans and $6 million for our non-U.S. plans and in 2015 of $10 million for our U.S. plans and $2 million for our non-U.S. plans. Employees who elected lump-sum payments in connection with our 2012-2014 Restructuring Program and cost saving initiatives and retired employees who elected lump-sum payments resulted in net settlement losses for our U.S. plans of $28 million in 2014. In addition, we incurred special termination benefit costs of $2 million in 2014 in the non-U.S. plans related to the 2012-2014 Restructuring Program. See Note 6, Restructuring Programs, for more information. We recorded an additional $90 million of pension settlement losses related to the coffee business transactions within the gain on the coffee business transactions. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.

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

As of December 31, 2016, for the combined U.S. and non-U.S. pension plans, we expected to amortize from accumulated other comprehensive earnings / (losses) into net periodic pension cost during 2017:

•	an estimated $202 million of net loss from experience differences; and
•	$1 million of estimated prior service credit.

We used the following weighted-average assumptions to determine our net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014

Discount rate	4.50%	4.20%	5.10%	3.11%	2.99%	4.03%
Expected rate of return on plan assets	6.75%	7.25%	7.75%	5.87%	5.96%	6.17%
Rate of compensation increase	4.00%	4.00%	4.00%	3.18%	3.26%	3.63%

Plan Assets:

The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2016
		Quoted Prices	Significant
Asset Category	Total Fair Value	in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

U.S. equity securities	$1	$1	$–	$–
Non-U.S. equity securities	427	427	–	–
Pooled funds - equity securities	1,524	286	1,235	3

Total equity securities	1,952	714	1,235	3

Government bonds	3,009	37	2,972	–
Pooled funds - fixed-income securities	756	103	618	35
Corporate bonds and other fixed-income securities	852	357	(43)	538

Total fixed-income securities	4,617	497	3,547	573

Real estate	170	98	50	22
Hedge funds	–	–	–	–
Private equity	2	–	–	2
Cash	73	72	1	–
Other	3	1	–	2

Total assets in the fair value hierarchy	$6,817	$1,382	$4,833	$602

Investments measured at net asset value	2,667

Total Investments at fair value	$9,484

	As of December 31, 2015
		Quoted Prices	Significant
Asset Category	Total Fair Value	in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

U.S. equity securities	$2	$2	$–	$–
Non-U.S. equity securities	498	412	86	–
Pooled funds - equity securities	1,468	275	1,193	–

Total equity securities	1,968	689	1,279	–

Government bonds	1,770	35	1,735	–
Pooled funds - fixed-income securities	575	118	431	26
Corporate bonds and other fixed-income securities	1,686	320	701	665

Total fixed-income securities	4,031	473	2,867	691

Real estate	339	109	–	230
Hedge funds	–	–	–	–
Private equity	2	–	–	2
Cash	138	138	–	–
Other	2	1	–	1

Total assets in the fair value hierarchy	$6,480	$1,410	$4,146	$924

Investments measured at net asset value	2,422

Total investments at fair value	$8,902

We excluded plan assets of $62 million at December 31, 2016 and $66 million at December 31, 2015 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

Fair value measurements:

•	Level 1 – includes primarily U.S and non-U.S. equity securities and government bonds valued using quoted prices in active markets.
•	Level 2 – includes primarily pooled funds, including assets in real estate pooled funds, valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level 2 plan assets also include corporate bonds and other fixed-income securities, valued using independent observable market inputs, such as matrix pricing, yield curves and indices.
•	Level 3 – includes investments valued using unobservable inputs that reflect the plans’ assumptions that market participants would use in pricing the assets, based on the best information available.
•	Fair value estimates for pooled funds are calculated by the investment advisor when reliable quotations or pricing services are not readily available for certain underlying securities. The estimated value is based on either cost or last sale price for most of the securities valued in this fashion.
•	Fair value estimates for private equity investments are calculated by the general partners using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, degree of liquidity, restrictions on the disposition, latest round of financing data, company financial statements, relevant valuation multiples and discounted cash flow analyses.
•	Fair value estimates for real estate investments are calculated by the investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance.
•	Fair value estimates for investments in hedge fund-of-funds are calculated by the investment managers using the net asset value per share of the investment as reported by the money managers of the underlying funds.
•	Fair value estimates for certain fixed-income securities such as insurance contracts are calculated based on the future stream of benefit payments discounted using prevailing interest rates based on the valuation date.
•	Net asset value – primarily includes real estate funds, hedge funds and private equity investments for which net asset values are normally used.

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings / (losses), included:

Asset Category	January 1, 2016 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2016 Balance
	(in millions)
Non-U.S. equity	$–	$–	$–	$3	$–	3
Pooled funds- fixed-income securities	26	6	15	(7)	(5)	35
Corporate bond and other fixed-income securities	665	21	(41)	–	(107)	538
Real estate	230	–	(184)	(3)	(21)	22
Hedge funds	–	–	–	–	–	–
Private equity	3	–	–	1	–	4

Total Level 3 investments	$924	$27	$(210)	$(6)	$(133)	$602

Asset Category	January 1, 2015 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2015 Balance
	(in millions)
Pooled funds- fixed-income securities	$97	$(1)	$25	$(89)	$(6)	$26
Corporate bond and other fixed-income securities	749	4	(50)	–	(38)	665
Real estate	292	19	61	(125)	(17)	230
Hedge funds	829	13	(312)	(499)	(31)	–
Private equity	240	17	(36)	(206)	(12)	3

Total Level 3 investments	$2,207	$52	$(312)	$(919)	$(104)	$924

The decreases in Level 3 pension plan investments during 2016 were primarily due to net settlements in real estate funds and the effects of currency. The decreases in Level 3 pension plan investments during 2015 were primarily due to net settlements in hedge funds and the effects of currency.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2016	2015	2016	2015

Equity securities	33%	32%	29%	32%
Fixed-income securities	63%	65%	57%	50%
Real estate	4%	3%	5%	6%
Hedge funds	–	–	6%	7%
Private equity	–	–	2%	3%
Cash	–	–	1%	1%
Other	–	–	–	1%

Total	100%	100%	100%	100%

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

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 34% equity securities (including investments in real estate), approximately 64% fixed-income securities and approximately 2% other alternative securities. Our investment strategy for our largest non-U.S. plan, which comprises 63% of our non-U.S. pension assets, is designed to balance risk and return by diversifying across a wide range of return-seeking and liability matching assets, invested in a range of both active and passive mandates. We target an allocation of approximately 24% in equity securities, 21% credit, 6% private markets, 9% other diversifying assets, and 40% liability matching assets. The strategy uses indexed global developed equities, actively managed global investment grade and alternative credit, global private equity and real estate, other diversifying assets including hedge funds, and other liability matching assets including a buy-in annuity policy.

Employer Contributions:

In 2016, we contributed $378 million (of which, $350 million was voluntarily contributed) to our U.S. pension plans and $403 million (of which, $100 million was a non-recurring contribution related to merging our legacy Cadbury plans in the United Kingdom) to our non-U.S. pension plans. In addition, employees contributed $16 million to our non-U.S. plans. We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability.

In 2017, we estimate that our pension contributions will be $13 million to our U.S. plans and $455 million to our non-U.S. plans based on current tax laws. Of the total 2017 pension contributions, $250 million is expected to be non-recurring. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments:

The estimated future benefit payments from our pension plans at December 31, 2016 were (in millions):

Year ending:	2017	2018	2019	2020	2021	2022-2026

U.S. Plans	$89	$97	$103	$107	$108	$568
Non-U.S. Plans	357	356	363	378	400	2,138

Multiemployer Pension Plans:

In accordance with obligations we have under collective bargaining agreements, we made contributions to multiemployer pension plans of $25 million in 2016, $31 million in 2015 and $32 million in 2014. There are risks of participating in multiemployer pension plans that are different from single employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan are borne by the remaining participating employers. If the Company stops participating in its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the unfunded vested benefits of the plans, referred to as a withdrawal liability.

The only individually significant multiemployer plan we participate in as of December 31, 2016 is the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund”). Our contributions to the Fund exceeded 5% of total contributions to the Fund for fiscal years 2016, 2015 and 2014. Our contributions to the Fund were $21 million in 2016, $27 million in 2015 and $25 million in 2014. Our contributions to other multiemployer pension plans that were not individually significant were $4 million in 2016, $4 million in 2015 and $7 million in 2014. Our contributions are based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and Fund surcharges.

Expiration Date
		Pension	FIP / RP		of Collective-
	EIN / Pension	Protection Act	Status Pending /	Surcharge	Bargaining
Pension Fund	Plan Number	Zone Status	Implemented	Imposed	Agreements

Bakery and Confectionery Union and Industry International Pension Fund	526118572	Red	Implemented	Yes	2/29/2016

Effective January 1, 2012, the Fund’s zone status changed to “Red”. As a result of this certification, beginning in July 2012, we were charged a 10% surcharge on our contribution rates. The Fund subsequently adopted a rehabilitation plan on November 7, 2012 that required contribution increases and reductions to benefit provisions. Although our collective bargaining agreements with the Fund expired during 2016, we are obligated to make contributions to the Fund and we continue to work with the union toward reaching an agreement. The Fund’s actuarial valuation was last completed as of January 1, 2016. As of August 28, 2016, the 10% surcharge is no longer applicable but we are required to pay higher contributions under the Fund’s rehabilitation plan.

Other Costs:

We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $44 million in 2016, $45 million in 2015 and $46 million in 2014.

Postretirement Benefit Plans

Obligations:

Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2016	2015
	(in millions)

Accrued benefit obligation at January 1	$511	$538
Service cost	12	15
Interest cost	20	22
Benefits paid	(14)	(10)
Plan amendments (1)	(149)	–
Currency	3	(22)
Assumption changes	34	(30)
Actuarial (gains) / losses	(23)	(2)

Accrued benefit obligation at December 31	$394	$511

(1)	Plan amendments included a change in eligibility requirements related to medical and life insurance benefits and a change in benefits for Medicare-eligible participants.

The current portion of our accrued postretirement benefit obligation of $12 million at December 31, 2016 and $11 million at December 31, 2015 was included in other accrued liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2016	2015	2016	2015

Discount rate	4.14%	4.60%	4.55%	4.77%
Health care cost trend rate assumed for next year	6.50%	6.50%	5.50%	5.37%
Ultimate trend rate	5.00%	5.00%	5.68%	5.55%
Year that the rate reaches the ultimate trend rate	2020	2020	2018	2018

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

At the end 2015, we changed the approach used to measure service and interest costs for other postretirement benefits. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provided a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. The impact of this change was a decrease in net periodic postretirement cost of approximately $4 million for the year ended December 31, 2016. This change does not affect the measurement of our plan obligations. We accounted for this change as a change in accounting estimate and, accordingly, accounted for it on a prospective basis.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	As of December 31, 2016
	One-Percentage-Point
	Increase	Decrease
	(in millions)

Effect on postretirement benefit obligation	$41	$(33)
Effect on annual service and interest cost	3	(2)

Components of Net Periodic Postretirement Health Care Costs:

Net periodic postretirement health care costs consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Service cost	$12	$15	$13
Interest cost	20	22	22
Amortization:
Net loss from experience differences	10	13	5
Prior service credit (1)	(20)	(7)	(10)

Net periodic postretirement health care costs	$22	$43	$30

(1)	For the year ended December 31, 2016, amortization of prior service credit includes $9 million of curtailment gain related to a change in the eligibility requirement.

As of December 31, 2016, we expected to amortize from accumulated other comprehensive earnings / (losses) into pre-tax net periodic postretirement health care costs during 2017:

•	an estimated $15 million of net loss from experience differences, and
•	an estimated $40 million of prior service credit.

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014

Discount rate	4.60%	4.20%	5.10%	4.77%	4.52%	5.17%
Health care cost trend rate	6.50%	6.50%	7.00%	5.50%	5.18%	5.11%

Future Benefit Payments:

Our estimated future benefit payments for our postretirement health care plans at December 31, 2016 were (in millions):

Year ending:	2017	2018	2019	2020	2021	2022-2026

U.S. Plans	$8	$10	$11	$12	$13	$80
Non-U.S. Plans	5	5	5	6	6	34

Other Costs:

We made contributions to multiemployer medical plans totaling $19 million in 2016, $20 million in 2015 and $18 million in 2014. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans

Obligations:

Our postemployment plans are primarily not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2016 and 2015 were:

	2016	2015
	(in millions)

Accrued benefit obligation at January 1	$95	$94
Service cost	7	7
Interest cost	6	5
Benefits paid	(9)	(7)
Assumption changes	(21)	(3)
Actuarial gains	(7)	(1)

Accrued benefit obligation at December 31	$71	$95

The accrued benefit obligation was determined using a weighted-average discount rate of 6.2% in 2016 and 2015, an assumed weighted-average ultimate annual turnover rate of 0.3% in 2016 and 2015, assumed compensation cost increases of 4.0% in 2016 and 2015 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Periodic Postemployment Costs:

Net periodic postemployment costs consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Service cost	$7	$7	$9
Interest cost	6	5	6
Amortization of net gains	(1)	–	–

Net periodic postemployment costs	$12	$12	$15

As of December 31, 2016, the estimated net gain for the postemployment benefit plans that we expected to amortize from accumulated other comprehensive earnings / (losses) into net periodic postemployment costs during 2017 was approximately $4 million.

Note 10. Stock Plans

Under our Amended and Restated 2005 Performance Incentive Plan (the “Plan”), we are authorized through May 21, 2024 to issue a maximum of 243.7 million shares of our Common Stock to employees and non-employee directors. As of December 31, 2016, there were 74.2 million shares available to be granted under the Plan.

Stock Options:

Stock options (including stock appreciation rights) are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options held by our employees of $57 million in 2016, $50 million in 2015 and $47 million in 2014 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $15 million in 2016, $13 million in 2015 and $12 million in 2014. The unamortized compensation expense related to our employee stock options was $52 million at December 31, 2016 and is expected to be recognized over a weighted-average period of 1 year.

Our weighted-average Black-Scholes fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2016	1.40%	6 years	23.11%	1.61%	$7.86
2015	1.70%	6 years	18.51%	1.61%	$6.12
2014	1.87%	6 years	21.48%	1.64%	$6.60

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

Stock option activity is reflected below:

		Weighted-
		Average	Average
		Exercise or	Remaining	Aggregate
	Shares Subject	Grant Price	Contractual	Intrinsic
	to Option	Per Share	Term	Value

Balance at January 1, 2014	55,783,439	$21.96		$744 million

Annual grant to eligible employees	9,919,810	34.17
Additional options issued	500,250	33.65

Total options granted	10,420,060	34.14
Options exercised (1)	(8,076,550)	20.85		$125 million
Options cancelled	(1,695,398)	27.65

Balance at December 31, 2014	56,431,551	24.19		$685 million

Annual grant to eligible employees	8,899,530	36.94
Additional options issued	901,340	35.84

Total options granted	9,800,870	36.84
Options exercised (1)	(6,444,515)	22.94		$108 million
Options cancelled	(2,753,798)	32.35

Balance at December 31, 2015 (2)	57,034,108	26.12		$1,068 million

Annual grant to eligible employees	7,517,290	39.70
Additional options issued	115,800	42.26

Total options granted	7,633,090	39.74
Options exercised (1)	(8,883,101)	24.09		$174 million
Options cancelled	(2,182,485)	35.23

Balance at December 31, 2016	53,601,612	28.02	6 years	$874 million

Exercisable at December 31, 2016	39,016,883	24.43	5 years	$777 million

(1)	Cash received from options exercised was $221 million in 2016, $148 million in 2015 and $168 million in 2014. The actual tax benefit realized for the tax deductions from the option exercises totaled $31 million in 2016, $58 million in 2015 and $29 million in 2014.
(2)	Prior-year aggregate intrinsic value has been revised.

Deferred Stock Units, Performance Share Units and Restricted Stock:

Historically we have made grants of deferred stock units, performance share units and restricted stock. Beginning in 2016, we only grant deferred stock units and performance share units and no longer grant restricted stock. We may grant shares of deferred stock units to eligible employees, giving them, in most instances, all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber the shares and our deferred stock units do not have voting rights until vested. Shares of deferred stock units are subject to forfeiture if certain employment conditions are not met. Deferred stock units generally vest on the third anniversary of the grant date. Performance share units granted under our 2005 Plan vest based on varying performance, market and service conditions. The unvested performance share units have no voting rights and do not pay dividends. Dividend equivalents accumulated over the vesting period are paid only after the performance share units vest.

The fair value of the deferred stock units, performance share units and restricted stock at the date of grant is amortized to earnings over the restriction period. We recorded compensation expense related to deferred stock units, performance share units and restricted stock of $83 million in 2016, $86 million in 2015 and $94 million in 2014 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $22 million in 2016, $24 million in 2015 and $26 million in 2014. The unamortized compensation expense related to our deferred stock units, performance share units and restricted stock was $111 million at December 31, 2016 and is expected to be recognized over a weighted-average period of 2 years.

Our deferred stock unit, performance share unit and restricted stock activity is reflected below:

			Weighted-Average	Weighted-Average
	Number		Fair Value	Aggregate
	of Shares	Grant Date	Per Share	Fair Value

Balance at January 1, 2014	11,648,587		$24.48

Annual grant to eligible employees:		Feb. 19, 2014
Performance share units	1,143,620		34.97
Restricted stock	750,410		34.17
Deferred stock units	1,240,820		34.17
Additional shares granted (1)	935,463	Various	33.15

Total shares granted	4,070,313		34.16	$139 million
Vested (2)	(4,380,452)		22.98	$101 million
Forfeited (2)	(755,808)		28.14

Balance at December 31, 2014	10,582,640		28.56

Annual grant to eligible employees:		Feb. 18, 2015
Performance share units	1,598,290		36.94
Restricted stock	386,910		36.94
Deferred stock units	866,640		36.94
Additional shares granted (1)	1,087,322	Various	39.35

Total shares granted	3,939,162		37.61	$148 million
Vested (2)	(3,905,745)		37.83	$148 million
Forfeited (2)	(1,197,841)		32.51

Balance at December 31, 2015	9,418,216		28.00

Annual grant to eligible employees:		Feb. 22, 2016
Performance share units	1,406,500		39.70
Deferred stock units	1,040,790		39.70
Additional shares granted (1)	864,851	Various	31.29

Total shares granted	3,312,141		37.50	$124 million
Vested (2)	(3,992,902)		40.22	$161 million
Forfeited (2)	(1,143,828)		37.49

Balance at December 31, 2016	7,593,627		24.29

(1)	Includes performance share units, deferred stock units and restricted stock.
(2)	Includes performance share units, deferred stock units and restricted stock. The actual tax benefit realized for the tax deductions from the shares vested totaled $18 million in 2016, $18 million in 2015 and $20 million in 2014.

Note 11. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Class A common stock (“Common Stock”) and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2016, 2015 and 2014. Shares of Common Stock issued, in treasury and outstanding were:

			Shares
	Shares Issued	Treasury Shares	Outstanding

Balance at January 1, 2014	1,996,537,778	(291,141,184)	1,705,396,594
Shares repurchased	–	(51,931,864)	(51,931,864)
Exercise of stock options and issuance of other stock awards	–	10,176,269	10,176,269

Balance at December 31, 2014	1,996,537,778	(332,896,779)	1,663,640,999

Shares repurchased	–	(91,875,878)	(91,875,878)
Exercise of stock options and issuance of other stock awards	–	8,268,033	8,268,033

Balance at December 31, 2015	1,996,537,778	(416,504,624)	1,580,033,154

Shares repurchased	–	(61,972,713)	(61,972,713)
Exercise of stock options and issuance of other stock awards	–	10,305,100	10,305,100

Balance at December 31, 2016	1,996,537,778	(468,172,237)	1,528,365,541

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2016, 134 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2016, we had repurchased $8.2 billion of Common Stock pursuant to this authorization. During 2016, we repurchased 62.0 million shares of Common Stock at an average cost of $41.97 per share, or an aggregate cost of $2.6 billion, all of which was paid during 2016. All share repurchases were funded through available cash and commercial paper issuances. During 2015, we repurchased 91.9 million shares of Common Stock at an average cost of $39.43 per share, or an aggregate cost of $3.6 billion, all of which was paid during 2015. As of December 31, 2016, we have $2.8 billion in remaining share repurchase capacity.

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

As we previously disclosed in February 2011, we received a subpoena from the SEC in connection with an investigation under the Foreign Corrupt Practices Act (“FCPA”), primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requested information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. In January 2017, we reached an agreement with the SEC to settle charges related to internal controls and books-and-records provisions of the FCPA without admitting or denying the charges. As part of the settlement, Mondelēz International Inc. agreed to pay a civil penalty of $13 million to resolve the investigation. We do not anticipate any material adverse effect on our business or financial condition as a result of resolving this matter.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($55 million as of December 31, 2016) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($86 million as of December 31, 2016). We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015 and December 2015 on the same issue but covering the periods January to October 2014 and November 2014 to September 2015, respectively. These notices added a total of 2.4 billion Indian rupees ($35 million as of December 31, 2016) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority and interest. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

In April 2013, the staff of the U.S. Commodity Futures Trading Commission (“CFTC”) advised us and Kraft Foods Group that it was investigating activities related to the trading of December 2011 wheat futures contracts that occurred prior to the Spin-Off of Kraft Foods Group. We cooperated with the staff in its investigation. On April 1, 2015, the CFTC filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “CFTC action”). The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. In December 2015, the court denied Mondelēz Global and Kraft Foods Group’s motion to dismiss the CFTC’s claims of market manipulation and attempted manipulation, and the parties are now in discovery. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the Northern District of Illinois. In June 2016, the court denied Mondelēz Global and Kraft Foods Group’s motion to dismiss, and the parties are now in discovery. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to predominantly bear any monetary penalties or other payments in connection with the CFTC action.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2016, we had no material third-party guarantees recorded on our consolidated balance sheet.

Leases:

Rental expenses recorded in continuing operations were $317 million in 2016, $331 million in 2015 and $399 million in 2014. As of December 31, 2016, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

2017	2018	2019	2020	2021	Thereafter	Total

$ 241	$175	$143	$115	$90	$157	$921

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings / (losses) to net earnings (net of tax) were net losses of $250 million in 2016, $350 million in 2015 and $79 million in 2014.

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Currency Translation Adjustments:
Balance at beginning of period	$(8,006)	$(5,042)	$(1,414)
Currency translation adjustments	(847)	(2,905)	(3,433)
Reclassification to earnings related to:
Venezuela deconsolidation	–	99	–
Equity method investment exchange	57	–	–
Tax (expense) / benefit	(135)	(184)	(228)

Other comprehensive earnings / (losses)	(925)	(2,990)	(3,661)
Less: loss attributable to noncontrolling interests	17	26	33

Balance at end of period	(8,914)	(8,006)	(5,042)

Pension and Other Benefit Plans:
Balance at beginning of period	$(1,934)	$(2,274)	$(1,592)
Net actuarial gain / (loss) arising during period	(491)	(60)	(1,388)
Tax (expense) / benefit on net actuarial gain / (loss)	70	3	442
Losses / (gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	150	207	132
Settlement losses (1)	36	111	42
Venezuela deconsolidation	–	2	–
Tax (expense) / benefit on reclassifications (2)	(46)	(69)	(56)
Currency impact	128	146	146

Other comprehensive earnings / (losses)	(153)	340	(682)

Balance at end of period	(2,087)	(1,934)	(2,274)

Derivative Cash Flow Hedges:
Balance at beginning of period	$(46)	$(2)	$117
Net derivative gains / (losses)	(151)	(75)	(166)
Tax (expense) / benefit on net derivative gain / (loss)	20	30	86
Losses / (gains) reclassified into net earnings:
Currency exchange contracts – forecasted transactions (3)	3	(90)	(27)
Commodity contracts (3)	9	64	(21)
Interest rate contracts (4)	83	47	3
Tax (expense) / benefit on reclassifications (2)	(42)	(21)	6
Currency impact	3	1	–

Other comprehensive earnings / (losses)	(75)	(44)	(119)

Balance at end of period	(121)	(46)	(2)

Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(9,986)	$(7,318)	$(2,889)
Total other comprehensive earnings / (losses)	(1,153)	(2,694)	(4,462)
Less: loss attributable to noncontrolling interests	17	26	33

Other comprehensive earnings / (losses) attributable to Mondelēz International	(1,136)	(2,668)	(4,429)

Balance at end of period	$(11,122)	$(9,986)	$(7,318)

(1)	These reclassified gains or losses are included in the components of net periodic benefit costs disclosed in Note 9, Benefit Plans. Settlement losses include the transfer of coffee business-related pension obligations in the amount of $90 million in 2015.
(2)	Taxes related to reclassified gains or losses are recorded within the provision for income taxes.
(3)	These reclassified gains or losses are recorded within cost of sales.
(4)	These reclassified gains or losses are recorded within interest and other expense, net.

Note 14. Income Taxes

Earnings / (losses) from continuing operations before income taxes and the provision for income taxes consisted of:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)
Earnings / (losses) from continuing operations before income taxes:
United States	$(364)	$43	$(135)
Outside United States	1,818	7,841	2,689

Total	$1,454	$7,884	$2,554

Provision for income taxes:
United States federal:
Current	$(227)	$(90)	$(125)
Deferred	141	136	28

	(86)	46	(97)
State and local:
Current	7	6	20
Deferred	8	(3)	11

	15	3	31

Total United States	(71)	49	(66)

Outside United States:
Current	490	707	644
Deferred	(290)	(163)	(225)

Total outside United States	200	544	419

Total provision for income taxes	$129	$593	$353

We recorded out-of-period adjustments of $14 million net expense in 2015 and $31 million net expense in 2014 that had an immaterial impact on the annual provision for income taxes.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons:

	For the Years Ended December 31,
	2016	2015	2014

U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase / (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	0.8%	(0.1)%	0.3%
Foreign rate differences	(18.6)%	(2.5)%	(14.5)%
Reversal of other tax accruals no longer required	(7.7)%	(1.4)%	(10.5)%
Tax accrual on investment in Keurig	2.3%	–	–
Tax legislation	(4.0)%	(0.5)%	–
Gains on coffee business transactions and divestitures	–	(26.9)%	–
Loss on deconsolidation of Venezuela	–	3.5%	–
Remeasurement of net monetary assets in Venezuela	–	–	1.7%
Non-deductible expenses	0.9%	0.3%	1.5%
Other	0.2%	0.1%	0.3%

Effective tax rate	8.9%	7.5%	13.8%

Our 2016 effective tax rate of 8.9% was favorably impacted by the mix of pre-tax income in various non-U.S. tax jurisdictions and net tax benefits from $161 million of discrete one-time events. The discrete net tax benefits related to favorable audit settlements and statutes of limitations in various jurisdictions and the net reduction of our U.K. and French deferred tax liabilities resulting from tax legislation enacted during 2016 that reduced the corporate income tax rates in each country.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2016	2015
	(in millions)

Deferred income tax assets:
Accrued postretirement and postemployment benefits	$214	$230
Accrued pension costs	370	414
Other employee benefits	237	265
Accrued expenses	379	343
Loss carryforwards	619	636
Other	331	352

Total deferred income tax assets	2,150	2,240

Valuation allowance	(310)	(303)

Net deferred income tax assets	$1,840	$1,937

Deferred income tax liabilities:
Intangible assets	$(5,174)	$(5,365)
Property, plant and equipment	(557)	(636)
Other	(472)	(409)

Total deferred income tax liabilities	(6,203)	(6,410)

Net deferred income tax liabilities	$(4,363)	$(4,473)

At December 31, 2016, the company has pre-tax loss carryforwards of $3,517 million, of which $1,223 million will expire at various dates between 2017 and 2036 and the remaining $2,294 million can be carried forward indefinitely.

Our significant valuation allowances relate to loss carryforwards in Mexico and Ireland where we do not currently expect to generate gains of the proper character to utilize the carryforwards in the future.

At December 31, 2016, neither applicable U.S. federal income taxes nor foreign withholding taxes have been provided on approximately $19.8 billion of accumulated earnings of non-U.S. subsidiaries that are expected to be indefinitely reinvested. It is impracticable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Future tax law changes or changes in the needs of our non-U.S. subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that were previously expected to be indefinitely reinvested.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2016	2015	2014
		(in millions)

January 1	$756	$852	$1,189
Increases from positions taken during prior periods	18	34	143
Decreases from positions taken during prior periods	(123)	(74)	(247)
Increases from positions taken during the current period	90	84	147
Decreases relating to settlements with taxing authorities	(75)	(13)	(203)
Reductions resulting from the lapse of the applicable statute of limitations	(43)	(41)	(64)
Currency / other	(13)	(86)	(113)

December 31	$610	$756	$852

As of January 1, 2016, our unrecognized tax benefits were $756 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $652 million. Our unrecognized tax benefits were $610 million at December 31, 2016, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $549 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $40 million due to unfavorable audit developments or decrease by approximately $160 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $185 million as of January 1, 2016 and $189 million as of December 31, 2016. Our 2016 provision for income taxes included $15 million for interest and penalties.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. Examination by the IRS of our 2013-2015 U.S. federal income tax filings will begin in the first quarter of 2017. U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. Years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): Brazil (2011), China (2007), France (2010), Germany (2010), India (2005), Italy (2011) and the United Kingdom (2013).

Note 15. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions, except per share data)

Net earnings	$1,669	$7,291	$2,201
Noncontrolling interest	(10)	(24)	(17)

Net earnings attributable to Mondelēz International	$1,659	$7,267	$2,184

Weighted-average shares for basic EPS	1,556	1,618	1,691
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	17	19	18

Weighted-average shares for diluted EPS	1,573	1,637	1,709

Basic earnings per share attributable to Mondelēz International	$1.07	$4.49	$1.29

Diluted earnings per share attributable to Mondelēz International:	$1.05	$4.44	$1.28

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 7.8 million antidilutive stock options for the year ended December 31, 2016, 5.1 million antidilutive stock options for the year ended December 31, 2015 and 8.6 million antidilutive stock options for the year ended December 31, 2014.

Note 16. Segment Reporting

We manufacture and market primarily snack food products, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy and various cheese & grocery products, as well as powdered beverage products. We manage our global business and report operating results through geographic units.

Our operations and management structure are organized into four reportable operating segments:

•	Latin America
•	AMEA
•	Europe
•	North America

On October 1, 2016, we integrated our EEMEA operating segment into our Europe and Asia Pacific operating segments to further leverage and optimize the operating scale built within the Europe and Asia Pacific regions. Russia, Ukraine, Turkey, Belarus, Georgia and Kazakhstan were combined within our Europe operating segment, while the remaining Middle East and African countries were combined within our Asia Pacific region to form the AMEA regional operating segment. We have reflected the segment change as if it had occurred in all periods presented.

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

Historically, we have recorded income from equity method investments within our operating income as these investments were part of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in equity method investment earnings outside of segment operating income. For the six months ended December 31, 2015, after-tax equity method investment net earnings were less than $1 million on a combined basis. Earnings from equity method investments through July 2, 2015 recorded within segment operating income were $52 million in AMEA and $4 million in North America. For the year ended December 31, 2014, these earnings were $104 million in AMEA and $9 million in North America. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, and Note 2, Divestitures and Acquisitions, for additional information.

In 2015, we also began to report stock-based compensation for our corporate employees within general corporate expenses that were reported within our North America region. We reclassified $32 million of corporate stock-based compensation expense in 2015 from the North America segment to general corporate expenses.

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

Our segment net revenues and earnings, revised to reflect our new segment structure, were:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Net revenues:
Latin America (1)	$3,392	$4,988	$5,153
AMEA (2)	5,816	6,002	6,367
Europe (2)	9,755	11,672	15,788
North America	6,960	6,974	6,936

Net revenues	$25,923	$29,636	$34,244

(1)	Net revenues of $1,217 million for 2015 and $760 million for 2014 from our Venezuelan subsidiaries are included in our consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our consolidated financial statements. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe and AMEA segments. Net revenues of our global coffee business were $1,561 million in Europe and $66 million in AMEA for the year ended December 31, 2015. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Earnings before income taxes:
Operating income:
Latin America	$271	$485	$475
AMEA	506	389	530
Europe	1,267	1,350	1,952
North America	1,078	1,105	922
Unrealized (losses) / gains on hedging activities (mark-to-market impacts)	(94)	96	(112)
General corporate expenses	(291)	(383)	(317)
Amortization of intangibles	(176)	(181)	(206)
Gains on divestitures and JDE coffee business transactions	9	6,822	–
Loss on deconsolidation of Venezuela	–	(778)	–
Acquisition-related costs	(1)	(8)	(2)

Operating income	2,569	8,897	3,242
Interest and other expense, net	(1,115)	(1,013)	(688)

Earnings before income taxes	$1,454	$7,884	$2,554

No single customer accounted for 10% or more of our net revenues from continuing operations in 2016. Our five largest customers accounted for 16.6% and our ten largest customers accounted for 22.9% of net revenues from continuing operations in 2016.

Items impacting our segment operating results are discussed in Note 1, Summary of Significant Accounting Policies, including the Venezuela deconsolidation and currency devaluation, Note 2, Divestitures and Acquisitions, Note 5, Goodwill and Intangible Assets, and Note 6, Restructuring Programs. Also see Note 7, Debt and Borrowing Arrangements, and Note 8, Financial Instruments, for more information on our interest and other expense, net for each period.

Total assets, depreciation expense and capital expenditures by segment, revised to reflect our new segment structure, were:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Total assets:
Latin America	$5,156	$4,673	$6,470
AMEA	10,031	10,460	10,549
Europe	19,934	21,026	27,240
North America	20,694	21,175	21,287
Equity method investments	5,585	5,387	662
Unallocated assets (1)	138	122	563

Total assets	$61,538	$62,843	$66,771

(1)	Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances. We had debt issuance costs related to recognized debt liabilities of $40 million as of December 31, 2016, $46 million as of December 31, 2015 and $44 million as of December 31, 2014.

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Depreciation expense:
Latin America	$92	$94	$118
AMEA	161	155	154
Europe	253	299	407
North America	141	165	174

Total depreciation expense	$647	$713	$853

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Capital Expenditures:
Latin America	$321	$354	$460
AMEA	349	381	451
Europe	294	517	553
North America	260	262	178

Total capital expenditures	$1,224	$1,514	$1,642

Geographic data for net revenues (recognized in the countries where products are sold) and long-lived assets, excluding deferred tax, goodwill, intangible assets and equity method investments, were:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)

Net revenues:
United States	$6,329	$6,302	$6,143
Other	19,594	23,334	28,101

Total net revenues	$25,923	$29,636	$34,244

	As of December 31,
	2016	2015	2014
	(in millions)

Long-lived assets:
United States	$1,508	$1,551	$1,564
Other	7,229	7,238	8,801

Total long-lived assets	$8,737	$8,789	$10,365

No individual country within Other exceeded 10% of our net revenues or long-lived assets for all periods presented.

Net revenues by product category, revised to reflect our new segment structure, were:

	For the Year Ended December 31, 2016
	Latin			North
	America (1)	AMEA	Europe	America	Total (1)
	(in millions)

Biscuits	$734	$1,588	$2,703	$5,565	$10,590
Chocolate	743	1,901	4,840	255	7,739
Gum & Candy	938	953	916	1,140	3,947
Beverages	657	611	177	–	1,445
Cheese & Grocery	320	763	1,119	–	2,202

Total net revenues	$3,392	$5,816	$9,755	$6,960	$25,923

	For the Year Ended December 31, 2015
	Latin			North
	America (1)	AMEA	Europe (3)	America	Total (1)
	(in millions)

Biscuits	$1,605	$1,539	$2,680	$5,569	$11,393
Chocolate	840	1,928	5,050	256	8,074
Gum & Candy	1,091	1,003	1,015	1,149	4,258
Beverages (2)	767	730	1,763	–	3,260
Cheese & Grocery	685	802	1,164	–	2,651

Total net revenues	$4,988	$6,002	$11,672	$6,974	$29,636

	For the Year Ended December 31, 2014
	Latin			North
	America (1)	AMEA	Europe (3)	America	Total (1)
	(in millions)

Biscuits	$1,322	$1,442	$3,259	$5,486	$11,509
Chocolate	1,054	2,073	5,997	296	9,420
Gum & Candy	1,176	1,098	1,232	1,154	4,660
Beverages (2)	940	836	3,902	–	5,678
Cheese & Grocery	661	918	1,398	–	2,977

Total net revenues	$5,153	$6,367	$15,788	$6,936	$34,244

(1)	In 2015 and 2014, our consolidated net revenues included Venezuela net revenues of $763 million in biscuits, $340 million in cheese & grocery, $66 million in gum & candy and $48 million in beverages and 2014 Venezuela net revenues of $422 million in biscuits, $216 million in cheese & grocery, $91 million in beverages and $30 million in gum & candy. Following the deconsolidation of our Venezuela operations at the end of 2015, in 2016 our consolidated net revenues no longer include the net revenues of our Venezuelan subsidiaries. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe and AMEA segment beverage categories. Net revenues of our global coffee business were $1,561 million in Europe and $66 million in AMEA for the year ended December 31, 2015. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.
(3)	During 2016, we realigned some of our products across product categories primarily within our Europe segment and as such, we reclassified the product category net revenues on a basis consistent with the 2016 presentation.

Note 17. Quarterly Financial Data (Unaudited)

Our summarized operating results by quarter are detailed below.

	2016 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$6,455	$6,302	$6,396	$6,770
Gross profit	2,535	2,516	2,488	2,589
Provision for income taxes	(49)	(118)	(40)	78
Gain on equity method investment exchange	43	–	–	–
Equity method investment net earnings (1)	85	102	31	83

Net earnings (2)	$557	$471	$548	$93
Noncontrolling interest	(3)	(7)	–	–

Net earnings attributable to Mondelēz International	$554	$464	$548	$93

Weighted-average shares for basic EPS	1,569	1,557	1,557	1,540
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	18	19	19	19

Weighted-average shares for diluted EPS	1,587	1,576	1,576	1,559

Per share data:
Basic EPS attributable to Mondelēz International:	$0.35	$0.30	$0.35	$0.06

Diluted EPS attributable to Mondelēz International:	$0.35	$0.29	$0.35	$0.06

Dividends declared	$0.17	$0.17	$0.19	$0.19

Market price - high	$44.45	$45.75	$46.36	$46.40
- low	$35.88	$39.53	$41.96	$40.50

	2015 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$7,762	$7,661	$6,849	$7,364
Gross profit	2,941	3,066	2,670	2,835
Provision for income taxes	113	100	348	32
Equity method investment net (losses) / earnings (2)	–	–	(72)	72

Net earnings / (loss) (1)	$312	$427	$7,268	$(716)
Noncontrolling interest	12	(21)	(2)	(13)

Net earnings / (loss) attributable to Mondelēz International	$324	$406	$7,266	$(729)

Weighted-average shares for basic EPS	1,648	1,625	1,609	1,589
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	17	18	20	21

Weighted-average shares for diluted EPS	1,665	1,643	1,629	1,610

Per share data:
Basic EPS attributable to Mondelēz International:	$0.20	$0.25	$4.52	$(0.46)

Diluted EPS attributable to Mondelēz International (3):	$0.19	$0.25	$4.46	$(0.46)

Dividends declared	$0.15	$0.15	$0.17	$0.17

Market price - high	$37.88	$41.81	$48.58	$47.42
- low	$33.97	$35.93	$38.91	$41.55

(1)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income. As the after-tax equity method investment net earnings for the six months ended December 31, 2015 was less than $1 million, this line item is not shown on our consolidated statement of earnings. Pre-tax earnings from equity method investments recorded within segment operating income were $56 million for the six months ended July 2, 2015. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, for additional information. Equity method investment net earnings were lower in the third quarter of 2016 due to the JDE unfavorable tax expense disclosed in Note 2, Divestitures and Acquisitions – JDE Tax Matter Resolution.
(2)	See the following table for significant items that affected the comparability of earnings each quarter.
(3)	In the fourth quarter of 2015, we recorded a net loss, primarily due to the loss on deconsolidation of Venezuela and coffee business transaction final sales price adjustment. In accordance with U.S. GAAP, due to the net loss in the quarter, diluted EPS was equal to basic EPS.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2016 and 2015, we recorded the following pre-tax (charges) / gains in earnings from continuing operations:

	2016 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$(154)	$(166)	$(190)	$(342)
Loss related to interest rate swaps	(97)	–	–	–
Divestiture-related costs	–	(84)	–	(2)
Loss on early extinguishment of debt and related expenses	–	–	–	(427)

	$(251)	$(250)	$(190)	$(771)

	2015 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$(160)	$(231)	$(155)	$(355)
Remeasurement of net monetary assets in Venezuela	(11)	–	–	–
Loss on deconsolidation of Venezuela	–	–	–	(778)
Gains / (loss) on JDE coffee business transactions and divestiture	–	13	7,122	(313)
JDE coffee business transactions currency- related net gain / (loss)	551	(144)	29	–
Loss related to interest rate swaps	(34)
Loss on early extinguishment of debt and related expenses	(713)	–	–	(40)

	$(367)	$(362)	$6,996	$(1,486)

Items impacting our operating results are discussed in Note 1, Summary of Significant Accounting Policies, including the Venezuela deconsolidation and currency devaluations, Note 2, Divestitures and Acquisitions, including the JDE coffee business transactions, Note 5, Goodwill and Intangible Assets, Note 6, Restructuring Programs, and Note 7, Debt and Borrowing Arrangements.

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2016, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report that appears under Item 8.

February 24, 2017

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2016. During the year ended December 31, 2016, we worked with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. Specifically during the fourth quarter of 2016, we continued to migrate some of our procurement administration functions for Middle East, Africa and Turkey to an outsourced partner. Additionally, we continued to transition some of our transactional data processing as well as financial and local tax reporting for a number of countries in all regions (including order-to-cash in our Europe and AMEA regions) to three outsourced partners. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance - Governance Guidelines,” “Corporate Governance - Codes of Conduct,” “Board Committees and Membership - Audit Committee” and “Ownership of Equity Securities - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 17, 2017 (“2017 Proxy Statement”). All of this information from the 2017 Proxy Statement is incorporated by reference into this Annual Report.

The information on our web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.  Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership - Human Resources and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Human Resources and Compensation Committee Report for the Year Ended December  31, 2016” in our 2017 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item  12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of grants issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2016 were:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance under
	be Issued Upon Exercise	Weighted Average	Equity Compensation
	of Outstanding	Exercise Price of	Plans (excluding
	Options, Warrants	Outstanding Options,	securities reflected
	and Rights (1)	Warrants and Rights (2)	in column (a)) (3)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	60,270,666	$28.02	74,184,262

(1)	Includes outstanding options, deferred stock and performance share units and excludes restricted stock.
(2)	Weighted average exercise price of outstanding options only.
(3)	Shares available for grant under our Amended and Restated 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2017 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Director Independence” and “Corporate Governance - Review of Transactions with Related Persons” in our 2017 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership - Audit Committee” in our 2017 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	Separation and Distribution Agreement between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.2	Canadian Asset Transfer Agreement, by and between Mondelez Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).*

2.3	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property, among Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.4	Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.5	First Amendment to the Master Ownerships and License Agreement Regarding Trademarks and Related Intellectual Property, among Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, dated as of July 15, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015).*

2.6	Second Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, among Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, dated as of October 1, 2014 (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015).*

3.1	Amended and Restated Articles of Incorporation of the Registrant, effective March 14, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2013).

3.2	Amended and Restated By-Laws of the Registrant, effective as of October 9, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2015).

4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

4.2	Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).

4.3	Supplemental Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A., dated as of December 11, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2013).

4.4	Indenture between the Registrant and Deutsche Bank Trust Company Americas, as trustee, dated as of March 6, 2015.

4.5	Indenture, by and between Mondelez International Holdings Netherlands B.V, the Registrant and Deutsche Bank Trust Company Americas, dated as of October 28, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2016).

10.1	$4.5 Billion Amended and Restated Five-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, and JPMorgan Chase Bank, N.A. as administrative agent, dated October 14, 2016.

10.2	$1.5 Billion Term Loan Agreement, by and among Mondelēz International Holdings Netherlands B.V., the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, dated October 14, 2016.

10.3	Tax Sharing and Indemnity Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

10.4	Global Contribution Agreement by and among Mondelēz International Holdings, LLC, Acorn Holdings B.V., Charger Top HoldCo B.V. and Charger OpCo B.V., dated May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).**

10.5	Amendment Agreement to Global Contribution Agreement by and among Mondelēz International Holdings LLC, Acorn Holdings B.V., Jacobs Douwe Egberts B.V. (formerly Charger Top HoldCo B.V.) and Jacobs Douwe Egberts International B.V. (formerly Charger OpCo B.V.), dated July 28, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).**

10.6	Amended and Restated Shareholders’ Agreement Relating to Charger Top Holdco B.V. by and among Delta Charger Holdco B.V., JDE Minority Holdings B.V., Mondelēz Coffee Holdco B.V. and Jacobs Douwe Egberts B.V., dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).**

10.7	Shareholders’ Agreement Relating to Maple Parent Holdings Corp. by and among Maple Holdings II B.V., Mondelēz International Holdings LLC and Maple Parent Holdings Corp., dated March 27, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).**

10.8	Settlement Agreement, between the Registrant and Kraft Foods Group, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).

10.9	Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of March 15, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).+

10.10	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).+

10.11	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).+

10.12	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).+

10.13	Mondelēz International, Inc. Long-Term Incentive Plan, restated as of October 2, 2012 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.14	Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.15	Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.16	Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.17	Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.18	Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.19	Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.20	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended February 22, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).+

10.21	Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.22	Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.23	Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.24	Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 22, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006).+

10.25	Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.26	Offer of Employment Letter, between the Registrant and Daniel P. Myers, dated June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011).+

10.27	Offer of Employment Letter, between Mondelēz Global LLC and Brian T. Gladden, dated September 26, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2014).+

10.28	Offer of Employment Letter, between Mondelēz Global LLC and Roberto de Oliveira Marques, dated February 20, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015).+

10.29	Retirement Agreement and General Release, between Mondelēz Global LLC and David Brearton, dated December 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2015).+

10.30	Retirement Agreement and General Release, between Mondelēz International Holdings LLC and Gustavo H. Abelenda, dated as of December 31, 2016.+

10.31	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.32	Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009).+

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Upon request, Mondelēz International, Inc. agrees to furnish to the U.S. Securities and Exchange Commission, on a supplemental basis, a copy of any omitted schedule or exhibit to such agreement.

**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By:	/s/ BRIAN T. GLADDEN
(Brian T. Gladden
Executive Vice President
and Chief Financial Officer)

Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ IRENE B. ROSENFELD	Director, Chairman and Chief Executive Officer	February 24, 2017
(Irene B. Rosenfeld)

/s/ BRIAN T. GLADDEN	Executive Vice President and Chief Financial Officer	February 24, 2017
(Brian T. Gladden)

/s/ NELSON URDANETA (Nelson Urdaneta)	Vice President, Corporate Controller and Chief Accounting Officer	February 24, 2017

/s/ LEWIS W.K. BOOTH	Director	February 24, 2017
(Lewis W.K. Booth)

/s/ CHARLES E. BUNCH	Director	February 24, 2017
(Charles E. Bunch)

/s/ LOIS D. JULIBER	Director	February 24, 2017
(Lois D. Juliber)

/s/ MARK D. KETCHUM	Director	February 24, 2017
(Mark D. Ketchum)

/s/ JORGE S. MESQUITA (Jorge S. Mesquita)	Director	February 24, 2017

/s/ JOSEPH NEUBAUER	Director	February 24, 2017
(Joseph Neubauer)

/s/ NELSON PELTZ	Director	February 24, 2017
(Nelson Peltz)

/s/ FREDRIC G. REYNOLDS	Director	February 24, 2017
(Fredric G. Reynolds)

/s/ CHRISTIANA S. SHI	Director	February 24, 2017
(Christiana S. Shi)

/s/ PATRICK T. SIEWERT	Director	February 24, 2017
(Patrick T. Siewert)

/s/ RUTH J. SIMMONS	Director	February 24, 2017
(Ruth J. Simmons

/s/ JEAN-FRANÇOIS M. L. VAN BOXMEER	Director	February 24, 2017
(Jean-François M. L. van Boxmeer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Mondelēz International, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2017 appearing in this Annual Report on Form 10-K of Mondelēz International, Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 24, 2017

S-1

Mondelēz International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2016, 2015 and 2014

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)

2016:
Allowance for trade receivables	$54	$18	$(1)	$13	$58
Allowance for other current receivables	109	(2)	(13)	1	93
Allowance for long-term receivables	16	1	3	–	20
Allowance for deferred taxes	303	67	(28)	32	310

	$482	$84	$(39)	$46	$481

2015:
Allowance for trade receivables	$66	$14	$(11)	$15	$54
Allowance for other current receivables	91	12	7	1	109
Allowance for long-term receivables	14	5	(3)	–	16
Allowance for deferred taxes	345	46	(35)	53	303

	$516	$77	$(42)	$69	$482

2014:
Allowance for trade receivables	$86	$9	$(10)	$19	$66
Allowance for other current receivables	73	39	(13)	8	91
Allowance for long-term receivables	16	1	(2)	1	14
Allowance for deferred taxes	335	61	(25)	26	345

	$510	$110	$(50)	$54	$516

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2