Form 10-Q
period 2017-03-31
Mondelez International, Inc.
filed 2017-05-03
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes  ☐    No  ☒

At April 28, 2017, there were 1,517,278,172 shares of the registrant’s Class A Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net revenues	$6,414	$6,455
Cost of sales	3,889	3,920

Gross profit	2,525	2,535

Selling, general and administrative expenses	1,475	1,615
Asset impairment and exit costs	166	154
Amortization of intangibles	44	44

Operating income	840	722

Interest and other expense, net	119	244

Earnings before income taxes	721	478

Provision for income taxes	(154)	(49)
Gain on equity method investment exchange	—	43
Equity method investment net earnings	66	85

Net earnings	633	557

Noncontrolling interest earnings	(3)	(3)

Net earnings attributable to Mondelēz International	$630	$554

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.41	$0.35

Diluted earnings per share attributable to Mondelēz International	$0.41	$0.35

Dividends declared	$0.19	$0.17

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net earnings	$633	$557
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	543	631
Pension and other benefit plans	1	(6)
Derivative cash flow hedges	18	(7)

Total other comprehensive earnings	562	618

Comprehensive earnings	1,195	1,175
less: Comprehensive earnings attributable to noncontrolling interests	7	16

Comprehensive earnings attributable to Mondelēz International	$1,188	$1,159

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$1,307	$1,741
Trade receivables (net of allowances of $48 at March 31, 2017 and $58 at December 31, 2016)	3,035	2,611
Other receivables (net of allowances of $96 at March 31, 2017 and $93 at December 31, 2016)	829	859
Inventories, net	2,603	2,469
Other current assets	641	800

Total current assets	8,415	8,480
Property, plant and equipment, net	8,377	8,229
Goodwill	20,515	20,276
Intangible assets, net	18,297	18,101
Prepaid pension assets	162	159
Deferred income taxes	359	358
Equity method investments	5,594	5,585
Other assets	357	350

TOTAL ASSETS	$62,076	$61,538

LIABILITIES
Short-term borrowings	$4,250	$2,531
Current portion of long-term debt	1,218	1,451
Accounts payable	4,897	5,318
Accrued marketing	1,679	1,745
Accrued employment costs	616	736
Other current liabilities	2,397	2,636

Total current liabilities	15,057	14,417

Long-term debt	12,906	13,217
Deferred income taxes	4,676	4,721
Accrued pension costs	1,717	2,014
Accrued postretirement health care costs	386	382
Other liabilities	1,615	1,572

TOTAL LIABILITIES	36,357	36,323
Commitments and Contingencies (Note 11)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at March 31, 2017 and December 31, 2016)	–	–
Additional paid-in capital	31,826	31,847
Retained earnings	21,468	21,149
Accumulated other comprehensive losses	(10,564)	(11,122)
Treasury stock, at cost (475,623,085 shares at March 31, 2017 and 468,172,237 shares at December 31, 2016)	(17,072)	(16,713)

Total Mondelēz International Shareholders’ Equity	25,658	25,161
Noncontrolling interest	61	54

TOTAL EQUITY	25,719	25,215

TOTAL LIABILITIES AND EQUITY	$62,076	$61,538

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest*	Total Equity

Balances at January 1, 2016	$–	$31,760	$20,700	$(9,986)	$(14,462)	$88	$28,100
Comprehensive earnings/(losses):
Net earnings	–	–	1,659	–	–	10	1,669
Other comprehensive earnings/(losses), net of income taxes	–	–	–	(1,136)	–	(17)	(1,153)
Exercise of stock options and issuance of other stock awards	–	87	(94)	–	350	–	343
Common Stock repurchased	–	–	–	–	(2,601)	–	(2,601)
Cash dividends declared ($0.72 per share)	–	–	(1,116)	–	–	–	(1,116)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(27)	(27)

Balances at December 31, 2016	$–	$31,847	$21,149	$(11,122)	$(16,713)	$54	$25,215

Comprehensive earnings/(losses):
Net earnings	–	–	630	–	–	3	633
Other comprehensive earnings/(losses), net of income taxes	–	–	–	558	–	4	562
Exercise of stock options and issuance of other stock awards	–	(21)	(21)	–	114	–	72
Common Stock repurchased	–	–	–	–	(473)	–	(473)
Cash dividends declared ($0.19 per share)	–	–	(290)	–	–	–	(290)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	–	–

Balances at March 31, 2017	$–	$31,826	$21,468	$(10,564)	$(17,072)	$61	$25,719

*	Noncontrolling interest as of March 31, 2016 was $92 million, as compared to $88 million as of January 1, 2016. The change of $4 million during the three months ended March 31, 2016 was due to $13 million of other comprehensive earnings, net of taxes, $3 million of net earnings and $(12) million of dividends paid.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$633	$557
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	200	207
Stock-based compensation expense	39	30
Deferred income tax provision/(benefit)	13	(53)
Asset impairments and accelerated depreciation	80	67
Gain on equity method investment exchange	–	(43)
Equity method investment net earnings	(66)	(85)
Distributions from equity method investments	122	54
Other non-cash items, net	43	102
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(454)	(404)
Inventories, net	(95)	(77)
Accounts payable	(443)	(135)
Other current assets	126	14
Other current liabilities	(478)	(463)
Change in pension and postretirement assets and liabilities, net	(277)	(225)

Net cash used in operating activities	(557)	(454)

CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(306)	(335)
Proceeds from sale of property, plant and equipment and other assets	19	19

Net cash used in investing activities	(287)	(316)

CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	626	67
Repayments of commercial paper, maturities greater than 90 days	(513)	–
Net issuances of other short-term borrowings	1,587	2,246
Long-term debt proceeds	350	1,149
Long-term debt repaid	(979)	(1,755)
Repurchase of Common Stock	(461)	(1,187)
Dividends paid	(292)	(269)
Other	60	(44)

Net cash provided by financing activities	378	207

Effect of exchange rate changes on cash and cash equivalents	32	31

Cash and cash equivalents:
Decrease	(434)	(532)
Balance at beginning of period	1,741	1,870

Balance at end of period	$1,307	$1,338

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

We derived the condensed consolidated balance sheet data as of December 31, 2016 from audited financial statements but do not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation:

The condensed consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries, except our Venezuela subsidiaries. See Currency Translation and Highly Inflationary Accounting: Venezuela below for more information. During consolidation, intercompany transactions are eliminated. For any subsidiaries that we do not wholly own, we record a noncontrolling interest and the noncontrolling interest’s share in the results of the subsidiary that we control and, as such, consolidate.

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

As of October 1, 2016, our operations and management structure were organized into four reportable operating segments:

•	Latin America
•	AMEA
•	Europe
•	North America

See Note 15, Segment Reporting, for additional information on our segments.

Currency Translation and Highly Inflationary Accounting:

We translate the results of operations of our subsidiaries from multiple currencies using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity (except for highly inflationary currencies) and realized exchange gains and losses on transactions in earnings. As of March 31, 2017, none of our consolidated subsidiaries were subject to highly inflationary accounting.

United Kingdom. On June 23, 2016, the United Kingdom (“U.K.”) voted by referendum to exit the European Union (the vote is commonly referred to as “Brexit”). On March 29, 2017, the U.K. invoked E.U. Article 50, which is the first step of the formal exit. This starts the two-year window in which the U.K. and the European Commission can negotiate future terms for imports, exports, taxes, employment, immigration and other areas, ending in the exit of the U.K. from the European Union.

Brexit has caused volatility in global stock markets and currency exchange rates, affecting the markets in which we operate. The implications of Brexit could adversely affect demand for our products, our financial results and operations, and our relationships with customers, suppliers and employees in the short or long-term. The value of the British pound sterling relative to the U.S. dollar fell by 9% on June 24, 2016 and declined an additional 11% in 2016. In the first quarter of 2017, the value of the British pound sterling relative to the U.S. dollar increased 2%. Further volatility in the exchange rate is expected over the transition period.

As the business operating environment remains uncertain, we continue to monitor our investments and currency exposures abroad. As the U.K. is not a highly-inflationary economy, we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings. While we did not experience significant business disruptions in our U.K. businesses following the referendum, the devaluation of the British pound sterling in 2016 adversely affected our translated results reported in U.S. dollars. We have a natural hedge in the form of pound sterling-denominated debt that acts as a net investment hedge, moving counter to adverse pound sterling currency translation impacts. British pound sterling currency transaction risks are largely mitigated due to our global chocolate businesses buying cocoa in British pound sterling. Our U.K. operations contributed $536 million, or 8.4% of consolidated net revenues for the three months ended March 31, 2017.

Venezuela. As of the close of the 2015 fiscal year, we deconsolidated and changed to the cost method of accounting for our Venezuelan operations. Beginning in 2016, we no longer included net revenues, earnings or net assets of our Venezuelan subsidiaries within our condensed consolidated financial statements. Under the cost method of accounting, earnings are only recognized to the extent cash is received. Given the current and ongoing difficult economic, regulatory and business environment in Venezuela, there continues to be significant uncertainty related to our operations in Venezuela, and we expect these conditions will continue for the foreseeable future. We will monitor the extent of our ability to control our Venezuelan operations and the liquidity and availability of U.S. dollars at different rates, as our current situation in Venezuela may change over time and lead to consolidation at a future date.

Argentina. On December 16, 2015, the new Argentinean government fiscal authority announced the lifting of strict currency controls and reduced restrictions on exports and imports. The value of the Argentinean peso relative to the U.S. dollar fell by 36% the next day and declined an additional 23% in 2016. In the first quarter of 2017, the value of the peso relative to the U.S. dollar increased 3%. Further volatility in the exchange rate is expected. While the business operating environment remains challenging, we continue to monitor and actively manage our investment and exposures in Argentina. We have been executing our hedging programs and refining our product portfolio to improve our product offerings, mix and profitability. We also continue to implement additional cost reduction initiatives to optimize and streamline our manufacturing facilities and commercial operations to protect the business together with pricing strategy to offset inflationary pressures. While further currency declines could have an adverse impact on our ongoing results of operations, we believe the actions by the government to reduce economic controls and business restrictions will provide favorable opportunities for our Argentinean subsidiaries. Our Argentinean operations contributed $142 million, or 2.2% of consolidated net revenues for the three months ended March 31, 2017, and our Argentinian operations had a net monetary liability position as of March 31, 2017. The economy in Argentina has had significant inflation in recent years and has been close to becoming a highly-inflationary economy for accounting purposes. As of March 31, 2017, it was not and we continue to closely monitor the potential for applying highly-inflationary economy accounting. At this time, we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Ukraine. In the first quarter of 2017, the National Bank of Ukraine published the three-year cumulative inflation rate for Ukraine, which was 101% at December 31, 2016. As the rate was over 100%, the Ukrainian economy met the criteria to be considered highly inflationary under U.S. GAAP for reporting periods beginning on or after January 1, 2017. Based on projected inflation data published by the National Bank of Ukraine and index data included in the International Monetary Fund’s October 2016 World Economic Outlook report, Ukraine’s cumulative inflation rate is projected to be below 100% later in 2017. Based on the materiality of our Ukraine operations and projected decrease in the three-year cumulative inflation rate below the 100% threshold later in 2017, we did not adopt highly inflationary accounting rules this quarter, which would entail recording Ukrainian hryvnia monetary transactions in U.S. dollars, and we continue to monitor the situation. Our Ukraine operations contributed 0.2% of consolidated net revenues for the three months ended March 31, 2017 and our Ukraine net monetary assets as of March 31, 2017 were not material.

Other Countries. Since we have operations in over 80 countries and sell in approximately 165 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have recently experienced periods of significant economic uncertainty. These include Brazil, China, Mexico, Russia, Turkey, Egypt, Nigeria and South Africa, most of which have had exchange rate volatility. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not anticipate any risk to our operating results from changing to highly inflationary accounting in these countries.

Transfers of Financial Assets:

We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have a factoring arrangement with a major global bank for a maximum combined capacity of $870 million. Under the program, we may sell eligible short-term trade receivables to the bank in exchange for cash. We then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the bank. The outstanding principal amount of receivables under this arrangement amounted to $630 million as of March 31, 2017 and $644 million as of December 31, 2016. The incremental cost of factoring receivables under this arrangement was approximately $1 million in the first quarters of 2017 and 2016 and was recorded in net revenue. During our contract negotiations with customers, we also work with our customers to achieve earlier collection of receivables. The outstanding principal amount of receivables under these arrangements amounted to $81 million as of March 31, 2017 and $101 million as of December 31, 2016. The incremental cost of these arrangements was less than $1 million in the first quarters of 2017 and 2016 and was recorded in net revenue.

New Accounting Pronouncements:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to amend the amortization period for certain purchased callable debt securities held at a premium, shortening the period to the earliest call date instead of the maturity date. The standard does not impact securities held at a discount as the discount continues to be amortized to maturity. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact on our condensed consolidated financial statements.

In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The standard requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount and location where the net benefit cost is recorded in the income statement or capitalized in assets. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The standard is to be applied on a retrospective basis for the change in presentation in the income statement and prospectively for the change in presentation on the balance sheet. We are currently assessing the impact on our condensed consolidated financial statements.

In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairments by eliminating “Step 2” from the goodwill impairment testing. In Step 2, a goodwill impairment loss is measured by comparing the carrying amount of a reporting unit’s goodwill with the goodwill’s implied fair value. To compute the implied fair value of goodwill, it is necessary to assign the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Under the new guidance, goodwill impairment losses are calculated based on the “Step 1” computation with the impairment loss being equal to the amount by which a reporting unit’s carrying amount exceeds its implied fair value, limited to the total amount of goodwill allocated to the reporting unit. The ASU is effective for fiscal years beginning after December 15, 2019 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We elected to early adopt this standard on March 31, 2017 as it simplifies the goodwill testing model. There was no impact to our condensed consolidated financial statements from adopting the standard.

In January 2017, the FASB issued an ASU that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business may affect many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We continue to assess the ASU based on any pending or new transactions that may arise prior to the January 1, 2018 adoption date. At this time, we do not anticipate early adopting nor a material impact on our condensed consolidated financial statements.

In November 2016, the FASB issued an ASU that requires the change in restricted cash or cash equivalents to be included with other changes in cash and cash equivalents in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting this standard at the same time as the cash flow statement classification changes described below go into effect on January 1, 2018. We continue to assess the impact on our condensed consolidated statement of cash flows.

In October 2016, the FASB issued an ASU that requires the recognition of tax consequences of intercompany asset transfers other than inventory when the transfer occurs and removes the exception to postpone recognition until the asset has been sold to an outside party. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting on January 1, 2018 and do not expect the ASU to have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued an ASU to provide guidance on eight specific cash flow classification issues and reduce diversity in practice in how some cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting this standard on January 1, 2018. We continue to assess the impact on our condensed consolidated statement of cash flows.

In March 2016, the FASB issued an ASU to simplify the accounting for stock-based compensation. The ASU addresses several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and cash flow statement presentation. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We adopted the standard on January 1, 2017. Following adoption, during the first quarter of 2017, we recorded a $14 million stock-based compensation tax benefit in earnings (within the provision for income taxes) and we will continue to record the stock-based compensation tax impacts (related to stock awards vesting and stock option exercises) within earnings each quarter on a prospective basis. We have also elected to continue to estimate forfeitures and not record forfeitures as they occur. Under the former guidance and for periods prior to January 1, 2017, we recorded the tax impacts directly to equity (within additional paid-in capital). In addition, we no longer reflect the cash received from the excess tax benefit within cash flows from financing activities but instead now, and on a prospective basis, reflect this benefit within cash flows from operating activities in the condensed consolidated statements of cash flows. We anticipate greater volatility in our condensed consolidated statements of earnings as a result of adopting this new standard as tax impacts that formerly were recorded in equity will impact our ongoing earnings.

In February 2016, the FASB issued an ASU on lease accounting. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the statement of earnings, lessees will classify leases as either operating (resulting in straight-line expense) or financing (resulting in a front-loaded expense pattern). The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We anticipate adopting the new standard on January 1, 2019. We continue to make progress in our due diligence and assess the impact of the new standard across our operations and on our condensed consolidated financial statements, which will consist primarily of recording lease assets and liabilities on our balance sheet for our operating leases.

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

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of control over promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In 2016 and early 2017, the FASB issued several ASUs that clarified principal versus agent (gross versus net) revenue presentation considerations, confirmed the accounting for certain prepaid stored-value products and clarified the guidance for identifying performance obligations within a contract, the accounting for licenses and partial sales of nonfinancial assets. The FASB also issued two ASUs providing technical corrections, narrow scope exceptions and practical expedients to clarify and improve the implementation of the new revenue recognition guidance. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We plan to adopt the new standard on January 1, 2018 on a full retrospective basis. We continue to make significant progress on quantifying the impact of the ASU on our condensed consolidated financial statements and planning the final process, policy and disclosure changes that will go into effect on January 1, 2018. At this time, we do not expect a material financial impact from adopting the new revenue standards.

Reclassifications:

Certain amounts previously reported have been reclassified to conform to current-year presentation. In connection with the segment change that went into effect on October 1, 2016, as described above, see Notes 5, Goodwill and Intangible Assets; 6, 2014-2018 Restructuring Program; and 15, Segment Reporting for information on related changes made in prior-period segment goodwill and segment net revenues and earnings. We also reclassified certain amounts previously reported within our condensed consolidated statements of comprehensive earnings and Note 12, Reclassifications from Accumulated Other Comprehensive Income, to be consistent with the current-year presentation.

Note 2.   Divestitures and Acquisitions

JDE Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”). Following the exchange of a portion of our investment in JDE for an interest in Keurig Green Mountain, Inc. (“Keurig”) in March 2016, we held a 26.5% equity interest in JDE. (See discussion under Keurig Transaction below.) The remaining 73.5% equity interest in JDE was held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). Following the transactions discussed under JDE Stock-Based Compensation Arrangements below, as of March 31, 2017, we hold a 26.5% voting interest, a 26.4% ownership interest and a 26.3% profit and dividend sharing interest in JDE. In the first quarter of 2017, we recorded $18 million of JDE equity earnings and $49 million of cash dividends received, and in the first quarter of 2016, we recorded $47 million of JDE equity earnings.

JDE Stock-Based Compensation Arrangements:

On June 30, 2016, we entered into agreements with AHBV and its affiliates to establish a new stock-based compensation arrangement tied to the issuance of JDE equity compensation awards to JDE employees. This arrangement replaced a temporary equity compensation program tied to the issuance of AHBV equity compensation to JDE employees. New Class C, D and E JDE shares were authorized and issued for investments made by, and vested stock-based compensation awards granted to, JDE employees. Under these arrangements, share ownership dilution from the JDE Class C, D and E shareholders is limited to 2%. We retained our 26.5% voting rights and have a slightly lower portion of JDE’s profits and dividends than our shareholder ownership interest as certain employee shareholders receive a slightly larger share. Upon execution of the agreements and the creation of the Class C, D and E JDE shares, as a percentage of the total JDE issued shares, our Class B shares decreased from 26.5% to 26.4% and AHBV’s Class A shares decreased from 73.5% to 73.22%, while the Class C, D and E shares, held by AHBV and its affiliates until the JDE employee awards vest, comprised 0.38% of JDE’s shares. Additional Class C shares are available to be issued when planned long-term incentive plan (“JDE LTIP”) awards vest, generally over the next five years. When the JDE Class C shares are issued in connection with the vested JDE LTIP awards, the Class A and B relative ownership interests will decrease. Based on estimated achievement and forfeiture assumptions, we do not expect our JDE ownership interest to decrease below 26.27%.

Keurig Transaction:

On March 3, 2016, a subsidiary of AHBV completed a $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on the equity method investment exchange in March 2016. Immediately following the exchange, our ownership interest in JDE was 26.5% and our interest in Keurig was 24.2%. Both AHBV and we hold our investments in Keurig through a combination of equity and interests in a shareholder loan, with pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our condensed consolidated balance sheet as of March 31, 2017. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. During the three months ended March 31, 2017, the Keurig acquisition purchase price allocation was finalized and all related purchase accounting remeasurement updates were reflected in our first quarter 2017 results or prior quarters. In the first quarter of 2017, we recorded Keurig equity earnings of $14 million and shareholder loan interest income of $6 million. We also received $12 million of interest payments on the shareholder loan and $4 million of dividends. In the first quarter of 2016 (since March 7, 2016), we recorded Keurig equity earnings of $8 million and shareholder loan interest income of $2 million that we received in cash in the second quarter of 2016.

Other Divestitures and Acquisitions:

On April 28, 2017, we completed the sale of several manufacturing facilities in France and the sale or license of several local confectionery brands. The sale price of approximately €185 million ($202 million as of April 28, 2017) takes into account estimated sales price adjustments related to cash, employee-related liabilities and working capital transferred at closing. The sale was subject to E.U. and local regulatory approvals, completion of employee consultation requirements and additional steps to prepare the assets for transfer. During the fourth quarter of 2016, the buyer obtained anti-trust clearance in all markets where it was required and we received the Works Council approval. As of March 31, 2017, the held for sale assets and liabilities consisted of $110 million of current assets, $156 million of non-current assets, $40 million of current liabilities and $26 million of non-current liabilities based on the March 31, 2017 euro-to-U.S. dollar exchange rate. In March 2017, we recorded €17 million ($18 million as of March 31, 2017) of incremental expenses and an impairment of fixed assets primarily due to an agreed reduction in the sales price. We do not expect a significant impact in the second quarter of 2017 as a result of closing the transaction. In prior periods, we recorded a $14 million impairment charge on March 31, 2016 for a gum & candy trademark as a portion of its carrying value would not be recoverable based on future cash flows expected under a planned license agreement with the buyer. In May 2016, we recorded a $5 million impairment charge for another candy trademark to reduce the overall net assets to the estimated net sales proceeds after transaction costs.

On January 18, 2017, we reached an agreement to sell most of our grocery business in Australia and New Zealand to Bega Cheese Limited for approximately $460 million Australian dollars ($351 million as of March 31, 2017). As of March 31, 2017, the asset group to be sold consisted of approximately $25 million of current assets and approximately $125 million of non-current assets based on the March 31, 2017 Australian-to-U.S. dollar exchange rate. We expect the transaction to close in mid-2017.

On November 2, 2016, we purchased from Burton’s Biscuit Company certain intangibles, which include the license to manufacture, market and sell Cadbury-branded biscuits in additional key markets around the world, including in the U.K., France, Ireland, North America and Saudi Arabia. The transaction was accounted for as a business combination. Total cash paid for the acquired assets was £199 million ($245 million as of November 2, 2016). We are working to complete the valuation work and have recorded a preliminary purchase price allocation of $72 million to definite-lived intangible assets, $155 million to goodwill, $14 million to property, plant and equipment and $4 million to inventory.

Note 3.   Inventories

Inventories consisted of the following:

	As of March 31,	As of December 31,
	2017	2016
	(in millions)

Raw materials	$752	$722
Finished product	1,978	1,865

	2,730	2,587
Inventory reserves	(127)	(118)

Inventories, net	$2,603	$2,469

Note 4.   Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31,	As of December 31,
	2017	2016
	(in millions)

Land and land improvements	$476	$471
Buildings and building improvements	2,885	2,801
Machinery and equipment	10,689	10,302
Construction in progress	1,025	1,113

	15,075	14,687
Accumulated depreciation	(6,698)	(6,458)

Property, plant and equipment, net	$8,377	$8,229

For the three months ended March 31, 2017, capital expenditures of $306 million exclude $186 million of accrued capital expenditures remaining unpaid at March 31, 2017 and include payment for a portion of the $343 million of capital expenditures that were accrued and unpaid at December 31, 2016. For the three months ended March 31, 2016, capital expenditures of $335 million exclude $211 million of accrued capital expenditures remaining unpaid at March 31, 2016 and include payment for $322 million of capital expenditures that were accrued and unpaid at December 31, 2015.

In connection with our restructuring program, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $71 million in the three months ended March 31, 2017 and $52 million in the three months ended March 31, 2016 (see Note 6, 2014-2018 Restructuring Program). These charges were recorded in the condensed consolidated statements of earnings within asset impairment and exit costs and in the segment results as follows:

	For the Three Months Ended
	March 31,
	2017	2016
	(in millions)

Latin America	$6	$6
AMEA	12	9
Europe	37	21
North America	15	16
Corporate	1	—

Total non-cash asset write-downs	$71	$52

Note 5.  Goodwill and Intangible Assets

Goodwill by segment below reflects our current segment structure for both periods presented:

	As of March 31,	As of December 31,
	2017	2016
	(in millions)

Latin America	$947	$897
AMEA	3,388	3,324
Europe	7,289	7,170
North America	8,891	8,885

Goodwill	$20,515	$20,276

Intangible assets consisted of the following:

	As of March 31,	As of December 31,
	2017	2016
	(in millions)

Non-amortizable intangible assets	$17,229	$17,004
Amortizable intangible assets	2,349	2,315

	19,578	19,319
Accumulated amortization	(1,281)	(1,218)

Intangible assets, net	$18,297	$18,101

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At March 31, 2017, the weighted-average life of our amortizable intangible assets was 13.5 years.

Amortization expense for intangible assets was $44 million in the three months ended March 31, 2017 and in the three months ended March 31, 2016. We currently estimate annual amortization expense for each of the next five years to be approximately $155 million, estimated using March 31, 2017 exchange rates.

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at cost
	(in millions)

Balance at January 1, 2017	$20,276	$19,319
Currency	239	259

Balance at March 31, 2017	$20,515	$19,578

During our 2016 annual testing of non-amortizable intangible assets, we recorded $98 million of impairment charges in the fourth quarter of 2016 related to five trademarks recorded across all regions. We also noted nine brands, including the five impaired trademarks, with $630 million of aggregate book value as of December 31, 2016 that each had a fair value in excess of book value of 10% or less. While the other four intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Note 6.  2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”) and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a reallocation within the $5.7 billion total cost of the programs of $600 million of previously approved capital expenditures to be spent on restructuring program cash costs. There was no change to the total $5.7 billion cost of the program and no change to the total $4.7 billion of cash outlays. The $5.7 billion total cost of the program is now comprised of approximately $4.1 billion of restructuring program costs ($3.1 billion cash costs and $1 billion non-cash costs) and up to $1.6 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $2.7 billion related to the 2014-2018 Restructuring Program. We have incurred the majority of the program’s charges through the first quarter of 2017 and we expect to complete the program by year-end 2018.

Restructuring Costs:

We recorded restructuring charges of $157 million in the three months ended March 31, 2017 and $139 million in the three months ended March 31, 2016 within asset impairment and exit costs. The 2014-2018 Restructuring Program liability activity for the three months ended March 31, 2017 was:

	Severance and	Asset
	related costs	Write-downs	Total
	(in millions)

Liability balance, January 1, 2017	$464	$–	$464
Charges	86	71	157
Cash spent	(84)	–	(84)
Non-cash settlements/adjustments	(1)	(71)	(72)
Currency	8	–	8

Liability balance, March 31, 2017	$473	$–	$473

We spent $84 million in the three months ended March 31, 2017 and $74 million in the three months ended March 31, 2016 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $72 million in the three months ended March 31, 2017 and $52 million in the three months ended March 31, 2016. At March 31, 2017, $398 million of our net restructuring liability was recorded within other current liabilities and $75 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $54 million in the three months ended March 31, 2017 and $98 million in the three months ended March 31, 2016. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three months ended March 31, 2017 and 2016 and since inception of the 2014-2018 Restructuring Program, we recorded restructuring and implementation costs within operating income by segment (as revised to reflect our current segment structure) as follows:

	Latin			North
	America	AMEA	Europe	America (1)	Corporate (2)	Total
	(in millions)

For the Three Months Ended March 31, 2017
Restructuring Costs	$24	$27	$69	$38	$(1)	$157
Implementation Costs	9	8	12	13	12	54

Total	$33	$35	$81	$51	$11	$211

For the Three Months Ended March 31, 2016
Restructuring Costs	$12	$29	$67	$31	$–	$139
Implementation Costs	7	8	30	38	15	98

Total	$19	$37	$97	$69	$15	$237

Total Project 2014-2017 (3)
Restructuring Costs	$361	$334	$718	$392	$51	$1,856
Implementation Costs	118	94	216	208	188	824

Total	$479	$428	$934	$600	$239	$2,680

(1)	During 2017 and 2016, our North America region implementation costs included incremental costs that we incurred related to re-negotiating collective bargaining agreements that expired at the end of February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.
(2)	Includes adjustment for rounding.
(3)	Includes all charges recorded since program inception on May 6, 2014 through March 31, 2017.

Note 7.  Debt and Borrowing Arrangements

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2017		As of December 31, 2016
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$3,835	1.1%	$2,371	1.0%
Bank loans	415	10.7%	160	10.6%

Total short-term borrowings	$4,250		$2,531

As of March 31, 2017, the commercial paper issued and outstanding had between 3 and 88 days remaining to maturity. Commercial paper borrowings increased in the first quarter of 2017 primarily as a result of issuances to finance the payment of long-term debt maturities, dividend payments and share repurchases during the quarter. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

On March 1, 2017, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 28, 2018. The agreement includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of March 31, 2017, no amounts were drawn on the facility.

We also maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. On October 14, 2016, the revolving credit agreement, which was scheduled to expire on October 11, 2018, was extended through October 11, 2021. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses) and the cumulative effects of any changes in accounting principles. At March 31, 2017, we complied with this covenant as our shareholders’ equity, as defined by the covenant, was $36.2 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of March 31, 2017, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.9 billion at March 31, 2017 and $1.8 billion at December 31, 2016. Borrowings on these lines amounted to $415 million at March 31, 2017 and $160 million at December 31, 2016.

Long-Term Debt:

On April 12, 2017, we discharged $488 million of our 6.500% U.S. dollar-denominated debt. We paid $504 million, representing principal as well as past and future interest accruals from February 2017 through the August 2017 maturity date.

On March 30, 2017, fr.175 million of our 0.000% Swiss franc-denominated notes matured. The notes and accrued interest to date were paid with net proceeds from the fr.350 million Swiss franc-denominated notes issued on March 13, 2017.

On March 13, 2017, we launched an offering of fr.350 million of Swiss franc-denominated notes, or $349 million in U.S. dollars as of March 31, 2017, consisting of:

•	fr.225 million (or $224 million) of 0.050% fixed rate notes that mature on March 30, 2020
•	fr.125 million (or $125 million) of 0.617% fixed rate notes that mature on September 30, 2024

On March 30, 2017, we received net proceeds of fr.349 million (or $349 million) that were used for general corporate purposes.

On January 26, 2017, €750 million of our 1.125% euro-denominated notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

Our weighted-average interest rate on our total debt was 2.2% as of March 31, 2017 and December 31, 2016, down from 3.7% as of December 31, 2015.

Fair Value of Our Debt:

The fair value of our short-term borrowings at March 31, 2017 and December 31, 2016 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At March 31, 2017, the aggregate fair value of our total debt was $19,038 million and its carrying value was $18,374 million. At December 31, 2016, the aggregate fair value of our total debt was $17,882 million and its carrying value was $17,199 million.

Interest and Other Expense, net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Three Months Ended
	March 31,
	2017	2016
	(in millions)

Interest expense, debt	$103	$136
Loss related to interest rate swaps	–	97
Other expense, net	16	11

Interest and other expense, net	$119	$244

See Note 8, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the first quarter of 2016.

Note 8.  Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2017		As of December 31, 2016
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$13	$2	$19	$8
Commodity contracts	7	13	17	22
Interest rate contracts	103	24	108	19

	$123	$39	$144	$49

Derivatives not designated as accounting hedges:
Currency exchange contracts	$32	$53	$29	$43
Commodity contracts	26	145	112	167
Interest rate contracts	20	14	27	19

	$78	$212	$168	$229

Total fair value	$201	$251	$312	$278

During the first quarter of 2017 and 2016, derivatives designated as accounting hedges include cash flow and fair value hedges and derivatives not designated as accounting hedges include economic hedges. Non-U.S. dollar denominated debt designated as a hedge of our net investments in non-U.S. operations is not reflected in the table above, but is included in long-term debt summarized in Note 7, Debt and Borrowing Arrangements. We record derivative assets and liabilities on a gross basis in our condensed consolidated balance sheet. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of March 31, 2017
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset/(Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$(10)	$–	$(10)	$–
Commodity contracts	(125)	(120)	(5)	–
Interest rate contracts	85	–	85	–

Total derivatives	$(50)	$(120)	$70	$–

	As of December 31, 2016
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset/(Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$(3)	$–	$(3)	$–
Commodity contracts	(60)	(86)	26	–
Interest rate contracts	97	–	97	–

Total derivatives	$34	$(86)	$120	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $170 million as of March 31, 2017 and $133 million as of December 31, 2016 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net asset position, our counterparties would owe us a total of $49 million as of March 31, 2017 and $48 million as of December 31, 2016. For derivatives we have in a net liability position, we would owe $2 million as of December 31, 2016.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $47 million as of March 31, 2017 and

$40 million as of December 31, 2016, and for derivatives we have in a net asset position, our counterparties would owe us a total of $127 million as of March 31, 2017 and $162 million as of December 31, 2016. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of March 31,	As of December 31,
	2017	2016
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,181	$3,343
Forecasted transactions	1,655	1,452
Commodity contracts	1,144	837
Interest rate contracts	6,375	6,365
Net investment hedge – euro notes	3,563	4,012
Net investment hedge – pound sterling notes	426	419
Net investment hedge – Swiss franc notes	1,646	1,447
Cash Flow Hedges: Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:
	For the Three Months Ended March 31,
	2017	2016
	(in millions)

Accumulated gain/(loss) at January 1	$(121)	$(45)
Transfer of realized losses/(gains) in fair value to earnings	7	58
Unrealized gain/(loss) in fair value	11	(66)

Accumulated gain/(loss) at March 31	$(103)	$(53)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)

Currency exchange contracts – forecasted transactions	$–	$5
Commodity contracts	(7)	(3)
Interest rate contracts	–	(60)

Total	$(7)	$(58)

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)

Currency exchange contracts – forecasted transactions	$(6)	$(12)
Commodity contracts	(1)	(5)
Interest rate contracts	18	(49)

Total	$11	$(66)

Cash flow hedge ineffectiveness was not material for all periods presented.

Within interest and other expense, net, we recorded pre-tax losses of $97 million in the first quarter of 2016 related to amounts excluded from effectiveness testing. This amount relates to interest rate swaps no longer designated as cash flow hedges due to changes in financing plans. Due to lower overall costs and our decision to hedge a greater portion of our net investments in operations that use currencies other than the U.S. dollar as their functional currencies, we changed our plans to issue U.S. dollar-denominated debt and instead issued euro and Swiss franc-denominated notes in the first quarter of 2016. Amounts excluded from effectiveness testing were not material for the first quarter of 2017.

We record pre-tax and after-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in:

•	cost of sales for commodity contracts;
•	cost of sales for currency exchange contracts related to forecasted transactions; and
•	interest and other expense, net for interest rate contracts and currency exchange contracts related to intercompany loans.

Based on current market conditions, we would expect to transfer losses of $24 million (net of taxes) for commodity cash flow hedges, unrealized gains of $10 million (net of taxes) for currency cash flow hedges and unrealized losses of less than $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of March 31, 2017, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 9 months;
•	interest rate transactions for periods not exceeding the next 6 years and 7 months; and
•	currency exchange transactions for periods not exceeding the next 9 months.

Fair Value Hedges:

Pre-tax gains/(losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended March 31,

	2017	2016
	(in millions)
Derivatives	$(4)	$5
Borrowings	4	(5)

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,		Location of Gain/(Loss) Recognized in Earnings
	2017	2016
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2	$5	Interest and other expense, net
Forecasted transactions	(17)	(31)	Cost of sales
Forecasted transactions	(2)	8	Interest and other expense, net
Forecasted transactions	(1)	4	Selling, general and administrative expenses
Commodity contracts	(62)	(44)	Cost of sales

Total	$(80)	$(58)

Hedges of Net Investments in International Operations:

After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

	For the Three Months Ended		Location of Gain/(Loss) Recognized in AOCI
	March 31,
	2017	2016
	(in millions)

Euro notes	$(29)	$154	Currency
Pound sterling notes	(5)	(23)	Translation
Swiss franc notes	(15)	43	Adjustment

Note 9.  Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
		(in millions)

Service cost	$12	$13	$39	$38
Interest cost	15	16	48	60
Expected return on plan assets	(25)	(24)	(104)	(110)
Amortization:
Net loss from experience differences	8	9	41	31
Prior service cost/(credit)	1	–	(1)	(1)
Settlement losses and other expenses	3	4	1	–

Net periodic pension cost	$14	$18	$24	$18

For retired employees who elected lump-sum payments in our U.S. plans, we recorded net settlement losses of $3 million for the three months ended March 31, 2017 and $4 million for the three months ended March 31, 2016.

Employer Contributions:

During the three months ended March 31, 2017, we contributed $3 million to our U.S. pension plans and $307 million to our non-U.S. pension plans. The non-U.S. amount included a non-recurring $250 million contribution made in connection with a new funding agreement for a plan in the U.K. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of March 31, 2017, we plan to make further contributions of approximately $10 million to our U.S. plans and approximately $148 million to our non-U.S. plans during the remainder of 2017. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net periodic postretirement health care costs consisted of the following:

	For the Three Months Ended
	March 31,
	2017	2016
	(in millions)

Service cost	$2	$3
Interest cost	4	5
Amortization:
Net loss from experience differences	3	2
Prior service credit (1)	(10)	(2)

Net periodic postretirement health care costs	$(1)	$8

(1)   For the three months ended March 31, 2017, amortization of prior service credit includes an $8 million gain related to a change in the eligibility requirement and a change in benefits to Medicare-eligible participants.

Postemployment Benefit Plans

Net periodic postemployment costs consisted of the following:

	For the Three Months Ended
	March 31,
	2017	2016
	(in millions)

Service cost	$1	$2
Interest cost	1	1
Amortization of net gains	(1)	–

Net periodic postemployment costs	$1	$3

Note 10.  Stock Plans

Stock Options:

Stock option activity is reflected below:

		Weighted-
		Average	Average
		Exercise or	Remaining	Aggregate
	Shares Subject	Grant Price	Contractual	Intrinsic
	to Option	Per Share	Term	Value

Balance at January 1, 2017	53,601,612	$28.02	6 years	$874 million

Annual grant to eligible employees	6,012,140	43.20
Additional options issued	9,310	44.60

Total options granted	6,021,450	43.20
Options exercised (1)	(2,080,511)	26.18		$38 million
Options cancelled	(589,971)	37.93

Balance at March 31, 2017	56,952,580	29.59	6 years	$769 million

(1)	Cash received from options exercised was $57 million in the three months ended March 31, 2017. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $8 million in the three months ended March 31, 2017.

Performance Share Units and Other Stock-Based Awards:

Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

			Weighted-Average	Weighted-Average
	Number		Fair Value	Aggregate
	of Shares	Grant Date	Per Share	Fair Value

Balance at January 1, 2017	7,593,627		$24.29

Annual grant to eligible employees:		Feb. 16, 2017
Performance share units	1,087,010		43.20
Deferred stock units	845,550		43.20
Additional shares granted (1)	160,677	Various	37.15

Total shares granted	2,093,237		42.74	$89 million
Vested (2)	(2,284,703)		42.92	$98 million
Forfeited (2)	(293,146)		38.49

Balance at March 31, 2017	7,109,015		23.15

(1)	Includes performance share units and deferred stock units.
(2)	Includes performance share units, deferred stock units and historically granted restricted stock. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $6 million in the three months ended March 31, 2017.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2017, we had repurchased $10.8 billion of Common Stock pursuant to this authorization. During the three months ended March 31, 2017, we repurchased 10.8 million shares of Common Stock at an average cost of $43.87 per share, or an aggregate cost of approximately $0.5 billion, all of which was paid during the quarter. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2017, we have $2.4 billion in remaining share repurchase capacity.

Note 11.  Commitments and Contingencies

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($58 million as of March 31, 2017) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($90 million as of March 31, 2017). We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015 and December 2015 on the same issue but covering the periods January to October 2014 and November 2014 to September 2015, respectively. These notices added a total of 2.4 billion Indian rupees ($37 million as of March 31, 2017) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority and interest. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

In April 2013, the staff of the U.S. Commodity Futures Trading Commission (“CFTC”) advised us and Kraft Foods Group that it was investigating activities related to the trading of December 2011 wheat futures contracts that occurred prior to the Spin-Off of Kraft Foods Group. We cooperated with the staff in its investigation. On April 1, 2015, the CFTC filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the

Northern District of Illinois, Eastern Division (the “CFTC action”). The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. In December 2015, the court denied Mondelēz Global and Kraft Foods Group’s motion to dismiss the CFTC’s claims of market manipulation and attempted manipulation, and the parties are now in discovery. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the Northern District of Illinois. In June 2016, the court denied Mondelēz Global and Kraft Foods Group’s motion to dismiss, and the parties are now in discovery. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2017, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under a February 2, 2006 dated Deed of Tax Covenant between the Cadbury Schweppes PLC and related entities (“Schweppes”) and Black Lion Beverages and related entities. The tax matters included an ongoing transfer pricing case with the Spanish tax authorities related to the Schweppes businesses Cadbury divested prior to our acquisition of Cadbury. During the first quarter of 2017, the Spanish Supreme Court decided the case in our favor. As a result of the final ruling, during the first quarter of 2017, we recorded a favorable earnings impact of $46 million in selling, general and administrative expenses and $12 million in interest and other expense, net, for a total pre-tax impact of $58 million due to the non-cash reversal of Cadbury-related accrued liabilities related to this matter.

During the first quarter of 2017, the Brazilian Supreme Court (the “Court”) ruled against the Brazilian tax authorities in a case brought by one of our Brazilian subsidiaries in 2008 related to the computation of certain social taxes. The Court ruled that the social tax base should not include a value-added tax known as ICMS. By removing the ICMS from the tax base, the Court effectively eliminated a “tax on a tax.” Our Brazilian subsidiary received an injunction against making payments for the “tax on a tax” in 2008 and since that time, has accrued for the ICMS tax each quarter in the event that the ICMS tax was reaffirmed by the Brazilian courts. The decision of the Court has not yet been published and we are awaiting further instructions from the Court and tax authorities related to amounts previously paid and accrued for the ICMS tax. We cannot reasonably estimate the amount and timing of the impact at this time.

Note 12.  Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $43 million in the three months ended March 31, 2017 and $140 million in the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,914)	$(8,006)
Currency translation adjustments	512	474
Reclassification to earnings related to:
Equity method investment exchange	–	57
Tax benefit	31	100

Other comprehensive earnings/(losses)	543	631
Less: gain attributable to noncontrolling interests	(4)	(13)

Balance at end of period	(8,375)	(7,388)

Pension and Other Benefit Plans:
Balance at beginning of period	$(2,087)	$(1,934)
Net actuarial loss arising during period	(6)	–
Tax (expense)/benefit on net actuarial loss	–	–
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	41	29
Settlement losses and other expenses (1)	4	4
Tax benefit on reclassifications (2)	(9)	(9)
Currency impact	(29)	(30)

Other comprehensive earnings/(losses)	1	(6)

Balance at end of period	(2,086)	(1,940)

Derivative Cash Flow Hedges:
Balance at beginning of period	$(121)	$(46)
Net derivative gains/(losses)	7	(89)
Tax benefit on net derivative gain/(loss)	5	24
Losses/(gains) reclassified into net earnings:
Currency exchange contracts – forecasted transactions (3)	1	(6)
Commodity contracts (3)	8	5
Interest rate contracts (4)	–	96
Tax benefit on reclassifications (2)	(2)	(36)
Currency impact	(1)	(1)

Other comprehensive earnings/(losses)	18	(7)

Balance at end of period	(103)	(53)

Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(11,122)	$(9,986)
Total other comprehensive earnings/(losses)	562	618
Less: gain attributable to noncontrolling interests	(4)	(13)

Other comprehensive earnings/(losses) attributable to Mondelēz International	558	605

Balance at end of period	$(10,564)	$(9,381)

(1)	These reclassified losses are included in the components of net periodic benefit costs disclosed in Note 9, Benefit Plans.
(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.
(3)	These reclassified gains or losses are recorded within cost of sales.
(4)	These reclassified losses are recorded within interest and other expense, net.

Note 13.   Income Taxes

Based on current tax laws, our estimated annual effective tax rate for 2017 is 26.3%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by an increase in domestic earnings as compared to the prior year. Our 2017 first quarter effective tax rate of 21.4% was favorably impacted by net tax benefits from $36 million of discrete one-time events. The discrete net tax benefits primarily consisted of a $16 million benefit from release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $16 million benefit relating to the U.S. domestic production activities deduction.

As of the first quarter of 2016, our estimated annual effective tax rate for 2016 was 22.0%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2016 first quarter effective tax rate of 10.3% was favorably impacted by net tax benefits from $56 million of discrete one-time events. The discrete net tax benefits primarily consisted of a $39 million benefit from release of uncertain tax positions due to expirations of statutes of limitations in several jurisdictions.

Note 14.   Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended
	March 31,
	2017	2016
	(in millions, except per share data)

Net earnings	$633	$557
Noncontrolling interest earnings	(3)	(3)

Net earnings attributable to Mondelēz International	$630	$554

Weighted-average shares for basic EPS	1,529	1,569
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	21	18

Weighted-average shares for diluted EPS	1,550	1,587

Basic earnings per share attributable to Mondelēz International	$0.41	$0.35

Diluted earnings per share attributable to Mondelēz International	$0.41	$0.35

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 6.7 million antidilutive stock options for the three months ended March 31, 2017 and 8.6 million antidilutive stock options for the three months ended March 31, 2016.

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

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings, revised to reflect our new segment structure, were:

	For the Three Months Ended
	March 31,
	2017	2016
	(in millions)

Net revenues:
Latin America	$910	$817
AMEA	1,491	1,515
Europe	2,365	2,448
North America	1,648	1,675

Net revenues	$6,414	$6,455

Earnings before income taxes:
Operating income:
Latin America	$111	$67
AMEA	181	190
Europe	409	352
North America	292	271
Unrealized losses on hedging activities (mark-to-market impacts)	(51)	(54)
General corporate expenses	(58)	(60)
Amortization of intangibles	(44)	(44)

Operating income	840	722
Interest and other expense, net	(119)	(244)

Earnings before income taxes	$721	$478

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, Note 2, Divestitures and Acquisitions, Note 4, Property, Plant and Equipment, Note 5, Goodwill and Intangible Assets, Note 6, 2014-2018 Restructuring Program and Note 11. Commitments and Contingencies. Also see Note 7, Debt and Borrowing Arrangements, and Note 8, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category, revised to reflect our new segment structure, were:

	For the Three Months Ended March 31, 2017
	Latin America	AMEA	Europe	North America	Total
	(in millions)

Biscuits	$170	$399	$651	$1,333	$2,553
Chocolate	259	515	1,223	70	2,067
Gum & Candy	213	229	193	245	880
Beverages	193	173	41	–	407
Cheese & Grocery	75	175	257	–	507

Total net revenues	$910	$1,491	$2,365	$1,648	$6,414

	For the Three Months Ended March 31, 2016
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$164	$407	$643	$1,361	$2,575
Chocolate	198	493	1,263	45	1,999
Gum & Candy	216	256	216	269	957
Beverages	164	177	48	–	389
Cheese & Grocery	75	182	278	–	535

Total net revenues	$817	$1,515	$2,448	$1,675	$6,455

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

We aim to deliver strong, profitable long-term growth by accelerating our core snacks business and expanding the reach of our Power Brands globally. Leveraging our Power Brands and our innovation platforms, we plan to innovate boldly and connect with our consumers wherever they are, including new markets around the world, using both traditional and digital channels. As consumer consumption patterns change to more accessible, frequent and better-for-you snacking, we are enhancing the goodness of many of our brands (including providing simpler and wholesome ingredient-focused snacks), expanding the well-being offerings in our portfolio and inspiring consumers to snack mindfully by providing clear and simple nutrition information. As shopping expands further online, we are also working to grow our e-commerce platform and on-line presence with consumers. To fuel these investments, we have been working to optimize our cost structure. These efforts consist of reinventing our supply chain, including adding and upgrading to more efficient production lines, while reducing the complexity of our product offerings, ingredients and number of suppliers. We also continue to aggressively manage our overhead costs. We have embraced and embedded zero-based budgeting practices across the organization to identify potential areas of cost reductions and capture and sustain savings within our ongoing operating budgets. Through these actions, we’re leveraging our brands, platforms and capabilities to drive long-term value and return on investment for our shareholders.

Summary of Results

•	Net revenues decreased 0.6% to $6.4 billion in the first quarter of 2017 as compared to the first quarter of 2016. Net revenues in 2017 were significantly affected by unfavorable currency translation as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year.

•	Organic Net Revenue increased 0.6% to $6.5 billion in the first quarter of 2017 as compared to the first quarter of 2016 after recasting the current year to exclude the operating results from the 2016 acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in additional key markets. Organic Net Revenue is a non-GAAP financial measure and is on a constant currency basis. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International increased 17.1% to $0.41 in the first quarter of 2017 as compared to the first quarter of 2016. A number of significant items affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the condensed consolidated financial statements.

•	Adjusted EPS increased 3.9% to $0.53 in the first quarter of 2017 as compared to the first quarter of 2016 after recasting the current year to exclude the operating results from the 2016 acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in additional key markets and the prior year to exclude historical mark-to-market impacts. On a constant currency basis, Adjusted EPS increased 5.9% to $0.54 in the first quarter of 2017. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Outlook

We seek to achieve profitable, long-term growth and manage our business to attain this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. We use these non-GAAP financial metrics and related computations such as margins internally to evaluate and manage our business and to plan and make near- and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to our U.S. GAAP financial results. We believe providing investors with the same financial information that we use internally ensures that investors have the same data to make comparisons of our historical operating results, identify trends in our underlying operating results and gain additional insight and transparency on how we evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our GAAP results, and we have provided reconciliations between our GAAP and non-GAAP financial measures in Non-GAAP Financial Measures, which appears later in this section.

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2016. Weak category growth and volatility in the global commodity and currency markets continue. On February 29, 2016, the collective bargaining agreements covering eight U.S. facilities expired and we began the re-negotiation of these agreements. We continue to work toward reaching an agreement with the union and have made plans to ensure business continuity during the re-negotiations. A pending tax matter in Brazil could have a significant favorable impact on future results, and we are not able to estimate the timing or amount at this time. Refer to Commodity Trends appearing later in this section, Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, Note 6, 2014-2018 Restructuring Program, and Note 11, Commitments and Contingencies – Tax Matters, for additional information.

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

		For the Three Months Ended March 31,
	See Note	2017	2016
		(in millions, except percentages)
Gain on equity method investment exchange (1)	Note 2	$–	$43
2014-2018 Restructuring Program:	Note 6
Restructuring charges		(157)	(139)
Implementation charges		(54)	(98)
Loss related to interest rate swaps	Note 7 & 8	–	(97)
Intangible asset impairment charge	Note 5	–	(14)
Divestiture-related costs	Note 2	(19)	–
Mark-to-market losses from derivatives	Note 15	(51)	(54)
Benefit from the settlement of a Cadbury tax matter (2)	Note 11	58	–
Effective tax rate	Note 13	21.4%	10.3%

(1)	Refer to Note 2, Divestitures and Acquisitions – Keurig Transaction, for more information. The gain on equity method investment exchange is recorded outside of pre-tax operating results on the condensed consolidated statement of earnings as it relates to our after-tax equity method investments.
(2)	Refer to Note 11, Commitments and Contingencies – Tax Matters, for more information. The $58 million benefit from the settlement of a Cadbury tax matter includes $46 million recorded within selling, general and administrative expenses and $12 million within interest and other expense, net.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2017 and 2016.

Three Months Ended March 31:

	For the Three Months Ended
	March 31,
	2017	2016	$ change	% change
	(in millions, except per share data)

Net revenues	$6,414	$6,455	$(41)	(0.6)%

Operating income	840	722	118	16.3%

Net earnings attributable to Mondelēz International	630	554	76	13.7%

Diluted earnings per share attributable to Mondelēz International	0.41	0.35	0.06	17.1%

Net Revenues – Net revenues decreased $41 million (0.6%) to $6,414 million in the first quarter of 2017, and Organic Net Revenue (1) increased $41 million (0.6%) to $6,494 million. Power Brands net revenues increased 1.6%, including an unfavorable currency impact, and Power Brands Organic Net Revenue increased 2.5%. Emerging markets net revenues increased 4.2%, including a favorable currency impact, and emerging markets Organic Net Revenue increased 3.5%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2017
Change in net revenues (by percentage point)
Total change in net revenues	(0.6)%
Add back the following items affecting comparability:
Unfavorable currency	1.5	pp
Impact of divestiture	–
Impact of acquisition	(0.3	)pp

Total change in Organic Net Revenue (1)	0.6%

Higher net pricing	1.1	pp
Unfavorable volume/mix	(0.5	)pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decline of 0.6% was driven by unfavorable currency, partially offset by our underlying Organic Net Revenue growth of 0.6% and the impact of an acquisition. Unfavorable currency impacts decreased net revenues by $94 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the British pound sterling, euro, Egyptian pound and Mexican peso, partially offset by the strength of several currencies, including the Brazilian real, Russian ruble and Australian dollar, relative to the U.S. dollar. Our underlying Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2016 as well as the effects of input cost-driven pricing actions taken during the first quarter of 2017. Higher net pricing was reflected in Latin America and AMEA, partially offset by lower net pricing in Europe and North America. Unfavorable volume/mix, largely due to price elasticity, was reflected in North America, Latin America and AMEA, partially offset by favorable volume/mix in Europe. The November 2, 2016 acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in additional key markets added $14 million (constant currency basis) of incremental net revenues for the first quarter of 2017.

Operating Income – Operating income increased $118 million (16.3%) to $840 million in the first quarter of 2017, Adjusted Operating Income (1) increased $47 million (4.6%) to $1,075 million and Adjusted Operating Income on a constant currency basis (1) increased $62 million (6.0%) to $1,090 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended March 31, 2016	$722
2014-2018 Restructuring Program costs (2)	237	29.1pp
Intangible asset impairment charge (3)	14	1.5pp
Acquisition integration costs (4)	3	0.3pp
Mark-to-market losses from derivatives (5)	54	5.5pp
Other/rounding	(2)	(0.2)pp

Adjusted Operating Income (1) for the Three Months Ended March 31, 2016	$1,028
Higher net pricing	69	6.8pp
Higher input costs	(32)	(3.2)pp
Unfavorable volume/mix	(28)	(2.8)pp
Lower selling, general and administrative expenses	53	5.2pp
Impact from acquisition (6)	1	0.1pp
Other	(1)	(0.1)pp

Total change in Adjusted Operating Income (constant currency) (1)	62	6.0%
Unfavorable currency – translation	(15)	(1.4)pp

Total change in Adjusted Operating Income (1)	47	4.6%

Adjusted Operating Income (1) for the Three Months Ended March 31, 2017	$1,075
2014-2018 Restructuring Program costs (2)	(211)	(23.9)pp
Divestiture-related costs (7)	(19)	(1.9)pp
Acquisition integration costs (4)	(1)	(0.1)pp
Mark-to-market losses from derivatives (5)	(51)	(5.0)pp
Benefit from the settlement of a Cadbury tax matter (8)	46	6.3pp
Other/rounding	1	0.1pp

Operating Income for the Three Months Ended March 31, 2017	$840	16.3%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for information on our 2014-2018 Restructuring Program.
(3)	Refer to Note 2, Divestitures and Acquisitions, for more information on a trademark impairment charge recorded in the first quarter of 2016.
(4)	For more information on the acquisition of a biscuit business in Vietnam, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
(5)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on these unrealized losses on commodity and forecasted currency transaction derivatives.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in additional key markets.
(7)	Includes costs incurred and accrued related to the planned sale of a confectionery business in France and the planned sale of a grocery business in Australia. Refer to Note 2, Divestitures and Acquisitions, for more information.
(8)	Refer to Note 11, Commitments and Contingencies – Tax Matters, for more information on the benefit from the settlement of a Cadbury tax matter.

During the quarter, we realized higher net pricing as input costs increased. Higher net pricing, which included the carryover impact of pricing actions taken in 2016, was reflected in Latin America and AMEA, partially offset by lower net pricing in Europe and North America. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, which were partially offset by lower manufacturing costs due to productivity gains. Unfavorable volume/mix was driven by AMEA and North America, which was partially offset by favorable volume/mix in Europe and Latin America.

Total selling, general and administrative expenses decreased $140 million from the first quarter of 2016, due to a number of factors noted in the table above, including in part, the benefit from the settlement of a Cadbury tax matter, lower implementation costs incurred for the 2014-2018 Restructuring Program, a favorable currency impact and an intangible asset impairment charge recorded in the first quarter of 2016. The decreases were partially offset by an increase from divestiture-related costs associated with the planned sale of a confectionery business in France and the planned sale of the grocery business in Australia.

Excluding the factors noted above, selling, general and administrative expenses decreased $53 million from the first quarter of 2016. The decrease was driven primarily by lower overhead costs due to continued cost reduction efforts, partially offset by higher advertising and consumer promotion expenses.

Unfavorable currency impacts decreased operating income by $15 million due primarily to the strength of the U.S. dollar relative to most currencies, including the British pound sterling, euro and Egyptian pound, partially offset by the strength of several currencies relative to the U.S. dollar, including the Brazilian real and Russian ruble.

Operating income margin increased from 11.2% in the first quarter of 2016, to 13.1% in the first quarter of 2017. The increase in operating income margin was driven primarily by an increase in our Adjusted Operating Income margin, the benefit from the settlement of a Cadbury tax matter and lower costs incurred for the 2014-2018 Restructuring Program, partially offset by divestiture-related costs associated with the planned sale of a confectionery business in France. Adjusted Operating Income margin increased from 15.9% in the first quarter of 2016 to 16.8% in the first quarter of 2017. The increase in Adjusted Operating Income margin was driven primarily by lower overheads from cost reduction programs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $630 million increased by $76 million (13.7%) in the first quarter of 2017. Diluted EPS attributable to Mondelēz International was $0.41 in the first quarter of 2017, up $0.06 (17.1%) from the first quarter of 2016. Adjusted EPS (1) was $0.53 in the first quarter of 2017, up $0.02 (3.9%) from the first quarter of 2016. Adjusted EPS on a constant currency basis (1) was $0.54 in the first quarter of 2017, up $0.03 (5.9%) from the first quarter of 2016.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2016	$0.35
2014-2018 Restructuring Program costs (2)	0.11
Intangible asset impairment charge (2)	0.01
Acquisition integration costs (2)	–
Mark-to-market losses from derivatives (2)	0.03
Loss related to interest rate swaps (3)	0.04
Gain on equity method investment exchange (4)	(0.03)
Equity method investee acquisition-related and other adjustments (5)	–

Adjusted EPS (1) for the Three Months Ended March 31, 2016	$0.51
Increase in operations	0.03
Increase in equity method investment net earnings	0.01
Impact of acquisition (2)	–
Lower interest and other expense, net (6)	–
Changes in shares outstanding (7)	0.01
Changes in income taxes (8)	(0.02)

Adjusted EPS (constant currency) (1) for the Three Months Ended March 31, 2017	$0.54
Unfavorable currency – translation	(0.01)

Adjusted EPS (1) for the Three Months Ended March 31, 2017	$0.53
2014-2018 Restructuring Program costs (2)	(0.10)
Divestiture-related costs (2)	(0.01)
Acquisition integration costs (2)	–
Mark-to-market losses from derivatives (2)	(0.03)
Benefit from the settlement of a Cadbury tax matter (2)	0.04
Equity method investee acquisition-related and other adjustments (5)	(0.02)

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2017	$0.41

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)	See the Operating Income table above and the related footnotes for more information.
(3)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designated as cash flow hedges during the first quarter of 2016 due to changes in financing and hedging plans.
(4)	Refer to Note 2, Divestitures and Acquisitions – Keurig Transaction, for more information on the 2016 acquisition of an interest in Keurig.
(5)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.
(6)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(7)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(8)	Refer to Note 1, Basis of Presentation, and Note 10, Stock Plans, for more information on a $14 million earnings impact (in the provision for income taxes) in the first quarter of 2017 from adopting the new stock-based compensation accounting standard update and Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four reportable operating segments:

•	Latin America
•	AMEA
•	Europe
•	North America

On October 1, 2016, we integrated our EEMEA operating segment into our Europe and Asia Pacific operating segments to further leverage and optimize the operating scale built within the Europe and Asia Pacific regions. Russia, Ukraine, Turkey, Belarus, Georgia and Kazakhstan were combined within our Europe operating segment, while the remaining Middle East and African countries were combined within our Asia Pacific region to form a new AMEA operating segment. We have reflected the segment change as if it had occurred in all periods presented.

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

Our segment net revenues and earnings, revised to reflect our new segment structure in all periods, were:

	For the Three Months Ended
	March 31,
	2017	2016
	(in millions)

Net revenues:
Latin America	$910	$817
AMEA	1,491	1,515
Europe	2,365	2,448
North America	1,648	1,675

Net revenues	$6,414	$6,455

Earnings before income taxes:
Operating income:
Latin America	$111	$67
AMEA	181	190
Europe	409	352
North America	292	271
Unrealized losses on hedging activities (mark-to-market impacts)	(51)	(54)
General corporate expenses	(58)	(60)
Amortization of intangibles	(44)	(44)

Operating income	840	722
Interest and other expense, net	(119)	(244)

Earnings before income taxes	$721	$478

Latin America

	For the Three Months Ended
	March 31,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$910	$817	$93	11.4%
Segment operating income	111	67	44	65.7%

Net revenues increased $93 million (11.4%), due to favorable currency (8.0 pp) and higher net pricing (6.4 pp), partially offset by unfavorable volume/mix (2.7 pp) and the impact of a divestiture (0.3 pp). Favorable currency impacts were due primarily to the strength of several currencies in the region relative to the U.S. dollar, primarily the Brazilian real, partially offset by the strength of the U.S. dollar relative to the Mexican peso and Argentinean peso. Higher net pricing was reflected across all categories driven primarily by Argentina, Brazil and Mexico. Unfavorable volume/mix, which primarily occurred in Brazil, Mexico and Argentina, was largely due to the impact of pricing-related elasticity. Unfavorable volume/mix was driven by declines in all categories except chocolate. On December 1, 2016, we sold a small confectionery business in Costa Rica.

Segment operating income increased $44 million (65.7%), primarily due to higher net pricing, lower other selling, general and administrative expenses, favorable currency, lower advertising and consumer promotion costs, lower manufacturing costs and favorable volume/mix. These favorable items were mostly offset by higher raw material costs and higher costs incurred for the 2014-2018 Restructuring Program.

AMEA

	For the Three Months Ended
	March 31,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$1,491	$1,515	$(24)	(1.6)%
Segment operating income	181	190	(9)	(4.7)%

Net revenues decreased $24 million (1.6%), due to unfavorable currency (2.9 pp) and unfavorable volume/mix (1.3 pp), partially offset by higher net pricing (2.6 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region, including the Egyptian pound, Chinese yuan and Philippine peso, partially offset by the strength of several other currencies in the region, including the Australian dollar and South African rand, relative to the U.S. dollar. Unfavorable volume/mix was driven by declines in gum, candy and cheese & grocery, partially offset by gains in chocolate, biscuits and refreshment beverages. Higher net pricing was reflected across all categories except cheese & grocery.

Segment operating income decreased $9 million (4.7%), primarily due to higher raw material costs, unfavorable volume/mix and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and lower other selling, general and administrative expenses.

Europe

	For the Three Months Ended
	March 31,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$2,365	$2,448	$(83)	(3.4)%
Segment operating income	409	352	57	16.2%

Net revenues decreased $83 million (3.4%), due to unfavorable currency (5.0 pp) and lower net pricing (0.6 pp), partially offset by favorable volume/mix (1.6 pp) and the impact of an acquisition (0.6 pp). Unfavorable currency impacts reflected the strength of the U.S. dollar against most currencies in the region, primarily the British pound sterling and euro, partially offset by the strength of the Russian ruble relative to the U.S. dollar. Lower net pricing was reflected across most categories except chocolate and gum. Favorable volume/mix was driven by chocolate, biscuits and candy, partially offset by declines in gum, refreshment beverages and cheese & grocery. The acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in November 2016 added net revenues of $14 million (constant currency basis).

Segment operating income increased $57 million (16.2%), primarily due to lower manufacturing costs, the benefit from the settlement of a Cadbury tax matter, lower costs incurred for the 2014-2018 Restructuring Program, a prior-year first quarter intangible asset impairment charge, lower other selling, general and administrative expenses and favorable volume/mix. These favorable items were partially offset by unfavorable currency, divestiture-related costs, higher raw material costs, lower net pricing and higher advertising and consumer promotion costs.

North America

	For the Three Months Ended
	March 31,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$1,648	$1,675	$(27)	(1.6)%
Segment operating income	292	271	21	7.7%

Net revenues decreased $27 million (1.6%), due to unfavorable volume/mix (1.4 pp) and lower net pricing (0.5 pp), partially offset by favorable currency (0.3 pp). Unfavorable volume/mix was driven by declines in gum, biscuits and candy, partially offset by a gain in chocolate. Lower net pricing was reflected in biscuits and gum, partially offset by higher net pricing in candy and chocolate. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar.

Segment operating income increased $21 million (7.7%), primarily due to lower other selling, general and administrative expenses, lower manufacturing costs, lower costs incurred for the 2014-2018 Restructuring Program and lower advertising and consumer promotion costs. These favorable items were partially offset by unfavorable volume/mix, higher raw material costs and lower net pricing.

Liquidity and Capital Resources

We believe that cash from operations, our $1.5 billion and $4.5 billion revolving credit facilities and our authorized long-term financing will provide sufficient liquidity for our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program, international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Earnings outside of the U.S. are considered indefinitely reinvested and no material tax liability has been accrued as of March 31, 2017. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the U.S.

Net Cash Used in Operating Activities:

Net cash used in operating activities was $557 million in the first quarter of 2017 and $454 million in the first quarter of 2016. The increase in net cash used in operating activities was due primarily to higher working capital cash improvements in 2016 than in 2017 as well as higher contributions to our pension benefit plans in 2017. In the first quarter of 2017, we continued to have favorable working capital improvements as we improved our cash conversion cycle (a metric that measures working capital efficiency and utilizes days sales outstanding, days inventory on hand and days payables outstanding) to negative 11 days in the first quarter of 2017 from negative 3 days in the first quarter of 2016.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $287 million in the first quarter of 2017 and $316 million in the first quarter of 2016. The decrease in net cash used in investing activities primarily relates to lower capital expenditures of $306 million for the three months ended March 31, 2017 compared to $335 million for the three months ended March 31, 2016. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2017 capital expenditures to be up to $1.2 billion, including capital expenditures in connection with our 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $378 million the first quarter of 2017 and $207 million in the first quarter of 2016. The increase in net cash provided by financing activities was primarily due to $726 million of lower share repurchases, offset by lower net issuances of short-term debt and higher net payments of long-term debt than in the first quarter of 2016.

Debt:

From time to time we refinance long-term and short-term debt. Refer to Note 7, Debt and Borrowing Arrangements, for details of our debt maturities, note offering and commercial paper activity during the first quarter of 2017. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 75.0 percent (or $4.8 billion) of the $6.4 billion of consolidated net revenue in the three months ended March 31, 2017. The operations held by MIHN represented approximately 83.7 percent (or $21.5 billion) of the $25.7 billion of net assets as of March 31, 2017 and 81.7 percent (or $20.6 billion) of the $25.2 billion of net assets as of December 31, 2016.

On February 3, 2017, our Board of Directors approved a new $5 billion long-term financing authority to replace the prior authority. As of March 31, 2017, we had $4.7 billion of long-term financing authority remaining.

In the next 12 months, we expect $727 million of long-term debt will mature as follows: fr.250 million Swiss franc notes ($249 million as of March 31, 2017) in January 2018 and $478 million in February 2018. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $18.4 billion at March 31, 2017 and $17.2 billion at December 31, 2016. Our debt-to-capitalization ratio was 0.42 at March 31, 2017 and 0.41 at December 31, 2016. At March 31, 2017, the weighted-average term of our outstanding long-term debt was 6.7 years. Our average daily commercial paper borrowings were $4.0 billion in the first quarter of 2017 and $1.5 billion in the first quarter of 2016. We had $3.8 billion of commercial paper borrowings outstanding as of March 31, 2017 and $2.4 billion of commercial paper borrowings outstanding at December 31, 2016. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 7, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the three months ended March 31, 2017, the primary drivers of the increase in our aggregate commodity costs were higher commodity market pricing and currency-related costs on cocoa, sugar, dairy, grains and oils, packaging and other raw materials, partially offset by lower costs for nuts and energy.

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

We expect commodity price volatility to continue in 2017. Given that the costs of our key raw materials fluctuate significantly over time, we periodically enter into hedging instruments to ensure reliability of supplies and to lock in costs. As such, our actual commodity costs could vary from commodity spot market pricing over the hedged period. We believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 7, Debt and Borrowing Arrangements, for information on debt transactions during the first three months of 2017, including the March 30, 2017 maturity of fr.175 million of Swiss franc-denominated notes, March 13, 2017 issuance of fr.350 million of Swiss franc-denominated notes and January 26, 2017 maturity of €750 million of euro-denominated notes. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. We also do not expect a material change in the effect of these arrangements and obligations on our liquidity. See Note 11, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:

See Note 10, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the three months ended March 31, 2017.

We intend to continue to use a portion of our cash for share repurchases. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. We repurchased $11.3 billion of shares ($0.5 billion in the first three months of 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013) through March 31, 2017. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $292 million in the first quarter of 2017 and $269 million in the first quarter of 2016. On July 19, 2016, our Board of Directors approved a 12% increase in the quarterly dividend to $0.19 per common share or $0.76 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We will make a determination as to whether 2017 distributions are characterized as dividends, a return of basis, or both under U.S. federal income tax rules after the 2017 calendar year-end. This determination will be reflected on an IRS Form 1099-DIV issued in early 2018.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance:

See Note 1, Basis of Presentation, for a discussion of new accounting standards.

Contingencies:

See Note 11, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “project,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, margins and earnings per share; price volatility and pricing actions; the cost environment and measures to address increased costs; the U.K.’s vote to exit the European Union and its effect on demand for our products, our financial results and operations, and our relationships with customers, suppliers and employees; the costs of, timing of expenditures under and completion of our restructuring program; category growth; consumer snacking behaviors; commodity prices and supply; investments; innovation; political and economic conditions and volatility; currency exchange rates, controls and restrictions; our operations in Venezuela, Argentina and Ukraine; overhead costs; our JDE ownership interest; the sale of most of our grocery business in Australia and New Zealand; the financial impact of the sale of several manufacturing facilities in France and sale or license of several local confectionery brands; legal matters; the estimated value of intangible assets; amortization expense for intangible assets; impairment of intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our tax rate and tax positions; the potential impact of amounts previously paid and accrued for ICMS tax in Brazil; our liquidity, funding sources and uses of funding, including our use of commercial paper; reinvestment of earnings; our risk management program, including the use of financial instruments and the effectiveness of our hedging activities; capital expenditures and funding; share repurchases; dividends; long-term value and return on investment for our shareholders; and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; unanticipated disruptions to our business; competition; acquisitions and divestitures; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; protection of our reputation and brand image; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; strategic transactions; our ability to innovate and differentiate our products; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of and access to capital or other markets; pension costs; use of information technology and third party service providers; our ability to protect our intellectual property and intangible assets; a shift in our pre-tax income among jurisdictions, including the United States; and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

Our primary non-GAAP financial measures are listed below and reflect how we evaluate our current and prior-year operating results. As new events or circumstances arise, these definitions could change. When our definitions change, we provide the updated definitions and present the related non-GAAP historical results on a comparable basis (1).

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (2), our historical global coffee business (3), our historical Venezuelan operations, accounting calendar changes and currency rate fluctuations (4). We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.
•	Our emerging markets include our Latin America region in its entirety; the AMEA region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Turkey, Kazakhstan, Belarus, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries. (Our developed markets include the entire North America region, the Europe region excluding the countries included in the emerging markets definition, and Australia, New Zealand and Japan from the AMEA region.)
•	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz, TUC/Club Social and belVita biscuits; Cadbury Dairy Milk, Milka and Lacta chocolate; Trident gum; Halls candy; and Tang powdered beverages.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of the 2012-2014 Restructuring Program (5); the 2014-2018 Restructuring Program (5); Venezuela remeasurement and deconsolidation losses and historical operating results; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (3) gain and net incremental costs; the operating results of divestitures (2); our historical global coffee business operating results (3); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); equity method investment earnings historically reported within operating income (7); and the benefit from the settlement of a Cadbury tax matter (8). We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (4).

•	“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the 2012-2014 Restructuring Program (5); the 2014-2018 Restructuring Program (5); Venezuela remeasurement and deconsolidation losses and historical operating results; losses on debt extinguishment and related expenses; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (3) gain, transaction hedging gains or losses and net incremental costs; gain on the equity method investment exchange; net earnings from divestitures (2); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; and the benefit from the settlement of a Cadbury tax matter (8). Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ unusual or infrequent items (9), such as acquisition and divestiture-related costs and restructuring program costs. We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)	When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. For the first quarter of 2017, we added to the non-GAAP definitions the exclusion of the benefit from the settlement of a Cadbury tax matter – see footnote (8) below.
(2)	Divestitures include completed sales of businesses and exits of major product lines upon completion of a sale or licensing agreement.
(3)	We continue to have an ongoing interest in the legacy coffee business we deconsolidated in 2015 as part of the JDE coffee business transactions. For historical periods prior to the July 15, 2015 coffee business deconsolidation, we have reclassified any net revenue or operating income from the historical coffee business and include them where the coffee equity method investment earnings are presented within Adjusted EPS. As such, Organic Net Revenue and Adjusted Operating Income in all periods do not include the results of our legacy coffee businesses which are shown within Adjusted EPS only.
(4)	Constant currency operating results are calculated by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.
(5)	Non-GAAP adjustments related to the 2014-2018 Restructuring Program reflect costs incurred that relate to the objectives of our program to transform our supply chain network and organizational structure. Costs that do not meet the program objectives are not reflected in the non-GAAP adjustments. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the 2012-2014 Restructuring Program.
(6)	During the third quarter of 2016, we began to exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency transaction derivatives from our non-GAAP earnings measures until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we made this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We also discontinued designating commodity and forecasted currency transaction derivatives for hedge accounting treatment. To facilitate comparisons of our underlying operating results, we have recast all historical non-GAAP earnings measures to exclude the mark-to-market impacts.
(7)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income following the deconsolidation of our coffee business. Refer to Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information.
(8)	During the first quarter of 2017, we recorded a $58 million gain on the settlement of a pre-acquisition Cadbury tax matter further disclosed in Note 11, Commitments and Contingencies – Tax Matters.
(9)	We have excluded our proportionate share of our equity method investees’ unusual or infrequent items in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and unusual or infrequent items with them each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ unusual and infrequent items.

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

Organic Net Revenue:

Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, an acquisition and a divestiture. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and Power Brands, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
	Emerging	Developed		Emerging	Developed
	Markets	Markets	Total	Markets	Markets	Total
		(in millions)			(in millions)
Net Revenue	$2,402	$4,012	$6,414	$2,306	$4,149	$6,455
Impact of currency	(18)	112	94	–	–	–
Impact of acquisition	–	(14)	(14)	–	–	–
Impact of divestiture	–	–	–	(2)	–	(2)

Organic Net Revenue	$2,384	$4,110	$6,494	$2,304	$4,149	$6,453

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016 (1)
	Power	Non-Power		Power	Non-Power
	Brands	Brands	Total	Brands	Brands	Total
		(in millions)			(in millions)
Net Revenue	$4,718	$1,696	$6,414	$4,644	$1,811	$6,455
Impact of currency	55	39	94	–	–	–
Impact of acquisition	(14)	–	(14)	–	–	–
Impact of divestiture	–	–	–	–	(2)	(2)

Organic Net Revenue	$4,759	$1,735	$6,494	$4,644	$1,809	$6,453

(1)	Each year we reevaluate our Power Brands and confirm the brands in which we will continue to make disproportionate investments. As such, we may make changes in our planned investments in primarily regional Power Brands following our annual review cycles. For 2017, we made limited changes to our list of regional Power Brands and as such, we reclassified 2016 Power Brand net revenues on a basis consistent with the current list of Power Brands.

Adjusted Operating Income:

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude 2014-2018 Restructuring Program costs, divestiture-related costs incurred for the planned sale of a confectionery business in France and the planned sale of a grocery business in Australia, an impairment charge related to intangible assets, other acquisition integration costs, mark-to-market impacts from commodity and forecasted currency transaction derivative contracts and the benefit from the settlement of a Cadbury tax matter. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income, and evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
		(in millions)

Operating Income	$840	$722	$118	16.3%
2014-2018 Restructuring Program costs (1)	211	237	(26)
Divestiture-related costs (2)	19	–	19
Intangible asset impairment charge (3)	–	14	(14)
Acquisition integration costs (4)	1	3	(2)
Mark-to-market losses from derivatives (5)	51	54	(3)
Benefit from the settlement of a Cadbury tax matter (6)	(46)	–	(46)
Other/rounding	(1)	(2)	1

Adjusted Operating Income	$1,075	$1,028	$47	4.6%
Impact of unfavorable currency	15	–	15

Adjusted Operating Income (constant currency)	$1,090	$1,028	$62	6.0%

(1)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program.
(2)	Includes costs incurred related to the planned sale of a confectionery business in France and the planned sale of a grocery business in Australia. Refer to Note 2, Divestitures and Acquisitions, for more information.
(3)	Refer to Note 2, Divestitures and Acquisitions, for more information on a trademark impairment charge recorded in the first quarter of 2016.
(4)	For more information on the acquisition of a biscuit business in Vietnam, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
(5)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing earlier in this section for more information on these unrealized gains and losses on commodity and forecasted currency transaction derivatives.
(6)	Refer to Note 11, Commitments and Contingencies – Tax Matters, for more information on the benefit from the settlement of a Cadbury tax matter.

Adjusted EPS:

Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude 2014-2018 Restructuring Program costs; divestiture-related costs incurred for the planned sale of a confectionery business in France and the planned sale of a grocery business in Australia; an impairment charge related to intangible assets; acquisition integration costs; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; the benefit from the settlement of a Cadbury tax matter; gain on the equity method investment exchange; and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended
	March 31,
	2017	2016	$ Change	% Change

Diluted EPS attributable to Mondelēz International	$0.41	$0.35	$0.06	17.1%
2014-2018 Restructuring Program costs (2)	0.10	0.11	(0.01)
Divestiture-related costs (2)	0.01	–	0.01
Intangible asset impairment charge (2)	–	0.01	(0.01)
Acquisition integration costs (2)	–	–	–
Mark-to-market losses from derivatives (2)	0.03	0.03	–
Loss related to interest rate swaps (3)	–	0.04	(0.04)
Benefit from the settlement of a Cadbury tax matter (2)	(0.04)	–	(0.04)
Gain on equity method investment exchange (4)	–	(0.03)	0.03
Equity method investee acquisition-related and other adjustments (5)	0.02	–	0.02

Adjusted EPS	$0.53	$0.51	$0.02	3.9%
Impact of unfavorable currency	0.01	–	0.01

Adjusted EPS (constant currency)	$0.54	$0.51	$0.03	5.9%

(1)	The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•	For the three months ended March 31, 2017, taxes for the 2014-2018 Restructuring Program costs were $(48) million, divestiture-related costs were $(3) million and mark-to-market losses from derivatives were $(3) million.
•	For the three months ended March 31, 2016, taxes for the 2014-2018 Restructuring Program costs were $(59) million, intangible asset impairment charge were $(5) million, mark-to-market losses from derivatives were $(10) million and loss related to interest rate swaps were $(35) million.
(2)	See the Adjusted Operating Income table above and the related footnotes for more information.
(3)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the first quarter of 2016 due to changes in financing and hedging plans.
(4)	Refer to Note 2, Divestitures and Acquisitions – Keurig Transaction, for more information on the 2016 acquisition of an interest in Keurig.
(5)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the three months ended March 31, 2017. For additional information on the impact of currency policies, Brexit and recent currency volatility on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, in April 2017, we discharged $488 million of our U.S. dollar-denominated debt. In addition, in the first quarter of 2017 we issued fr.350 million of low-cost debt and fr.175 million and €750 million of our notes matured. Our weighted-average interest rate on total debt was 2.2% as of March 31, 2017 and December 31, 2016.

There were no significant changes in the types of derivative instruments we use to hedge our exposures between

December 31, 2016 and March 31, 2017. See Note 8, Financial Instruments, for more information on 2017 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2017. During the quarter ended March 31, 2017, we continued to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. We migrated some of our human resource processes, including compensation administration, for Latin America to our shared service center in San Jose, Costa Rica. Additionally, we continued to transition some of our transactional data processing as well as financial and local tax reporting for a number of countries in AMEA and Europe to three outsourced partners. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2017 was:

	Issuer Purchases of Equity Securities
			Total Number of
	Total		Shares Purchased	Approximate Dollar Value
	Number	Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under the
Period	Purchased (1)	per Share	or Programs (2)	Plans or Programs (2)

January 1-31, 2017	109,077	$44.26	87,700	$2,841,188,776
February 1-28, 2017	5,888,430	43.83	5,324,100	2,607,287,010
March 1-31, 2017	5,377,043	43.80	5,348,128	2,373,029,030

For the Quarter Ended March 31, 2017	11,374,550	43.82	10,759,928

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 21,377 shares, 564,330 shares and 28,915 shares for the fiscal months of January, February and March 2017, respectively.
(2)	Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. See related information in Note 10, Stock Plans.

Item 6. Exhibits.

Exhibit Number	Description

10.1	$1.5 Billion Revolving Credit Agreement, dated March 1, 2017, by and among the Registrant, the lenders, arrangers and agents named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2017).

10.2	Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of February 3, 2017.+

10.3	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement.+

10.4	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+

10.5	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended February 2, 2017.+

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

+    Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN T. GLADDEN
Brian T. Gladden
Executive Vice President and
Chief Financial Officer

May 3, 2017