Form 10-Q
period 2017-06-30
Mondelez International, Inc.
filed 2017-08-02
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At July 28, 2017, there were 1,507,639,931 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net revenues	$5,986	$6,302	$12,400	$12,757
Cost of sales	3,662	3,786	7,551	7,706

Gross profit	2,324	2,516	4,849	5,051

Selling, general and administrative expenses	1,449	1,668	2,924	3,283
Asset impairment and exit costs	187	166	353	320
Loss on divestiture	3	–	3	–
Amortization of intangibles	44	44	88	88

Operating income	641	638	1,481	1,360

Interest and other expense, net	124	151	243	395

Earnings before income taxes	517	487	1,238	965

Provision for income taxes	(84)	(118)	(238)	(167)
Gain on equity method investment exchange	–	–	–	43
Equity method investment net earnings	67	102	133	187

Net earnings	500	471	1,133	1,028

Noncontrolling interest earnings	(2)	(7)	(5)	(10)

Net earnings attributable to Mondelēz International	$498	$464	$1,128	$1,018

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.33	$0.30	$0.74	$0.65

Diluted earnings per share attributable to Mondelēz International	$0.32	$0.29	$0.73	$0.64

Dividends declared	$0.19	$0.17	$0.38	$0.34

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net earnings	$500	$471	$1,133	$1,028
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	380	(528)	923	103
Pension and other benefit plans	(33)	110	(32)	104
Derivative cash flow hedges	12	17	30	10

Total other comprehensive earnings/(losses)	359	(401)	921	217

Comprehensive earnings	859	70	2,054	1,245
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	14	(7)	21	9

Comprehensive earnings attributable to Mondelēz International	$845	$77	$2,033	$1,236

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$1,397	$1,741
Trade receivables (net of allowances of $47 at June 30, 2017 and $58 at December 31, 2016)	2,395	2,611
Other receivables (net of allowances of $99 at June 30, 2017 and $93 at December 31, 2016)	913	859
Inventories, net	2,710	2,469
Other current assets	778	800

Total current assets	8,193	8,480
Property, plant and equipment, net	8,444	8,229
Goodwill	20,915	20,276
Intangible assets, net	18,514	18,101
Prepaid pension assets	144	159
Deferred income taxes	347	358
Equity method investments	5,853	5,585
Other assets	347	350

TOTAL ASSETS	$62,757	$61,538

LIABILITIES
Short-term borrowings	$4,813	$2,531
Current portion of long-term debt	742	1,451
Accounts payable	5,012	5,318
Accrued marketing	1,574	1,745
Accrued employment costs	603	736
Other current liabilities	2,819	2,636

Total current liabilities	15,563	14,417

Long-term debt	13,226	13,217
Deferred income taxes	4,587	4,721
Accrued pension costs	1,708	2,014
Accrued postretirement health care costs	393	382
Other liabilities	1,488	1,572

TOTAL LIABILITIES	36,965	36,323
Commitments and Contingencies (Note 11)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at June 30, 2017 and December 31, 2016)	–	–
Additional paid-in capital	31,860	31,847
Retained earnings	21,648	21,149
Accumulated other comprehensive losses	(10,217)	(11,122)
Treasury stock, at cost (485,738,865 shares at June 30, 2017 and 468,172,237 shares at December 31, 2016)	(17,571)	(16,713)

Total Mondelēz International Shareholders’ Equity	25,720	25,161
Noncontrolling interest	72	54

TOTAL EQUITY	25,792	25,215

TOTAL LIABILITIES AND EQUITY	$62,757	$61,538

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Noncontrolling Interest*	Total Equity

Balances at January 1, 2016	$–	$31,760	$20,700	$(9,986)	$(14,462)	$88	$28,100
Comprehensive earnings/(losses):
Net earnings	–	–	1,659	–	–	10	1,669
Other comprehensive earnings/(losses), net of income taxes	–	–	–	(1,136)	–	(17)	(1,153)
Exercise of stock options and issuance of other stock awards	–	87	(94)	–	350	–	343
Common Stock repurchased	–	–	–	–	(2,601)	–	(2,601)
Cash dividends declared ($0.72 per share)	–	–	(1,116)	–	–	–	(1,116)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(27)	(27)

Balances at December 31, 2016	$–	$31,847	$21,149	$(11,122)	$(16,713)	$54	$25,215

Comprehensive earnings/(losses):
Net earnings	–	–	1,128	–	–	5	1,133
Other comprehensive earnings/(losses), net of income taxes	–	–	–	905	–	16	921
Exercise of stock options and issuance of other stock awards	–	13	(48)	–	251	–	216
Common Stock repurchased	–	–	–	–	(1,109)	–	(1,109)
Cash dividends declared ($0.38 per share)	–	–	(581)	–	–	–	(581)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(3)	(3)

Balances at June 30, 2017	$–	$31,860	$21,648	$(10,217)	$(17,571)	$72	$25,792

*	Noncontrolling interest as of June 30, 2016 was $84 million, as compared to $88 million as of January 1, 2016. The change of $(4) million during the six months ended June 30, 2016 was due to $(13) million of dividends paid, $(1) million of other comprehensive earnings, net of taxes offset by $10 million of net earnings.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$1,133	$1,028
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	395	408
Stock-based compensation expense	77	72
Deferred income tax provision/(benefit)	–	(86)
Asset impairments and accelerated depreciation	168	142
Loss on early extinguishment of debt	11	–
Gain on equity method investment exchange	–	(43)
Loss on divestiture	3	–
Equity method investment net earnings	(133)	(187)
Distributions from equity method investments	132	58
Other non-cash items, net	(29)	126
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	153	(27)
Inventories, net	(181)	(63)
Accounts payable	(430)	(319)
Other current assets	(88)	23
Other current liabilities	(646)	(457)
Change in pension and postretirement assets and liabilities, net	(303)	(338)

Net cash provided by operating activities	262	337

CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(488)	(604)
Proceeds from divestiture, net of disbursements	169	–
Proceeds from sale of property, plant and equipment and other assets	33	99

Net cash used in investing activities	(286)	(505)

CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,150	491
Repayments of commercial paper, maturities greater than 90 days	(1,141)	(68)
Net issuances of other short-term borrowings	2,230	2,008
Long-term debt proceeds	350	1,149
Long-term debt repaid	(1,469)	(1,757)
Repurchase of Common Stock	(1,069)	(1,312)
Dividends paid	(581)	(537)
Other	154	54

Net cash (used in)/provided by financing activities	(376)	28

Effect of exchange rate changes on cash and cash equivalents	56	25

Cash and cash equivalents:
Decrease	(344)	(115)
Balance at beginning of period	1,741	1,870

Balance at end of period	$1,397	$1,755

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation:

The condensed consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries, except our Venezuelan subsidiaries. As of the close of the 2015 fiscal year, we deconsolidated and changed to the cost method of accounting for our Venezuelan operations. As such, for all periods presented, we have excluded the results of operations, financial position and cash flows of our Venezuelan subsidiaries from our condensed consolidated financial statements.

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

Highly inflationary accounting is triggered when a country’s three-year cumulative inflation rate exceeds 100%. It requires the remeasurement of financial statements of subsidiaries in the country, from the functional currency of the subsidiary to our U.S. dollar reporting currency, with currency remeasurement gains or losses recorded in earnings. As of June 30, 2017, none of our consolidated subsidiaries were subject to highly inflationary accounting.

Argentina. We continue to closely monitor inflation and the potential for the economy to become highly inflationary for accounting purposes. As of June 30, 2017, the Argentinian economy was not designated as highly inflationary. At this time, we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings. Our Argentinian operations contributed $159 million, or 2.7% of consolidated net revenues in the three months and $301 million, or 2.4% of consolidated net revenues in the six months ended June 30, 2017, and our Argentinian operations had a net monetary liability position as of June 30, 2017.

Ukraine. In the second quarter of 2017, based on projected inflation data published by the National Bank of Ukraine, Ukraine’s three-year cumulative inflation rate dropped below 100% and it is projected to stay below 100% in late 2017. As such, Ukraine is no longer designated highly inflationary and we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings. Our Ukraine operations contributed $15 million, or 0.3%, of consolidated net revenues in the three months and $30 million, or 0.2% of consolidated net revenues in the six months ended June 30, 2017, and our Ukraine net monetary assets as of June 30, 2017 were not material.

Other Countries. Since we sell in approximately 165 countries and have operations in over 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have recently experienced periods of significant economic uncertainty. These include Brazil, China, Mexico, Russia, United Kingdom (Brexit), Turkey, Egypt, Nigeria and South Africa, most of which have had exchange rate volatility. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not anticipate a risk to our operating results from changing to highly inflationary accounting in these countries.

Transfers of Financial Assets:

We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have a factoring arrangement with a major global bank for a maximum combined capacity of $1.0 billion. Under the program, we may sell eligible short-term trade receivables to the bank in exchange for cash. We then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the bank. The outstanding principal amount of receivables under this arrangement amounted to $594 million as of June 30, 2017 and $644 million as of December 31, 2016. The incremental cost of factoring receivables under this arrangement was recorded in net revenue and was approximately $2 million in the three months and $3 million in the six months ended June 30, 2017 and was $1 million in the three months and $2 million in the six months ended June 30, 2016. During our contract negotiations with customers, we also work with our customers to achieve earlier collection of receivables. The outstanding principal amount of receivables under these arrangements amounted to $38 million as of June 30, 2017 and $101 million as of December 31, 2016. The incremental cost of these arrangements was recorded in net revenue and was less than $1 million in the three months and $1 million in the six months ended June 30, 2017 and was $2 million in the three months and $3 million in the six months ended June 30, 2016.

New Accounting Pronouncements:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The ASU is applied prospectively to awards that are modified on or after the adoption date. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements and do not anticipate a material impact to our consolidated financial statements.

In March 2017, the FASB issued an ASU to amend the amortization period for certain purchased callable debt securities held at a premium, shortening the period to the earliest call date instead of the maturity date. The standard does not impact securities held at a discount as the discount continues to be amortized to maturity. The ASU is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements and do not anticipate a material impact to our consolidated financial statements.

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

In January 2017, the FASB issued an ASU that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business may affect many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We continue to assess the ASU based on any pending or new transactions that may arise prior to the January 1, 2018 adoption date. At this time, we do not anticipate early adopting nor a material impact on our consolidated financial statements.

In November 2016, the FASB issued an ASU that requires the change in restricted cash or cash equivalents to be included with other changes in cash and cash equivalents in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting this standard at the same time as the cash flow statement classification changes described below go into effect on January 1, 2018. We continue to assess the impact on our consolidated statement of cash flows.

In October 2016, the FASB issued an ASU that requires the recognition of tax consequences of intercompany asset transfers other than inventory when the transfer occurs and removes the exception to postpone recognition until the asset has been sold to an outside party. The standard is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting on January 1, 2018 and do not expect the ASU to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued an ASU to provide guidance on eight specific cash flow classification issues and reduce diversity in practice in how some cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting this standard on January 1, 2018. We continue to assess the impact on our consolidated statement of cash flows.

In February 2016, the FASB issued an ASU on lease accounting. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the statement of earnings, lessees will classify leases as either operating (resulting in straight-line expense) or financing (resulting in a front-loaded expense pattern). The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We anticipate adopting the new standard on January 1, 2019. We continue to make progress in our due diligence and assess the impact of the new standard across our operations and on our consolidated financial statements, which will consist primarily of recording lease assets and liabilities on our balance sheet for our operating leases.

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

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of control over promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In 2016 and early 2017, the FASB issued several ASUs that clarified principal versus agent (gross versus net) revenue presentation considerations, confirmed the accounting for certain prepaid stored-value products and clarified the guidance for identifying performance obligations within a contract, the accounting for licenses and partial sales of nonfinancial assets. The FASB also issued two ASUs providing technical corrections, narrow scope exceptions and practical expedients to clarify and improve the implementation of the new revenue recognition guidance. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We plan to adopt the new standard on January 1, 2018 on a full retrospective basis. We are finalizing reviews and working on implementing the process, policy and disclosure changes that will go into effect on January 1, 2018. At this time, we do not expect a material financial impact from adopting the new revenue standards.

Reclassifications:

Certain amounts previously reported have been reclassified to conform to current-year presentation. In connection with the October 1, 2016 segment change described above, see Notes 5, Goodwill and Intangible Assets; 6, 2014-2018 Restructuring Program; and 15, Segment Reporting for information on related changes made to prior-period segment goodwill, net revenues and earnings aligned with the new segment structure. We also reclassified certain amounts previously reported within our condensed consolidated statements of cash flows, condensed consolidated statements of comprehensive earnings and Note 12, Reclassifications from Accumulated Other Comprehensive Income, to be consistent with the current-year presentation.

Note 2.   Divestitures and Acquisitions

JDE Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”). Following the exchange of a portion of our investment in JDE for an interest in Keurig Green Mountain, Inc. (“Keurig”) in March 2016, we held a 26.5% equity interest in JDE. (See discussion under Keurig Transaction below.) The remaining 73.5% equity interest in JDE was held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). Following the transactions discussed under JDE Stock-Based Compensation Arrangements below, as of June 30, 2017, we hold a 26.5% voting interest, a 26.4% ownership interest and a 26.2% profit and dividend sharing interest in JDE. We recorded $19 million of JDE equity earnings for three months and $38 million for the six months ended June 30, 2017 and $45 million for the three months and $92 million for the six months ended June 30, 2016. We also recorded $49 million of cash dividends received during the first quarter of 2017.

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

Keurig Transaction:

On March 3, 2016, a subsidiary of AHBV completed a $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on the equity method investment exchange in March 2016. Immediately following the exchange, our ownership interest in JDE was 26.5% and our interest in Keurig was 24.2%. Both AHBV and we hold our investments in Keurig through a combination of equity and interests in a shareholder loan, with pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our condensed consolidated balance sheet as of June 30, 2017. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. We recorded Keurig equity earnings, shareholder loan interest and dividends of $15 million, $6 million and $2 million during the three months and $29 million, $12 million and $6 million during the six months ended June 30, 2017. In 2016, we recorded Keurig equity earnings, shareholder loan interest and dividends of $21 million, $6 million and no dividends during the three months and $29 million, $8 million and $2 million during the four months ended June 30, 2016.

Other Divestitures and Acquisitions:

On July 4, 2017, we completed the sale of most of our grocery business in Australia and New Zealand to Bega Cheese Limited for $456 million Australian dollars ($347 million as of July 4, 2017) and we expect to make a final working capital adjustment next quarter. We divested approximately $25 million of current assets, approximately $135 million of non-current assets and approximately $5 million of current liabilities based on the July 4, 2017 exchange rate.

On April 28, 2017, we completed the sale of several manufacturing facilities in France and the sale or license of several local confectionery brands. We received net cash of approximately €157 million ($169 million as of April 28, 2017) at the transaction date, for proceeds net of cash in the businesses which transferred to the buyer. Sales price adjustments related to employee-related liabilities and working capital transferred at closing will be settled in the remainder of 2017. The sale was subject to E.U. and local regulatory approvals, completion of employee consultation requirements and additional steps to prepare the assets for transfer. During the fourth quarter of 2016, the buyer obtained anti-trust clearance in all markets where it was required and we received the Works Council approval. On April 28, 2017, we divested $44 million of current assets, $155 million of non-current assets, $8 million of current liabilities and $22 million of non-current liabilities based on the April 28, 2017 euro-to-U.S. dollar exchange rate. We recorded a $3 million loss on the sale during the three months ended June 30, 2017. We also incurred divestiture-related costs of $3 million in the three months and $21 million in the six months ended June 30, 2017, and $84 million for the three and six months ended June 30, 2016. These costs were recorded within cost of sales and selling, general and administrative expenses of our Europe segment. In prior periods, we recorded a $5 million impairment charge in May 2016 for a candy trademark to reduce the overall net assets to the estimated net sales proceeds after transaction costs. On March 31, 2016, we recorded a $14 million impairment charge for another gum & candy trademark as a portion of its carrying value would not be recoverable based on future cash flows expected under a planned license agreement with the buyer.

On November 2, 2016, we purchased from Burton’s Biscuit Company certain intangibles, which include the license to manufacture, market and sell Cadbury-branded biscuits in additional key markets around the world, including in the U.K., France, Ireland, North America and Saudi Arabia. The transaction was accounted for as a business combination. Total cash paid for the acquired assets was £199 million ($245 million as of November 2, 2016). We have recorded a preliminary purchase price allocation of $72 million to definite-lived intangible assets, $155 million to goodwill, $14 million to property, plant and equipment and $4 million to inventory, reflecting a November 2, 2016 exchange rate.

On May 2, 2016, we completed the sale of certain local biscuit brands in Finland as part of our strategic decisions to exit select small and local brands and shift investment towards our Power Brands. The sales price was €14 million ($16 million as of May 2, 2016) and we divested $8 million of indefinite-lived intangible assets and less than $1 million of other assets. We received cash proceeds of €12 million ($14 million as of May 2, 2016) upon closing and another €2 million ($2 million as of October 31, 2016) following the completion of post-closing requirements. The additional $2 million of consideration increased the pre-tax gain of $6 million recorded in the second quarter of 2016 to a total 2016 pre-tax gain of $8 million.

Sales of Property:

In the second quarter of 2016, we sold property within our North America segment and from our centrally held corporate assets. The North America sale generated cash proceeds of $40 million and a pre-tax gain of $33 million. The corporate aircraft sale generated cash proceeds of $20 million and a pre-tax gain of $6 million. The gains were recorded within selling, general and administrative expenses and cash proceeds were recorded in cash flows from other investing activities in the six months ended June 30, 2016.

Note 3.   Inventories

Inventories consisted of the following:

	As of June 30,	As of December 31,
	2017	2016
	(in millions)

Raw materials	$757	$722
Finished product	2,087	1,865

	2,844	2,587
Inventory reserves	(134)	(118)

Inventories, net	$2,710	$2,469

Note 4.   Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30,	As of December 31,
	2017	2016
	(in millions)

Land and land improvements	$484	$471
Buildings and building improvements	2,946	2,801
Machinery and equipment	10,920	10,302
Construction in progress	1,027	1,113

	15,377	14,687
Accumulated depreciation	(6,933)	(6,458)

Property, plant and equipment, net	$8,444	$8,229

For the six months ended June 30, 2017, capital expenditures of $488 million excluded $190 million of accrued capital expenditures remaining unpaid at June 30, 2017 and included payment for a portion of the $343 million of capital expenditures that were accrued and unpaid at December 31, 2016. For the six months ended June 30, 2016, capital expenditures of $604 million excluded $222 million of accrued capital expenditures remaining unpaid at June 30, 2016 and included payment for $322 million of capital expenditures that were accrued and unpaid at December 31, 2015.

In connection with our restructuring program, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $47 million in the three months and $118 million in the six months ended June 30, 2017 and $61 million in the three months and $113 million in the six months ended June 30, 2016 (see Note 6, 2014-2018 Restructuring Program). These charges were recorded in the condensed consolidated statements of earnings within asset impairment and exit costs and in the segment results as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)

Latin America	$6	$8	$12	$13
AMEA	30	12	42	21
Europe	4	17	42	38
North America	7	22	22	39
Corporate	–	2	–	2

Total non-cash asset write-downs	$47	$61	$118	$113

Note 5.   Goodwill and Intangible Assets

Goodwill by segment reflects our current segment structure for both periods presented:

	As of June 30,	As of December 31,
	2017	2016
	(in millions)

Latin America	$925	$897
AMEA	3,413	3,324
Europe	7,667	7,170
North America	8,910	8,885

Goodwill	$20,915	$20,276

Intangible assets consisted of the following:

	As of June 30,	As of December 31,
	2017	2016
	(in millions)

Non-amortizable intangible assets	$17,465	$17,004
Amortizable intangible assets	2,389	2,315

	19,854	19,319
Accumulated amortization	(1,340)	(1,218)

Intangible assets, net	$18,514	$18,101

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At June 30, 2017, the weighted-average life of our amortizable intangible assets was 13.6 years.

Amortization expense for intangible assets was $44 million in each of the three months and $88 million in each of the six months ended June 30, 2017 and June 30, 2016. For the next five years, we currently estimate annual amortization expense of approximately $175 million for the next four years and approximately $85 million in year five, reflecting June 30, 2017 exchange rates.

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)

Balance at January 1, 2017	$20,276	$19,319
Currency	651	634
Divestiture	(23)	(62)
Acquisition	12	–
Asset impairment	–	(38)
Other	(1)	1

Balance at June 30, 2017	$20,915	$19,854

Changes to goodwill and intangibles were:

•	Divestiture – During the second quarter of 2017, we divested several manufacturing facilities primarily in France and as a result of the divestiture, $23 million of goodwill and $62 million of amortizable and non-amortizable intangible assets. See Note 2, Divestitures and Acquisitions, for additional information.
•	Acquisition – During the second quarter of 2017, we recorded a $12 million adjustment to goodwill in connection with our preliminary purchase price allocation for the Burton’s Biscuit Company purchase completed in the fourth quarter of 2016. See Note 2, Divestitures and Acquisitions, for additional information.
•	Asset impairment – During the second quarter of 2017, we recorded a $38 million intangible asset impairment charge resulting from a category decline and lower than expected product growth related to a gum trademark in our North America segment.

During our 2016 annual testing of non-amortizable intangible assets, we recorded $98 million of impairment charges in the fourth quarter of 2016 related to five trademarks recorded across all regions. We also noted nine brands, including the five impaired trademarks, with $630 million of aggregate book value as of December 31, 2016 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to continue to not be impaired, but if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Note 6.  2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a $600 million reallocation between restructuring program cash costs and capital expenditures so that now the $5.7 billion program consists of approximately $4.1 billion of restructuring program costs ($3.1 billion cash costs and $1 billion non-cash costs) and up to $1.6 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $2.9 billion related to the 2014-2018 Restructuring Program. We expect to incur the full $4.1 billion of program charges by year-end 2018.

Restructuring Costs:

We recorded restructuring charges of $148 million in the three months and $305 million in the six months ended June 30, 2017 and $154 million in the three months and $293 million in the six months ended June 30, 2016 within asset impairment and exit costs. The 2014-2018 Restructuring Program liability activity for the six months ended June 30, 2017 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2017	$464	$–	$464
Charges	184	121	305
Cash spent	(162)	–	(162)
Non-cash settlements/adjustments	(5)	(121)	(126)
Currency	19	–	19

Liability balance, June 30, 2017	$500	$–	$500

We spent $78 million in the three months and $162 million in the six months ended June 30, 2017 and $86 million in the three months and $160 million in the six months ended June 30, 2016 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 9, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $54 million in the three months and $126 million in the six months ended June 30, 2017 and $72 million in the three months and $124 million in the six months ended June 30, 2016. At June 30, 2017, $435 million of our net restructuring liability was recorded within other current liabilities and $65 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $63 million in the three months and $117 million in the six months ended June 30, 2017 and $74 million in the three months and $172 million in the six months ended June 30, 2016. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three and six months ended June 30, 2017 and June 30, 2016, and since inception of the 2014-2018 Restructuring Program, we recorded restructuring and implementation costs within operating income by segment (as revised to reflect our current segment structure) as follows:

	Latin			North
	America	AMEA	Europe	America (1)	Corporate (2)	Total
	(in millions)

For the Three Months Ended June 30, 2017
Restructuring Costs	$8	$48	$50	$33	$9	$148
Implementation Costs	10	10	19	13	11	63

Total	$18	$58	$69	$46	$20	$211

For the Six Months Ended June 30, 2017
Restructuring Costs	$31	$73	$119	$72	$10	$305
Implementation Costs	20	20	31	25	21	117

Total	$51	$93	$150	$97	$31	$422

For the Three Months Ended June 30, 2016
Restructuring Costs	$32	$34	$45	$36	$7	$154
Implementation Costs	12	10	3	35	14	74

Total	$44	$44	$48	$71	$21	$228

For the Six Months Ended June 30, 2016
Restructuring Costs	$44	$63	$112	$68	$6	$293
Implementation Costs	19	18	33	72	30	172

Total	$63	$81	$145	$140	$36	$465

Total Project 2014-2017 (3)
Restructuring Costs	$369	$382	$768	$425	$60	$2,004
Implementation Costs	128	104	235	221	199	887

Total	$497	$486	$1,003	$646	$259	$2,891

(1)	During 2017 and 2016, our North America region implementation costs included incremental costs that we incurred related to re-negotiating collective bargaining agreements that expired at the end of February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.
(2)	Includes adjustment for rounding.
(3)	Includes all charges recorded since program inception on May 6, 2014 through June 30, 2017.

Note 7.  Debt and Borrowing Arrangements

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2017		As of December 31, 2016
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$4,219	1.2%	$2,371	1.0%
Bank loans	594	6.9%	160	10.6%

Total short-term borrowings	$4,813		$2,531

As of June 30, 2017, commercial paper issued and outstanding had between 3 and 89 days remaining to maturity. Commercial paper borrowings increased since year-end primarily as a result of issuances to finance the payment of long-term debt maturities, dividend payments and share repurchases during the quarter.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.2 billion at June 30, 2017 and $1.8 billion at December 31, 2016. Borrowings on these lines were $594 million at June 30, 2017 and $160 million at December 31, 2016. Short-term bank loans and cash and cash equivalents increased at the end of the second quarter as scheduled cash sweeps, which normally transfer cash between accounts to fund obligations, did not occur. As a result, temporary bank overdrafts resulted in the accounts scheduled to be funded and were recorded within short-term bank loans and funded in early July.

Borrowing Arrangements:

On March 1, 2017, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 28, 2018. The agreement includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of June 30, 2017, no amounts were drawn on the facility.

We also maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. On October 14, 2016, the revolving credit agreement, which was scheduled to expire on October 11, 2018, was extended through October 11, 2021. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses) and the cumulative effects of any changes in accounting principles. At June 30, 2017, we complied with this covenant as our shareholders’ equity, as defined by the covenant, was $35.9 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of June 30, 2017, no amounts were drawn on the facility.

Long-Term Debt:

On April 12, 2017, we discharged $488 million of our 6.500% U.S. dollar-denominated debt. We paid $504 million, representing principal as well as past and future interest accruals from February 2017 through the August 2017 maturity date. We recorded an $11 million loss on debt extinguishment within interest expense and a $5 million reduction in accrued interest.

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

Our weighted-average interest rate on our total debt was 2.1% as of June 30, 2017 and 2.2% as of December 31, 2016, down from 3.7% as of December 31, 2015.

Fair Value of Our Debt:

The fair value of our short-term borrowings at June 30, 2017 and December 31, 2016 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At June 30, 2017, the aggregate fair value of our total debt was $19,477 million and its carrying value was $18,781 million. At December 31, 2016, the aggregate fair value of our total debt was $17,882 million and its carrying value was $17,199 million.

Interest and Other Expense, net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)

Interest expense, debt	$103	$135	$206	$271
Loss on debt extinguishment	11	–	11	–
Loss related to interest rate swaps	–	–	–	97
Other expense, net	10	16	26	27

Interest and other expense, net	$124	$151	$243	$395

See Note 8, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the first quarter of 2016.

Note 8.  Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2017		As of December 31, 2016
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$2	$1	$19	$8
Commodity contracts	1	9	17	22
Interest rate contracts	22	246	108	19

	$25	$256	$144	$49

Derivatives not designated as accounting hedges:
Currency exchange contracts	$51	$49	$29	$43
Commodity contracts	57	234	112	167
Interest rate contracts	22	15	27	19

	$130	$298	$168	$229

Total fair value	$155	$554	$312	$278

Derivatives designated as accounting hedges include cash flow and fair value hedges and derivatives not designated as accounting hedges include economic hedges. Non-U.S. dollar denominated debt, designated as a hedge of our net investments in non-U.S. operations, is not reflected in the table above, but is included in long-term debt summarized in Note 7, Debt and Borrowing Arrangements. We record derivative assets and liabilities on a gross basis on our condensed consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of June 30, 2017
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset/(Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$3	$–	$3	$–
Commodity contracts	(185)	(175)	(10)	–
Interest rate contracts	(217)	–	(217)	–

Total derivatives	$(399)	$(175)	$(224)	$–

	As of December 31, 2016
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset/(Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$(3)	$–	$(3)	$–
Commodity contracts	(60)	(86)	26	–
Interest rate contracts	97	–	97	–

Total derivatives	$34	$(86)	$120	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $270 million as of June 30, 2017 and $133 million as of December 31, 2016 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net asset position, our counterparties would owe us a total of $95 million as of June 30, 2017 and $48 million as of December 31, 2016. As of June 30, 2017, we have no derivatives in a net liability position, and as of December 31, 2016 we would have owed $2 million for derivatives we have in a net liability position.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $257 million as of June 30, 2017 and $40 million as of December 31, 2016, and for derivatives we have in a net asset position, our counterparties would owe us a total of $30 million as of June 30, 2017 and $162 million as of December 31, 2016. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of June 30,	As of December 31,
	2017	2016
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,992	$3,343
Forecasted transactions	1,432	1,452
Commodity contracts	1,174	837
Interest rate contracts	6,480	6,365
Net investment hedge – euro notes	3,844	4,012
Net investment hedge – pound sterling notes	442	419
Net investment hedge – Swiss franc notes	1,723	1,447

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)

Accumulated (loss)/gain at January 1	$(103)	$(53)	$(121)	$(45)
Transfer of realized (gains)/losses in fair value to earnings	(4)	8	3	66
Unrealized gain/(loss) in fair value	16	9	27	(57)

Accumulated (loss)/gain at June 30	$(91)	$(36)	$(91)	$(36)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)

Currency exchange contracts – forecasted transactions	$1	$(2)	$1	$3
Commodity contracts	3	(6)	(4)	(9)
Interest rate contracts	–	–	–	(60)

Total	$4	$(8)	$(3)	$(66)

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)

Currency exchange contracts – forecasted transactions	$(14)	$2	$(26)	$(10)
Commodity contracts	6	14	6	9
Interest rate contracts	24	(7)	47	(56)

Total	$16	$9	$27	$(57)

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

Based on current market conditions, we would expect to transfer losses of $20 million (net of taxes) for commodity cash flow hedges, unrealized gains of $1 million (net of taxes) for currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:

As of June 30, 2017, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 6 months;
•	interest rate transactions for periods not exceeding the next 6 years and 4 months; and
•	currency exchange transactions for periods not exceeding the next 6 months.

Fair Value Hedges:

Pre-tax gains/(losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Derivatives	$1	$4	$(2)	$9
Borrowings	(1)	(4)	2	(9)

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain/(Loss) Recognized in Earnings
	2017	2016	2017	2016
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3	$6	$5	$11	Interest and other expense, net
Forecasted transactions	18	(46)	2	(77)	Cost of sales
Forecasted transactions	1	–	(2)	8	Interest and other expense, net
Forecasted transactions	2	8	2	12	Selling, general and administrative expenses
Commodity contracts	(97)	31	(160)	(13)	Cost of sales

Total	$(73)	$(1)	$(153)	$(59)

Hedges of Net Investments in International Operations:

After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain/(Loss) Recognized in AOCI
	2017	2016	2017	2016
	(in millions)
Euro notes	$(168)	$82	$(196)	$(72)	Currency
Pound sterling notes	(10)	63	(15)	86	Translation
Swiss franc notes	(49)	14	(64)	(29)	Adjustment

Note 9.  Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$10	$14	$38	$39
Interest cost	16	15	49	62
Expected return on plan assets	(25)	(24)	(108)	(111)
Amortization:
Net loss from experience differences	9	9	40	31
Prior service cost/(credit)	–	1	–	(1)
Settlement losses/(gains) and other expenses	18	12	1	(1)

Net periodic pension cost	$28	$27	$20	$19

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$22	$27	$77	$77
Interest cost	31	31	97	122
Expected return on plan assets	(50)	(48)	(212)	(221)
Amortization:
Net loss from experience differences	17	18	81	62
Prior service cost/(credit)	1	1	(1)	(2)
Settlement losses/(gains) and other expenses	21	16	2	(1)

Net periodic pension cost	$42	$45	$44	$37

Within settlement losses/(gains) and other expenses are losses of $11 million for the three and six months ended June 30, 2017 and $9 million for the three and six months ended June 30, 2016, that are related to our 2014-2018 Restructuring Program and are recorded within asset impairment and exit costs on our condensed consolidated statements of earnings.

Employer Contributions:

During the six months ended June 30, 2017, we contributed $9 million to our U.S. pension plans and $369 million to our non-U.S. pension plans. The non-U.S. amount included a non-recurring $250 million contribution made in connection with a new funding agreement for a Company plan in the U.K. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of June 30, 2017, we plan to make further contributions of approximately $4 million to our U.S. plans and approximately $86 million to our non-U.S. plans during the remainder of 2017. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net periodic postretirement health care costs consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$2	$3	$4	$6
Interest cost	3	5	7	10
Amortization:
Net loss from experience differences	4	1	7	3
Prior service credit (1)	(10)	(1)	(20)	(3)

Net periodic postretirement health care costs	$(1)	$8	$(2)	$16

(1)	For the three and six months ended June 30, 2017, amortization of prior service credit includes an $8 million and $16 million gain respectively, related to a change in the eligibility requirement and a change in benefits to Medicare-eligible participants.

Postemployment Benefit Plans

Net periodic postemployment costs consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$2	$1	$3	$3
Interest cost	1	2	2	3
Amortization of net gains	(1)	–	(2)	–

Net periodic postemployment costs	$2	$3	$3	$6

Note 10.  Stock Plans

Stock Options:

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2017	53,601,612	$28.02	6 years	$874 million

Annual grant to eligible employees	6,012,140	43.20
Additional options issued	26,600	44.30

Total options granted	6,038,740	43.20
Options exercised (1)	(6,099,149)	27.38		$109 million
Options cancelled	(1,270,978)	38.80

Balance at June 30, 2017	52,270,225	29.59	6 years	$711 million

(1)	Cash received from options exercised was $113 million in the three months and $170 million in the six months ended June 30, 2017. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $10 million in the three months and $18 million in the six months ended June 30, 2017.

Performance Share Units and Other Stock-Based Awards:

Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

			Weighted-Average	Weighted-Average
	Number		Fair Value	Aggregate
	of Shares	Grant Date	Per Share	Fair Value

Balance at January 1, 2017	7,593,627		$24.29

Annual grant to eligible employees:		Feb. 16, 2017
Performance share units	1,087,010		43.20
Deferred stock units	845,550		43.20
Additional shares granted (1)	304,961	Various	40.39

Total shares granted	2,237,521		42.82	$96 million
Vested (2)	(2,443,709)		43.01	$105 million
Forfeited (2)	(569,922)		39.59

Balance at June 30, 2017	6,817,517		22.38

(1)	Includes performance share units and deferred stock units.
(2)	Includes performance share units, deferred stock units and historically granted restricted stock. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $1 million in the three months and $7 million for six months ended June 30, 2017.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2017, we had repurchased $10.8 billion of Common Stock pursuant to this authorization. During the six months ended June 30, 2017, we repurchased approximately 25 million shares of Common Stock at an average cost of $44.61 per share, or an aggregate cost of approximately $1,109 million, all of which was paid during the period except for approximately $40 million settled in July 2017. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2017, we have $1.7 billion in remaining share repurchase capacity.

Note 11.  Commitments and Contingencies

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($58 million as of June 30, 2017) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($90 million as of June 30, 2017). We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015 and December 2015 on the same issue but covering the periods January to October 2014 and November 2014 to September 2015, respectively. These notices added a total of 2.4 billion Indian rupees ($37 million as of June 30, 2017) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority and interest. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

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

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2017, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

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

During the first quarter of 2017, the Brazilian Supreme Court (the “Court”) ruled against the Brazilian tax authorities in a case related to the computation of certain social taxes. The Court ruled that the social tax base should not include a value-added tax known as ICMS. By removing the ICMS from the tax base, the Court effectively eliminated a “tax on a tax.” Our Brazilian subsidiary received an injunction against making payments for the “tax on a tax” in 2008 and since that time until December 2016, we have accrued for the ICMS tax each quarter in the event that the ICMS tax was reaffirmed by the Brazilian courts. The decision of the Court has not yet been published and we are awaiting further instructions from the Court and tax authorities related to amounts previously paid and accrued for the ICMS tax. We cannot reasonably estimate the amount and timing of the impact at this time.

Note 12.  Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $67 million in the three months and $110 million in the six months ended June 30, 2017 and $38 million in the three months and $178 million in the six months ended June 30, 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,375)	$(7,388)	$(8,914)	$(8,006)
Currency translation adjustments	252	(436)	764	38
Reclassification to earnings related to:
Equity method investment exchange	–	–	–	57
Tax benefit/(expense)	128	(92)	159	8

Other comprehensive earnings/(losses)	380	(528)	923	103
Less: (gain)/loss attributable to noncontrolling interests	(12)	14	(16)	1

Balance at end of period	(8,007)	(7,902)	(8,007)	(7,902)

Pension and Other Benefit Plans:
Balance at beginning of period	$(2,086)	$(1,940)	$(2,087)	$(1,934)
Net actuarial (loss)/gain arising during period	16	24	9	24
Tax benefit/(expense) on net actuarial loss	(2)	(9)	–	(9)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	42	34	83	63
Settlement losses and other expenses (1)	15	11	18	15
Tax benefit on reclassifications (2)	(12)	(15)	(21)	(24)
Currency impact	(92)	65	(121)	35

Other comprehensive (losses)/earnings	(33)	110	(32)	104

Balance at end of period	(2,119)	(1,830)	(2,119)	(1,830)

Derivative Cash Flow Hedges:
Balance at beginning of period	$(103)	$(53)	$(121)	$(46)
Net derivative gains/(losses)	22	6	29	(83)
Tax benefit on net derivative gain/(loss)	(1)	3	4	27
Losses/(gains) reclassified into net earnings:
Currency exchange contracts – forecasted transactions (3)	(1)	2	–	(4)
Commodity contracts (3)	(2)	10	6	15
Interest rate contracts (4)	–	–	–	96
Tax benefit on reclassifications (2)	(1)	(4)	(3)	(40)
Currency impact	(5)	–	(6)	(1)

Other comprehensive earnings/(losses)	12	17	30	10

Balance at end of period	(91)	(36)	(91)	(36)

Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,564)	$(9,381)	$(11,122)	$(9,986)
Total other comprehensive earnings/(losses)	359	(401)	921	217
Less: loss/(gain) attributable to noncontrolling interests	(12)	14	(16)	1

Other comprehensive earnings/(losses) attributable to Mondelēz International	347	(387)	905	218

Balance at end of period	$(10,217)	$(9,768)	$(10,217)	$(9,768)

(1)	These reclassified losses are included in the components of net periodic benefit costs disclosed in Note 9, Benefit Plans.
(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.
(3)	These reclassified gains or losses are recorded within cost of sales.
(4)	These reclassified losses are recorded within interest and other expense, net.

Note  13. Income Taxes

Based on current tax laws, our estimated annual effective tax rate for 2017 is 25.8%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by an increase in domestic earnings as compared to the prior year. Our 2017 second quarter effective tax rate of 16.2% was favorably impacted by net tax benefits of $47 million from discrete one-time events. The discrete net tax benefits primarily consisted of a $46 million benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions. Our effective tax rate for the six months ended June 30, 2017 of 19.2% was favorably impacted by net tax benefits of $83 million from discrete one-time events. The discrete net tax benefits primarily consisted of a $62 million benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in various jurisdictions and a $16 million benefit related to the U.S. domestic production activities deduction.

As of the end of the second quarter of 2016, our estimated annual effective tax rate for 2016 was 22.5%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2016 second quarter effective tax rate of 24.2% included net expense from discrete one-time events of $6 million, mainly due to interest accruals on uncertain tax positions. Our effective tax rate for the six months ended June 30, 2016 of 17.3% was favorably impacted by net tax benefits of $49 million from discrete one-time events. The discrete net tax benefits primarily consisted of a $39 million benefit from the release of uncertain tax positions due to expirations of statutes of limitations in several jurisdictions.

Note  14. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share data)

Net earnings	$500	$471	$1,133	$1,028
Noncontrolling interest (earnings)	(2)	(7)	(5)	(10)

Net earnings attributable to Mondelēz International	$498	$464	$1,128	$1,018

Weighted-average shares for basic EPS	1,519	1,557	1,524	1,563
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	20	19	20	18

Weighted-average shares for diluted EPS	1,539	1,576	1,544	1,581

Basic earnings per share attributable to Mondelēz International	$0.33	$0.30	$0.74	$0.65

Diluted earnings per share attributable to Mondelēz International	$0.32	$0.29	$0.73	$0.64

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 8.6 million for the three months and 7.7 million for the six months ended June 30, 2017 and 6.5 million for the three months and 10.2 million for the six months ended June 30, 2016.

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

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles and loss on divestiture in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings, revised to reflect our new segment structure, were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)

Net revenues:
Latin America	$848	$843	$1,758	$1,660
AMEA	1,394	1,446	2,885	2,961
Europe	2,171	2,293	4,536	4,741
North America	1,573	1,720	3,221	3,395

Net revenues	$5,986	$6,302	$12,400	$12,757

Earnings before income taxes:
Operating income:
Latin America	$103	$32	$214	$99
AMEA	162	149	343	339
Europe	339	256	748	608
North America	214	295	506	566
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(46)	17	(97)	(37)
General corporate expenses	(84)	(67)	(142)	(127)
Amortization of intangibles	(44)	(44)	(88)	(88)
Loss on divestiture	(3)	–	(3)	–

Operating income	641	638	1,481	1,360
Interest and other expense, net	(124)	(151)	(243)	(395)

Earnings before income taxes	$517	$487	$1,238	$965

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, Note 2, Divestitures and Acquisitions, Note 4, Property, Plant and Equipment, Note 5, Goodwill and Intangible Assets, Note 6, 2014-2018 Restructuring Program and Note 11, Commitments and Contingencies. Also see Note 7, Debt and Borrowing Arrangements, and Note 8, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category, revised to reflect our new segment structure, were:

	For the Three Months Ended June 30, 2017
	Latin America	AMEA	Europe	North America	Total
	(in millions)

Biscuits	$200	$355	$718	$1,301	$2,574
Chocolate	194	425	946	50	1,615
Gum & Candy	241	238	204	222	905
Beverages	129	189	24	–	342
Cheese & Grocery	84	187	279	–	550

Total net revenues	$848	$1,394	$2,171	$1,573	$5,986

	For the Three Months Ended June 30, 2016
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$196	$356	$719	$1,398	$2,669
Chocolate	179	392	981	43	1,595
Gum & Candy	250	250	254	279	1,033
Beverages	138	229	39	–	406
Cheese & Grocery	80	219	300	–	599

Total net revenues	$843	$1,446	$2,293	$1,720	$6,302

	For the Six Months Ended June 30, 2017
	Latin America	AMEA	Europe	North America	Total
	(in millions)

Biscuits	$370	$754	$1,369	$2,634	$5,127
Chocolate	453	940	2,169	120	3,682
Gum & Candy	454	467	397	467	1,785
Beverages	322	362	65	–	749
Cheese & Grocery	159	362	536	–	1,057

Total net revenues	$1,758	$2,885	$4,536	$3,221	$12,400

	For the Six Months Ended June 30, 2016
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$360	$763	$1,362	$2,759	$5,244
Chocolate	377	885	2,244	88	3,594
Gum & Candy	466	506	470	548	1,990
Beverages	302	406	87	–	795
Cheese & Grocery	155	401	578	–	1,134

Total net revenues	$1,660	$2,961	$4,741	$3,395	$12,757

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

Malware Incident

On June 27, 2017, a global malware incident impacted our business. The malware affected a significant portion of our global Windows-based applications and our sales, distribution and financial networks across our business. During the last four days of the second quarter and early third quarter, we executed business continuity and contingency plans to contain the impact and minimize the damages from the malware and restore our systems. This allowed us to service customer needs and continue sales and production at a reduced capacity while progressing recovery activities. Based on the nature of the malware and its impact to our technology, we did not expect nor to date have we found any instances of Company or personal data released externally. Although we believe we have now largely contained the disruption and restored a majority of our affected systems, we anticipate additional work during the second half of 2017 as we continue to recover and further enhance the security of our systems.

For the second quarter, we estimate that the malware incident had a negative impact of 2.3% on our net revenue growth and 2.4% on our Organic Net Revenue growth. We also incurred incremental expenses of $7.1 million as a result of the incident. We expect to be able to recognize the majority of delayed second quarter shipments in our third quarter results, although we permanently lost some revenue. We continue to address the recovery of our systems in a couple of key markets and are also assessing longer-term investments that we will make to strengthen our IT environment against potential future disruptions. We expect to incur the majority of incremental expenses related to the malware incident and recovery process during the second half of 2017.

Summary of Results

•	Net revenues decreased 5.0% to $6.0 billion in the second quarter of 2017 and decreased 2.8% to $12.4 billion in the first six months as compared to the same period in the prior year. During the second quarter of 2017, net revenue growth was adversely affected by delayed shipments stemming from the malware incident and unfavorable currency translation as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year.

•	Organic Net Revenue, a non-GAAP financial measure on a constant currency basis, decreased 2.7% to $6.0 billion in the second quarter of 2017 and decreased 1.0% to $12.4 billion in the first six months of 2017 as compared to the same period in the prior year after recasting all periods to exclude the operating results from divestitures and an acquisition. (Refer to Non-GAAP Financial Measures appearing later in this section and Note 2, Divestitures and Acquisitions, for additional information). We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International increased 10.3% to $0.32 in the second quarter of 2017 and increased 14.1% to $0.73 in the first six months of 2017 as compared to the same period in the prior year. A number of significant items affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the condensed consolidated financial statements.

•	Adjusted EPS, a non-GAAP financial measure, increased 11.6% to $0.48 in the second quarter of 2017 and increased 9.8% to $1.01 in the first six months of 2017 as compared to the same period in the prior year after recasting all periods to exclude the operating results from divestitures and historical mark-to-market impacts. On a constant currency basis, Adjusted EPS increased 18.6% to $0.51 in the second quarter of 2017 and increased 13.0% to $1.04 in the first six months of 2017. We use Adjusted EPS as it provides improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2016. Weak category growth and volatility in the global commodity and currency markets continue. As noted above, the malware incident resulted in a significant unfavorable impact to our second quarter 2017 revenue that we expect to be partially mitigated in the third quarter when the majority of sales from the end of the second quarter are shipped. We also expect to incur the majority of incremental expenses related to the incident and recovery process during the second half of 2017. We continue to monitor the U.K. planned exit from the E.U. (Brexit) and its impact on our results as well as currencies at risk of potential highly inflationary accounting, such as the Argentinian peso and the Ukrainian hryvnia. In Brazil, we are monitoring a pending tax matter that could have a significant favorable impact on future results, and we are not yet able to reasonably estimate the timing or amount at this time. In connection with collective bargaining agreements covering eight U.S. facilities that expired on February 29, 2016, we continue to work toward reaching an agreement with the union and have made plans to ensure business continuity during the re-negotiations. For more information on these items, refer to our Discussion and Analysis of Historical Results and Commodity Trends appearing later in this section, as well as Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, Note 6, 2014-2018 Restructuring Program, and Note 11, Commitments and Contingencies – Tax Matters.

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

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	See Note	2017	2016	2017	2016
		(in millions, except percentages)
Gain on equity method investment exchange	Note 2	$–	$–	$–	$43
2014-2018 Restructuring Program:	Note 6
Restructuring charges		(148)	(154)	(305)	(293)
Implementation charges		(63)	(74)	(117)	(172)
Loss related to interest rate swaps	Note 7 & 8	–	–	–	(97)
Loss on debt extinguishment	Note 7	(11)	–	(11)	–
Intangible asset impairment charges	Note 5	(38)	(12)	(38)	(26)
Divestiture-related costs	Note 2
Loss on divestiture		(3)	–	(3)	–
Gain on sale of intangible asset		–	6	–	6
Divestiture-related costs		(9)	(84)	(28)	(84)
Gains on sales of property		–	39	–	39
Mark-to-market (losses)/gains from derivatives	Note 15	(46)	17	(97)	(37)
Benefit from the settlement of a Cadbury tax matter (1)	Note 11	–	–	58	–
Malware incident incremental expenses		(7)	–	(7)	–
Effective tax rate	Note 13	16.2%	24.2%	19.2%	17.3%

(1)	Refer to Note 11, Commitments and Contingencies – Tax Matters, for more information. The $58 million benefit from the settlement of a Cadbury tax matter in the first quarter of 2017 includes $46 million recorded within selling, general and administrative expenses and $12 million within interest and other expense, net.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended June 30, 2017 and 2016.

Three Months Ended June 30:

	For the Three Months Ended
	June 30,
	2017	2016	$ change	% change
	(in millions, except per share data)

Net revenues	$5,986	$6,302	$(316)	(5.0)%

Operating income	641	638	3	0.5%

Net earnings attributable to Mondelēz International	498	464	34	7.3%

Diluted earnings per share attributable to Mondelēz International	0.32	0.29	0.03	10.3%

Net Revenues – Net revenues decreased $316 million (5.0%) to $5,986 million in the second quarter of 2017, and Organic Net Revenue (1) decreased $169 million (2.7%) to $6,011 million. Power Brands net revenues decreased 3.0%, including an unfavorable currency impact, and Power Brands Organic Net Revenue decreased 1.8%. Emerging markets net revenues decreased 1.5%, including an unfavorable currency impact, and emerging markets Organic Net Revenue decreased 0.3%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2017
Change in net revenues (by percentage point)
Total change in net revenues	(5.0)%
Add back the following items affecting comparability:
Unfavorable currency	2.0	pp
Impact of divestitures	0.5	pp
Impact of acquisition	(0.2	)pp

Total change in Organic Net Revenue (1)	(2.7)%

Unfavorable volume/mix	(3.8	)pp
Higher net pricing	1.1	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decline of 5.0% was driven by our underlying Organic Net Revenue decline of 2.7%, unfavorable currency and the impact of divestitures, partially offset by the impact of an acquisition. Our underlying Organic Net Revenue decline was driven by unfavorable volume/mix, primarily due to delayed shipments as a result of the June 27, 2017 malware incident which we estimate had a negative impacts of 2.3% on our net revenue growth and 2.4% on our Organic Net Revenue growth, partially offset by higher net pricing. Unfavorable year-over-year currency impacts decreased net revenues by $124 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the British pound sterling, euro, Egyptian pound and Argentinian peso, partially offset by the strength of several currencies, including the Brazilian real, Russian ruble and South African rand, relative to the U.S. dollar. The impact of divestitures resulted in a year-over-year decline in net revenues of $39 million for the second quarter of 2017. The November 2, 2016 acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in additional key markets added $16 million (constant currency basis) of incremental net revenues for the second quarter of 2017. Unfavorable volume/mix was reflected across all segments. Net pricing was up, which includes the benefit of carryover pricing from the second half of 2016 and the first quarter of 2017 as well as the effects of input cost-driven pricing actions taken during the second quarter of 2017. Higher net pricing was reflected in all segments except North America.

Operating Income – Operating income increased $3 million (0.5%) to $641 million in the second quarter of 2017, Adjusted Operating Income (1) increased $12 million (1.3%) to $933 million and Adjusted Operating Income on a constant currency basis (1) increased $72 million (7.8%) to $993 million due to the following:

	Operating Income	% Change
	(in millions)

Operating Income for the Three Months Ended June 30, 2016	$638
2014-2018 Restructuring Program costs (2)	228
Intangible asset impairment charge (3)	12
Acquisition integration costs (4)	3
Mark-to-market gains from derivatives (5)	(17)
Divestiture-related costs (6)	84
Operating income from divestitures (6)	(22)
Gain on sale of intangible asset (7)	(6)
Other/rounding	1

Adjusted Operating Income (1) for the Three Months Ended June 30, 2016	$921
Higher net pricing	65
Higher input costs	(17)
Unfavorable volume/mix	(123)
Lower selling, general and administrative expenses	154
Gains on sales of property (8)	(39)
Property insurance recovery	27
Impact from acquisition (8)	5
Other	–

Total change in Adjusted Operating Income (constant currency) (1)	72	7.8%
Unfavorable currency – translation	(60)

Total change in Adjusted Operating Income (1)	12	1.3%

Adjusted Operating Income (1) for the Three Months Ended June 30, 2017	$933
2014-2018 Restructuring Program costs (2)	(211)
Intangible asset impairment charge (3)	(38)
Mark-to-market losses from derivatives (5)	(46)
Malware incident incremental expenses	(7)
Divestiture-related costs (6)	(4)
Operating income from divestitures (6)	18
Loss on divestiture (6)	(3)
Other/rounding	(1)

Operating Income for the Three Months Ended June 30, 2017	$641	0.5%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information.
(3)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2017 and 2016 related to trademarks.
(4)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for more information on the acquisition of a biscuit business in Vietnam.
(5)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2017 sales of a confectionery business in France and a grocery business in Australia and New Zealand. Note that we completed the sale of most of our grocery business in Australia and New Zealand on July 4, 2017 and we have also removed the historical operating results of the business for all periods presented. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the 2016 sale of a confectionery business in Costa Rica.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 intangible asset sale in Finland.
(8)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 purchase of a license to manufacture, market and sell Cadbury-branded biscuits in additional key markets and other property sales in 2016.

During the second quarter, unfavorable volume/mix, primarily due to the delayed shipments resulting from the malware incident, was reflected across all segments. We realized higher net pricing as input costs increased. Higher net pricing, which included the carryover impact of pricing actions taken in the second half of 2016 and the first quarter of 2017, was reflected in all segments, except North America. The increase in input costs was driven by higher raw material costs, which were partially offset by lower manufacturing costs due to productivity gains.

Total selling, general and administrative expenses decreased $219 million from the second quarter of 2016, due to a number of factors noted in the table above, including in part, lower divestiture-related costs associated with the sale of a confectionery business in France, a property insurance recovery in AMEA and lower implementation costs incurred for the 2014-2018 Restructuring Program. The decreases were partially offset by the gains on sales of property in 2016, an unfavorable currency impact and incremental expenses caused by the malware incident.

Excluding the factors noted above, selling, general and administrative expenses decreased $154 million from the second quarter of 2016. The decrease was driven primarily by lower advertising and consumer promotion costs and lower overhead costs due to continued cost reduction efforts in both areas.

Unfavorable currency impacts decreased operating income by $60 million due primarily to the strength of the U.S. dollar relative to several currencies, including the Egyptian pound, British pound sterling and euro, partially offset by the strength of several currencies relative to the U.S. dollar, including the Brazilian real, Russian ruble and South African rand.

Operating income margin increased from 10.1% in the second quarter of 2016 to 10.7% in the second quarter of 2017. The increase in operating income margin was driven primarily by an increase in our Adjusted Operating Income margin and lower divestiture-related costs associated with the sale of a confectionery business in France, partially offset by the year-over-year unfavorable impact of unrealized gains/(losses) on currency and commodity hedging activities and higher intangible asset impairment charges. Adjusted Operating Income margin increased from 14.9% in the second quarter of 2016 to 15.8% in the second quarter of 2017. The increase in Adjusted Operating Income margin was driven primarily by lower advertising and consumer promotion costs and lower overheads from continued cost reduction efforts in both areas.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $498 million increased by $34 million (7.3%) in the second quarter of 2017. Diluted EPS attributable to Mondelēz International was $0.32 in the second quarter of 2017, up $0.03 (10.3%) from the second quarter of 2016. Adjusted EPS (1) was $0.48 in the second quarter of 2017, up $0.05 (11.6%) from the second quarter of 2016. Adjusted EPS on a constant currency basis (1) was $0.51 in the second quarter of 2017, up $0.08 (18.6%) from the second quarter of 2016.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2016	$0.29
2014-2018 Restructuring Program costs (2)	0.11
Intangible asset impairment charge (2)	–
Acquisition integration costs (2)	–
Mark-to-market gains from derivatives (2)	–
Divestiture-related costs (2)	0.04
Net earnings from divestitures (2)	(0.01)
Gain on sale of intangible asset (2)	–

Adjusted EPS (1) for the Three Months Ended June 30, 2016	$0.43
Increase in operations	0.05
Decrease in equity method investment net earnings	(0.01)
Gains on sales of property (2)	(0.02)
Property insurance recovery	0.01
Impact from acquisition (2)	–
Lower interest and other expense, net (3)	0.02
Changes in shares outstanding (4)	0.01
Changes in income taxes (5)	0.02

Adjusted EPS (constant currency) (1) for the Three Months Ended June 30, 2017	$0.51
Unfavorable currency – translation	(0.03)

Adjusted EPS (1) for the Three Months Ended June 30, 2017	$0.48
2014-2018 Restructuring Program costs (2)	(0.10)
Intangible asset impairment charge (2)	(0.02)
Mark-to-market losses from derivatives (2)	(0.03)
Malware incident incremental expenses	–
Divestiture-related costs (2)	–
Net earnings from divestitures (2)	0.01
Loss on divestiture (2)	–
Loss on debt extinguishment (6)	(0.01)
Equity method investee acquisition-related and other adjustments (7)	(0.01)

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2017	$0.32

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)	See the Operating Income table above and the related footnotes for more information.
(3)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(4)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(5)	Refer to Note 10, Stock Plans, for more information on an $11 million earnings impact (in the provision for income taxes) in the second quarter of 2017 from adopting the new stock-based compensation accounting standard and Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(6)	Refer to Note 7, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt discharge.
(7)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.

Six Months Ended June 30:

	For the Six Months Ended
	June 30,
	2017	2016	$ change	% change
	(in millions, except per share data)

Net revenues	$12,400	$12,757	$(357)	(2.8)%

Operating income	1,481	1,360	121	8.9%

Net earnings attributable to Mondelēz International	1,128	1,018	110	10.8%

Diluted earnings per share attributable to Mondelēz International	0.73	0.64	0.09	14.1%

Net Revenues – Net revenues decreased $357 million (2.8%) to $12,400 million in the first six months of 2017, and Organic Net Revenue (1) decreased $123 million (1.0%) to $12,389 million. Power Brands net revenues decreased 0.6%, including an unfavorable currency impact, and Power Brands Organic Net Revenue increased 0.4%. Emerging markets net revenues increased 1.4%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 1.6%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2017
Change in net revenues (by percentage point)
Total change in net revenues	(2.8)%
Add back the following items affecting comparability:
Unfavorable currency	1.8	pp
Impact of divestitures	0.3	pp
Impact of acquisitions	(0.3	)pp

Total change in Organic Net Revenue (1)	(1.0)%

Unfavorable volume/mix	(2.1	)pp
Higher net pricing	1.1	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decline of 2.8% was driven by unfavorable currency, our underlying Organic Net Revenue decline of 1.0% and the impact of divestitures, partially offset by the impact of an acquisition. Unfavorable year-over-year currency impacts decreased net revenues by $216 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the British pound sterling, euro, Egyptian pound, Argentinian peso, Nigerian naira, Chinese yuan, Mexican peso and Turkish lira, partially offset by the strength of several currencies, including the Brazilian real, Russian ruble, South African rand and Australian dollar, relative to the U.S. dollar. Our underlying Organic Net Revenue decline was driven by unfavorable volume/mix, partially offset by higher net pricing. Unfavorable volume/mix, primarily due to delayed shipments caused by the malware incident, was reflected in all segments except Europe. Net pricing was up, which includes the benefit of carryover pricing from the second half of 2016 and the first quarter of 2017 as well as the effects of input cost-driven pricing actions taken during the second quarter of 2017. Higher net pricing was reflected in Latin America and AMEA, partially offset by lower net pricing in North America and Europe. The impact of divestitures resulted in a year-over-year decline in net revenues of $48 million for the first six months of 2017. The November 2, 2016 acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in additional key markets added $30 million (constant currency basis) of incremental net revenues for the first six months of 2017.

Operating Income – Operating income increased $121 million (8.9%) to $1,481 million in the first six months of 2017, Adjusted Operating Income (1) increased $66 million (3.4%) to $1,988 million and Adjusted Operating Income on a constant currency basis (1) increased $139 million (7.2%) to $2,061 million due to the following:

	Operating
	Income	% Change
	(in millions)

Operating Income for the Six Months Ended June 30, 2016	$1,360
2014-2018 Restructuring Program costs (2)	465
Intangible asset impairment charges (3)	26
Acquisition integration costs (4)	6
Mark-to-market losses from derivatives (5)	37
Divestiture-related costs (6)	84
Operating income from divestitures (6)	(49)
Gain on sale of intangible asset (7)	(6)
Other/rounding	(1)

Adjusted Operating Income (1) for the Six Months Ended June 30, 2016	$1,922
Higher net pricing	141
Higher input costs	(48)
Unfavorable volume/mix	(155)
Lower selling, general and administrative expenses	208
Gains on sales of property (8)	(39)
Property insurance recovery	27
Impact from acquisitions (8)	6
Other	(1)

Total change in Adjusted Operating Income (constant currency) (1)	139	7.2%
Unfavorable currency – translation	(73)

Total change in Adjusted Operating Income (1)	66	3.4%

Adjusted Operating Income (1) for the Six Months Ended June 30, 2017	$1,988
2014-2018 Restructuring Program costs (2)	(422)
Intangible asset impairment charge (3)	(38)
Acquisition integration costs (4)	(1)
Mark-to-market losses from derivatives (5)	(97)
Malware incident incremental expenses	(7)
Divestiture-related costs (6)	(23)
Operating income from divestitures (6)	38
Loss on divestiture (6)	(3)
Benefit from the settlement of a Cadbury tax matter (9)	46

Operating Income for the Six Months Ended June 30, 2017	$1,481	8.9%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information.
(3)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2017 and 2016 related to trademarks.
(4)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for more information on the acquisition of a biscuit business in Vietnam.
(5)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on the unrealized losses on commodity and forecasted currency transaction derivatives.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2017 sales of a confectionery business in France and a grocery business in Australia and New Zealand. Note that we completed the sale of most of our grocery business in Australia and New Zealand on July 4, 2017 and we have also removed the historical operating results of the business for all periods presented. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the 2016 sale of a confectionery business in Costa Rica.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 intangible asset sale in Finland.
(8)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 purchase of a license to manufacture, market and sell Cadbury-branded biscuits in additional key markets and other property sales in 2016.
(9)	Refer to Note 11, Commitments and Contingencies, for more information on the benefit from the settlement of a Cadbury tax matter.

During the first six months of 2017, unfavorable volume/mix, in part due to the delayed shipments resulting from the malware incident, was driven by North America, Latin America and AMEA, which was partially offset by favorable volume/mix in Europe. We realized higher net pricing while input costs increased modestly. Higher net pricing, which included the carryover impact of pricing actions taken in the second half of 2016 and the first quarter of 2017, was driven by Latin America and AMEA, partially offset by lower net pricing in North America and Europe. The increase in input costs was driven by higher raw material costs, which were partially offset by lower manufacturing costs due to productivity.

Total selling, general and administrative expenses decreased $359 million from the first six months of 2016, due to a number of factors noted in the table above, including in part, lower divestiture-related costs associated with the sale of a confectionery business in France, the benefit from the settlement of a Cadbury tax matter, lower implementation costs incurred for the 2014-2018 Restructuring Program, a property insurance recovery in AMEA and a favorable currency impact. The decreases were partially offset by the gains on sales of property in 2016 and incremental expenses incurred due to the malware incident.

Excluding the factors noted above, selling, general and administrative expenses decreased $208 million from the first six months of 2016. The decrease was driven primarily by lower overhead costs and lower advertising and consumer promotion costs due to continued cost reduction efforts in both areas.

Unfavorable currency impacts decreased operating income by $73 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the Egyptian pound, British pound sterling and euro, partially offset by the strength of several currencies relative to the U.S. dollar, including the Brazilian real, Russian ruble, Australian dollar and South African rand.

Operating income margin increased from 10.7% in the first six months of 2016 to 11.9% in the first six months of 2017. The increase in operating income margin was driven primarily by an increase in our Adjusted Operating Income margin, lower divestiture-related costs associated with the sale of a confectionery business in France, the benefit from the settlement of a Cadbury tax matter and lower costs incurred for the 2014-2018 Restructuring Program, partially offset by the year-over-year unfavorable impact of unrealized gains/(losses) on currency and commodity hedging activities and higher intangible asset impairment charges. Adjusted Operating Income margin increased from 15.4% in the first six months of 2016 to 16.3% in the first six months of 2017. The increase in Adjusted Operating Income margin was driven primarily by lower overheads and lower advertising and consumer promotion costs due to continued cost reduction efforts in both areas.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,128 million increased by $110 million (10.8%) in the first six months of 2017. Diluted EPS attributable to Mondelēz International was $0.73 in the first six months of 2017, up $0.09 (14.1%) from the first six months of 2016. Adjusted EPS (1) was $1.01 in the first six months of 2017, up $0.09 (9.8%) from the first six months of 2016. Adjusted EPS on a constant currency basis (1) was $1.04 in the first six months of 2017, up $0.12 (13.0%) from the first six months of 2016.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2016	$0.64
2014-2018 Restructuring Program costs (2)	0.22
Intangible asset impairment charges (2)	0.01
Acquisition integration costs (2)	0.01
Mark-to-market losses from derivatives (2)	0.02
Divestiture-related costs (2)	0.04
Net earnings from divestitures (2)	(0.03)
Gain on sale of intangible asset (2)	–
Loss related to interest rate swaps (3)	0.04
Gain on equity method investment exchange (4)	(0.03)

Adjusted EPS (1) for the Six Months Ended June 30, 2016	$0.92
Increase in operations	0.09
Decrease in equity method investment earnings	(0.01)
Gains on sales of property (2)	(0.02)
Property insurance recovery	0.01
Impact of acquisition (2)	–
Lower interest and other expense, net (5)	0.03
Changes in shares outstanding (6)	0.02
Changes in income taxes (7)	–

Adjusted EPS (constant currency) (1) for the Six Months Ended June 30, 2017	$1.04
Unfavorable currency – translation	(0.03)

Adjusted EPS (1) for the Six Months Ended June 30, 2017	$1.01
2014-2018 Restructuring Program costs (2)	(0.21)
Intangible asset impairment charges (2)	(0.02)
Acquisition integration costs (2)	–
Mark-to-market losses from derivatives (2)	(0.06)
Malware incident incremental expenses	–
Divestiture-related costs (2)	(0.01)
Net earnings from divestitures (2)	0.02
Loss on debt extinguishment (8)	(0.01)
Benefit from the settlement of a Cadbury tax Matter (2)	0.04
Equity method investee acquisition-related and other adjustments (9)	(0.03)

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2017	$0.73

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	See the Operating Income table above and the related footnotes for more information.
(3)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designated as cash flow hedges during the first quarter of 2016 due to changes in financing and hedging plans.
(4)	Refer to Note 2, Divestitures and Acquisitions – Keurig Transaction, for more information on the 2016 acquisition of an interest in Keurig.
(5)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(6)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(7)	Refer to Note 10, Stock Plans, for more information on a $25 million earnings impact (in the provision for income taxes) in the first half of 2017 from adopting the new stock-based compensation accounting standard and Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.

(8)	Refer to Note 7, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt discharge.
(9)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four reportable operating segments:

•	Latin America
•	AMEA
•	Europe
•	North America

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

Our segment net revenues and earnings, revised to reflect our new segment structure in all periods, were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)

Net revenues:
Latin America	$848	$843	$1,758	$1,660
AMEA	1,394	1,446	2,885	2,961
Europe	2,171	2,293	4,536	4,741
North America	1,573	1,720	3,221	3,395

Net revenues	$5,986	$6,302	$12,400	$12,757

Earnings before income taxes:
Operating income:
Latin America	$103	$32	$214	$99
AMEA	162	149	343	339
Europe	339	256	748	608
North America	214	295	506	566
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(46)	17	(97)	(37)
General corporate expenses	(84)	(67)	(142)	(127)
Amortization of intangibles	(44)	(44)	(88)	(88)
Loss on divestiture	(3)	–	(3)	–

Operating income	641	638	1,481	1,360
Interest and other expense, net	(124)	(151)	(243)	(395)

Earnings before income taxes	$517	$487	$1,238	$965

Latin America

	For the Three Months Ended
	June 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$848	$843	$5	0.6%
Segment operating income	103	32	71	221.9%

	For the Six Months Ended
	June 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$1,758	$1,660	$98	5.9%
Segment operating income	214	99	115	116.2%

Three Months Ended June 30:

Net revenues increased $5 million (0.6%), due to higher net pricing (7.5 pp) and favorable currency (1.3 pp), partially offset by unfavorable volume/mix (8.0 pp) and the impact of a divestiture (0.2 pp). Higher net pricing was reflected across all categories driven primarily by Argentina, Brazil and Mexico. Favorable currency impacts were due primarily to the strength of several currencies in the region relative to the U.S. dollar, primarily the Brazilian real, partially offset by the strength of the U.S. dollar relative to the Argentinean peso and Mexican peso. Unfavorable volume/mix, which occurred across most of the region, was largely due to the impact of pricing-related elasticity and delayed shipments caused by the malware incident. Unfavorable volume/mix was driven by declines in all categories except candy. On December 1, 2016, we sold a small confectionery business in Costa Rica.

Segment operating income increased $71 million (221.9%), primarily due to higher net pricing, lower costs incurred for the 2014-2018 Restructuring Program, lower advertising and consumer promotion costs, lower manufacturing costs, lower other selling, general and administrative expenses and favorable currency. These favorable items were partially offset by higher raw material costs and unfavorable volume/mix.

Six Months Ended June 30:

Net revenues increased $98 million (5.9%), due to higher net pricing (6.9 pp) and favorable currency (4.6 pp), partially offset by unfavorable volume/mix (5.3 pp) and the impact of a divestiture (0.3 pp). Higher net pricing was reflected across all categories driven primarily by Argentina, Brazil and Mexico. Favorable currency impacts were due primarily to the strength of several currencies in the region relative to the U.S. dollar, primarily the Brazilian real, partially offset by the strength of the U.S. dollar relative to the Argentinean peso and Mexican peso. Unfavorable volume/mix, which occurred across most of the region, was largely due to the impact of pricing-related elasticity and delayed shipments caused by the malware incident. Unfavorable volume/mix was driven by declines in all categories except chocolate. On December 1, 2016, we sold a small confectionery business in Costa Rica.

Segment operating income increased $115 million (116.2%), primarily due to higher net pricing, lower advertising and consumer promotion costs, lower manufacturing costs, lower other selling, general and administrative expenses, favorable currency, and lower costs incurred for the 2014-2018 Restructuring Program. These favorable items were partially offset by higher raw material costs and unfavorable volume/mix.

AMEA

	For the Three Months Ended
	June 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$1,394	$1,446	$(52)	(3.6)%
Segment operating income	162	149	13	8.7%

	For the Six Months Ended
	June 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$2,885	$2,961	$(76)	(2.6)%
Segment operating income	343	339	4	1.2%

Three Months Ended June 30:

Net revenues decreased $52 million (3.6%), due to unfavorable currency (3.2 pp) and unfavorable volume/mix (2.5 pp), partially offset by higher net pricing (1.8 pp) and the favorable impact of businesses divested (0.3 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region, including the Egyptian pound, Nigerian naira and Chinese yuan, partially offset by the strength of several other currencies in the region, including the South African rand and Indian rupee, relative to the U.S. dollar. Unfavorable volume/mix was driven by declines in refreshment beverages, cheese & grocery, gum and candy, partially offset by gains in chocolate and biscuits. The unfavorable volume/mix also reflected the impact from the trade implementation of the new Goods and Services Tax (“GST”) in India and delayed shipments due to the malware incident. Higher net pricing was reflected across all categories except cheese & grocery and candy. Businesses divested primarily includes the favorable Organic Net Revenue growth related to the grocery & cheese business in Australia and New Zealand that was divested on July 4, 2017.

Segment operating income increased $13 million (8.7%), primarily due to lower other selling, general and administrative expenses (including a property insurance recovery), higher net pricing and lower advertising and consumer promotion costs. These favorable items were partially offset by unfavorable currency, higher raw material costs, higher costs incurred for the 2014-2018 Restructuring Program and unfavorable volume/mix.

Six Months Ended June 30:

Net revenues decreased $76 million (2.6%), due to unfavorable currency (3.2 pp) and unfavorable volume/mix (1.8 pp), partially offset by higher net pricing (2.3 pp) and the favorable impact of businesses divested (0.1 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region, including the Egyptian pound, Nigerian naira and Chinese yuan, partially offset by the strength of several other currencies in the region, including the South African rand, Australian dollar and Indian rupee, relative to the U.S. dollar. Unfavorable volume/mix was driven by declines in cheese & grocery, refreshment beverages, gum and candy, partially offset by gains in chocolate and biscuits. The unfavorable volume/mix also reflected the impact from the trade implementation of the new GST in India and delayed shipments due to the malware incident. Higher net pricing was reflected across all categories except cheese & grocery. Businesses divested primarily includes the favorable Organic Net Revenue growth related to the grocery & cheese business in Australia and New Zealand that was divested on July 4, 2017.

Segment operating income increased $4 million (1.2%), primarily due to lower other selling, general and administrative expenses (including a property insurance recovery), higher net pricing, lower manufacturing costs and lower acquisition integration costs. These favorable items were partially offset by higher raw material costs, unfavorable currency, unfavorable volume/mix, higher costs incurred for the 2014-2018 Restructuring Program and higher advertising and consumer promotion costs.

Europe

	For the Three Months Ended
	June 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$2,171	$2,293	$(122)	(5.3)%
Segment operating income	339	256	83	32.4%

	For the Six Months Ended
	June 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$4,536	$4,741	$(205)	(4.3)%
Segment operating income	748	608	140	23.0%

Three Months Ended June 30:

Net revenues decreased $122 million (5.3%), due to unfavorable currency (3.7 pp), the impact of divestitures (1.6 pp) and unfavorable volume/mix (0.8 pp), partially offset by the impact of an acquisition (0.7 pp) and higher net pricing (0.1 pp). Unfavorable currency impacts reflected the strength of the U.S. dollar against most currencies in the region, primarily the British pound sterling and euro, partially offset by the strength of the Russian ruble relative to the U.S. dollar. The impact of divestitures was primarily due to the sale of a confectionery business in France. Unfavorable volume/mix, caused by delayed shipments due to the malware incident, was driven by gum, candy, cheese & grocery and refreshment beverages, partially offset by gains in chocolate and biscuits. The acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in November 2016 added net revenues of $16 million (constant currency basis). Higher net pricing was driven by chocolate, candy and refreshment beverages, mostly offset by lower net pricing in biscuits and cheese & grocery.

Segment operating income increased $83 million (32.4%), primarily due to lower divestiture-related costs, lower manufacturing costs, lower advertising and consumer promotion costs, lower other selling, general and administrative expenses and a prior-year second quarter intangible asset impairment charge. These favorable items were partially offset by higher raw material costs, unfavorable currency, higher costs incurred for the 2014-2018 Restructuring Program, unfavorable volume/mix, the impact of divestitures and a prior-year second quarter gain on the sale of an intangible asset.

Six Months Ended June 30:

Net revenues decreased $205 million (4.3%), due to unfavorable currency (4.3 pp), the impact of divestitures (0.8 pp) and lower net pricing (0.1 pp), partially offset by the impact of an acquisition (0.6 pp) and favorable volume/mix (0.3 pp). Unfavorable currency impacts reflected the strength of the U.S. dollar against most currencies in the region, primarily the British pound sterling, euro and Turkish lira, partially offset by the strength of the Russian ruble relative to the U.S. dollar. The impact of divestitures was primarily due to the sale of a confectionery business in France. Lower net pricing was driven by biscuits and cheese & grocery, mostly offset by higher net pricing in chocolate, candy, refreshment beverages and gum. The acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in November 2016 added net revenues of $30 million (constant currency basis). Favorable volume/mix, including the negative impact of delayed shipments in the second quarter due to the malware incident, was driven by chocolate and biscuits, partially offset by declines in gum, cheese & grocery, refreshment beverages and candy.

Segment operating income increased $140 million (23.0%), primarily due to lower manufacturing costs, lower divestiture-related costs, the benefit from the settlement of a Cadbury tax matter, lower other selling, general and administrative expenses, lower advertising and consumer promotion costs and prior-year intangible asset impairment charges. These favorable items were partially offset by higher raw material costs, unfavorable currency, the impact of divestitures, lower net pricing and higher costs incurred for the 2014-2018 Restructuring Program.

North America

	For the Three Months Ended
	June 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$1,573	$1,720	$(147)	(8.5)%
Segment operating income	214	295	(81)	(27.5)%

	For the Six Months Ended
	June 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$3,221	$3,395	$(174)	(5.1)%
Segment operating income	506	566	(60)	(10.6)%

Three Months Ended June 30:

Net revenues decreased $147 million (8.5%), due to unfavorable volume/mix (6.6 pp), lower net pricing (1.5 pp) and unfavorable currency (0.4 pp). Unfavorable volume/mix, primarily caused by delayed shipments due to the malware incident, was driven by declines in biscuits, gum and candy, partially offset by a gain in chocolate. Lower net pricing was reflected in biscuits and chocolate, partially offset by higher net pricing in gum. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income decreased $81 million (27.5%), primarily due to unfavorable volume/mix, higher intangible asset impairment charges, lower net pricing, higher other selling, general and administrative expenses (including the prior year’s gain on sale of property) and higher raw material costs. These unfavorable items were partially offset by lower manufacturing costs, lower costs incurred for the 2014-2018 Restructuring Program and lower advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues decreased $174 million (5.1%), due to unfavorable volume/mix (4.0 pp), lower net pricing (1.0 pp) and unfavorable currency (0.1 pp). Unfavorable volume/mix, primarily caused by delayed shipments due to the malware incident, was driven by declines in biscuits, gum and candy, partially offset by a gain in chocolate. Lower net pricing was reflected in biscuits, gum and chocolate, partially offset by higher net pricing in candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income decreased $60 million (10.6%), primarily due to unfavorable volume/mix, lower net pricing, higher intangible asset impairment charges and higher raw material costs. These unfavorable items were partially offset by lower manufacturing costs, lower costs incurred for the 2014-2018 Restructuring Program and lower advertising and consumer promotion costs.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities and our authorized long-term financing will provide sufficient liquidity for our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program, international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Earnings outside of the U.S. are considered indefinitely reinvested and no material tax liability has been accrued as of June 30, 2017. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the U.S.

Net Cash Provided by Operating Activities:

Net cash provided by operating activities was $262 million in the first six months of 2017 and $337 million in the first six months of 2016. The decrease in net cash provided by operating activities was due primarily to higher tax payments in 2017, partially offset by higher earnings and improvements in our cash conversion cycle. In the second quarter of 2017, we continued to improve our cash conversion cycle to negative 21 days from negative 4 days in the second quarter of 2016.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $286 million in the first six months of 2017 and $505 million in the first six months of 2016. The decrease in net cash used in investing activities primarily relates to net proceeds received from a divestiture of $169 million and lower capital expenditures of $488 million for the six months ended June 30, 2017 compared to $604 million for the six months ended June 30, 2016. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2017 capital expenditures to be up to $1.1 billion, including capital expenditures in connection with our 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Used in/Provided by Financing Activities:

Net cash used in financing activities was $376 million the first six months of 2017 and net cash provided by financing activities was $28 million in the first six months of 2016. The increase in net cash used in financing activities relative to the comparable prior-year period was primarily due to higher net payments of long-term and lower net issuances of short-term debt, offset by lower share repurchases.

Debt:

From time to time we refinance long-term and short-term debt. Refer to Note 7, Debt and Borrowing Arrangements, for details of our debt activity during the first six months of 2017. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 74.3 percent (or $9.2 billion) of the $12.4 billion of consolidated net revenue in the six months ended June 30, 2017. The operations held by MIHN represented approximately 87.7 percent (or $22.6 billion) of the $25.8 billion of net assets as of June 30, 2017 and 81.7 percent (or $20.6 billion) of the $25.2 billion of net assets as of December 31, 2016.

On February 3, 2017, our Board of Directors approved a new $5 billion long-term financing authority to replace the prior authority. As of June 30, 2017, we had $4.7 billion of long-term financing authority remaining.

In the next 12 months, we expect $739 million of long-term debt will mature as follows: fr.250 million Swiss franc notes ($261 million as of June 30, 2017) in January 2018 and $478 million in February 2018. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $18.8 billion at June 30, 2017 and $17.2 billion at December 31, 2016. Our debt-to-capitalization ratio was 0.42 at June 30, 2017 and 0.41 at December 31, 2016. At June 30, 2017, the weighted-average term of our outstanding long-term debt was 6.7 years. Our average daily commercial paper borrowings outstanding were $4.2 billion in the first six months ended 2017 and $2.0 billion in the first six months ended 2016. We had commercial paper outstanding totaling $4.2 billion as of June 30, 2017 and $2.4 billion as of December 31, 2016. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 7, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the six months ended June 30, 2017, the primary drivers of the increase in our aggregate commodity costs were higher commodity market pricing and currency-related costs on dairy, cocoa, sugar, packaging, oils, grains and other raw materials, partially offset by lower costs for nuts and energy.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 7, Debt and Borrowing Arrangements, for information on debt transactions during the first six months of 2017. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. We also do not expect a material change in the effect of these arrangements and obligations on our liquidity. See Note 11, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:

See Note 10, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the six months ended June 30, 2017.

We intend to continue to use a portion of our cash for share repurchases. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018.

We repurchased $11,965 million of shares ($1,109 million in the first six months of 2017, $2,601 million in 2016, $3,623 million in 2015, $1,892 million in 2014 and $2,740 in 2013) through June 30, 2017. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $581 million in the first six months of 2017 and $537 million in the first six months of 2016. On August 2, 2017, the Finance Committee, with authorization delegated from our Board of Directors, approved a 16% increase in the quarterly dividend to $0.22 per common share or $0.88 per common share on an annualized basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies:

See Note 11, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “potential,” “objective,” “project,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, margins and earnings per share; price volatility and pricing actions; the cost environment and measures to address increased costs; the United Kingdom’s planned exit from the European Union and its impact on our results; the costs of, timing of expenditures under and completion of our restructuring program; category growth; consumer snacking behaviors; commodity prices and supply; investments; innovation; political and economic conditions and volatility; currency exchange rates, controls and restrictions; our operations in Ukraine; overhead costs; our JDE ownership interest; legal matters; the estimated value of intangible assets; amortization expense for intangible assets; impairment of intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our tax rate and tax positions; the potential impact of amounts previously paid and accrued for ICMS tax in Brazil; remediation efforts related to and the financial and other impacts of the malware incident; our liquidity, funding sources and uses of funding, including our use of commercial paper; reinvestment of earnings; our risk management program, including the use of financial instruments and the effectiveness of our hedging activities; capital expenditures and funding; share repurchases; dividends; long-term value and return on investment for our shareholders; and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; unanticipated disruptions to our business, such as the malware incident, cyberattacks or other security breaches; competition; acquisitions and divestitures; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; protection of our reputation and brand image; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; strategic transactions; our ability to innovate and differentiate our products; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of and access to capital or other markets; pension costs; use of information technology and third party service providers; our ability to protect our intellectual property and intangible assets; a shift in our pre-tax income among jurisdictions, including the United States; and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (2), our historical global coffee business (3), our historical Venezuelan operations, accounting calendar changes and currency rate fluctuations (4). We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.
•	Our emerging markets include our Latin America region in its entirety; the AMEA region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Turkey, Kazakhstan, Belarus, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries. (Our developed markets include the entire North America region, the Europe region excluding the countries included in the emerging markets definition, and Australia, New Zealand and Japan from the AMEA region.)
•	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz, TUC/Club Social and belVita biscuits; Cadbury Dairy Milk, Milka and Lacta chocolate; Trident gum; Halls candy; and Tang powdered beverages.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of the 2012-2014 Restructuring Program (5); the 2014-2018 Restructuring Program (5); Venezuela remeasurement and deconsolidation losses and historical operating results; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (3) gain and net incremental costs; the operating results of divestitures (2); our historical global coffee business operating results (3); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); equity method investment earnings historically reported within operating income (7); the benefit from the settlement of a Cadbury tax matter (8) and incremental expenses related to the malware incident. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (4).

•	“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the 2012-2014 Restructuring Program (5); the 2014-2018 Restructuring Program (5); Venezuela remeasurement and deconsolidation losses and historical operating results; losses on debt extinguishment and related expenses; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (3) gain, transaction hedging gains or losses and net incremental costs; gain on the equity method investment exchange; net earnings from divestitures (2); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; the benefit from the settlement of a Cadbury tax matter (8) and incremental expenses related to the malware incident. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ unusual or infrequent items (9), such as acquisition and divestiture-related costs and restructuring program costs. We also evaluate growth in our Adjusted EPS on a constant currency basis (4).

(1)	When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. For the first quarter of 2017, we added to the non-GAAP definitions the exclusion of the benefit from the settlement of a Cadbury tax matter – see footnote (8) below. In the second quarter of 2017, we added the exclusion of incremental expenses related to the malware incident.
(2)	Divestitures include completed sales of businesses and exits of major product lines upon completion of a sale or licensing agreement. Note that we completed the sale of most of our grocery business in Australia and New Zealand on July 4, 2017 and we have also removed the historical operating results of the business from our Organic Net Revenue and adjusted results for all periods presented.
(3)	We continue to have an ongoing interest in the legacy coffee business we deconsolidated in 2015 as part of the JDE coffee business transactions. For historical periods prior to the July 15, 2015 coffee business deconsolidation, we have reclassified any net revenue or operating income from the historical coffee business and include them where the coffee equity method investment earnings are presented within Adjusted EPS. As such, Organic Net Revenue and Adjusted Operating Income in all periods do not include the results of our legacy coffee businesses which are shown within Adjusted EPS only.
(4)	Constant currency operating results are calculated by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.
(5)	Non-GAAP adjustments related to the 2014-2018 Restructuring Program reflect costs incurred that relate to the objectives of our program to transform our supply chain network and organizational structure. Costs that do not meet the program objectives are not reflected in the non-GAAP adjustments. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the 2012-2014 Restructuring Program.
(6)	During the third quarter of 2016, we began to exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency transaction derivatives from our non-GAAP earnings measures until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we made this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We also discontinued designating commodity and forecasted currency transaction derivatives for hedge accounting treatment. To facilitate comparisons of our underlying operating results, we have recast all historical non-GAAP earnings measures to exclude the mark-to-market impacts.
(7)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income following the deconsolidation of our coffee business. Refer to Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information.
(8)	During the first quarter of 2017, we recorded a $58 million gain on the settlement of a pre-acquisition Cadbury tax matter further disclosed in Note 11, Commitments and Contingencies – Tax Matters.
(9)	We have excluded our proportionate share of our equity method investees’ unusual or infrequent items in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and unusual or infrequent items with them each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ unusual and infrequent items.

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

Organic Net Revenue:

Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, an acquisition and divestitures. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and Power Brands, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016
	Emerging	Developed		Emerging	Developed
	Markets	Markets	Total	Markets	Markets	Total
		(in millions)			(in millions)
Net Revenue	$2,304	$3,682	$5,986	$2,339	$3,963	$6,302
Impact of currency	26	98	124	–	–	–
Impact of acquisition	–	(16)	(16)	–	–	–
Impact of divestitures	–	(83)	(83)	(2)	(120)	(122)

Organic Net Revenue	$2,330	$3,681	$6,011	$2,337	$3,843	$6,180

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016 (1)
	Power	Non-Power		Power	Non-Power
	Brands	Brands	Total	Brands	Brands	Total
		(in millions)			(in millions)
Net Revenue	$4,295	$1,691	$5,986	$4,426	$1,876	$6,302
Impact of currency	69	55	124	–	–	–
Impact of acquisition	(16)	–	(16)	–	–	–
Impact of divestitures	–	(83)	(83)	–	(122)	(122)

Organic Net Revenue	$4,348	$1,663	$6,011	$4,426	$1,754	$6,180

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016
	Emerging	Developed		Emerging	Developed
	Markets	Markets	Total	Markets	Markets	Total
		(in millions)			(in millions)
Net Revenue	$4,706	$7,694	$12,400	$4,642	$8,115	$12,757
Impact of currency	8	208	216	–	–	–
Impact of acquisition	–	(30)	(30)	–	–	–
Impact of divestitures	–	(197)	(197)	(4)	(241)	(245)

Organic Net Revenue	$4,714	$7,675	$12,389	$4,638	$7,874	$12,512

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016 (1)
	Power	Non-Power		Power	Non-Power
	Brands	Brands	Total	Brands	Brands	Total
		(in millions)			(in millions)
Net Revenue	$9,013	$3,387	$12,400	$9,070	$3,687	$12,757
Impact of currency	125	91	216	–	–	–
Impact of acquisition	(30)	–	(30)	–	–	–
Impact of divestitures	–	(197)	(197)	–	(245)	(245)

Organic Net Revenue	$9,108	$3,281	$12,389	$9,070	$3,442	$12,512

(1)	Each year we reevaluate our Power Brands and confirm the brands in which we will continue to make disproportionate investments. As such, we may make changes in our planned investments in primarily regional Power Brands following our annual review cycles. For 2017, we made limited changes to our list of regional Power Brands and as such, we reclassified 2016 Power Brand net revenues on a basis consistent with the current list of Power Brands.

Adjusted Operating Income:

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude 2014-2018 Restructuring Program costs; divestiture-related costs incurred for the sale of a confectionery business in France and the sale of a grocery business in Australia; impairment charges related to intangible assets; other acquisition integration costs; the operating results of divestitures; loss on divestiture; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; incremental expenses related to the malware incident; gain on sale of intangible assets and the benefit from the settlement of a Cadbury tax matter. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income, and evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
		(in millions)

Operating Income	$641	$638	$3	0.5%
2014-2018 Restructuring Program costs (1)	211	228	(17)
Divestiture-related costs (2)	4	84	(80)
Intangible asset impairment charges (3)	38	12	26
Acquisition integration costs (4)	–	3	(3)
Operating income from divestitures (2)	(18)	(22)	4
Loss on divestiture (2)	3	–	3
Mark-to-market losses/(gains) from derivatives (5)	46	(17)	63
Malware incident incremental expenses	7	–	7
Gain on sale of intangible assets (6)	–	(6)	6
Other/rounding	1	1	–

Adjusted Operating Income	$933	$921	$12	1.3%
Impact of unfavorable currency	60	–	60

Adjusted Operating Income (constant currency)	$993	$921	$72	7.8%

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
		(in millions)

Operating Income	$1,481	$1,360	$121	8.9%
2014-2018 Restructuring Program costs (1)	422	465	(43)
Divestiture-related costs (2)	23	84	(61)
Intangible asset impairment charges (3)	38	26	12
Acquisition integration costs (4)	1	6	(5)
Operating income from divestitures (2)	(38)	(49)	11
Loss on divestiture (2)	3	–	3
Mark-to-market losses from derivatives (5)	97	37	60
Malware incident incremental expenses	7	–	7
Gain on sale of intangible assets (6)	–	(6)	6
Benefit from the settlement of a Cadbury tax matter (7)	(46)	–	(46)
Other/rounding	–	(1)	1

Adjusted Operating Income	$1,988	$1,922	$66	3.4%
Impact of unfavorable currency	73	–	73

Adjusted Operating Income (constant currency)	$2,061	$1,922	$139	7.2%

(1)	Refer to Note 6, 2014-2018 Restructuring Program, for more information.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2017 sales of a confectionery business in France and a grocery business in Australia and New Zealand. Note that we completed the sale of most of our grocery business in Australia and New Zealand on July 4, 2017 and we have also removed the historical operating results of the business for all periods presented. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the 2016 sale of a confectionery business in Costa Rica.
(3)	Refer to Note 2, Divestitures and Acquisitions, for more information on the impairment charges recorded in 2017 and 2016 related to trademarks.
(4)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for more information on the acquisition of a biscuit business in Vietnam.
(5)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing earlier in this section for more information on these unrealized losses/gains on commodity and forecasted currency transaction derivatives.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 intangible asset sale in Finland.
(7)	Refer to Note 11, Commitments and Contingencies – Tax Matters, for more information on the benefit from the settlement of a Cadbury tax matter.

Adjusted EPS:

Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude 2014-2018 Restructuring Program costs; divestiture-related costs incurred for the sale of a confectionery business in France and the sale of a grocery business in Australia; impairment charges related to intangible assets; acquisition integration costs; net earnings from divestiture; loss on divestiture; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; incremental expenses related to the malware incident; losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; losses on debt extinguishment and related expenses; the benefit from the settlement of a Cadbury tax matter; gain on the equity method investment exchange; and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended
	June 30,
	2017	2016	$ Change	% Change

Diluted EPS attributable to Mondelēz International	$0.32	$0.29	$0.03	10.3%
2014-2018 Restructuring Program costs (2)	0.10	0.11	(0.01)
Divestiture-related costs (2)	–	0.04	(0.04)
Intangible asset impairment charge (2)	0.02	–	0.02
Net earnings from divestitures (2)	(0.01)	(0.01)	–
Loss on divestiture (2)	–	–	–
Mark-to-market losses from derivatives (2)	0.03	–	0.03
Malware incident incremental expenses	–	–	–
Loss related to interest rate swaps (3)	–	–	–
Loss on debt extinguishment (4)	0.01	–	0.01
Equity method investee acquisition-related and other adjustments (5)	0.01	–	0.01

Adjusted EPS	$0.48	$0.43	$0.05	11.6%
Impact of unfavorable currency	0.03	–	0.03

Adjusted EPS (constant currency)	$0.51	$0.43	$0.08	18.6%

	For the Six Months Ended
	June 30,
	2017	2016	$ Change	% Change

Diluted EPS attributable to Mondelēz International	$0.73	$0.64	$0.09	14.1%
2014-2018 Restructuring Program costs (2)	0.21	0.22	(0.01)
Divestiture-related costs (2)	0.01	0.04	(0.03)
Intangible asset impairment charges (2)	0.02	0.01	0.01
Acquisition integration costs (2)	–	0.01	(0.01)
Net earnings from divestitures (2)	(0.02)	(0.03)	0.01
Loss on divestiture (2)	–	–	–
Mark-to-market losses from derivatives (2)	0.06	0.02	0.04
Malware incident incremental expenses	–	–	–
Loss related to interest rate swaps (3)	–	0.04	(0.04)
Loss on debt extinguishment (4)	0.01	–	0.01
Benefit from the settlement of a Cadbury tax matter (2)	(0.04)	–	(0.04)
Gain on equity method investment exchange (6)	–	(0.03)	0.03
Equity method investee acquisition-related and other adjustments (5)	0.03	–	0.03

Adjusted EPS	$1.01	$0.92	$0.09	9.8%
Impact of unfavorable currency	0.03	–	0.03

Adjusted EPS (constant currency)	$1.04	$0.92	$0.12	13.0%

(1)	The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•	For the three months ended June 30, 2017, taxes on the 2014-2018 Restructuring Program costs were $(58) million, taxes on intangible asset impairment charges were $(14) million, taxes on loss on debt extinguishment were $(4) million, taxes included in net earnings from divestitures were $4 million, taxes on divestiture-related costs were $(2) million, taxes on loss on divestiture were $4 million and taxes on equity method investee adjustments were $(2) million.
•	For the three months ended June 30, 2016, taxes on the 2014-2018 Restructuring Program costs were $(58) million, taxes on divestiture-related costs were $(20) million, taxes on mark-to-market gains from derivatives were $8 million, taxes included in net earnings from divestitures were $4 million and taxes on intangible asset impairment charges were $(3) million.
•	For the six months ended June 30, 2017, taxes on the 2014-2018 Restructuring Program costs were $(106) million, taxes on intangible asset impairment charges were $(14) million, taxes included in net earnings from divestitures were $9 million, taxes on equity method investee adjustments were $(6) million, taxes on loss on debt extinguishment were $(4) million, taxes on divestiture-related costs were $(5) million, taxes on loss on divestiture were $4 million and taxes on mark-to-market losses from derivatives were $3 million.
•	For the six months ended June 30, 2016, taxes on the 2014-2018 Restructuring Program costs were $(117) million, taxes on loss related to interest rate swaps were $(35) million, taxes on divestiture-related costs were $(20) million, taxes included in net earnings from divestitures were $10 million, taxes on intangible asset impairment charges were $(8) million, taxes on the gain on equity method investment exchange were $2 million and taxes on mark-to-market losses from derivatives were $(2) million.
(2)	See the Adjusted Operating Income table above and the related footnotes for more information.
(3)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the first quarter of 2016 due to changes in financing and hedging plans.
(4)	Refer to Note 7, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt discharge.
(5)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.
(6)	Refer to Note 2, Divestitures and Acquisitions – Keurig Transaction, for more information on the 2016 acquisition of an interest in Keurig.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the six months ended June 30, 2017. For additional information on the impact of currency policies, Brexit and recent currency volatility on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. Our weighted-average interest rate on total debt was 2.1% as of June 30, 2017 and 2.2% as of December 31, 2016. For more information on our 2017 debt activity, see Note 7, Debt and Borrowing Arrangements.

There were no significant changes in the types of derivative instruments we use to hedge our exposures between

December 31, 2016 and June 30, 2017. See Note 8, Financial Instruments, for more information on our 2017 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2017. During the quarter ended June 30, 2017, due to the malware incident, we supplemented or temporarily replaced some of our normal control procedures in order to maintain our existing IT and financial controls over financial reporting. Additionally, we continued to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. We migrated some of our human resource processes, including compensation administration, for a number of countries in AMEA and Europe to our shared service centers in Manila, Philippines and the U.K. Additionally, we continued to transition some of our transactional data processing as well as financial and local tax reporting for a number of countries across all regions to three outsourced partners. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2017 was:

	Issuer Purchases of Equity Securities
			Total Number of
	Total		Shares Purchased	Approximate Dollar Value
	Number	Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under the
Period	Purchased (1)	per Share (1)	or Programs (2)	Plans or Programs (2)

April 1-30, 2017	4,410,982	$44.44	4,394,421	$2,177,744,713
May 1-31, 2017	4,885,344	45.34	4,857,898	1,957,484,340
June 1-30, 2017	4,871,543	45.69	4,864,003	1,735,234,924

For the Quarter Ended June 30, 2017	14,167,869	45.18	14,116,322

(1)	The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 16,561 shares, 27,446 shares and 7,540 shares for the fiscal months of April, May and June 2017, respectively.
(2)	Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. See related information in Note 10, Stock Plans.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, effective as of September 28, 2016.

2.2	Addendum to Master Ownership and License Agreement Regarding Patents, Trade Secrets, and Related Intellectual Property, by and among Intercontinental Great Brands, LLC, Mondelēz UK LTD, Kraft Foods R&D Inc. and Kraft Foods Group Brands LLC, dated May 9, 2017.

10.1	Separation Agreement and General Release, between Mondelēz Global LLC and Roberto de Oliveira Marques, dated May 24, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2017).+

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

+    Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN T. GLADDEN
Brian T. Gladden
Executive Vice President and
Chief Financial Officer

August 2, 2017