Form 10-Q
period 2017-09-30
Mondelez International, Inc.
filed 2017-10-31
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At October 27, 2017, there were 1,494,388,598 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$6,530	$6,396	$18,930	$19,153
Cost of sales	3,978	3,908	11,529	11,614

Gross profit	2,552	2,488	7,401	7,539

Selling, general and administrative expenses	1,330	1,552	4,254	4,835
Asset impairment and exit costs	183	190	536	510
Net gain on divestitures	(187)	–	(184)	–
Amortization of intangibles	45	44	133	132

Operating income	1,181	702	2,662	2,062

Interest and other expense, net	19	145	262	540

Earnings before income taxes	1,162	557	2,400	1,522

Provision for income taxes	(272)	(40)	(510)	(207)
Gain on equity method investment exchange	–	–	–	43
Equity method investment net earnings	103	31	236	218

Net earnings	993	548	2,126	1,576

Noncontrolling interest earnings	(1)	–	(6)	(10)

Net earnings attributable to Mondelēz International	$992	$548	$2,120	$1,566

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.66	$0.35	$1.40	$1.00

Diluted earnings per share attributable to Mondelēz International	$0.65	$0.35	$1.38	$0.99

Dividends declared	$0.22	$0.19	$0.60	$0.53

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net earnings	$993	$548	$2,126	$1,576
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	337	28	1,260	131
Pension and other benefit plans	(10)	37	(42)	141
Derivative cash flow hedges	(19)	2	11	12

Total other comprehensive earnings/(losses)	308	67	1,229	284

Comprehensive earnings	1,301	615	3,355	1,860
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	9	(2)	30	7

Comprehensive earnings attributable to Mondelēz International	$1,292	$617	$3,325	$1,853

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$844	$1,741
Trade receivables (net of allowances of $48 at September 30, 2017 and $58 at December 31, 2016)	2,981	2,611
Other receivables (net of allowances of $101 at September 30, 2017 and $93 at December 31, 2016)	932	859
Inventories, net	2,781	2,469
Other current assets	617	800

Total current assets	8,155	8,480

Property, plant and equipment, net	8,538	8,229
Goodwill	21,071	20,276
Intangible assets, net	18,638	18,101
Prepaid pension assets	148	159
Deferred income taxes	332	358
Equity method investments	6,060	5,585
Other assets	349	350

TOTAL ASSETS	$63,291	$61,538

LIABILITIES
Short-term borrowings	$4,551	$2,531
Current portion of long-term debt	1,164	1,451
Accounts payable	5,139	5,318
Accrued marketing	1,651	1,745
Accrued employment costs	699	736
Other current liabilities	2,831	2,636

Total current liabilities	16,035	14,417

Long-term debt	12,918	13,217
Deferred income taxes	4,664	4,721
Accrued pension costs	1,684	2,014
Accrued postretirement health care costs	395	382
Other liabilities	1,496	1,572

TOTAL LIABILITIES	37,192	36,323

Commitments and Contingencies (Note 11)

EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at September 30, 2017 and December 31, 2016)	–	–
Additional paid-in capital	31,886	31,847
Retained earnings	22,296	21,149
Accumulated other comprehensive losses	(9,917)	(11,122)
Treasury stock, at cost (501,158,385 shares at September 30, 2017 and 468,172,237 shares at December 31, 2016)	(18,234)	(16,713)

Total Mondelēz International Shareholders’ Equity	26,031	25,161
Noncontrolling interest	68	54

TOTAL EQUITY	26,099	25,215

TOTAL LIABILITIES AND EQUITY	$63,291	$61,538

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Noncontrolling Interest*	Total Equity
Balances at January 1, 2016	$–	$31,760	$20,700	$(9,986)	$(14,462)	$88	$28,100
Comprehensive earnings/(losses):
Net earnings	–	–	1,659	–	–	10	1,669
Other comprehensive earnings/(losses), net of income taxes	–	–	–	(1,136)	–	(17)	(1,153)
Exercise of stock options and issuance of other stock awards	–	87	(94)	–	350	–	343
Common Stock repurchased	–	–	–	–	(2,601)	–	(2,601)
Cash dividends declared ($0.72 per share)	–	–	(1,116)	–	–	–	(1,116)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(27)	(27)

Balances at December 31, 2016	$–	$31,847	$21,149	$(11,122)	$(16,713)	$54	$25,215

Comprehensive earnings/(losses):
Net earnings	–	–	2,120	–	–	6	2,126
Other comprehensive earnings/(losses), net of income taxes	–	–	–	1,205	–	24	1,229
Exercise of stock options and issuance of other stock awards	–	39	(63)	–	296	–	272
Common Stock repurchased	–	–	–	–	(1,817)	–	(1,817)
Cash dividends declared ($0.60 per share)	–	–	(910)	–	–	–	(910)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(16)	(16)

Balances at September 30, 2017	$–	$31,886	$22,296	$(9,917)	$(18,234)	$68	$26,099

*	Noncontrolling interest as of September 30, 2016 was $68 million, as compared to $88 million as of January 1, 2016. The change of $(20) million during the nine months ended September 30, 2016 was due to $(27) million of dividends paid, $(3) million of other comprehensive losses, net of taxes offset by $10 million of net earnings.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,126	$1,576
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	604	615
Stock-based compensation expense	104	102
Deferred income tax provision/(benefit)	77	(163)
Asset impairments and accelerated depreciation	287	262
Loss on early extinguishment of debt	11	–
Gain on equity method investment exchange	–	(43)
Net gain on divestitures	(184)	–
Equity method investment net earnings	(236)	(218)
Distributions from equity method investments	143	75
Other non-cash items, net	(238)	10
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(387)	(265)
Inventories, net	(236)	(121)
Accounts payable	(426)	(143)
Other current assets	68	79
Other current liabilities	(604)	(266)
Change in pension and postretirement assets and liabilities, net	(312)	(362)

Net cash provided by operating activities	797	1,138

CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(721)	(909)
Proceeds from divestitures, net of disbursements	516	–
Proceeds from JDE coffee business transaction and divestiture, net of disbursements	–	275
Proceeds from sale of property, plant and equipment and other assets	77	113

Net cash used in investing activities	(128)	(521)

CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,375	1,028
Repayments of commercial paper, maturities greater than 90 days	(1,681)	(337)
Net issuances of other short-term borrowings	2,266	1,533
Long-term debt proceeds	350	1,149
Long-term debt repaid	(1,468)	(1,757)
Repurchase of Common Stock	(1,786)	(1,727)
Dividends paid	(869)	(801)
Other	165	82

Net cash used in financing activities	(1,648)	(830)

Effect of exchange rate changes on cash and cash equivalents	82	29

Cash and cash equivalents:
Decrease	(897)	(184)
Balance at beginning of period	1,741	1,870

Balance at end of period	$844	$1,686

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

Highly inflationary accounting is triggered when a country’s three-year cumulative inflation rate exceeds 100%. It requires the remeasurement of financial statements of subsidiaries in the country, from the functional currency of the subsidiary to our U.S. dollar reporting currency, with currency remeasurement gains or losses recorded in earnings. As of September 30, 2017, none of our consolidated subsidiaries were subject to highly inflationary accounting.

Argentina. We continue to closely monitor inflation and the potential for the economy to become highly inflationary for accounting purposes. As of September 30, 2017, the Argentinian economy was not designated as highly inflationary. At this time, we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings. Our Argentinian operations contributed $152 million, or 2.3% of consolidated net revenues in the three months and $454 million, or 2.4% of consolidated net revenues in the nine months ended September 30, 2017, and our Argentinian operations had a net monetary liability position as of September 30, 2017.

Ukraine. Beginning in the second quarter of 2017, based on projected inflation data published by the National Bank of Ukraine, Ukraine’s three-year cumulative inflation rate dropped below 100% and it is projected to stay below 100% for the rest of the year. As such, Ukraine is no longer designated highly inflationary and we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings. Our Ukrainian operations contributed $21 million, or 0.3%, of consolidated net revenues in the three months and $51 million, or 0.3% of consolidated net revenues in the nine months ended September 30, 2017, and our Ukrainian net monetary assets as of September 30, 2017 were not material.

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

Transfers of Financial Assets:

We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have a factoring arrangement with a major global bank for a maximum combined capacity of $1.0 billion. Under the program, we may sell eligible short-term trade receivables to the bank in exchange for cash. We then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the bank. The outstanding principal amount of receivables under this arrangement amounted to $650 million as of September 30, 2017 and $644 million as of December 31, 2016. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

New Accounting Pronouncements:

In August 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to better align hedge accounting with an entity’s risk management activities and improve disclosures surrounding hedging. For cash flow and net investment hedges as of the adoption date, the ASU requires a modified retrospective transition approach. Presentation and disclosure requirements related to this ASU are required prospectively. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements.

In May 2017, the FASB issued an ASU to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The ASU is applied prospectively to awards that are modified on or after the adoption date. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We do not anticipate a material impact to our consolidated financial statements.

In March 2017, the FASB issued an ASU to amend the amortization period for certain purchased callable debt securities held at a premium, shortening the period to the earliest call date instead of the maturity date. The standard does not impact securities held at a discount as the discount continues to be amortized to maturity. The ASU is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not anticipate a material impact to our consolidated financial statements.

In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The standard requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount and location where the net benefit cost is recorded in the income statement or capitalized in assets. The standard is to be applied on a retrospective basis for the change in presentation in the income statement and prospectively for the change in presentation on the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We will adopt the standard on January 1, 2018. For information on our service cost and other components of net periodic benefit cost for pension, postretirement benefit and post-employment plans, see Note 9, Benefit Plans, in this Form 10-Q and Note 9, Benefit Plans, to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

In November 2016, the FASB issued an ASU that requires the change in restricted cash or cash equivalents to be included with other changes in cash and cash equivalents in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting this standard at the same time as the cash flow statement classification changes described below go into effect on January 1, 2018. This ASU is not expected to have a material impact on our consolidated statement of cash flows.

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

In August 2016, the FASB issued an ASU to provide guidance on eight specific cash flow classification issues and reduce diversity in practice in how some cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We anticipate adopting this standard on January 1, 2018. This ASU is not expected to have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued an ASU that provides updated guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. The standard requires that equity investments (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) be measured at fair value, with changes in fair value recognized in net income. The standard also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017. This ASU is not expected to have a material impact on our consolidated financial statements.

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

Reclassifications:

Certain amounts previously reported have been reclassified to conform to current-year presentation. In connection with the October 1, 2016 segment change described above, prior-period segment information was updated to reflect the new segment structure. See Note 5, Goodwill and Intangible Assets; Note 6, 2014-2018 Restructuring Program; and Note 15, Segment Reporting. We also reclassified certain amounts previously reported within our condensed consolidated statements of comprehensive earnings and Note 12, Reclassifications from Accumulated Other Comprehensive Income, to be consistent with the current-year presentation.

Note 2.   Divestitures and Acquisitions

JDE Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”). Following the exchange of a portion of our investment in JDE for an interest in Keurig Green Mountain, Inc. (“Keurig”) in March 2016, we held a 26.5% equity interest in JDE. (See discussion under Keurig Transaction below.) The remaining 73.5% equity interest in JDE was held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). Following the transactions discussed under JDE Stock-Based Compensation Arrangements below, as of September 30, 2017, we hold a 26.5% voting interest, a 26.4% ownership interest and a 26.2% profit and dividend sharing interest in JDE. We recorded $50 million of JDE equity earnings for three months and $88 million for the nine months ended September 30, 2017 and losses of $3 million for the three months and earnings of $89 million for the nine months ended September 30, 2016. We also recorded $49 million of cash dividends received during the first quarter of 2017.

On July 5, 2016, we received an expected cash payment of $275 million from JDE to settle the receivable related to tax formation costs that were part of the initial sales price.

On July 19, 2016, the Supreme Court of Spain reached a final resolution on a challenged JDE tax position held by a predecessor DEMB company that resulted in an unfavorable tax expense of €114 million. As a result, our share of JDE’s equity earnings during the third quarter of 2016 was negatively affected by €30 million ($34 million as of September 30, 2016).

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

Keurig Transaction:

On March 3, 2016, a subsidiary of AHBV completed a $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on the equity method investment exchange in March 2016. Immediately following the exchange, our ownership interest in JDE was 26.5% and our interest in Keurig was 24.2%. Both AHBV and we hold our investments in Keurig through a combination of equity and interests in a shareholder loan, with pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our condensed consolidated balance sheet as of September 30, 2017. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. We recorded Keurig equity earnings, shareholder loan interest and dividends of $25 million, $6 million and $5 million during the three months and $54 million, $18 million and $11 million during the nine months ended September 30, 2017. In 2016, we recorded Keurig equity earnings, shareholder loan interest and dividends of $10 million, $6 million and $2 million during the three months and $39 million, $14 million and $4 million during the seven months ended September 30, 2016.

Other Divestitures and Acquisitions:

On October 2, 2017, we completed the sale of one of our equity method investments and received cash proceeds of $65 million.

In connection with the 2012 spin-off of Kraft Foods Group, Inc. (now a part of The Kraft Heinz Company (“KHC”)), Kraft Foods Group and we each granted the other various licenses to use certain trademarks in connection with particular product categories in specified jurisdictions. On August 17, 2017, we entered into two agreements with KHC to terminate the licenses of certain KHC-owned brands used in our grocery business within our Europe region and to transfer to KHC inventory and certain other assets. On August 17, 2017, the first transaction closed and we received cash proceeds of €9 million ($11 million as of August 17, 2017) and on October 23, 2017, the second transaction closed and we received cash proceeds of €3 million ($3 million as of October 23, 2017). The gain on both transactions combined is expected to be immaterial.

On July 4, 2017, we completed the sale of most of our grocery business in Australia and New Zealand to Bega Cheese Limited for $456 million Australian dollars ($347 million as of July 4, 2017) and we expect to make a final working capital adjustment next quarter. We divested $27 million of current assets, $135 million of non-current assets and $4 million of current liabilities based on the July 4, 2017 exchange rate. We recorded a pre-tax gain of $247 million Australian dollars ($187 million as of July 4, 2017) on the sale during the three months ended September 30, 2017. We incurred divestiture-related costs of $2 million in the six months ended June 30, 2017. We also had a gain on a foreign currency hedge of $2 million in the three months and a net loss of $3 million in the nine months ended September 30, 2017.

On April 28, 2017, we completed the sale of several manufacturing facilities in France and the sale or license of several local confectionery brands. We received net cash of approximately €157 million ($169 million as of April 28, 2017), net of cash divested with the businesses. On April 28, 2017, we divested $44 million of current assets, $155 million of non-current assets, $8 million of current liabilities and $22 million of non-current liabilities based on the April 28, 2017 exchange rate. We recorded a $3 million loss on the sale during the three months ended June 30, 2017. We incurred divestiture-related costs of $1 million in the three months and $22 million in the nine months ended September 30, 2017 and no divestiture-related costs in the three months and $84 million in the nine months ended September 30, 2016. These costs were recorded within cost of sales and selling, general and administrative expenses of our Europe segment. In prior periods, we recorded a $5 million impairment charge in May 2016 for a candy trademark to reduce the overall net assets to the estimated net sales proceeds after transaction costs. On March 31, 2016, we recorded a $14 million impairment charge for another gum & candy trademark as a portion of its carrying value would not be recoverable based on future cash flows expected under a planned license agreement with the buyer.

On November 2, 2016, we purchased from Burton’s Biscuit Company certain intangibles, which included the license to manufacture, market and sell Cadbury-branded biscuits in additional key markets around the world, including in the United Kingdom, France, Ireland, North America and Saudi Arabia. The transaction was accounted for as a business combination. Total cash paid for the acquired assets was £199 million ($245 million as of November 2, 2016). During the third quarter of 2017, we completed the valuation work and finalized the purchase price allocation of $66 million to definite-lived intangible assets, $173 million to goodwill, $2 million to property, plant and equipment and $4 million to inventory, reflecting a November 2, 2016 exchange rate.

On May 2, 2016, we completed the sale of certain local biscuit brands in Finland as part of our strategic decision to exit select small and local brands and shift investment toward our Power Brands. The sales price was €14 million ($16 million as of May 2, 2016) and we divested $8 million of indefinite-lived intangible assets and less than $1 million of other assets. We received cash proceeds of €12 million ($14 million as of May 2, 2016) upon closing and another €2 million ($2 million as of October 31, 2016) following the completion of post-closing requirements. The additional $2 million of consideration increased the pre-tax gain of $6 million recorded in the second quarter of 2016 to a total 2016 pre-tax gain of $8 million.

Sales of Property:

In the third quarter of 2016, we sold property in North America that generated cash proceeds of $10 million and a pre-tax gain of $6 million and we sold a corporate aircraft hangar that generated cash proceeds of $3 million and a pre-tax gain of $1 million. In the second quarter of 2016, we also sold property within our North America segment and from our centrally held corporate assets. The North America sale generated cash proceeds of $40 million and a pre-tax gain of $33 million. The corporate aircraft sale generated cash proceeds of $20 million and a pre-tax gain of $6 million. The gains were recorded within selling, general and administrative expenses and cash proceeds were recorded in cash flows from other investing activities in the nine months ended September 30, 2016.

Note 3.   Inventories

Inventories consisted of the following:

	As of September 30,	As of December 31,
	2017	2016
	(in millions)

Raw materials	$764	$722
Finished product	2,154	1,865

	2,918	2,587
Inventory reserves	(137)	(118)

Inventories, net	$2,781	$2,469

Note 4. Property, Plant and Equipment Property, plant and equipment consisted of the following:
	As of September 30,	As of December 31,
	2017	2016
	(in millions)

Land and land improvements	$469	$471
Buildings and building improvements	2,971	2,801
Machinery and equipment	11,179	10,302
Construction in progress	1,014	1,113

	15,633	14,687
Accumulated depreciation	(7,095)	(6,458)

Property, plant and equipment, net	$8,538	$8,229

For the nine months ended September 30, 2017, capital expenditures of $721 million excluded $220 million of accrued capital expenditures remaining unpaid at September 30, 2017 and included payment for a portion of the $343 million of capital expenditures that were accrued and unpaid at December 31, 2016. For the nine months ended September 30, 2016, capital expenditures of $909 million excluded $274 million of accrued capital expenditures remaining unpaid at September 30, 2016 and included payment for $322 million of capital expenditures that were accrued and unpaid at December 31, 2015.

In connection with our restructuring program, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $46 million in the three months and $164 million in the nine months ended September 30, 2017 and $120 million in the three months and $233 million in the nine months ended September 30, 2016 (see Note 6, 2014-2018 Restructuring Program). These charges were recorded in the condensed consolidated statements of earnings within asset impairment and exit costs and in the segment results as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)

Latin America	$13	$3	$25	$16
AMEA	20	9	62	30
Europe	10	49	52	87
North America	3	59	25	98
Corporate	–	–	–	2

Total non-cash asset write-downs	$46	$120	$164	$233

Note 5.  Goodwill and Intangible Assets

Goodwill by segment reflects our current segment structure for both periods presented:

	As of September 30,	As of December 31,
	2017	2016
	(in millions)
Latin America	$947	$897
AMEA	3,349	3,324
Europe	7,837	7,170
North America	8,938	8,885

Goodwill	$21,071	$20,276

Intangible assets consisted of the following:

	As of September 30,	As of December 31,
	2017	2016
	(in millions)
Non-amortizable intangible assets	$17,625	$17,004
Amortizable intangible assets	2,414	2,315

	20,039	19,319
Accumulated amortization	(1,401)	(1,218)

Intangible assets, net	$18,638	$18,101

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At September 30, 2017, the weighted-average life of our amortizable intangible assets was 13.6 years.

Amortization expense for intangible assets was $45 million for the three months and $133 million for the nine months ended September 30, 2017 and $44 million for the three months and $132 million for the nine months ended September 30, 2016. For the next five years, we currently estimate annual amortization expense of approximately $180 million for the next four years and approximately $90 million in year five, reflecting September 30, 2017 exchange rates.

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2017	$20,276	$19,319
Currency	889	898
Divestitures	(109)	(62)
Acquisition	15	(7)
Asset impairments	–	(109)

Balance at September 30, 2017	$21,071	$20,039

Changes to goodwill and intangibles were:

•	Divestitures – During 2017, we divested several manufacturing facilities, primarily in France, and as a result of the divestiture, $23 million of goodwill and $62 million of amortizable and non-amortizable intangible assets. In the third quarter, we also completed a sale of most of our grocery business in Australia and New Zealand resulting in a goodwill decrease of $86 million. See Note 2, Divestitures and Acquisitions, for additional information.
•	Acquisition – During 2017, we recorded a $15 million adjustment to goodwill and a $7 million adjustment to indefinite lived assets in connection with finalizing the valuation and purchase price allocation for the Burton’s Biscuit Company purchase completed in the fourth quarter of 2016. See Note 2, Divestitures and Acquisitions, for additional information.

•	Asset impairments – During the third quarter of 2017, we recorded $70 million of intangible asset impairments related to our annual testing of non-amortizable intangible assets as described further below and a $1 million impairment related to a transaction. During the second quarter of 2017, we recorded a $38 million intangible asset impairment charge resulting from a category decline and lower than expected product growth related to a gum trademark in our North America segment.

We have historically annually tested goodwill and non-amortizable intangible assets for impairment as of October 1. This year, we voluntarily changed the annual impairment assessment date from October 1 to July 1. We believe this measurement date, which represents a change in the method of applying an accounting principle, is preferable because it better aligns with our strategic business planning process and financial forecasts which are key components of the annual impairment tests. The change in the measurement date did not delay, accelerate or prevent an impairment charge. Each quarter, we have evaluated goodwill and intangible asset impairment risks and recognized any related impairments to date. As such, the change in the annual test date was applied on July 1, 2017.

As part of our goodwill quantitative annual impairment testing, we compare a reporting unit’s estimated fair value with its carrying value to evaluate the risk of potential goodwill impairment. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 7.2% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 10.2%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would record an impairment based on the difference between the carrying value and fair value of the reporting unit.

In 2017 and 2016, there were no goodwill impairments and each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

During our 2017 annual testing of non-amortizable intangible assets, we recorded $70 million of impairment charges in the third quarter of 2017 related to five trademarks. The impairments arose due to lower than expected product growth in part driven by decisions to redirect support from these trademarks to other regional and global brands. We recorded charges related to candy and gum trademarks of $52 million in AMEA, $11 million in Europe, $5 million in Latin America and $2 million in North America. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We primarily use a relief of royalty valuation method, which utilizes estimates of future sales, growth rates, royalty rates and discount rates in determining a brand’s global fair value. We also noted thirteen brands, including the five impaired trademarks, with $965 million of aggregate book value as of September 30, 2017 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to continue to not be impaired, but if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Note 6.  2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a $600 million reallocation between restructuring program cash costs and capital expenditures so that now the $5.7 billion program consists of approximately $4.1 billion of restructuring program costs ($3.1 billion cash costs and $1 billion non-cash costs) and up to $1.6 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $3.1 billion related to the 2014-2018 Restructuring Program. We expect to incur the full $4.1 billion of program charges by year-end 2018.

Restructuring Costs:

We recorded restructuring charges of $113 million in the three months and $418 million in the nine months ended September 30, 2017 and $187 million in the three months and $480 million in the nine months ended September 30, 2016 within asset impairment and exit costs. The 2014-2018 Restructuring Program liability activity for the nine months ended September 30, 2017 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2017	$464	$–	$464
Charges	250	168	418
Cash spent	(245)	–	(245)
Non-cash settlements/adjustments	(6)	(168)	(174)
Currency	30	–	30

Liability balance, September 30, 2017	$493	$–	$493

We spent $83 million in the three months and $245 million in the nine months ended September 30, 2017 and $89 million in the three months and $249 million in the nine months ended September 30, 2016 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 9, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $48 million in the three months and $174 million in the nine months ended September 30, 2017 and $120 million in the three months and $244 million in the nine months ended September 30, 2016. At September 30, 2017, $431 million of our net restructuring liability was recorded within other current liabilities and $62 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $62 million in the three months and $179 million in the nine months ended September 30, 2017 and $114 million in the three months and $286 million in the nine months ended September 30, 2016. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three and nine months ended September 30, 2017 and September 30, 2016, and since inception of the 2014-2018 Restructuring Program, we recorded restructuring and implementation costs within operating income by segment (as revised to reflect our current segment structure) as follows:

	Latin			North
	America	AMEA	Europe	America (1)	Corporate (2)	Total
	(in millions)

For the Three Months Ended September 30, 2017
Restructuring Costs	$45	$32	$30	$7	$(1)	$113
Implementation Costs	8	11	18	13	12	62

Total	$53	$43	$48	$20	$11	$175

For the Nine Months Ended September 30, 2017
Restructuring Costs	$76	$106	$149	$79	$8	$418
Implementation Costs	28	30	49	38	34	179

Total	$104	$136	$198	$117	$42	$597

For the Three Months Ended September 30, 2016
Restructuring Costs	$27	$9	$76	$75	$–	$187
Implementation Costs	15	9	45	30	15	114

Total	$42	$18	$121	$105	$15	$301

For the Nine Months Ended September 30, 2016
Restructuring Costs	$71	$72	$188	$144	$5	$480
Implementation Costs	34	27	78	101	46	286

Total	$105	$99	$266	$245	$51	$766

Total Project 2014-2017 (3)
Restructuring Costs	$413	$413	$798	$433	$60	$2,117
Implementation Costs	137	116	253	233	209	948

Total	$550	$529	$1,051	$666	$269	$3,065

(1)	During 2017 and 2016, our North America region implementation costs included incremental costs that we incurred related to re-negotiating collective bargaining agreements that expired at the end of February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.
(2)	Includes adjustment for rounding.
(3)	Includes all charges recorded since program inception on May 6, 2014 through September 30, 2017.

Note 7.  Debt and Borrowing Arrangements

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2017		As of December 31, 2016
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$4,370	1.3%	$2,371	1.0%
Bank loans	181	10.6%	160	10.6%

Total short-term borrowings	$4,551		$2,531

As of September 30, 2017, commercial paper issued and outstanding had between 2 and 66 days remaining to maturity. Commercial paper borrowings increased since year-end primarily as a result of issuances to finance the payment of long-term debt maturities, dividend payments and share repurchases during the year.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.9 billion at September 30, 2017 and $1.8 billion at December 31, 2016. Borrowings on these lines were $181 million at September 30, 2017 and $160 million at December 31, 2016.

Borrowing Arrangements:

On March 1, 2017, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 28, 2018. The agreement includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of September 30, 2017, no amounts were drawn on the facility.

We also maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. On October 14, 2016, the revolving credit agreement, which was scheduled to expire on October 11, 2018, was extended through October 11, 2021. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses) and the cumulative effects of any changes in accounting principles. At September 30, 2017, we complied with this covenant as our shareholders’ equity, as defined by the covenant, was $35.9 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of September 30, 2017, no amounts were drawn on the facility.

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

Our weighted-average interest rate on our total debt was 2.0% as of September 30, 2017 and 2.2% as of December 31, 2016, down from 3.7% as of December 31, 2015.

Fair Value of Our Debt:

The fair value of our short-term borrowings at September 30, 2017 and December 31, 2016 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At September 30, 2017, the aggregate fair value of our total debt was $19,367 million and its carrying value was $18,633 million. At December 31, 2016, the aggregate fair value of our total debt was $17,882 million and its carrying value was $17,199 million.

Interest and Other Expense, net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)

Interest expense, debt	$89	$129	$295	$400
Loss on debt extinguishment	–	–	11	–
Loss related to interest rate swaps	–	–	–	97
Other (income)/expense, net	(70)	16	(44)	43

Interest and other expense, net	$19	$145	$262	$540

See Note 8, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the first quarter of 2016. See Note 11, Commitments and Contingencies, for information on the $59 million of other income recorded in connection with the resolution of a Brazilian indirect tax matter and the reversal of related accrued interest.

Note 8.  Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2017		As of December 31, 2016
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$–	$2	$19	$8
Commodity contracts	1	–	17	22
Interest rate contracts	33	421	108	19

	$34	$423	$144	$49

Derivatives not designated as accounting hedges:
Currency exchange contracts	$70	$45	$29	$43
Commodity contracts	35	169	112	167
Interest rate contracts	15	10	27	19

	$120	$224	$168	$229

Total fair value	$154	$647	$312	$278

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of September 30, 2017
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$23	$–	$23	$–
Commodity contracts	(133)	(133)	–	–
Interest rate contracts	(383)	–	(383)	–

Total derivatives	$(493)	$(133)	$(360)	$–

	As of December 31, 2016
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$(3)	$–	$(3)	$–
Commodity contracts	(60)	(86)	26	–
Interest rate contracts	97	–	97	–

Total derivatives	$34	$(86)	$120	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $198 million as of September 30, 2017 and $133 million as of December 31, 2016 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net asset position, our counterparties would owe us a total of $65 million as of September 30, 2017 and $48 million as of December 31, 2016. As of September 30, 2017, we have no derivatives in a net liability position, and as of December 31, 2016 we would have owed $2 million for derivatives in a net liability position.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $409 million as of September 30, 2017 and $40 million as of December 31, 2016, and for derivatives we have in a net asset position, our counterparties would owe us a total of $25 million as of September 30, 2017 and $162 million as of December 31, 2016. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of September 30, 2017	As of December 31, 2016
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,649	$3,343
Forecasted transactions	2,066	1,452
Commodity contracts	1,137	837
Interest rate contracts	6,517	6,365
Net investment hedge – euro notes	3,975	4,012
Net investment hedge – pound sterling notes	454	419
Net investment hedge – Swiss franc notes	1,704	1,447

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)

Accumulated (loss)/gain at beginning of period	$(91)	$(36)	$(121)	$(45)
Transfer of realized (gains)/losses in fair value to earnings	(13)	(2)	(10)	64
Unrealized gain/(loss) in fair value	(6)	4	21	(53)

Accumulated (loss)/gain at end of period	$(110)	$(34)	$(110)	$(34)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)

Currency exchange contracts – forecasted transactions	$(3)	$(6)	$(2)	$(3)
Commodity contracts	16	8	12	(1)
Interest rate contracts	–	–	–	(60)

Total	$13	$2	$10	$(64)

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)

Currency exchange contracts – forecasted transactions	$(11)	$(11)	$(37)	$(21)
Commodity contracts	25	10	31	19
Interest rate contracts	(20)	5	27	(51)

Total	$(6)	$4	$21	$(53)

Cash flow hedge ineffectiveness was not material for all periods presented.

Within interest and other expense, net, we recorded pre-tax losses of $97 million in the first quarter of 2016 related to amounts excluded from effectiveness testing. This amount relates to interest rate swaps no longer designated as cash flow hedges due to changes in financing plans. Due to lower overall costs and our decision to hedge a greater portion of our net investments in operations that use currencies other than the U.S. dollar as their functional currencies, we changed our plans to issue U.S. dollar-denominated debt and instead issued euro and Swiss franc-denominated notes in the first quarter of 2016. Amounts excluded from effectiveness testing were not material for all other periods presented.

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

Based on current market conditions, we would expect to transfer losses of $11 million (net of taxes) for commodity cash flow hedges, unrealized losses of $2 million (net of taxes) for currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:

As of September 30, 2017, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 3 months;
•	interest rate transactions for periods not exceeding the next 6 years and 1 month; and
•	currency exchange transactions for periods not exceeding the next 3 months.

Fair Value Hedges:

Pre-tax gains/(losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Derivatives	$(2)	$(11)	$(4)	$(2)
Borrowings	2	11	4	2

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain/(Loss) Recognized in Earnings
	2017	2016	2017	2016
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$(13)	$7	$(8)	$18	Interest and other expense, net
Forecasted transactions	(1)	(14)	–	(91)	Cost of sales
Forecasted transactions	1	2	(1)	10	Interest and other expense, net
Forecasted transactions	–	4	2	16	Selling, general and administrative expenses
Commodity contracts	(17)	(13)	(176)	(26)	Cost of sales

Total	$(30)	$(14)	$(183)	$(73)

Hedges of Net Investments in International Operations:

After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain/(Loss) Recognized in AOCI
	2017	2016	2017	2016
	(in millions)
Euro notes	$(83)	$(38)	$(279)	$(110)	Currency
Pound sterling notes	(8)	21	(23)	107	Translation
Swiss franc notes	12	(4)	(53)	(33)	Adjustment

Note 9.  Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$12	$15	$40	$37
Interest cost	16	15	51	57
Expected return on plan assets	(25)	(24)	(110)	(105)
Amortization:
Net loss from experience differences	10	12	43	31
Prior service credit	–	–	(1)	–
Settlement losses and other expenses	6	9	–	–

Net periodic pension cost	$19	$27	$23	$20

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$34	$42	$117	$114
Interest cost	47	46	148	179
Expected return on plan assets	(75)	(72)	(322)	(326)
Amortization:
Net loss from experience differences	27	30	124	93
Prior service cost/(credit)	1	1	(2)	(2)
Settlement losses/(gains) and other expenses	27	25	2	(1)

Net periodic pension cost	$61	$72	$67	$57

Within settlement losses/(gains) and other expenses are losses of $1 million for the three months and $12 million for the nine months ended September 30, 2017 and $3 million for the three months and $12 million for the nine months ended September 30, 2016, that are related to our 2014-2018 Restructuring Program and are recorded within asset impairment and exit costs on our condensed consolidated statements of earnings.

Employer Contributions:

During the nine months ended September 30, 2017, we contributed $19 million to our U.S. pension plans and $408 million to our non-U.S. pension plans. The non-U.S. amount included a non-recurring $250 million contribution made in connection with a new funding agreement for a Company plan in the U.K. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of September 30, 2017, we plan to make further contributions of approximately $7 million to our U.S. plans and approximately $47 million to our non-U.S. plans during the remainder of 2017. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net periodic postretirement health care costs consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$1	$3	$5	$9
Interest cost	4	6	11	16
Amortization:
Net loss from experience differences	4	2	11	5
Prior service credit (1)	(10)	(11)	(30)	(14)

Net periodic postretirement health care (credits)/costs	$(1)	$–	$(3)	$16

(1)	For the three and nine months ended September 30, 2017, amortization of prior service credit includes an $8 million and $24 million gain respectively, related to a change in the eligibility requirement and a change in benefits to Medicare-eligible participants.

Postemployment Benefit Plans

Net periodic postemployment costs consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$1	$2	$4	$5
Interest cost	1	1	3	4
Amortization of net gains	(1)	–	(3)	–

Net periodic postemployment costs	$1	$3	$4	$9

Note 10.  Stock Plans

Stock Options:

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2017	53,601,612	$28.02	6 years	$874 million

Annual grant to eligible employees	6,012,140	43.20
Additional options issued	29,300	44.49

Total options granted	6,041,440	43.21
Options exercised (1)	(7,837,372)	26.49		$142 million
Options cancelled	(1,536,249)	38.96

Balance at September 30, 2017	50,269,431	29.75	6 years	$563 million

(1)	Cash received from options exercised was $43 million in the three months and $213 million in the nine months ended September 30, 2017. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $6 million in the three months and $24 million in the nine months ended September 30, 2017.

Performance Share Units and Other Stock-Based Awards:

Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

			Weighted-Average	Weighted-Average
	Number		Fair Value	Aggregate
	of Shares	Grant Date	Per Share (3)	Fair Value (3)

Balance at January 1, 2017	7,593,627		$36.90

Annual grant to eligible employees:		Feb. 16, 2017
Performance share units	1,087,010		43.14
Deferred stock units	845,550		43.20
Additional shares granted (1)	546,001	Various	33.81

Total shares granted	2,478,561		41.11	$102 million
Vested (2)	(2,522,072)		33.70	$84 million
Forfeited (2)	(675,920)		38.43

Balance at September 30, 2017	6,874,196		39.44

(1)	Includes performance share units and deferred stock units.
(2)	Includes performance share units, deferred stock units and historically granted restricted stock. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled less than $1 million in the three months and $7 million in the nine months ended September 30, 2017.
(3)	Prior-year weighted average fair value per share has been revised.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2017, we had repurchased $10.8 billion of Common Stock pursuant to this authorization. During the nine months ended September 30, 2017, we repurchased approximately 42 million shares of Common Stock at an average cost of $43.67 per share, or an aggregate cost of approximately $1,817 million, all of which was paid during the period except for approximately $31 million settled in October 2017. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2017, we have approximately $1 billion in remaining share repurchase capacity.

Note 11.   Commitments and Contingencies

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($57 million as of September 30, 2017) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($90 million as of September 30, 2017). We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015, December 2015 and October 2017 on the same issue but covering the periods January to October 2014, November 2014 to September 2015 and October 2015 to June 2017, respectively. These notices added a total of 4.9 billion Indian rupees ($75 million as of September 30, 2017) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority plus interest. With the implementation of the new Goods and Services Tax in India in July 2017, we will not receive any further show cause notices for additional amounts on this issue. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

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

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2017, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under a February 2, 2006 dated Deed of Tax Covenant between the Cadbury Schweppes PLC and related entities (“Schweppes”) and Black Lion Beverages and related entities. The tax matters included an ongoing transfer pricing case with the Spanish tax authorities related to the Schweppes businesses Cadbury divested prior to our acquisition of Cadbury. During the first quarter of 2017, the Spanish Supreme Court decided the case in our favor. As a result of the final ruling, during the first quarter of 2017, we recorded a favorable earnings impact of $46 million in selling, general and administrative expenses and $12 million in interest and other expense, net, for a total pre-tax impact of $58 million due to the non-cash reversal of Cadbury-related accrued liabilities related to this matter. In the third quarter of 2017, we recorded additional income of $3 million related to a bank guarantee release within selling, general and administrative expenses and interest and other expense, net.

During the first quarter of 2017, the Brazilian Supreme Court (the “Court”) ruled against the Brazilian tax authorities in a leading case related to the computation of certain indirect taxes. The Court ruled that the indirect tax base should not include a value-added tax known as “ICMS”. By removing the ICMS from the tax base, the Court effectively eliminated a “tax on a tax.” Our Brazilian subsidiary had received an injunction against making payments for the “tax on a tax” in 2008 and since that time until December 2016, had accrued this portion of the tax each quarter in the event that the tax was reaffirmed by the Brazilian courts. On September 30, 2017, based on legal advice and the publication of the Court’s decision related to this case, we determined that the likelihood that the increased tax base would be reinstated and assessed against us was remote. Accordingly, we reversed our accrual of 667 million Brazilian reais, or $212 million as of September 30, 2017, of which, $153 million was recorded within selling, general and administrative expenses and $59 million was recorded within interest and other expense, net. The Brazilian tax authority may appeal the Court’s decision, seeking potential clarification or adjustment of the terms of enforcement. We continue to monitor developments in this matter and currently do not expect a material future impact on our financial statements.

Note 12.   Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $28 million in the three months and $112 million in the nine months ended September 30, 2017 and $28 million in the three months and $206 million in the nine months ended September 30, 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,007)	$(7,902)	$(8,914)	$(8,006)
Currency translation adjustments	291	15	1,055	53
Reclassification to earnings related to:
Equity method investment exchange	–	–	–	57
Tax benefit/(expense)	46	13	205	21

Other comprehensive earnings/(losses)	337	28	1,260	131
Less: (gain)/loss attributable to noncontrolling interests	(8)	2	(24)	3

Balance at end of period	(7,678)	(7,872)	(7,678)	(7,872)

Pension and Other Benefit Plans:
Balance at beginning of period	$(2,119)	$(1,830)	$(2,087)	$(1,934)
Net actuarial (loss)/gain arising during period	(28)	–	(19)	24
Tax benefit/(expense) on net actuarial loss	25	–	25	(9)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	47	30	130	93
Settlement losses and other expenses (1)	6	10	24	25
Tax benefit on reclassifications (2)	(10)	(10)	(31)	(34)
Currency impact	(50)	7	(171)	42

Other comprehensive (losses)/earnings	(10)	37	(42)	141

Balance at end of period	(2,129)	(1,793)	(2,129)	(1,793)

Derivative Cash Flow Hedges:
Balance at beginning of period	$(91)	$(36)	$(121)	$(46)
Net derivative gains/(losses)	2	6	31	(77)
Tax benefit on net derivative gain/(loss)	(5)	(2)	(1)	25
Losses/(gains) reclassified into net earnings:
Currency exchange contracts – forecasted transactions (3)	2	7	2	3
Commodity contracts (3)	(21)	(8)	(15)	7
Interest rate contracts (4)	–	–	–	96
Tax benefit on reclassifications (2)	6	(1)	3	(41)
Currency impact	(3)	–	(9)	(1)

Other comprehensive earnings/(losses)	(19)	2	11	12

Balance at end of period	(110)	(34)	(110)	(34)

Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,217)	$(9,768)	$(11,122)	$(9,986)
Total other comprehensive earnings/(losses)	308	67	1,229	284
Less: loss/(gain) attributable to noncontrolling interests	(8)	2	(24)	3

Other comprehensive earnings/(losses) attributable to Mondelēz International	300	69	1,205	287

Balance at end of period	$(9,917)	$(9,699)	$(9,917)	$(9,699)

(1)	These reclassified losses are included in the components of net periodic benefit costs disclosed in Note 9, Benefit Plans.
(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.
(3)	These reclassified gains or losses are recorded within cost of sales.
(4)	These reclassified losses are recorded within interest and other expense, net.

Note 13.   Income Taxes

Based on current tax laws, our estimated annual effective tax rate for 2017, excluding the impacts from the sale of our Australian grocery business, is 25.8%, which reflects favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by an increase in domestic earnings as compared to the prior year. Our 2017 third quarter effective tax rate of 23.4% was favorably impacted by the divestiture of our Australian grocery business, which had a lower effective tax rate, resulting in a $27 million tax expense related to the pre-tax gain of $187 million. Our effective tax rate for the nine months ended September 30, 2017 of 21.3% was also favorably impacted by the sale of our Australian grocery business as well as other discrete one-time benefits. The discrete net tax benefits primarily consisted of a $74 million benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in various jurisdictions and a $16 million benefit related to the U.S. domestic production activities deduction.

As of the third quarter of 2016, our estimated annual effective tax rate for 2016 was 20.8%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2016 third quarter effective tax rate of 7.2% included net benefit from discrete one-time events of $60 million, mainly due to $35 million from expirations of statutes of limitations and favorable audit settlements in several jurisdictions and a $17 million benefit from the reduction of U.K. net deferred tax liabilities resulting from tax legislation enacted during the third quarter of 2016 that reduced the U.K. corporate income tax rate. Our effective tax rate for the nine months ended September 30, 2016 of 13.6% was favorably impacted by net tax benefits of $109 million from discrete one-time events. The discrete net tax benefits primarily consisted of benefits of $73 million due to expirations of statutes of limitations and favorable audit settlements in several jurisdictions and a $17 million benefit from the reduction of U.K. net deferred tax liabilities resulting from tax legislation enacted during the third quarter of 2016 that reduced the U.K. corporate income tax rate.

Note 14.   Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share data)

Net earnings	$993	$548	$2,126	$1,576
Noncontrolling interest (earnings)	(1)	–	(6)	(10)

Net earnings attributable to Mondelēz International	$992	$548	$2,120	$1,566

Weighted-average shares for basic EPS	1,507	1,557	1,518	1,561
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	17	19	19	18

Weighted-average shares for diluted EPS	1,524	1,576	1,537	1,579

Basic earnings per share attributable to Mondelēz International	$0.66	$0.35	$1.40	$1.00

Diluted earnings per share attributable to Mondelēz International	$0.65	$0.35	$1.38	$0.99

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 9.0 million for the three months and 8.0 million for the nine months ended September 30, 2017 and 4.3 million for the three months and 7.7 million for the nine months ended September 30, 2016.

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

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles and gains and losses on divestitures in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings, revised to reflect our new segment structure, were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)

Net revenues:
Latin America	$908	$868	$2,666	$2,528
AMEA	1,405	1,443	4,290	4,404
Europe	2,442	2,332	6,978	7,073
North America	1,775	1,753	4,996	5,148

Net revenues	$6,530	$6,396	$18,930	$19,153

Earnings before income taxes:
Operating income:
Latin America	$255	$92	$469	$191
AMEA	82	165	425	504
Europe	410	316	1,158	924
North America	318	274	824	840
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	28	(12)	(69)	(49)
General corporate expenses	(54)	(89)	(196)	(216)
Amortization of intangibles	(45)	(44)	(133)	(132)
Net gain on divestitures	187	–	184	–

Operating income	1,181	702	2,662	2,062
Interest and other expense, net	(19)	(145)	(262)	(540)

Earnings before income taxes	$1,162	$557	$2,400	$1,522

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

Net revenues by product category, revised to reflect our new segment structure, were:

	For the Three Months Ended September 30, 2017
	Latin America	AMEA	Europe	North America	Total
	(in millions)

Biscuits	$210	$444	$761	$1,427	$2,842
Chocolate	207	520	1,196	74	1,997
Gum & Candy	247	228	185	274	934
Beverages	155	104	23	–	282
Cheese & Grocery	89	109	277	–	475

Total net revenues	$908	$1,405	$2,442	$1,775	$6,530

	For the Three Months Ended September 30, 2016
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$191	$416	$677	$1,403	$2,687
Chocolate	185	508	1,124	65	1,882
Gum & Candy	247	239	218	285	989
Beverages	164	107	37	–	308
Cheese & Grocery	81	173	276	–	530

Total net revenues	$868	$1,443	$2,332	$1,753	$6,396

	For the Nine Months Ended September 30, 2017
	Latin America	AMEA	Europe	North America	Total
	(in millions)

Biscuits	$580	$1,198	$2,130	$4,061	$7,969
Chocolate	660	1,460	3,365	194	5,679
Gum & Candy	701	695	582	741	2,719
Beverages	477	466	88	–	1,031
Cheese & Grocery	248	471	813	–	1,532

Total net revenues	$2,666	$4,290	$6,978	$4,996	$18,930

	For the Nine Months Ended September 30, 2016
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$551	$1,179	$2,039	$4,162	$7,931
Chocolate	562	1,393	3,368	153	5,476
Gum & Candy	713	745	688	833	2,979
Beverages	466	513	124	–	1,103
Cheese & Grocery	236	574	854	–	1,664

Total net revenues	$2,528	$4,404	$7,073	$5,148	$19,153

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

We aim to deliver strong, profitable long-term growth by accelerating our core snacks business and expanding the reach of our Power Brands globally. Leveraging our Power Brands and our innovation platforms, we plan to innovate boldly and connect with our consumers wherever they are, including new markets around the world, using both traditional and digital channels. We monitor developments in consumer preferences, and as consumers in many markets seek better-for-you products, we continue to expand our portfolio through additional well-being offerings, including enhancing the goodness of existing brands. As shopping expands further online, we are also working to grow our e-commerce platform and on-line presence with consumers. To fuel these investments, we have been working to optimize our cost structure. These efforts consist of reinventing our supply chain, including adding and upgrading to more efficient production lines, while reducing the complexity of our product offerings, ingredients and number of suppliers. We also continue to aggressively manage our overhead costs. We have embraced and embedded zero-based budgeting practices across the organization to identify potential areas of cost reductions and capture and sustain savings within our ongoing operating budgets. Through these actions, we’re leveraging our brands, platforms and capabilities to drive long-term value and return on investment for our shareholders.

Malware Incident

On June 27, 2017, a global malware incident impacted our business. The malware affected a significant portion of our global sales, distribution and financial networks. During the last four days of the second quarter and early third quarter, we executed business continuity and contingency plans to contain the impact, minimize the damages and restore our systems environment. We do not expect, nor to date have we found, any instances of Company or personal data released externally. We restored our main operating systems and processes and we continue to further enhance the security of our systems.

For the second quarter, we estimate that the malware incident had a negative impact of 2.3% on our net revenue growth and 2.4% on our Organic Net Revenue growth. While we are pleased with our recovery efforts following the malware incident, restoring our North America systems has taken longer, resulting in additional lost revenue for the year. As a result, for the third quarter, we estimate that the recovery of shipments delayed due to the malware incident had a net favorable impact of 0.6% on our net revenue and Organic Net Revenue growth. We also incurred incremental expenses of $47 million as a result of the incident in the three months and $54 million in the nine months ended September 30, 2017. We expect to incur additional incremental expenses related to the incident and recovery process during the fourth quarter of 2017.

Summary of Results

•	Net revenues increased 2.1% to $6.5 billion in the third quarter of 2017 and decreased 1.2% to $18.9 billion in the first nine months of 2017 as compared to the same periods in the prior year. During the third quarter of 2017, net revenue growth was positively affected by favorable currency translation as the U.S. dollar weakened against several currencies in which we operate compared to exchange rates in the prior year, as well as the recovery of shipments delayed in the second quarter as a result of the malware incident.

•	Organic Net Revenue, a non-GAAP financial measure on a constant currency basis, increased 2.8% to $6.4 billion in the third quarter of 2017 and increased 0.3% to $18.8 billion in the first nine months of 2017 as compared to the same periods in the prior year after recasting all periods to exclude the operating results from divestitures and an acquisition. (Refer to Non-GAAP Financial Measures appearing later in this section and Note 2, Divestitures and Acquisitions, for additional information.) We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International increased 85.7% to $0.65 in the third quarter of 2017 and increased 39.4% to $1.38 in the first nine months of 2017 as compared to the same periods in the prior year. During the third quarter and the first nine months of 2017, a benefit from the resolution of a Brazilian indirect tax matter and a gain on a divestiture significantly contributed to the increase in diluted EPS. See our Discussion and Analysis of Historical Results appearing later in this section for further details.

•	Adjusted EPS, a non-GAAP financial measure, increased 14.0% to $0.57 in the third quarter of 2017 and increased 10.6% to $1.57 in the first nine months of 2017 as compared to the same periods in the prior year after recasting all periods to exclude the operating results from divestitures and historical mark-to-market impacts. On a constant currency basis, Adjusted EPS increased 12.0% to $0.56 in the third quarter of 2017 and increased 12.0% to $1.59 in the first nine months of 2017. We use Adjusted EPS as it provides improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section). See our Discussion and Analysis of Historical Results appearing later in this section for further details.

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

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2016. Weak category growth and volatility in the global commodity and currency markets continue. As noted above, the malware incident resulted in an unfavorable impact to our 2017 revenue. We also expect to incur additional incremental expenses related to the incident and recovery process during the fourth quarter of 2017. We continue to monitor the U.K. planned exit from the E.U. (Brexit) and its impact on our results as well as currencies at risk of potential highly inflationary accounting, such as the Argentinian peso and the Ukrainian hryvnia. In connection with collective bargaining agreements covering eight U.S. facilities that expired on February 29, 2016, we continue to work toward reaching an agreement with the union and have made plans to ensure business continuity during the re-negotiations. For more information on these items, refer to our Discussion and Analysis of Historical Results and Commodity Trends appearing later in this section, as well as Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting and Note 6, 2014-2018 Restructuring Program.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2017	2016	2017	2016
		(in millions, except percentages)
Gain on equity method investment exchange	Note 2	$–	$–	$–	$43
2014-2018 Restructuring Program:	Note 6
Restructuring charges		(113)	(187)	(418)	(480)
Implementation charges		(62)	(114)	(179)	(286)
Loss related to interest rate swaps	Note 7 & 8	–	–	–	(97)
Loss on debt extinguishment	Note 7	–	–	(11)	–
Intangible asset impairment charges	Note 5	(71)	(4)	(109)	(30)
Divestitures and sales of property	Note 2
Net gain on divestitures		187	–	184	–
Gain on sale of intangible assets		–	7	–	13
Divestiture-related costs		2	–	(26)	(84)
Gains on sales of property		–	7	–	46
Mark-to-market gains/(losses) from derivatives	Note 15	28	(12)	(69)	(49)
Benefits from resolution of tax matters (1)	Note 11	215	–	273	–
Malware incident incremental expenses		(47)	–	(54)	–
Effective tax rate	Note 13	23.4%	7.2%	21.3%	13.6%

(1)	Refer to Note 11, Commitments and Contingencies – Tax Matters, for more information. During the first quarter of 2017, we recorded a $58 million gain on the settlement of a pre-acquisition Cadbury tax matter and during the third quarter of 2017, we recorded additional income of $3 million. During the third quarter of 2017, we recorded a $212 million reversal of tax liabilities in connection with the resolution of a Brazilian indirect tax matter, with $153 million in operating income and $59 million in interest income.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended September 30, 2017 and 2016.

Three Months Ended September 30:

	For the Three Months Ended
	September 30,
	2017	2016	$ change	% change
	(in millions, except per share data)

Net revenues	$6,530	$6,396	$134	2.1%

Operating income	1,181	702	479	68.2%

Net earnings attributable to Mondelēz International	992	548	444	81.0%

Diluted earnings per share attributable to Mondelēz International	0.65	0.35	0.30	85.7%

Net Revenues – Net revenues increased $134 million (2.1%) to $6,530 million in the third quarter of 2017, and Organic Net Revenue (1) increased $176 million (2.8%) to $6,416 million. Power Brands net revenues increased 5.6%, including a favorable currency impact, and Power Brands Organic Net Revenue increased 3.8%. Emerging markets net revenues increased 4.5%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 4.8%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2017
Change in net revenues (by percentage point)
Total change in net revenues	2.1%
Add back the following items affecting comparability:
Favorable currency	(1.3	)pp
Impact of acquisition	(0.3	)pp
Impact of divestitures	2.3	pp

Total change in Organic Net Revenue (1)	2.8%

Higher net pricing	1.5	pp
Favorable volume/mix	1.3	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 2.1% was driven by our underlying Organic Net Revenue increase of 2.8%, favorable currency and the impact of an acquisition, partially offset by the impact of divestitures. Our underlying Organic Net Revenue increase was driven by higher net pricing and favorable volume/mix, including the recovery of shipments delayed as a result of the second quarter malware incident that we estimate had a positive impact of 0.6% on our net revenue and Organic Net Revenue growth. Net pricing was up, which included the benefit of carryover pricing from 2016 and the first half of 2017 as well as the effects of input cost-driven pricing actions taken during the third quarter of 2017. Higher net pricing was reflected in all segments except Europe. Favorable volume/mix was reflected in Europe and North America, partially offset by declines in Latin America and AMEA. Favorable year-over-year currency impacts increased net revenues by $80 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, Russian ruble, Brazilian real, Australian dollar and Indian rupee, partially offset by the strength of the U.S. dollar relative to several currencies, including the Egyptian pound and Argentinian peso. The November 2, 2016 acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in additional key markets added $20 million (constant currency basis) of incremental net revenues for the third quarter of 2017. The impact of divestitures resulted in a year-over-year decline in net revenues of $142 million for the third quarter of 2017.

Operating Income – Operating income increased $479 million (68.2%) to $1,181 million in the third quarter of 2017, Adjusted Operating Income (1) increased $126 million (12.9%) to $1,100 million and Adjusted Operating Income on a constant currency basis (1) increased $106 million (10.9%) to $1,080 million due to the following:

	Operating Income	% Change
	(in millions)

Operating Income for the Three Months Ended September 30, 2016	$702
2014-2018 Restructuring Program costs (2)	301
Intangible asset impairment charges (3)	4
Mark-to-market losses from derivatives (4)	12
Operating income from divestitures (5)	(37)
Gain on sale of intangible assets (6)	(7)
Other/rounding	(1)

Adjusted Operating Income (1) for the Three Months Ended September 30, 2016	$974
Higher net pricing	93
Higher input costs	(68)
Favorable volume/mix	14
Lower selling, general and administrative expenses	107
VAT-related settlement	(34)
Gains on sales of property (7)	(7)
Impact from acquisition (7)	1

Total change in Adjusted Operating Income (constant currency) (1)	106	10.9%
Favorable currency – translation	20

Total change in Adjusted Operating Income (1)	126	12.9%

Adjusted Operating Income (1) for the Three Months Ended September 30, 2017	$1,100
2014-2018 Restructuring Program costs (2)	(175)
Intangible asset impairment charges (3)	(71)
Mark-to-market gains from derivatives (4)	28
Malware incident incremental expenses	(47)
Acquisition integration costs (8)	(1)
Operating income from divestitures (5)	4
Gain on divestiture (5)	187
Benefits from resolution of tax matters (9)	155
Other/rounding	1

Operating Income for the Three Months Ended September 30, 2017	$1,181	68.2%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information.
(3)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on trademark impairments.
(4)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2017 sales of a confectionery business in France and a grocery business in Australia and New Zealand and 2016 sales of property. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the 2016 sale of a confectionery business in Costa Rica.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 intangible asset sale in Finland.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 purchase of a license to manufacture, market and sell Cadbury-branded biscuits in additional key markets and other property sale in 2016.
(8)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for information on the acquisition of a biscuit business in Vietnam.
(9)	Refer to Note 11, Commitments and Contingencies – Tax Matters, for more information on the reversal of tax liabilities in connection with the resolution of a Brazilian indirect tax matter and settlement of a pre-acquisition Cadbury tax matter.

During the third quarter, we realized higher net pricing as input costs increased modestly. Higher net pricing, which included the carryover impact of pricing actions taken in 2016 and the first half of 2017 as well as the effects of input cost-driven pricing actions taken during the third quarter of 2017, was reflected in all segments except Europe. The increase in input costs was driven by higher raw material costs which were partially offset by lower manufacturing costs due to productivity gains. Favorable volume/mix, in part due to the recovery of shipments delayed as a result of the second quarter malware incident, was driven by Europe, partially offset by unfavorable volume/mix in AMEA, Latin America and North America.

Total selling, general and administrative expenses decreased $222 million from the third quarter of 2016, due to a number of factors noted in the table above, including in part, the benefit from the resolution of a Brazilian indirect tax matter and lower implementation costs incurred for the 2014-2018 Restructuring Program. The decreases were partially offset by the VAT-related settlement in 2016, an unfavorable currency impact, incremental expenses related to the malware incident and the gains on sales of property in 2016.

Excluding the factors noted above, selling, general and administrative expenses decreased $107 million from the third quarter of 2016. The decrease was driven primarily by lower overhead costs due to continued cost reduction efforts.

Favorable currency impacts increased operating income by $20 million due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, Russian ruble, Brazilian real, Indian rupee and Australian dollar, partially offset by the strength of the U.S. dollar relative to several currencies, including the Egyptian pound and Argentinian peso.

Operating income margin increased from 11.0% in the third quarter of 2016 to 18.1% in the third quarter of 2017. The increase in operating income margin was driven primarily by the net gain on divestitures, the benefit from the resolution of a Brazilian indirect tax matter, lower 2014-2018 Restructuring Program costs, an increase in our Adjusted Operating Income margin and the year-over-year favorable impact of unrealized gains/(losses) on currency and commodity hedging activities, partially offset by higher intangible asset impairment charges, incremental costs related to the malware incident and the impact from divestitures. Adjusted Operating Income margin increased from 15.6% in the third quarter of 2016 to 16.9% in the third quarter of 2017. The increase in Adjusted Operating Income margin was driven primarily by lower overheads from continued cost reduction efforts.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $992 million increased by $444 million (81.0%) in the third quarter of 2017. Diluted EPS attributable to Mondelēz International was $0.65 in the third quarter of 2017, up $0.30 (85.7%) from the third quarter of 2016. Adjusted EPS (1) was $0.57 in the third quarter of 2017, up $0.07 (14.0%) from the third quarter of 2016. Adjusted EPS on a constant currency basis (1) was $0.56 in the third quarter of 2017, up $0.06 (12.0%) from the third quarter of 2016.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2016	$0.35
2014-2018 Restructuring Program costs (2)	0.14
Intangible asset impairment charges (2)	–
Mark-to-market gains from derivatives (2)	–
Net earnings from divestitures (2)	(0.02)
Gain on sale of intangible assets (2)	–
Equity method investee acquisition-related and other adjustments (3)	0.03

Adjusted EPS (1) for the Three Months Ended September 30, 2016	$0.50
Increase in operations	0.08
Increase in equity method investment net earnings	0.01
VAT-related settlements	(0.02)
Gains on sales of property (2)	–
Impact from acquisition (2)	–
Lower interest and other expense, net (4)	0.03
Changes in shares outstanding (5)	0.02
Changes in income taxes (6)	(0.06)

Adjusted EPS (constant currency) (1) for the Three Months Ended September 30, 2017	$0.56
Favorable currency – translation	0.01

Adjusted EPS (1) for the Three Months Ended September 30, 2017	$0.57
2014-2018 Restructuring Program costs (2)	(0.08)
Intangible asset impairment charges (2)	(0.04)
Mark-to-market gains from derivatives (2)	0.02
Malware incident incremental expenses	(0.02)
Divestiture-related costs (7)	(0.01)
Net earnings from divestitures (2)	–
Gain on divestiture (2)	0.12
Benefits from resolution of tax matters (2)	0.09
Equity method investee acquisition-related and other adjustments (3)	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2017	$0.65

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)	See the Operating Income table above and the related footnotes for more information.
(3)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.
(4)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(5)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(6)	Refer to Note 10, Stock Plans, for more information on a $7 million earnings impact (in the provision for income taxes) in the third quarter of 2017 related to adopting a new stock-based compensation accounting standard in 2017 and Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(7)	Refer to Note 2, Divestitures and Acquisition, for more information on the sale of a grocery business in Australia and New Zealand and related taxes as well as a related gain on a foreign currency hedge.

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2017	2016	$ change	% change
	(in millions, except per share data)

Net revenues	$18,930	$19,153	$(223)	(1.2)%

Operating income	2,662	2,062	600	29.1%

Net earnings attributable to Mondelēz International	2,120	1,566	554	35.4%

Diluted earnings per share attributable to Mondelēz International	1.38	0.99	0.39	39.4%

Net Revenues – Net revenues decreased $223 million (1.2%) to $18,930 million in the first nine months of 2017, and Organic Net Revenue (1) increased $55 million (0.3%) to $18,766 million. Power Brands net revenues increased 1.4%, including an unfavorable currency impact, and Power Brands Organic Net Revenue increased 1.5%. Emerging markets net revenues increased 2.4%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 2.7%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2017
Change in net revenues (by percentage point)
Total change in net revenues	(1.2)%
Add back the following items affecting comparability:
Impact of divestitures	1.0	pp
Unfavorable currency	0.8	pp
Impact of acquisitions	(0.3	)pp

Total change in Organic Net Revenue (1)	0.3%

Higher net pricing	1.2	pp
Unfavorable volume/mix	(0.9	)pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decline of 1.2% was driven by the impact of divestitures and unfavorable currency, partially offset by our underlying Organic Net Revenue growth of 0.3% and the impact of an acquisition. The impact of divestitures resulted in a year-over-year decline in net revenues of $193 million for the first nine months of 2017. Unfavorable year-over-year currency impacts decreased net revenues by $135 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the British pound sterling, Egyptian pound, Argentinian peso, Nigerian naira, Turkish lira and Chinese yuan, partially offset by the strength of several currencies relative to the U.S. dollar, including the Brazilian real, Russian ruble, South African rand and Australian dollar. Our underlying Organic Net Revenue increase was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2016 as well as the effects of input cost-driven pricing actions taken during 2017. Higher net pricing was reflected in Latin America and AMEA, partially offset by lower net pricing in Europe and North America. Unfavorable volume/mix was reflected in all segments except Europe, in part due to expected shipments that we did not realize following the second quarter malware incident. The November 2, 2016 acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits in additional key markets added $50 million (constant currency basis) of incremental net revenues for the first nine months of 2017.

Operating Income – Operating income increased $600 million (29.1%) to $2,662 million in the first nine months of 2017, Adjusted Operating Income (1) increased $192 million (6.7%) to $3,075 million and Adjusted Operating Income on a constant currency basis (1) increased $245 million (8.5%) to $3,128 million due to the following:

	Operating Income	% Change
	(in millions)

Operating Income for the Nine Months Ended September 30, 2016	$2,062
2014-2018 Restructuring Program costs (2)	766
Intangible asset impairment charges (3)	30
Mark-to-market losses from derivatives (4)	49
Acquisition integration costs (5)	6
Divestiture-related costs (6)	84
Operating income from divestitures (6)	(99)
Gain on sale of intangible assets (7)	(13)
Other/rounding	(2)

Adjusted Operating Income (1) for the Nine Months Ended September 30, 2016	$2,883
Higher net pricing	233
Higher input costs	(116)
Unfavorable volume/mix	(140)
Lower selling, general and administrative expenses	315
Gains on sales of property (8)	(46)
VAT-related settlements	(34)
Property insurance recovery	27
Impact from acquisitions (8)	7
Other	(1)

Total change in Adjusted Operating Income (constant currency) (1)	245	8.5%
Unfavorable currency – translation	(53)

Total change in Adjusted Operating Income (1)	192	6.7%

Adjusted Operating Income (1) for the Nine Months Ended September 30, 2017	$3,075
2014-2018 Restructuring Program costs (2)	(597)
Intangible asset impairment charges (3)	(109)
Mark-to-market losses from derivatives (4)	(69)
Malware incident incremental expenses	(54)
Acquisition integration costs (5)	(2)
Divestiture-related costs (6)	(23)
Operating income from divestitures (6)	55
Net gain on divestitures (6)	184
Benefits from resolution of tax matters (9)	201
Other/rounding	1

Operating Income for the Nine Months Ended September 30, 2017	$2,662	29.1%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information.
(3)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on trademark impairments.
(4)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on the unrealized losses on commodity and forecasted currency transaction derivatives.
(5)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for information on the acquisition of a biscuit business in Vietnam.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2017 sales of a confectionery business in France and a grocery business in Australia and New Zealand. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the 2016 sale of a confectionery business in Costa Rica.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 intangible asset sale in Finland.
(8)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 purchase of a license to manufacture, market and sell Cadbury-branded biscuits in additional key markets and other property sales in 2016.
(9)	Refer to Note 11, Commitments and Contingencies – Tax Matters, for more information on the settlement of a pre-acquisition Cadbury tax matter and the reversal of tax liabilities in connection with the resolution of a Brazilian indirect tax matter.

During the first nine months of 2017, we realized higher net pricing while input costs increased modestly. Higher net pricing, which included the carryover impact of pricing actions taken in 2016 and the first half of 2017 as well as the effects of input cost-driven pricing actions taken during the third quarter of 2017, was driven by Latin America and AMEA, partially offset by lower net pricing in Europe and North America. The increase in input costs was driven by higher raw material costs which were partially offset by lower manufacturing costs due to productivity. Unfavorable volume/mix, in part due to expected shipments that we did not realize following the second quarter malware incident, was driven by North America, AMEA, and Latin America, which was partially offset by favorable volume/mix in Europe.

Total selling, general and administrative expenses decreased $581 million from the first nine months of 2016, due to a number of factors noted in the table above, including in part, the benefits from the resolution of tax matters, lower implementation costs incurred for the 2014-2018 Restructuring Program, lower divestiture-related costs and a property insurance recovery in AMEA. The decreases were partially offset by higher intangible asset impairment charges, gains on sales of property in 2016 and incremental expenses incurred due to the malware incident.

Excluding the factors noted above, selling, general and administrative expenses decreased $315 million from the first nine months of 2016. The decrease was driven primarily by lower overhead costs and lower advertising and consumer promotion costs due to continued cost reduction efforts in both areas.

Unfavorable currency impacts decreased operating income by $53 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the Egyptian pound and British pound sterling, partially offset by the strength of several currencies relative to the U.S. dollar, including the Brazilian real, Russian ruble, Australian dollar and South African rand.

Operating income margin increased from 10.8% in the first nine months of 2016 to 14.1% in the first nine months of 2017. The increase in operating income margin was driven primarily by an increase in our Adjusted Operating Income margin, the benefits from the resolution of tax matters, the net gain on divestitures, lower 2014-2018 Restructuring Program costs and lower divestiture-related costs, partially offset by higher intangible asset impairment charges, incremental costs related to the malware incident and the year-over-year unfavorable impact of unrealized gains/(losses) on currency and commodity hedging activities. Adjusted Operating Income margin increased from 15.4% in the first nine months of 2016 to 16.5% in the first nine months of 2017. The increase in Adjusted Operating Income margin was driven primarily by lower overheads and lower advertising and consumer promotion costs due to continued cost reduction efforts in both areas.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,120 million increased by $554 million (35.4%) in the first nine months of 2017. Diluted EPS attributable to Mondelēz International was $1.38 in the first nine months of 2017, up $0.39 (39.4%) from the first nine months of 2016. Adjusted EPS (1) was $1.57 in the first nine months of 2017, up $0.15 (10.6%) from the first nine months of 2016. Adjusted EPS on a constant currency basis (1) was $1.59 in the first nine months of 2017, up $0.17 (12.0%) from the first nine months of 2016.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2016	$0.99
2014-2018 Restructuring Program costs (2)	0.36
Intangible asset impairment charges (2)	0.01
Mark-to-market losses from derivatives (2)	0.03
Divestiture-related costs (2)	0.04
Net earnings from divestitures (2)	(0.05)
Gain on sale of intangible assets (2)	–
Loss related to interest rate swaps (3)	0.04
Gain on equity method investment exchange (4)	(0.03)
Equity method investee acquisition-related and other adjustments (5)	0.03

Adjusted EPS (1) for the Nine Months Ended September 30, 2016	$1.42
Increase in operations	0.16
Increase in equity method investment earnings	0.01
Gains on sales of property (2)	(0.02)
VAT-related settlements	(0.02)
Property insurance recovery	0.01
Impact of acquisition (2)	–
Lower interest and other expense, net (6)	0.06
Changes in shares outstanding (7)	0.04
Changes in income taxes (8)	(0.07)

Adjusted EPS (constant currency) (1) for the Nine Months Ended September 30, 2017	$1.59
Unfavorable currency – translation	(0.02)

Adjusted EPS (1) for the Nine Months Ended September 30, 2017	$1.57
2014-2018 Restructuring Program costs (2)	(0.29)
Intangible asset impairment charges (2)	(0.05)
Mark-to-market losses from derivatives (2)	(0.04)
Malware incident incremental expenses	(0.02)
Divestiture-related costs (2)	(0.02)
Net earnings from divestitures (2)	0.03
Net gain on divestitures (2)	0.11
Acquisition integration costs (2)	–
Benefits from resolution of tax matters (2)	0.13
Loss on debt extinguishment (9)	(0.01)
Equity method investee acquisition-related and other adjustments (5)	(0.03)

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2017	$1.38

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	See the Operating Income table above and the related footnotes for more information.
(3)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designated as cash flow hedges during the first quarter of 2016 due to changes in financing and hedging plans.
(4)	Refer to Note 2, Divestitures and Acquisitions – Keurig Transaction, for more information on the 2016 acquisition of an interest in Keurig.
(5)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.

(6)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(7)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(8)	Refer to Note 10, Stock Plans, for more information on a $31 million earnings impact (in the provision for income taxes) in the first nine months of 2017 related to adopting a new stock-based compensation accounting standard in 2017 and Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(9)	Refer to Note 7, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt discharge.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four reportable operating segments:

•	Latin America
•	AMEA
•	Europe
•	North America

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

Our segment net revenues and earnings, revised to reflect our new segment structure in all periods, were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)

Net revenues:
Latin America	$908	$868	$2,666	$2,528
AMEA	1,405	1,443	4,290	4,404
Europe	2,442	2,332	6,978	7,073
North America	1,775	1,753	4,996	5,148

Net revenues	$6,530	$6,396	$18,930	$19,153

Earnings before income taxes:
Operating income:
Latin America	$255	$92	$469	$191
AMEA	82	165	425	504
Europe	410	316	1,158	924
North America	318	274	824	840
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	28	(12)	(69)	(49)
General corporate expenses	(54)	(89)	(196)	(216)
Amortization of intangibles	(45)	(44)	(133)	(132)
Net gain on divestitures	187	–	184	–

Operating income	1,181	702	2,662	2,062
Interest and other expense, net	(19)	(145)	(262)	(540)

Earnings before income taxes	$1,162	$557	$2,400	$1,522

Latin America

	For the Three Months Ended
	September 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$908	$868	$40	4.6%
Segment operating income	255	92	163	177.2%

	For the Nine Months Ended
	September 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$2,666	$2,528	$138	5.5%
Segment operating income	469	191	278	145.5%

Three Months Ended September 30:

Net revenues increased $40 million (4.6%), due to higher net pricing (8.3 pp), partially offset by unfavorable volume/mix (2.9 pp), unfavorable currency (0.6 pp) and the impact of a divestiture (0.2 pp). Higher net pricing was reflected across all categories driven primarily by Brazil, Argentina and Mexico. Despite the benefit from the recovery of shipments delayed due to the second quarter malware incident, unfavorable volume/mix occurred across most of the region and was largely due to the impact of pricing-related elasticity. Unfavorable volume/mix was driven by declines in refreshment beverages, gum and cheese & grocery, partially offset by gains in chocolate, biscuits and candy. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to the Argentinian peso, partially offset by the strength of the Brazilian real and Mexico peso relative to the U.S. dollar. On December 1, 2016, we sold a small confectionery business in Costa Rica.

Segment operating income increased $163 million (177.2%), primarily due to the benefit from the resolution of a Brazilian indirect tax matter of $153 million, higher net pricing and lower manufacturing costs. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable volume/mix, higher costs incurred for the 2014-2018 Restructuring Program, higher other selling, general and administrative expenses and an intangible asset impairment charge.

Nine Months Ended September 30:

Net revenues increased $138 million (5.5%), due to higher net pricing (7.4 pp) and favorable currency (2.8 pp), partially offset by unfavorable volume/mix (4.5 pp) and the impact of a divestiture (0.2 pp). Higher net pricing was reflected across all categories driven primarily by Argentina, Brazil and Mexico. Favorable currency impacts were due primarily to the strength of several currencies in the region relative to the U.S. dollar, primarily the Brazilian real, partially offset by the strength of the U.S. dollar relative to the Argentinian peso and Mexican peso. Unfavorable volume/mix, which occurred across most of the region, was largely due to the impact of pricing-related elasticity. In addition, only a portion of the shipments delayed at the end of the second quarter due to the malware incident was recovered. Unfavorable volume/mix was driven by declines in all categories except chocolate and candy. On December 1, 2016, we sold a small confectionery business in Costa Rica.

Segment operating income increased $278 million (145.5%), primarily due to higher net pricing, the benefit from the resolution of a Brazilian indirect tax matter of $153 million, lower manufacturing costs, favorable currency, lower other selling, general and administrative expenses and lower advertising and consumer promotion costs. These favorable items were partially offset by higher raw material costs, unfavorable volume/mix and an intangible asset impairment charge.

AMEA

	For the Three Months Ended
	September 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$1,405	$1,443	$(38)	(2.6)%
Segment operating income	82	165	(83)	(50.3)%

	For the Nine Months Ended
	September 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$4,290	$4,404	$(114)	(2.6)%
Segment operating income	425	504	(79)	(15.7)%

Three Months Ended September 30:

Net revenues decreased $38 million (2.6%), due to the impact of divestitures (4.2 pp), unfavorable currency (1.3 pp) and unfavorable volume/mix (0.5 pp), partially offset by higher net pricing (3.4 pp). The impact of divestitures, primarily related to the grocery & cheese business in Australia and New Zealand that was divested on July 4, 2017, resulted in a year-over-year decline in net revenues of $60 million for the third quarter of 2017. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region, including the Egyptian pound, Philippine peso and Japanese yen, partially offset by the strength of several other currencies in the region relative to the U.S. dollar, including the Australian dollar, Indian rupee and South African rand. Despite the benefit from the recovery of shipments delayed due to the second quarter malware incident, unfavorable volume/mix was driven by declines in all categories except biscuits. Higher net pricing was reflected across all categories.

Segment operating income decreased $83 million (50.3%), primarily due to intangible asset impairment charges, higher raw material costs, higher costs incurred for the 2014-2018 Restructuring Program, unfavorable volume/mix and the impact of divestitures. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and lower advertising and consumer promotion costs.

Nine Months Ended September 30:

Net revenues decreased $114 million (2.6%), due to unfavorable currency (2.6 pp), the impact of divestitures (1.3 pp) and unfavorable volume/mix (1.3 pp), partially offset by higher net pricing (2.6 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region, including the Egyptian pound, Nigerian naira, Chinese yuan, and Philippine peso, partially offset by the strength of several other currencies in the region relative to the U.S. dollar, including the South African rand, Australian dollar and Indian rupee. The impact of divestitures, primarily related to the grocery & cheese business in Australia and New Zealand that was divested on July 4, 2017, resulted in a year-over-year decline in net revenues of $60 million for the first nine months of 2017. Unfavorable volume/mix was driven by declines in cheese & grocery, refreshment beverages, gum and candy, partially offset by gains in biscuits and chocolate. In addition, only a portion of the shipments delayed at the end of the second quarter due to the malware incident was recovered. Higher net pricing was reflected across all categories.

Segment operating income decreased $79 million (15.7%), primarily due to higher raw material costs, unfavorable volume/mix, intangible asset impairment charges, unfavorable currency, higher costs incurred for the 2014-2018 Restructuring Program and the impact of divestitures. These unfavorable items were partially offset by higher net pricing, lower other selling, general and administrative expenses (including a property insurance recovery), lower manufacturing costs and lower advertising and consumer promotion costs.

Europe

	For the Three Months Ended
	September 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$2,442	$2,332	$110	4.7%
Segment operating income	410	316	94	29.7%

	For the Nine Months Ended
	September 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$6,978	$7,073	$(95)	(1.3)%
Segment operating income	1,158	924	234	25.3%

Three Months Ended September 30:

Net revenues increased $110 million (4.7%), due to favorable volume/mix (4.6 pp), favorable currency (4.1 pp) and the impact of an acquisition (0.9 pp), partially offset by the impact of divestitures (3.5 pp) and lower net pricing (1.4 pp). Favorable volume/mix, including the recovery of the majority of the shipments delayed at the end of the second quarter due to the malware incident, was driven by gains in chocolate, biscuits, candy, and refreshment beverages, partially offset by declines in gum and cheese & grocery. Favorable currency impacts reflected the strength of several currencies in the region relative to the U.S. dollar, including the euro and Russian ruble, partially offset by the strength of the U.S. dollar against several other currencies in the region, primarily the Turkish lira and the British pound sterling. The November 2016 acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits added net revenues of $20 million (constant currency basis). The impact of divestitures, primarily due to the sale of a confectionery business in France, resulted in a year-over-year decline in net revenues of $75 million for the quarter. Lower net pricing was reflected across all categories except cheese & grocery.

Segment operating income increased $94 million (29.7%), primarily due to lower costs incurred for the 2014-2018 Restructuring Program, favorable volume/mix, lower manufacturing costs, lower other selling, general and administrative expenses, favorable currency and lower advertising and consumer promotion costs. These favorable items were partially offset by higher raw material costs, lower net pricing, the impact of divestitures, incremental costs incurred due to the malware incident and higher intangible asset impairment charges.

Nine Months Ended September 30:

Net revenues decreased $95 million (1.3%), due to the impact of divestitures (1.7 pp) unfavorable currency (1.6 pp), and lower net pricing (0.6 pp), partially offset by favorable volume/mix (1.8 pp) and the impact of an acquisition (0.8 pp). The impact of divestitures, primarily due to the sale of a confectionery business in France, resulted in a year-over-year decline in net revenues of $122 million for the first nine months of 2017. Unfavorable currency impacts reflected the strength of the U.S. dollar against several currencies in the region, including the British pound sterling, Turkish lira and euro, partially offset by the strength of several other currencies relative the U.S. dollar, primarily the Russian ruble. Lower net pricing was reflected across all categories except refreshment beverages and candy. Favorable volume/mix was driven by chocolate and biscuits, partially offset by declines in gum, cheese & grocery, refreshment beverages and candy. In addition, a portion of the shipments delayed at the end of the second quarter due to the malware incident was not recovered. The November 2016 acquisition of a business and license to manufacture, market and sell Cadbury-branded biscuits added net revenues of $50 million (constant currency basis).

Segment operating income increased $234 million (25.3%), primarily due to lower manufacturing costs, lower costs incurred for the 2014-2018 Restructuring Program, lower divestiture-related costs, lower other selling, general and administrative expenses, favorable volume/mix, the benefit from the settlement of a Cadbury tax matter, lower advertising and consumer promotion costs and lower intangible asset impairment charges. These favorable items were partially offset by higher raw material costs, lower net pricing, unfavorable currency, the impact of divestitures, incremental costs incurred due to the malware incident and a prior-year gain on the sale of an intangible asset.

North America

	For the Three Months Ended
	September 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$1,775	$1,753	$22	1.3%
Segment operating income	318	274	44	16.1%

	For the Nine Months Ended
	September 30,
	2017	2016	$ change	% change
		(in millions)

Net revenues	$4,996	$5,148	$(152)	(3.0)%
Segment operating income	824	840	(16)	(1.9)%

Three Months Ended September 30:

Net revenues increased $22 million (1.3%), due to favorable volume/mix (0.7 pp), favorable currency (0.5 pp) and higher net pricing (0.3 pp), partially offset by the impact of divestitures (0.2 pp). Favorable volume/mix, despite a negative impact from the second quarter malware incident, was driven by gains in biscuits, chocolate and candy, partially offset by a decline in gum. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. Higher net pricing was reflected in candy and gum, partially offset by lower net pricing in biscuits and chocolate.

Segment operating income increased $44 million (16.1%), primarily due to lower costs incurred for the 2014-2018 Restructuring Program, lower other selling, general and administrative expenses (net of the prior year’s gain on sale of property), lower raw material costs and higher net pricing. These favorable items were partially offset by incremental costs incurred due to the malware incident, higher advertising and consumer promotion costs, higher manufacturing costs, prior-year gain on the sale of an intangible asset and unfavorable volume/mix.

Nine Months Ended September 30:

Net revenues decreased $152 million (3.0%), due to unfavorable volume/mix (2.5 pp), lower net pricing (0.5 pp) and the impact of divestitures (0.1 pp), partially offset by favorable currency (0.1 pp). Unfavorable volume/mix, primarily caused by shipments delayed at the end of the second quarter due to the malware incident that were not recovered, was driven by declines in gum, biscuits and candy, partially offset by a gain in chocolate. Lower net pricing was reflected in biscuits and chocolate, partially offset by higher net pricing in candy and gum. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar.

Segment operating income decreased $16 million (1.9%), primarily due to unfavorable volume/mix, incremental costs incurred due to the malware incident, higher intangible asset impairment charges, lower net pricing, higher raw material costs and prior-year gain on the sale of an intangible asset. These unfavorable items were partially offset by lower costs incurred for the 2014-2018 Restructuring Program, lower manufacturing costs, lower advertising and consumer promotion costs and lower other selling, general and administrative expenses (net of the prior year’s gains on sales of property).

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities and our authorized long-term financing will provide sufficient liquidity for our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program, international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Earnings outside of the U.S. are considered indefinitely reinvested and no material tax liability has been accrued as of September 30, 2017. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the U.S.

Net Cash Provided by Operating Activities:

Net cash provided by operating activities was $797 million in the first nine months of 2017 and $1,138 million in the first nine months of 2016. The decrease in net cash provided by operating activities was due primarily to increases in working capital including higher tax and VAT-related payments in 2017, partially offset by higher net earnings.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $128 million in the first nine months of 2017 and $521 million in the first nine months of 2016. The decrease in net cash used in investing activities primarily relates to net proceeds received from divestitures of $516 million and lower capital expenditures of $721 million in the first nine months of 2017 compared to $909 million for the prior-year same period. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2017 capital expenditures to be up to $1.1 billion, including capital expenditures in connection with our 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Used in Financing Activities:

Net cash used in financing activities was $1,648 million in the first nine months of 2017 and $830 million in the first nine months of 2016. The increase in net cash used in financing activities was primarily due to lower net debt issuances and increased share repurchases and dividends.

Debt:

From time to time we refinance long-term and short-term debt. Refer to Note 7, Debt and Borrowing Arrangements, for details of our debt activity during the first nine months of 2017. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 74.2% (or $14.0 billion) of the $18.9 billion of consolidated net revenue in the nine months ended September 30, 2017. The operations held by MIHN represented approximately 72.8% (or $19.0 billion) of the $26.1 billion of net assets as of September 30, 2017 and 81.7% (or $20.6 billion) of the $25.2 billion of net assets as of December 31, 2016.

On February 3, 2017, our Board of Directors approved a new $5 billion long-term financing authority to replace the prior authority. As of September 30, 2017, we had $4.7 billion of long-term financing authority remaining.

In the next 12 months, we expect $1.2 billion of long-term debt will mature as follows: fr.250 million Swiss franc notes ($258 million as of September 30, 2017) in January 2018, $478 million in February 2018, £76 million sterling notes ($102 million as of September 30, 2017) in July 2018, and $322 million in August 2018. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $18.6 billion at September 30, 2017 and $17.2 billion at December 31, 2016. Our debt-to-capitalization ratio was 0.42 at September 30, 2017 and 0.41 at December 31, 2016. At September 30, 2017, the weighted-average term of our outstanding long-term debt was 6.5 years. Our average daily commercial paper borrowings outstanding were $4.4 billion in the first nine months of 2017 and $2.1 billion in the first nine months of 2016. We had commercial paper outstanding totaling $4.4 billion as of September 30, 2017 and $2.4 billion as of December 31, 2016. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 7, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first nine months of 2017, the primary drivers of the increase in our aggregate commodity costs were higher currency-related costs on our commodity purchases and increased costs for dairy, cocoa, sugar, packaging and grains & oils, energy and other raw materials, partially offset by lower costs for nuts.

A number of external factors such as weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, such as dairy, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Due to competitive or market conditions, planned trade or promotional incentives, fluctuations in currency exchange rates or other factors, our pricing actions may also lag commodity cost changes temporarily.

We expect price volatility and a slightly higher aggregate cost environment to continue in 2017. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 7, Debt and Borrowing Arrangements, for information on debt transactions during the first nine months of 2017. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. We also do not expect a material change in the effect of these arrangements and obligations on our liquidity. See Note 11, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:

See Note 10, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the nine months ended September 30, 2017.

We intend to continue to use a portion of our cash for share repurchases. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018.

We repurchased shares at an aggregate cost of $12,673 million, or weighted-average cost of $38.74 per share, through September 30, 2017 ($1,817 million in the first nine months of 2017, $2,601 million in 2016, $3,623 million in 2015, $1,892 million in 2014 and $2,740 in 2013). The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $869 million in the first nine months of 2017 and $801 million in the first nine months of 2016. On August 2, 2017, the Finance Committee, with authorization delegated from our Board of Directors, approved a 16% increase in the quarterly dividend to $0.22 per common share or $0.88 per common share on an annualized basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We will make a determination as to whether 2017 distributions are characterized as dividends, a return of basis, or both under U.S. federal income tax rules after the 2017 calendar year-end. This determination will be reflected on an IRS Form 1099-DIV issued in early 2018.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards. Furthermore, see Note 5, Goodwill and Intangible Assets, for a discussion on the significant accounting estimates considered as part of the annual goodwill and intangibles asset impairment testing. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance:

See Note 1, Basis of Presentation, for a discussion of new accounting standards.

Contingencies:

See Note 11, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “seek,” “aim,” “predict,” “potential,” “objective,” “project,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, margins and earnings per share; price volatility and pricing actions; the cost environment and measures to address increased costs; the United Kingdom’s planned exit from the European Union and its impact on our results; the costs of, timing of expenditures under and completion of our restructuring program; category growth; consumer snacking behaviors; commodity prices and supply; investments; innovation; political and economic conditions and volatility; currency exchange rates, controls and restrictions; potential impacts from changing to highly inflationary accounting in selected countries; our operations in Ukraine; overhead costs; our JDE ownership interest; legal matters; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our tax rate and tax positions; the Brazilian indirect tax matter; remediation efforts related to and the financial and other impacts of the malware incident; our liquidity, funding sources and uses of funding, including our use of commercial paper; reinvestment of earnings; our risk management program, including the use of financial instruments and the effectiveness of our hedging activities; working capital; capital expenditures and funding; share repurchases; dividends; long-term value and return on investment for our shareholders; and our contractual obligations.

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

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (2), our historical global coffee business (3), our historical Venezuelan operations, accounting calendar changes and currency rate fluctuations (4). We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.
•	Our emerging markets include our Latin America region in its entirety; the AMEA region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Turkey, Kazakhstan, Belarus, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries. (Our developed markets include the entire North America region, the Europe region excluding the countries included in the emerging markets definition, and Australia, New Zealand and Japan from the AMEA region.)
•	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz, TUC/Club Social and belVita biscuits; Cadbury Dairy Milk, Milka and Lacta chocolate; Trident gum; Halls candy; and Tang powdered beverages.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of the 2012-2014 Restructuring Program (5); the 2014-2018 Restructuring Program (5); Venezuela remeasurement and deconsolidation losses and historical operating results; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (3) gain and net incremental costs; the operating results of divestitures (2); our historical global coffee business operating results (3); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); equity method investment earnings historically reported within operating income (7); benefits from resolution of tax matters (8) and incremental expenses related to the malware incident. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (4).

•	“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the 2012-2014 Restructuring Program (5); the 2014-2018 Restructuring Program (5); Venezuela remeasurement and deconsolidation losses and historical operating results; losses on debt extinguishment and related expenses; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related integration and acquisition costs; the JDE coffee business transactions (3) gain, transaction hedging gains or losses and net incremental costs; gain on the equity method investment exchange; net earnings from divestitures (2); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; benefits from resolution of tax matters (8) and incremental expenses related to the malware incident. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ unusual or infrequent items (9), such as acquisition and divestiture-related costs and restructuring program costs. We also evaluate growth in our Adjusted EPS on a constant currency basis (4).

(1)	When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. During 2017, we added to the non-GAAP definitions the exclusion of benefits from the resolution of tax matters (see footnote (8) below) and the exclusion of incremental expenses related to the malware incident.
(2)	Divestitures include completed sales of businesses and exits of major product lines upon completion of a sale or licensing agreement. On August 17, 2017, we entered into two agreements with The Kraft Heinz Company (“KHC”) to terminate the licenses of certain KHC-owned brands used in our grocery business within our Europe region and to transfer to KHC inventory and certain other assets. During the third and fourth quarter, the first and second transactions closed. Also, on October 2, 2017, we completed the sale of one of our equity method investments. See Note 2, Divestitures and Acquisitions, for additional information. As the transactions were substantially completed as of September 30, 2017, we removed the historical results related to these transactions from our Organic Net Revenue and adjusted results for all periods presented.
(3)	We continue to have an ongoing interest in the legacy coffee business we deconsolidated in 2015 as part of the JDE coffee business transactions. For historical periods prior to the July 15, 2015 coffee business deconsolidation, we have reclassified any net revenue or operating income from the historical coffee business and include them where the coffee equity method investment earnings are presented within Adjusted EPS. As such, Organic Net Revenue and Adjusted Operating Income in all periods do not include the results of our legacy coffee businesses, which are shown within Adjusted EPS only.
(4)	Constant currency operating results are calculated by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.
(5)	Non-GAAP adjustments related to the 2014-2018 Restructuring Program reflect costs incurred that relate to the objectives of our program to transform our supply chain network and organizational structure. Costs that do not meet the program objectives are not reflected in the non-GAAP adjustments. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the 2012-2014 Restructuring Program.
(6)	During the third quarter of 2016, we began to exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency transaction derivatives from our non-GAAP earnings measures until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we made this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We also discontinued designating commodity and forecasted currency transaction derivatives for hedge accounting treatment. To facilitate comparisons of our underlying operating results, we have recast all historical non-GAAP earnings measures to exclude the mark-to-market impacts.
(7)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income following the deconsolidation of our coffee business. Refer to Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information.
(8)	During the first nine months of 2017, we recorded benefits from the settlement of a pre-acquisition Cadbury tax matter and from the reversal of tax liabilities in connection with the resolution of a Brazilian indirect tax matter. See Note 11, Commitments and Contingencies – Tax Matters.
(9)	We have excluded our proportionate share of our equity method investees’ unusual or infrequent items in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and unusual or infrequent items with them each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ unusual and infrequent items.

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

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016 (1)
	Emerging	Developed		Emerging	Developed
	Markets	Markets	Total	Markets	Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,445	$4,085	$6,530	$2,340	$4,056	$6,396
Impact of currency	4	(84)	(80)	–	–	–
Impact of acquisition	–	(20)	(20)	–	–	–
Impact of divestitures	–	(14)	(14)	(4)	(152)	(156)

Organic Net Revenue	$2,449	$3,967	$6,416	$2,336	$3,904	$6,240

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016 (2)
	Power	Non-Power		Power	Non-Power
	Brands	Brands	Total	Brands	Brands	Total
	(in millions)			(in millions)
Net Revenue	$4,771	$1,759	$6,530	$4,517	$1,879	$6,396
Impact of currency	(62)	(18)	(80)	–	–	–
Impact of acquisition	(20)	–	(20)	–	–	–
Impact of divestitures	–	(14)	(14)	–	(156)	(156)

Organic Net Revenue	$4,689	$1,727	$6,416	$4,517	$1,723	$6,240

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016 (1)
	Emerging	Developed		Emerging	Developed
	Markets	Markets	Total	Markets	Markets	Total
	(in millions)			(in millions)
Net Revenue	$7,151	$11,779	$18,930	$6,982	$12,171	$19,153
Impact of currency	12	123	135	–	–	–
Impact of acquisition	–	(50)	(50)	–	–	–
Impact of divestitures	–	(249)	(249)	(8)	(434)	(442)

Organic Net Revenue	$7,163	$11,603	$18,766	$6,974	$11,737	$18,711

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016 (2)
	Power	Non-Power		Power	Non-Power
	Brands	Brands	Total	Brands	Brands	Total
	(in millions)			(in millions)
Net Revenue	$13,784	$5,146	$18,930	$13,587	$5,566	$19,153
Impact of currency	63	72	135	–	–	–
Impact of acquisition	(50)	–	(50)	–	–	–
Impact of divestitures	–	(249)	(249)	–	(442)	(442)

Organic Net Revenue	$13,797	$4,969	$18,766	$13,587	$5,124	$18,711

(1)	As a result of the October 1, 2016 segment change described in Note 15, Segment Reporting, prior-year amounts were updated to reflect the new segment structure.
(2)	Each year we reevaluate our Power Brands and confirm the brands in which we will continue to make disproportionate investments. As such, we may make changes in our planned investments in primarily regional Power Brands following our annual review cycles. For 2017, we made limited changes to our list of regional Power Brands and as such, we reclassified 2016 Power Brand net revenues on a basis consistent with the current list of Power Brands.

Adjusted Operating Income:

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude 2014-2018 Restructuring Program costs; impairment charges related to intangible assets; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; incremental expenses related to the malware incident; acquisition integration costs; divestiture-related costs; the operating results of divestitures; net gain on divestitures; gain on sale of intangible assets and the benefits from the resolution of tax matters. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income, and evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in millions)

Operating Income	$1,181	$702	$479	68.2%
2014-2018 Restructuring Program costs (1)	175	301	(126)
Intangible asset impairment charges (2)	71	4	67
Mark-to-market (gains)/losses from derivatives (3)	(28)	12	(40)
Malware incident incremental expenses	47	–	47
Acquisition integration costs (4)	1	–	1
Operating income from divestitures (5)	(4)	(37)	33
Gain on divestiture (5)	(187)	–	(187)
Gain on sale of intangible assets (6)	–	(7)	7
Benefits from resolution of tax matters (7)	(155)	–	(155)
Other/rounding	(1)	(1)	–

Adjusted Operating Income	$1,100	$974	$126	12.9%
Impact of favorable currency	(20)	–	(20)

Adjusted Operating Income (constant currency)	$1,080	$974	$106	10.9%

	For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in millions)

Operating Income	$2,662	$2,062	$600	29.1%
2014-2018 Restructuring Program costs (1)	597	766	(169)
Intangible asset impairment charges (2)	109	30	79
Mark-to-market losses from derivatives (3)	69	49	20
Malware incident incremental expenses	54	–	54
Acquisition integration costs (4)	2	6	(4)
Divestiture-related costs (5)	23	84	(61)
Operating income from divestitures (5)	(55)	(99)	44
Net gain on divestitures (5)	(184)	–	(184)
Gain on sale of intangible assets (6)	–	(13)	13
Benefits from resolution of tax matters (7)	(201)	–	(201)
Other/rounding	(1)	(2)	1

Adjusted Operating Income	$3,075	$2,883	$192	6.7%
Impact of unfavorable currency	53	–	53

Adjusted Operating Income (constant currency)	$3,128	$2,883	$245	8.5%

(1)	Refer to Note 6, 2014-2018 Restructuring Program, for more information.
(2)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on trademark impairments.
(3)	Refer to Note 8, Financial Instruments, Note 15, Segment Reporting, and Non-GAAP Financial Measures appearing earlier in this section for more information on these unrealized losses/gains on commodity and forecasted currency transaction derivatives.
(4)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for information on the acquisition of a biscuit business in Vietnam.

(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2017 sales of a confectionery business in France, a grocery business in Australia and New Zealand, and certain licenses of KHC-owned brands used in our grocery business within our Europe region. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the 2016 sale of a confectionery business in Costa Rica.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 intangible asset sale in Finland.
(7)	Refer to Note 11, Commitments and Contingencies – Tax Matters, for more information on the settlement of a pre-acquisition Cadbury tax matter and the reversal of tax liabilities in connection with the resolution of a Brazilian indirect tax matter.

Adjusted EPS:

Applying the definition of “Adjusted EPS”(1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude 2014-2018 Restructuring Program costs; impairment charges related to intangible assets; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; incremental expenses related to the malware incident; acquisition integration costs; divestiture-related costs; net earnings from divestitures; net gain on divestitures; the benefits from the resolution of tax matters; loss on interest rate swaps; loss on debt extinguishment; gain on the equity method investment exchange and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended September 30,
	2017	2016	$ Change	% Change

Diluted EPS attributable to Mondelēz International	$0.65	$0.35	$0.30	85.7%
2014-2018 Restructuring Program costs (2)	0.08	0.14	(0.06)
Intangible asset impairment charges (2)	0.04	–	0.04
Mark-to-market (gains)/losses from derivatives (2)	(0.02)	–	(0.02)
Malware incident incremental expenses	0.02	–	0.02
Divestiture-related costs (2)	0.01	–	0.01
Net earnings from divestitures (2)	–	(0.02)	0.02
Gain on divestiture (2)	(0.12)	–	(0.12)
Benefits from resolution of tax matters (2)	(0.09)	–	(0.09)
Equity method investee acquisition-related and other adjustments (3)	–	0.03	(0.03)

Adjusted EPS	$0.57	$0.50	$0.07	14.0%
Impact of favorable currency	(0.01)	–	(0.01)

Adjusted EPS (constant currency)	$0.56	$0.50	$0.06	12.0%

	For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change

Diluted EPS attributable to Mondelēz International	$1.38	$0.99	$0.39	39.4%
2014-2018 Restructuring Program costs (2)	0.29	0.36	(0.07)
Intangible asset impairment charges (2)	0.05	0.01	0.04
Mark-to-market losses from derivatives (2)	0.04	0.03	0.01
Malware incident incremental expenses	0.02	–	0.02
Divestiture-related costs (2)	0.02	0.04	(0.02)
Net earnings from divestitures (2)	(0.03)	(0.05)	0.02
Net gain on divestitures (2)	(0.11)	–	(0.11)
Acquisition integration costs (2)	–	–	–
Benefits from resolution of tax matters (2)	(0.13)	–	(0.13)
Loss related to interest rate swaps (4)	–	0.04	(0.04)
Loss on debt extinguishment (5)	0.01	–	0.01
Gain on equity method investment exchange (6)	–	(0.03)	0.03
Equity method investee acquisition-related and other adjustments (3)	0.03	0.03	–

Adjusted EPS	$1.57	$1.42	$0.15	10.6%
Impact of unfavorable currency	0.02	–	0.02

Adjusted EPS (constant currency)	$1.59	$1.42	$0.17	12.0%

(1)	The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•	For the three months ended September 30, 2017, taxes on the: 2014-2018 Restructuring Program costs were $(49) million, intangible asset impairment charges were $(16) million, mark-to-market gains from derivatives were $3 million, malware incident incremental expenses were $(15) million, net earnings from divestitures were $(1) million, divestiture-related costs were $18 million, net gain on divestitures were $8 million, benefits from resolution of tax matters were $72 million and equity method investee adjustments were $(2) million.
•	For the three months ended September 30, 2016, taxes on the: 2014-2018 Restructuring Program costs were $(82) million, mark-to-market losses from derivatives were $(4) million, net earnings from divestitures were $11 million, and equity method investee adjustments were $(4) million.
•	For the nine months ended September 30, 2017, taxes on the: 2014-2018 Restructuring Program costs were $(155) million, intangible asset impairment charges were $(30) million, malware incident incremental expenses were $(17) million, net earnings from divestitures were $13 million, divestiture-related costs were $13 million, net gain on divestitures were $12 million, benefits from resolution of tax matters were $72 million, loss on debt extinguishment were $(4) million, and equity method investee adjustments were $(8) million.
•	For the nine months ended September 30, 2016, taxes for the: 2014-2018 Restructuring Program costs were $(199) million, intangible asset impairment charges were $(8) million, mark-to-market losses from derivatives were $(6) million, divestiture-related costs were $(20) million, net earnings from divestitures were $26 million, loss related to interest rate swaps were $(35) million, gain on equity method investment exchange were $2 million and equity method investee adjustments were $(5) million.
(2)	See the Adjusted Operating Income table above and the related footnotes for more information.
(3)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.
(4)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the first quarter of 2016 due to changes in financing and hedging plans.
(5)	Refer to Note 7, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt discharge.
(6)	Refer to Note 2, Divestitures and Acquisitions – Keurig Transaction, for more information on the 2016 acquisition of an interest in Keurig.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the nine months ended September 30, 2017. For additional information on highly inflationary country currencies and the impact of currency policies and recent currency volatility on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. Our weighted-average interest rate on total debt was 2.0% as of September 30, 2017 and 2.2% as of December 31, 2016. For more information on our 2017 debt activity, see Note 7, Debt and Borrowing Arrangements.

There were no significant changes in the types of derivative instruments we use to hedge our exposures between December 31, 2016 and September 30, 2017. See Note 8, Financial Instruments, for more information on our 2017 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2017. During the quarter, due to the malware incident, we supplemented or temporarily replaced some of our normal control procedures in order to maintain our existing IT and financial controls over financial reporting. Additionally, we continued to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. We continued to transition some of our transactional data processing as well as financial and local tax reporting for a number of countries across all regions to three outsourced partners. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2017 was:

	Issuer Purchases of Equity Securities
			Total Number of
	Total		Shares Purchased	Approximate Dollar Value
	Number	Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under the
Period	Purchased (1)	per Share (1)	or Programs (2)	Plans or Programs (2)

July 1-31, 2017	3,475,099	$43.22	3,471,070	$1,585,235,871
August 1-31, 2017	8,577,563	42.78	8,569,093	1,218,677,932
September 1-30, 2017	4,685,783	40.62	4,677,115	1,028,685,599

For the Quarter Ended September 30, 2017	16,738,445	42.27	16,717,278

(1)	The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 4,029 shares, 8,470 shares and 8,668 shares for the fiscal months of July, August and September 2017, respectively.
(2)	Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. See related information in Note 10, Stock Plans.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Offer of Employment Letter, between the Registrant and Dirk Van de Put, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2017). +

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

+    Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN T. GLADDEN
Brian T. Gladden
Executive Vice President and
Chief Financial Officer

October 31, 2017