Form 10-Q
period 2018-03-31
Mondelez International, Inc.
filed 2018-05-02
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

At April 27, 2018, there were 1,475,068,042 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net revenues	$6,765	$6,414
Cost of sales	3,916	3,896
Gross profit	2,849	2,518
Selling, general and administrative expenses	1,527	1,483
Asset impairment and exit costs	54	166
Amortization of intangibles	44	44
Operating income	1,224	825
Benefit plan non-service income	(13)	(15)
Interest and other expense, net	80	119
Earnings before income taxes	1,157	721
Provision for income taxes	(307)	(154)
Equity method investment net earnings	94	66
Net earnings	944	633
Noncontrolling interest earnings	(6)	(3)
Net earnings attributable to Mondelēz International	$938	$630
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.63	$0.41
Diluted earnings per share attributable to Mondelēz International	$0.62	$0.41
Dividends declared	$0.22	$0.19

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net earnings	$944	$633
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	207	543
Pension and other benefit plans	(6)	1
Derivative cash flow hedges	(46)	18
Total other comprehensive earnings/(losses)	155	562
Comprehensive earnings	1,099	1,195
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	21	7
Comprehensive earnings attributable to Mondelēz International	$1,078	$1,188

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$1,130	$761
Trade receivables (net of allowances of $49 at March 31, 2018 and $50 at December 31, 2017)	3,113	2,691
Other receivables (net of allowances of $83 at March 31, 2018 and $98 at December 31, 2017)	841	835
Inventories, net	2,620	2,557
Other current assets	666	676
Total current assets	8,370	7,520
Property, plant and equipment, net	8,792	8,677
Goodwill	21,301	21,085
Intangible assets, net	18,810	18,639
Prepaid pension assets	160	158
Deferred income taxes	301	319
Equity method investments	6,347	6,345
Other assets	422	366
TOTAL ASSETS	$64,503	$63,109
LIABILITIES
Short-term borrowings	$4,779	$3,517
Current portion of long-term debt	829	1,163
Accounts payable	5,727	5,705
Accrued marketing	1,847	1,728
Accrued employment costs	617	721
Other current liabilities	2,999	2,959
Total current liabilities	16,798	15,793
Long-term debt	13,180	12,972
Deferred income taxes	3,419	3,376
Accrued pension costs	1,548	1,669
Accrued postretirement health care costs	419	419
Other liabilities	2,589	2,689
TOTAL LIABILITIES	37,953	36,918
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at March 31, 2018 and December 31, 2017)	—	—
Additional paid-in capital	31,876	31,915
Retained earnings	23,315	22,749
Accumulated other comprehensive losses	(9,858)	(9,998)
Treasury stock, at cost (515,208,245 shares at March 31, 2018 and 508,401,694 shares at December 31, 2017)	(18,881)	(18,555)
Total Mondelēz International Shareholders’ Equity	26,452	26,111
Noncontrolling interest	98	80
TOTAL EQUITY	26,550	26,191
TOTAL LIABILITIES AND EQUITY	$64,503	$63,109
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest*	Total Equity
Balances at January 1, 2017	$—	$31,847	$21,149	$(11,122)	$(16,713)	$54	$25,215
Comprehensive earnings/(losses):
Net earnings	—	—	2,922	—	—	14	2,936
Other comprehensive earnings/(losses), net of income taxes	—	—	—	1,124	—	28	1,152
Exercise of stock options and issuance of other stock awards	—	68	(83)	—	360	—	345
Common Stock repurchased	—	—	—	—	(2,202)	—	(2,202)
Cash dividends declared ($0.82 per share)	—	—	(1,239)	—	—	—	(1,239)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(16)	(16)
Balances at December 31, 2017	$—	$31,915	$22,749	$(9,998)	$(18,555)	$80	$26,191
Comprehensive earnings/(losses):
Net earnings	—	—	938	—	—	6	944
Other comprehensive earnings/(losses), net of income taxes	—	—	—	140	—	15	155
Exercise of stock options and issuance of other stock awards	—	(39)	(51)	—	174	—	84
Common Stock repurchased	—	—	—	—	(500)	—	(500)
Cash dividends declared ($0.22 per share)	—	—	(327)	—	—	—	(327)
Dividends paid on noncontrolling interest and other activities	—	—	6	—	—	(3)	3
Balances at March 31, 2018	$—	$31,876	$23,315	$(9,858)	$(18,881)	$98	$26,550

*
Noncontrolling interest as of March 31, 2017 was $61 million, as compared to $54 million as of January 1, 2017. The change of $7 million during the three months ended March 31, 2017 was due to $4 million of other comprehensive earnings, net of taxes, and $3 million of net earnings.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$944	$633
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	207	200
Stock-based compensation expense	28	39
U.S. tax reform transition tax	94	—
Deferred income tax provision	47	13
Asset impairments and accelerated depreciation	28	80
Equity method investment net earnings	(94)	(66)
Distributions from equity method investments	143	122
Other non-cash items, net	(14)	43
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(413)	(454)
Inventories, net	(38)	(95)
Accounts payable	(144)	(443)
Other current assets	46	126
Other current liabilities	(317)	(478)
Change in pension and postretirement assets and liabilities, net	(110)	(277)
Net cash provided by/(used in) operating activities	407	(557)
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(284)	(306)
Proceeds from sale of property, plant and equipment and other assets	10	19
Net cash used in investing activities	(274)	(287)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	686	626
Repayments of commercial paper, maturities greater than 90 days	(433)	(513)
Net issuances of other short-term borrowings	1,016	1,587
Long-term debt proceeds	463	350
Long-term debt repaid	(738)	(979)
Repurchase of Common Stock	(527)	(461)
Dividends paid	(330)	(292)
Other	92	60
Net cash provided by financing activities	229	378
Effect of exchange rate changes on cash and cash equivalents	7	32
Cash and cash equivalents:
Increase/(decrease)	369	(434)
Balance at beginning of period	761	1,741
Balance at end of period	$1,130	$1,307

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation:
The condensed consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries, except our Venezuelan subsidiaries. As of the close of the 2015 fiscal year, we deconsolidated and fully impaired our investment in our Venezuelan operations. As such, for all periods presented, we have excluded the results of operations, financial position and cash flows of our Venezuelan subsidiaries from our condensed consolidated financial statements. We account for investments over which we exercise significant influence under the equity method of accounting. Investments over which we do not have significant influence or control are not material and are carried at cost as there is no readily determinable fair value for the equity interests.

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

Highly inflationary accounting is triggered when a country’s three-year cumulative inflation rate exceeds 100%. It requires the remeasurement of financial statements of subsidiaries in the country, from the functional currency of the subsidiary to our U.S. dollar reporting currency, with currency remeasurement gains or losses recorded in earnings. As of March 31, 2018, none of our consolidated subsidiaries were subject to highly inflationary accounting.

Argentina. We continue to closely monitor inflation and the potential for the economy to become highly inflationary for accounting purposes. As of March 31, 2018, the Argentinian economy was not designated as highly inflationary. At this time, we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings. Our Argentinian operations contributed $136 million, or 2.0% of consolidated net revenues in the three months ended March 31, 2018, and our Argentinian operations had a net monetary liability position as of March 31, 2018.

Other Countries. Since we sell in approximately 160 countries and have operations in over 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have recently experienced periods of significant economic uncertainty and exchange rate volatility, including Brazil, China, Mexico, Russia, United Kingdom (Brexit), Ukraine, Turkey, Egypt, Nigeria and South Africa. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not anticipate a risk to our operating results from changing to highly inflationary accounting in these countries.

Revenue Recognition:
We predominantly sell food and beverage products across several product categories and in all regions as detailed in Note 16, Segment Reporting. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery or shipment of the products. A small percentage of our net revenues relates to the licensing of our intellectual property, predominantly brand and trade names, and we record these revenues over the license term. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Any taxes collected on behalf of government authorities are excluded from net revenues.

Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, we do not capitalize contract inception costs and we capitalize product fulfillment costs in accordance with U.S. GAAP and our inventory policies. We generally do not have any unbilled receivables at the end of a period. Deferred revenues are not material and primarily include customer advance payments typically collected a few days before product delivery, at which time deferred revenues are reclassified and recorded as net revenues. We generally do not receive noncash consideration for the sale of goods nor do we grant payment financing terms greater than one year.

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible short-term trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $886 million as of March 31, 2018 and $843 million as of December 31, 2017. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

New Accounting Pronouncements:
In February 2018, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 enactment of U.S. tax reform legislation. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements.

In August 2017, the FASB issued an ASU to better align hedge accounting with an entity’s risk management activities and improve disclosures surrounding hedging. For cash flow and net investment hedges as of the adoption date, the ASU requires a modified retrospective transition approach. Presentation and disclosure requirements related to this ASU are required prospectively. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted the standard as of January 1, 2018 and there was no material impact to our consolidated financial statements upon adoption. Refer to Note 9, Financial Instruments, for additional information.

In May 2017, the FASB issued an ASU to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The ASU is applied prospectively to awards that are modified on or after the adoption date. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard on January 1, 2018 and there was no material impact to our consolidated financial statements upon adoption.

In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The standard requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount and location where the net benefit cost is recorded in the income statement or capitalized in assets. The standard is to be applied on a retrospective basis for the change in presentation in the income statement and prospectively for the change in presentation on the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard on January 1, 2018 using a retrospective approach for all periods presented. As a result of this adoption, we have disaggregated the components of our net periodic pension and postretirement benefit costs and moved components other than service costs to a new line item, benefit plan non-service income, located below operating income. For the three months ended March 31, 2017, $15 million of benefit plan non-service income was reclassified from operating income ($7 million from cost of sales and $8 million from selling, general and administrative expenses) to benefit plan non-service income.

In January 2017, the FASB issued an ASU that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business may affect many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard on January 1, 2018 and there was no material impact to our consolidated financial statements upon adoption.

In November 2016, the FASB issued an ASU that requires the change in restricted cash or cash equivalents to be included with other changes in cash and cash equivalents in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard on January 1, 2018 and there was no material impact to our consolidated financial statements upon adoption.

In October 2016, the FASB issued an ASU that requires the recognition of tax consequences of intercompany asset transfers other than inventory when the transfer occurs and removes the exception to postpone recognition until the asset has been sold to an outside party. The standard is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard on January 1, 2018 and recorded an immaterial cumulative-effect adjustment to retained earnings upon adoption.

In August 2016, the FASB issued an ASU to provide guidance on eight specific cash flow classification issues and reduce diversity in practice in how some cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard on January 1, 2018 and there was no material impact to our consolidated financial statements upon adoption.

In February 2016, the FASB issued an ASU on lease accounting. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the statement of earnings, lessees will classify leases as either operating (resulting in straight-line expense) or financing (resulting in a front-loaded expense pattern). The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We anticipate adopting the new standard on January 1, 2019. We continue to make progress in our due diligence and assessment of the impact of the new standard across our operations and on our consolidated financial statements, which will consist primarily of recording lease assets and liabilities on our balance sheet for our operating leases.

In January 2016, the FASB issued an ASU that provides updated guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. The standard requires that equity investments (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) be measured at fair value, with changes in fair value recognized in net income. The standard also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017. We adopted this standard on January 1, 2018 and there was no material impact to our consolidated financial statements upon adoption.

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of control over promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In 2016 and 2017, the FASB issued several ASUs that clarified principal versus agent (gross versus net) revenue presentation considerations, confirmed the accounting for certain prepaid stored-value products and clarified the guidance for identifying performance obligations within a contract, the accounting for licenses and partial sales of nonfinancial assets. The FASB also issued two ASUs providing technical corrections, narrow scope exceptions and practical expedients to clarify and improve the implementation of the new revenue recognition guidance. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). We adopted the new standard on January 1, 2018 on a full retrospective basis. There was no material financial impact from adopting the new revenue standards in any of the historical periods presented. Refer to the Revenue Recognition section above and Note 16, Segment Reporting, for additional information.

Note 2. Divestitures and Acquisitions

On December 28, 2017, we completed the sale of a confectionery business in Japan. We received cash proceeds of ¥2.8 billion ($24 million as of December 28, 2017) and recorded an immaterial pre-tax loss on the divestiture within our AMEA segment.

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

On July 4, 2017, we completed the sale of most of our grocery business in Australia and New Zealand to Bega Cheese Limited for $456 million Australian dollars ($347 million as of July 4, 2017). We divested $27 million of current assets, $135 million of non-current assets and $4 million of current liabilities based on the July 4, 2017 exchange rate. We recorded a pre-tax gain of $247 million Australian dollars ($187 million as of July 4, 2017) on the sale. During the third and fourth quarters of 2017, we also recorded divestiture-related costs of $2 million and a foreign currency hedge loss of $3 million. In the fourth quarter of 2017, we recorded a final $3 million inventory-related working capital adjustment, increasing the pre-tax gain to $190 million in 2017.

On April 28, 2017, we completed the sale of several manufacturing facilities in France and the sale or license of several local confectionery brands. We received cash of approximately €157 million ($169 million as of April 28, 2017), net of cash divested with the businesses. On April 28, 2017, we divested $44 million of current assets, $155 million of non-current assets, $8 million of current liabilities and $22 million of non-current liabilities based on the April 28, 2017 exchange rate. During the three months ended March 31, 2018, we reversed $3 million of accrued expenses no longer required. We incurred $18 million of divestiture-related costs in the three months ended March 31, 2017. We recorded a $3 million loss on the sale during the three months ended June 30, 2017. Divestiture-related costs were recorded within cost of sales and selling, general and administrative expenses primarily within our Europe segment. In prior periods, we recorded a $5 million impairment charge in May 2016 for a candy trademark to reduce the overall net assets to the estimated net sales proceeds after transaction costs. On March 31, 2016, we recorded a $14 million impairment charge for another gum & candy trademark as a portion of its carrying value would not be recoverable based on future cash flows expected under a planned license agreement with the buyer.

Note 3. Inventories

Inventories consisted of the following:

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Raw materials	$736	$711
Finished product	2,005	1,975
	2,741	2,686
Inventory reserves	(121)	(129)
Inventories, net	$2,620	$2,557

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Land and land improvements	$457	$458
Buildings and building improvements	3,086	2,979
Machinery and equipment	11,402	11,195
Construction in progress	998	1,048
	15,943	15,680
Accumulated depreciation	(7,151)	(7,003)
Property, plant and equipment, net	$8,792	$8,677

For the three months ended March 31, 2018, capital expenditures of $284 million excluded $252 million of accrued capital expenditures remaining unpaid at March 31, 2018 and included payment for a portion of the $357 million of capital expenditures that were accrued and unpaid at December 31, 2017. For the three months ended March 31, 2017, capital expenditures of $306 million excluded $186 million of accrued capital expenditures remaining unpaid at March 31, 2017 and included payment for a portion of the $343 million of capital expenditures that were accrued and unpaid at December 31, 2016.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) of $23 million in the three months ended March 31, 2018 and $71 million in the three months ended March 31, 2017 (see Note 7, 2014-2018 Restructuring Program). These charges related to property, plant and equipment were recorded in the condensed consolidated statements of earnings within asset impairment and exit costs and in the segment results as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Latin America	$8	$6
AMEA	4	12
Europe	5	37
North America	6	15
Corporate	—	1
Non-cash property, plant and equipment write-downs	$23	$71

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Latin America	$924	$901
AMEA	3,391	3,371
Europe	8,072	7,880
North America	8,914	8,933
Goodwill	$21,301	$21,085

Intangible assets consisted of the following:

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Non-amortizable intangible assets	$17,868	$17,671
Amortizable intangible assets	2,426	2,386
	20,294	20,057
Accumulated amortization	(1,484)	(1,418)
Intangible assets, net	$18,810	$18,639

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

Amortization expense for intangible assets was $44 million for the three months ended March 31, 2018 and March 31, 2017. For the next five years, we currently estimate annual amortization expense of approximately $178 million for the next three years and approximately $87 million in years four and five (reflecting March 31, 2018 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2018	$21,085	$20,057
Currency/other	216	237
Balance at March 31, 2018	$21,301	$20,294

During our 2017 annual testing of non-amortizable intangible assets, we recorded $70 million of impairment charges in the third quarter of 2017 related to five trademarks recorded across all regions. During that annual review, we identified thirteen brands, including the five impaired trademarks, with $980 million of aggregate book value as of March 31, 2018 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to continue to not be impaired, but if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Note 6. Equity Method Investments

Our investments accounted for under the equity method of accounting totaled $6,347 million as of March 31, 2018 and $6,345 million as of December 31, 2017. Our largest investments are in Jacobs Douwe Egberts (“JDE”) and Keurig Green Mountain, Inc. (“Keurig”).

JDE:
As of March 31, 2018, we held a 26.5% voting interest, a 26.4% ownership interest and a 26.2% profit and dividend sharing interest in JDE. We recorded JDE equity earnings of $46 million and received cash dividends of $73 million in the first quarter of 2018. In the first quarter of 2017, we recorded JDE equity earnings of $18 million and received cash dividends of $49 million.

Keurig:
As of March 31, 2018, we held a 24.2% ownership interest in Keurig. We recorded Keurig equity earnings of $16 million and shareholder loan interest income of $6 million and we received dividends of $3 million in the first quarter of 2018. In the first quarter of 2017, we recorded Keurig equity earnings of $14 million and shareholder loan interest income of $6 million and we received $12 million of interest payments on the shareholder loan and $4 million of dividends.

Planned Keurig Dr Pepper Transaction:
On January 29, 2018, Keurig announced that it had entered into a definitive merger agreement with Dr Pepper Snapple Group, Inc. to form Keurig Dr Pepper Inc. ("Keurig Dr Pepper"), contingent upon the successful satisfaction of certain regulatory requirements. Following the close of the merger in mid-2018, we expect our ownership in Keurig Dr Pepper to be 13% -14%. As we will continue to have significant influence over the merged entity, we will account for this investment under the equity method as we have for Keurig, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. We will have the right to nominate two directors to the board of Keurig Dr Pepper and will have certain governance rights over Keurig Dr Pepper following the transaction.

Note 7. 2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a $600 million reallocation between restructuring program cash costs and capital expenditures so that now the $5.7 billion program consists of approximately $4.1 billion of restructuring program costs ($3.1 billion cash costs and $1 billion non-cash costs) and up to $1.6 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $3.4 billion related to the 2014-2018 Restructuring Program. We expect to incur the full $4.1 billion of program charges by year-end 2018.

Restructuring Costs:
We recorded restructuring charges of $52 million in the three months ended March 31, 2018 and $157 million in the three months ended March 31, 2017 within asset impairment and exit costs. The 2014-2018 Restructuring Program liability activity for the three months ended March 31, 2018 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2018	$464	$—	$464
Charges	28	24	52
Cash spent	(79)	—	(79)
Non-cash settlements/adjustments	(1)	(24)	(25)
Currency	4	—	4
Liability balance, March 31, 2018	$416	$—	$416

We spent $79 million in the three months ended March 31, 2018 and $84 million in the three months ended March 31, 2017 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $25 million in the three months ended March 31, 2018 and $72 million in the three months ended March 31, 2017. At March 31, 2018, $372 million of our net restructuring liability was recorded within other current liabilities and $44 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $62 million in the three months ended March 31, 2018 and $54 million in the three months ended March 31, 2017. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:
During the three months ended March 31, 2018 and March 31, 2017, and since inception of the 2014-2018 Restructuring Program, we recorded restructuring and implementation costs within operating income by segment as follows:

	Latin America	AMEA	Europe	North America (1)	Corporate (2)	Total
	(in millions)
For the Three Months Ended March 31, 2018
Restructuring Costs	$24	$6	$7	$12	$3	$52
Implementation Costs	15	12	16	17	2	62
Total	$39	$18	$23	$29	$5	$114
For the Three Months Ended March 31, 2017
Restructuring Costs	$24	$27	$69	$38	$(1)	$157
Implementation Costs	9	8	12	13	12	54
Total	$33	$35	$81	$51	$11	$211
Total Project 2014-2018 (3)
Restructuring Costs	$454	$454	$851	$460	$67	$2,286
Implementation Costs	167	141	288	270	223	1,089
Total	$621	$595	$1,139	$730	$290	$3,375

(1)
During 2018 and 2017, our North America region implementation costs included incremental costs that we incurred related to renegotiating collective bargaining agreements that expired in February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.

(2)	Includes adjustment for rounding.

(3)	Includes all charges recorded since program inception on May 6, 2014 through March 31, 2018.

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2018		As of December 31, 2017
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$4,459	2.2%	$3,410	1.7%
Bank loans	320	12.9%	107	11.5%
Total short-term borrowings	$4,779		$3,517

As of March 31, 2018, commercial paper issued and outstanding had between 2 and 118 days remaining to maturity. Commercial paper borrowings increased since year end primarily as a result of issuances to finance the payment of long-term debt maturities, dividend payments and share repurchases during the year.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.8 billion at March 31, 2018 and $2.0 billion at December 31, 2017. Borrowings on these lines were $320 million at March 31, 2018 and $107 million at December 31, 2017.

Borrowing Arrangements:
On April 2, 2018, in connection with the tender offer described below, we entered into a $2.0 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on April 1, 2019. The agreement includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. On April 17, 2018, we borrowed $714 million on this facility to fund the debt tender described below and availability under the facility was reduced to match the borrowed amount.

On February 28, 2018, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 27, 2019. The agreement replaces our previous credit agreement that matured on February 28, 2018 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of March 31, 2018, no amounts were drawn on the facility.

We also maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. On October 14, 2016, the revolving credit agreement, which was scheduled to expire on October 11, 2018, was extended through October 11, 2021. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses) and the cumulative effects of any changes in accounting principles. At March 31, 2018, we complied with this covenant as our shareholders’ equity, as defined by the covenant, was $36.3 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of March 31, 2018, no amounts were drawn on the facility.

Long-Term Debt:
On April 17, 2018, we completed a cash tender offer and retired $570 million of the long-term U.S. dollar debt consisting of:

•	$241 million of our 6.500% notes due in February 2040

•	$97.6 million of our 5.375% notes due in February 2020

•	$75.8 million of our 6.500% notes due in November 2031

•	$72.1 million of our 6.875% notes due in February 2038

•	$42.6 million of our 6.125% notes due in August 2018

•	$29.3 million of our 6.875% notes due in January 2039

•	$11.7 million of our 7.000% notes due in August 2037

We financed the repurchase of the notes, including the payment of accrued interest and other costs incurred, from the $2.0 billion revolving credit agreement entered into on April 2, 2018. The related loss on debt extinguishment and related expenses will be finalized in the second quarter of 2018.

On March 2, 2018, we launched an offering of C$600 million of 3.250% Canadian-dollar denominated notes that mature on March 7, 2025. On March 7, 2018, we received C$595 million (or $461 million) of proceeds, net of discounts and underwriting fees, to be used for general corporate purposes. We recorded approximately $4 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On February 1, 2018, $478 million of our 6.125% U.S. dollar notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

On January 26, 2018, fr250 million (or $260 million) of our 0.080% Swiss franc notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

Our weighted-average interest rate on our total debt was 2.3% as of March 31, 2018, 2.1% as of December 31, 2017 and 2.2% as of December 31, 2016.

Fair Value of Our Debt:
The fair value of our short-term borrowings at March 31, 2018 and December 31, 2017 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At March 31, 2018, the aggregate fair value of our total debt was $19,337 million and its carrying value was $18,788 million. At December 31, 2017, the aggregate fair value of our total debt was $18,354 million and its carrying value was $17,652 million.

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Interest expense, debt	$102	$103
Gain related to interest rate swaps	(14)	—
Other (income)/expense, net	(8)	16
Interest and other expense, net	$80	$119

See Note 9, Financial Instruments, for information on the gain related to interest rate swaps during the first quarter of 2018.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2018		As of December 31, 2017
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$29	$686	$15	$509
Net investment hedge contracts	45	55	—	—
	$74	$741	$15	$509
Derivatives not designated as accounting hedges:
Currency exchange contracts	$65	$63	$65	$76
Commodity contracts	192	129	84	229
Interest rate contracts	8	5	15	11
	$265	$197	$164	$316
Total fair value	$339	$938	$179	$825

Derivatives designated as accounting hedges include cash flow, fair value and net investment hedge contracts. Derivatives not designated as accounting hedges include our economic hedges. Non-U.S. dollar denominated debt, designated as a hedge of our net investments in non-U.S. operations, is not reflected in the table above, but is included in long-term debt summarized in Note 8, Debt and Borrowing Arrangements. We record derivative assets and liabilities on a gross basis on our condensed consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of March 31, 2018
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$2	$—	$2	$—
Commodity contracts	63	15	48	—
Interest rate contracts	(654)	—	(654)	—
Net investment hedge contracts	(10)	—	(10)	—
Total derivatives	$(599)	$15	$(614)	$—

	As of December 31, 2017
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$(11)	$—	$(11)	$—
Commodity contracts	(145)	(138)	(7)	—
Interest rate contracts	(490)	—	(490)	—
Total derivatives	$(646)	$(138)	$(508)	$—

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $38 million as of March 31, 2018 and $171 million as of December 31, 2017 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net asset position, our counterparties would owe us a total of $30 million as of March 31, 2018 and $34 million as of December 31, 2017. As of March 31, 2018, we would have owed $15 million for derivatives we have in a net liability position and as of December 31, 2017, we had no derivatives in a net liability position.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:
The net notional values of our hedging instruments were:

	Notional Amount
	As of March 31, 2018	As of December 31, 2017
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$4,279	$7,089
Forecasted transactions	2,243	2,213
Commodity contracts	956	1,204
Interest rate contracts	7,477	6,532
Net investment hedge contracts	6,608	—
Net investment hedge debt:
Euro notes	3,777	3,679
British pound sterling notes	476	459
Swiss franc notes	1,468	1,694
Canadian dollar notes	465	—

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Accumulated (loss)/gain at beginning of period	$(113)	$(121)
Transfer of realized (gains)/losses in fair value to earnings	(14)	7
Unrealized gain/(loss) in fair value	(32)	11
Accumulated (loss)/gain at end of period	$(159)	$(103)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Commodity contracts	$—	$(7)
Interest rate contracts	14	—
Total	$14	$(7)

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$(6)
Commodity contracts	—	(1)
Interest rate contracts	(32)	18
Total	$(32)	$11

During the three months ended March 31, 2018, we recognized a gain of $14 million in interest and other expense, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in:

•	cost of sales for currency exchange contracts related to forecasted transactions;

•	cost of sales for commodity contracts; and

•	interest and other expense, net for interest rate contracts and currency exchange contracts related to intercompany loans.

Based on current market conditions, we would expect to transfer losses of less than $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of March 31, 2018, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 5 years and 7 months.

Fair Value Hedges:
Pre-tax gains/(losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Borrowings	$1	$4
Derivatives	(1)	(4)
Total	$—	$—

The carrying amount of our hedged fixed interest rate debt is detailed below and is recorded in the current portion of long-term debt as this debt will mature during the third quarter of 2018.

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Notional value of borrowings (and related derivatives)	$(322)	$(801)
Cumulative fair value hedging adjustments	(1)	—
Carrying amount of borrowings	$(323)	$(801)

Hedges of Net Investments in International Operations:
Beginning in the first quarter of 2018, we entered into cross-currency interest rate swaps and forwards with an aggregate notional value of $6.6 billion to hedge certain of our investments in our non-U.S. operations against adverse movements in exchange rates. The after-tax loss on these net investment hedge contracts was recorded in the cumulative translation adjustment section of other comprehensive income and was $11 million for the three months ended March 31, 2018. There were no after-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings this quarter. We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings. Amounts excluded from the assessment of hedge effectiveness were $17 million for the three months ended March 31, 2018 and were recorded in interest and other expense, net.

After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Euro notes	$(75)	$(29)
British pound sterling notes	(13)	(5)
Swiss franc notes	(26)	(15)
Canadian notes	(2)	—

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,		Location of Gain/(Loss) Recognized in Earnings
	2018	2017
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$7	$2	Interest and other expense, net
Forecasted transactions	(7)	(17)	Cost of sales
Forecasted transactions	(5)	(2)	Interest and other expense, net
Forecasted transactions	(3)	(1)	Selling, general and administrative expenses
Commodity contracts	149	(62)	Cost of sales
Total	$141	$(80)

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Service cost	$12	$12	$38	$39
Interest cost	15	15	52	48
Expected return on plan assets	(22)	(25)	(117)	(104)
Amortization:
Net loss from experience differences	11	8	42	41
Prior service cost/(benefit)	1	1	—	(1)
Settlement losses and other expenses	7	3	—	1
Net periodic pension cost	$24	$14	$15	$24

For retired employees who elected lump-sum payments in our U.S. plans, we recorded net settlement losses of $7 million for the three months ended March 31, 2018 and $3 million for the three months ended March 31, 2017.

Employer Contributions:
During the three months ended March 31, 2018, we contributed $1 million to our U.S. pension plans and $143 million to our non-U.S. pension plans, including $107 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of March 31, 2018, over the remainder of 2018, we plan to make further contributions of approximately $38 million to our U.S. plans and approximately $158 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net periodic postretirement health care benefit consisted of the following:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Service cost	$2	$2
Interest cost	4	4
Amortization:
Net loss from experience differences	4	3
Prior service credit (1)	(10)	(10)
Net periodic postretirement health care benefit	$—	$(1)

(1)
For the three months ended March 31, 2018 and March 31, 2017, amortization of prior service credit included an $8 million gain related to a change in the eligibility requirement and a change in benefits to Medicare-eligible participants.

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Service cost	$2	$1
Interest cost	1	1
Amortization of net gains	(1)	(1)
Net periodic postemployment cost	$2	$1

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2018	48,434,655	$29.92	5 years	$626	million
Annual grant to eligible employees	5,666,530	43.51
Additional options issued	10,820	43.92
Total options granted	5,677,350	43.51
Options exercised (1)	(3,520,671)	24.92		$68	million
Options canceled	(282,433)	35.81
Balance at March 31, 2018	50,308,901	31.77	6 years	$520	million

(1)
Cash received from options exercised was $85 million in the three months ended March 31, 2018. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $8 million in the three months ended March 31, 2018.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2018	7,669,705		$39.74
Annual grant to eligible employees:		Feb 22, 2018
Performance share units	1,048,770		51.23
Deferred stock units	788,310		43.51
Additional shares granted (1)	103,743	Various	39.48
Total shares granted	1,940,823		47.47	$92	million
Vested (2)	(2,084,527)		38.28	$80	million
Forfeited (2)	(195,028)		38.80
Balance at March 31, 2018	7,330,973		42.23

(1)	Includes performance share units and deferred stock units.

(2)
Includes performance share units, deferred stock units and historically granted restricted stock. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $4 million in the three months ended March 31, 2018.

(3)
The grant date fair value of performance share units is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the closing market price of the Company’s stock on the grant date for performance-based components. The Monte Carlo simulation model incorporates the probability of achieving the total shareholder return market condition. Compensation expense is recognized using the grant date fair values regardless of whether the market condition is achieved, so long as the requisite service has been provided.

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2018, we had repurchased $13.0 billion of Common Stock pursuant to this authorization. During the three months ended March 31, 2018, we repurchased approximately 11.5 million shares of Common Stock at an average cost of $43.51 per share, or an aggregate cost of approximately $0.5 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2018, we have $6.1 billion in remaining share repurchase capacity.

Note 12. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($57 million as of March 31, 2018) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($90 million as of March 31, 2018). We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015, December 2015 and October 2017 on the same issue but covering the periods January to October 2014, November 2014 to September 2015 and October 2015 to June 2017, respectively. These notices added a total of 4.9 billion Indian rupees ($75 million as of March 31, 2018) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority plus interest. With the implementation of the new Goods and Services Tax in India in July 2017, we will not receive any further show cause notices for additional amounts on this issue. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

On April 1, 2015, the CFTC filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the Northern District of Illinois. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2018, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under a February 2, 2006 dated Deed of Tax Covenant between the Cadbury Schweppes PLC and related entities (“Schweppes”) and Black Lion Beverages and related entities. The tax matters included an ongoing transfer pricing case with the Spanish tax authorities related to the Schweppes businesses Cadbury divested prior to our acquisition of Cadbury. During the first quarter of 2017, the Spanish Supreme Court decided the case in our favor. As a result of the final ruling, during the first quarter of 2017, we recorded a favorable earnings impact of $46 million in selling, general and administrative expenses and $12 million in interest and other expense, net, for a total pre-tax impact of $58 million due to the non-cash reversal of Cadbury-related accrued liabilities related to this matter. We recorded a total of $4 million of income over the third and fourth quarters of 2017 in connection with the related bank guarantee releases.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $27 million in the three months ended March 31, 2018 and $43 million in the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(7,741)	$(8,914)
Currency translation adjustments	160	512
Tax (expense)/benefit	47	31
Other comprehensive earnings/(losses)	207	543
Less: (earnings)/loss attributable to noncontrolling interests	(15)	(4)
Balance at end of period	(7,549)	(8,375)
Pension and Other Benefit Plans:
Balance at beginning of period	$(2,144)	$(2,087)
Net actuarial gain/(loss) arising during period	7	(6)
Tax (expense)/benefit on net actuarial gain/(loss)	—	—
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	47	41
Settlement losses and other expenses (1)	7	4
Tax expense/(benefit) on reclassifications (2)	(13)	(9)
Currency impact	(54)	(29)
Other comprehensive earnings/(losses)	(6)	1
Balance at end of period	(2,150)	(2,086)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(113)	$(121)
Net derivative gains/(losses)	(29)	7
Tax (expense)/benefit on net derivative gain/(loss)	—	5
Losses/(gains) reclassified into net earnings:
Currency exchange contracts – forecasted transactions (3)	—	1
Commodity contracts (3)	—	8
Interest rate contracts (4)	(18)	—
Tax expense/(benefit) on reclassifications (2)	4	(2)
Currency impact	(3)	(1)
Other comprehensive earnings/(losses)	(46)	18
Balance at end of period	(159)	(103)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(9,998)	$(11,122)
Total other comprehensive earnings/(losses)	155	562
Less: (earnings)/loss attributable to noncontrolling interests	(15)	(4)
Other comprehensive earnings/(losses) attributable to Mondelēz International	140	558
Balance at end of period	$(9,858)	$(10,564)

(1)	These reclassified losses are included in the components of net periodic benefit costs disclosed in Note 10, Benefit Plans.

(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.

(3)	These reclassified gains or losses are recorded within cost of sales.

(4)	These reclassified gains or losses are recorded within interest and other expense, net.

Note 14. Income Taxes

On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions, including a reduction in the U.S. federal tax rate from 35% to 21%. In addition to the tax rate reduction, the legislation establishes new provisions that affect our 2018 results, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax (BEAT); a new provision that taxes U.S. allocated expenses (e.g. interest and general administrative expenses) as well as currently taxes certain income from foreign operations (Global Intangible Low-Tax Income, or “GILTI”); a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; a new limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and limitations on the deductibility of certain employee compensation.

Certain impacts of the new legislation would have generally required accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018. While our accounting for the enactment of the new U.S. tax legislation is not complete, we have recorded an additional $89 million discrete net tax cost in the three months ended March 31, 2018. This is primarily comprised of an increase to our transition tax liability of $94 million as a result of additional guidance issued by the Internal Revenue Service and various state taxing authorities, new state legislation enacted during the period and further refinement of various components of the underlying calculations.

As of the first quarter of 2018, our estimated annual effective tax rate for 2018, excluding discrete tax impacts, is 22.5%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions and the reduction in the U.S. federal tax rate, partially offset by unfavorable provisions within the new U.S. tax reform legislation. Our 2018 first quarter effective tax rate of 26.5% was unfavorably impacted by discrete net tax expense of $46 million. The discrete net tax expense primarily consisted of $94 million of additional transition tax liability recognized as an adjustment to the prior provisional estimate, offset by an $18 million benefit from a pending Argentinean refund claim as well as a $16 million benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

As of the first quarter of 2017, our estimated annual effective tax rate for 2017, excluding discrete tax impacts, was 26.3%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2017 first quarter effective tax rate of 21.4% was favorably impacted by net tax benefits from $36 million of discrete one-time events. The discrete net tax benefits primarily consisted of a $16 million benefit from release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $16 million benefit relating to the U.S. domestic production activities deduction.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions, except per share data)
Net earnings	$944	$633
Noncontrolling interest (earnings)	(6)	(3)
Net earnings attributable to Mondelēz International	$938	$630
Weighted-average shares for basic EPS	1,489	1,529
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	16	21
Weighted-average shares for diluted EPS	1,505	1,550
Basic earnings per share attributable to Mondelēz International	$0.63	$0.41
Diluted earnings per share attributable to Mondelēz International	$0.62	$0.41

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 7.1 million for the three months ended March 31, 2018 and 6.7 million for the three months ended March 31, 2017.

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

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage benefit plan non-service income and interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net revenues:
Latin America	$891	$910
AMEA	1,542	1,491
Europe	2,706	2,365
North America	1,626	1,648
Net revenues	$6,765	$6,414
Earnings before income taxes:
Operating income:
Latin America	$126	$111
AMEA	228	181
Europe	497	393
North America	275	292
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	206	(51)
General corporate expenses	(64)	(57)
Amortization of intangibles	(44)	(44)
Operating income	1,224	825
Benefit plan non-service income	13	15
Interest and other expense, net	(80)	(119)
Earnings before income taxes	$1,157	$721

During the first quarter of 2018, in connection with adopting a new pension cost classification accounting standard (see Note 1, Basis of Presentation, for additional information), we reclassified certain of our benefit plan component costs other than service costs out of operating income into a new line item, benefit plan non-service income, on our condensed consolidated statements of earnings. As such, we have recast our historical operating income and segment operating income to reflect this reclassification, which had no impact to earnings before income taxes or net earnings.

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, Note 2, Divestitures and Acquisitions, Note 4, Property, Plant and Equipment, Note 5, Goodwill and Intangible Assets, Note 7, 2014-2018 Restructuring Program, and Note 12, Commitments and Contingencies. Also see Note 8, Debt and Borrowing Arrangements, and Note 9, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended March 31, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$183	$442	$795	$1,333	$2,753
Chocolate	243	573	1,423	57	2,296
Gum & Candy	224	235	186	236	881
Beverages	161	172	28	—	361
Cheese & Grocery	80	120	274	—	474
Total net revenues	$891	$1,542	$2,706	$1,626	$6,765

	For the Three Months Ended March 31, 2017 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$170	$400	$665	$1,333	$2,568
Chocolate	259	514	1,209	70	2,052
Gum & Candy	213	229	193	245	880
Beverages	193	173	41	—	407
Cheese & Grocery	75	175	257	—	507
Total net revenues	$910	$1,491	$2,365	$1,648	$6,414

(1)
During the first quarter of 2018, we realigned some of our products across product categories and as such, we reclassified the product category net revenues on a basis consistent with the 2018 presentation.

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

Certain impacts of the new legislation would have generally required accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018.

While our accounting for the enactment of the new U.S. tax legislation is not complete, we have recorded an additional $89 million discrete net tax cost in the three months ended March 31, 2018. This is primarily comprised of an increase to our transition tax liability of $94 million as a result of additional guidance issued by the Internal Revenue Service and various state taxing authorities, new state legislation enacted during the period and further refinement of various components of the underlying calculations. Our estimated annual effective tax rate for 2018 is 22.5%, which includes the new provisions of the legislation that are effective for the 2018 tax year but excludes discrete tax items such as the updates to the transition tax liability and the impacts of audit settlements.

Summary of Results

•
Net revenues increased 5.5% to $6.8 billion in the first quarter of 2018 as compared to the first quarter of 2017. During the first quarter of 2018, net revenues were positively affected by favorable currency translation as the U.S. dollar weakened against several currencies in which we operate compared to exchange rates in the prior year. Net revenue also grew due to favorable volume/mix, including the shift of Easter-related shipments into the first quarter, and higher net pricing. Net revenue growth was partially offset by the impact of several prior-year business divestitures, which reduced revenues in the first quarter of 2018 as compared to the prior year.

•
Organic Net Revenue, a non-GAAP financial measure, increased 2.4% to $6.4 billion in the first quarter of 2018 as compared to the first quarter of 2017. Organic Net Revenue increased as a result of both favorable volume/mix and higher net pricing than in the first quarter of 2017. Organic Net Revenue is on a constant currency basis and excludes revenue from divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•
Diluted EPS attributable to Mondelēz International increased 51.2% to $0.62 in the first quarter of 2018 as compared to the first quarter of 2017. Favorable mark-to-market impacts from currency and commodity derivatives, lower interest expense and share repurchases contributed significantly to the increase in diluted EPS.

•
Adjusted EPS, a non-GAAP financial measure, increased 19.2% to $0.62 in the first quarter of 2018 as compared to the first quarter of 2017. On a constant currency basis, Adjusted EPS increased 9.6% to $0.57 in the first quarter of 2018 as compared to the first quarter of 2017. Lower interest expense and lower shares outstanding were significant drivers of the growth. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2017.

•	Market conditions. Snack category growth improved this quarter while volatility in the global commodity and currency markets continued.

•
Brexit and currency volatility. We continue to monitor the U.K. planned exit from the European Union (Brexit) and its impact on our results as well as currencies at risk of potential highly inflationary accounting, such as the Argentinian peso.

•
Collective bargaining agreements. We continue to renegotiate collective bargaining agreements covering eight U.S. facilities that expired in February 2016. We have made plans to ensure business continuity during the renegotiations.

•
U.S. tax reform. While the 2017 U.S. tax reform reduced the U.S. corporate tax rate and included some beneficial provisions, other provisions could have an adverse effect on our results. Specifically, new provisions that cause U.S. allocated expenses (e.g. interest and general administrative expenses) to be taxed and impose a tax on U.S. cross-border payments could adversely impact our effective tax rate. We continue to evaluate the impacts as additional guidance on implementing the legislation becomes available.

•
Net investment hedge contracts. In 2018, we entered into cross-currency interest rate swaps and forwards with an aggregate notional value of $6.6 billion to hedge our non-U.S. net investments against adverse movements in exchange rates. We expect a favorable impact as we reduce some of our financing costs and related currency impacts within our interest costs.

•
Pending Keurig Dr Pepper transaction. On January 29, 2018, Keurig announced that it had entered into a definitive merger agreement with Dr Pepper Snapple Group, Inc. to form Keurig Dr Pepper, Inc., contingent upon the successful satisfaction of certain regulatory requirements. We expect the merger to close in mid-2018.

For more information on these items, refer to our Discussion and Analysis of Historical Results and Commodity Trends appearing later in this section, as well as Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, Note 6, Equity Method Investments, Note 7, 2014-2018 Restructuring Program, Note 9, Financial Instruments, and Note 14, Income Taxes.

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

		For the Three Months Ended March 31,
	See Note	2018	2017
		(in millions, except percentages)
2014-2018 Restructuring Program:	Note 7
Restructuring charges		$(52)	$(157)
Implementation charges		(62)	(54)
Gain related to interest rate swaps	Note 8 & 9	14	—
CEO transition remuneration (1)	See (1) below	(4)	—
Divestiture-related costs	Note 2	3	(19)
Mark-to-market gains/(losses) from derivatives	Note 9	206	(51)
Benefits from resolution of tax matters	Note 12	—	58
U.S. tax reform discrete net tax expense (2)	Note 14	(89)	—
Effective tax rate	Note 14	26.5%	21.4%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item for additional information.

(2)	Refer to Note 14, Income Taxes, for more information on the impact of U.S. tax reform.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2018 and 2017.

Three Months Ended March 31:

	For the Three Months Ended March 31,
	2018	2017	$ change	% change
	(in millions, except per share data)
Net revenues	$6,765	$6,414	$351	5.5%
Operating income	1,224	825	399	48.4%
Net earnings attributable to Mondelēz International	938	630	308	48.9%
Diluted earnings per share attributable to Mondelēz International	0.62	0.41	0.21	51.2%

Net Revenues – Net revenues increased $351 million (5.5%) to $6,765 million in the first quarter of 2018, and Organic Net Revenue (1) increased $150 million (2.4%) to $6,428 million. Power Brands net revenues increased 8.2%, including a favorable currency impact, and Power Brands Organic Net Revenue increased 2.8%. Emerging markets net revenues increased 7.6%, including a favorable currency impact, and emerging markets Organic Net Revenue increased 5.5%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2018
Change in net revenues (by percentage point)
Total change in net revenues	5.5%
Add back the following items affecting comparability:
Favorable currency	(5.4	)pp
Impact of divestitures	2.3	pp
Total change in Organic Net Revenue (1)	2.4%
Favorable volume/mix	1.7	pp
Higher net pricing	0.7	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 5.5% was driven by favorable currency and our underlying Organic Net Revenue growth of 2.4%, partially offset by the impact of divestitures. Favorable currency impacts increased net revenues by $337 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Chinese yuan, Polish zloty, Mexican peso and Indian rupee, partially offset by the strength of the U.S. dollar relative to several other currencies, including the Argentinian peso and Brazilian real. Our underlying Organic Net Revenue growth was driven by favorable volume/mix, including the shift of Easter-related shipments into the first quarter, and higher net pricing. Favorable volume/mix was reflected in Europe and AMEA, partially offset by unfavorable volume/mix in Latin America and North America. Net pricing was up, which includes the benefit of carryover pricing from 2017 as well as the effects of input cost-driven pricing actions taken during the first quarter of 2018. Higher net pricing was reflected in Latin America and AMEA, partially offset by lower net pricing in Europe and North America. The impact of divestitures that occurred in 2017 resulted in a year-over-year decline in net revenues of $136 million.

Operating Income – Operating income increased $399 million (48.4%) to $1,224 million in the first quarter of 2018, Adjusted Operating Income (1) increased $100 million (9.7%) to $1,133 million and Adjusted Operating Income on a constant currency basis (1) increased $31 million (3.0%) to $1,064 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended March 31, 2017	$825
2014-2018 Restructuring Program costs (2)	211
Mark-to-market losses from derivatives (3)	51
Acquisition integration costs (4)	1
Divestiture-related costs (5)	19
Operating income from divestitures (5)	(27)
Benefits from resolution of tax matters (6)	(46)
Other/rounding	(1)
Adjusted Operating Income (1) for the Three Months Ended March 31, 2017	$1,033
Higher net pricing	42
Higher input costs	(68)
Favorable volume/mix	14
Lower selling, general and administrative expenses	20
VAT-related settlement	21
Other	2
Total change in Adjusted Operating Income (constant currency) (1)	31	3.0%
Favorable currency translation	69
Total change in Adjusted Operating Income (1)	100	9.7%
Adjusted Operating Income (1) for the Three Months Ended March 31, 2018	$1,133
2014-2018 Restructuring Program costs (2)	(114)
Mark-to-market gains from derivatives (3)	206
Acquisition integration costs (4)	(1)
Divestiture-related costs (5)	3
CEO transition remuneration	(4)
Other/rounding	1
Operating Income for the Three Months Ended March 31, 2018	$1,224	48.4%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 7, 2014-2018 Restructuring Program, for more information.

(3)
Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(4)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the acquisition of a biscuit business in Vietnam.

(5)
Refer to Note 2, Divestitures and Acquisitions, for more information on the 2017 sales of a confectionery business in France, a grocery business in Australia and New Zealand, certain licenses of KHC-owned brands used in our grocery business within our Europe region, sale of one of our equity method investments and sale of a confectionery business in Japan.

(6)
Refer to Note 12, Commitments and Contingencies – Tax Matters, for more information. Primarily includes the reversal of tax liabilities in connection with the settlement of pre-acquisition Cadbury tax matters.

During the first quarter of 2018, we realized modestly higher net pricing, which was more than offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2017 as well as the effects of input cost-driven pricing actions taken during 2018, was driven by Latin America and AMEA, partially offset by lower net pricing in Europe and North America. The increase in input costs was driven by higher raw material costs, primarily higher dairy and grain costs. Manufacturing costs were essentially flat as productivity was offset by increased costs incurred to recover inventory levels following the June 2017 malware incident and higher freight costs due to increased demand for shipping in North America. Favorable volume/mix was driven by Europe and AMEA, which was partially offset by unfavorable volume/mix in North America and Latin America.

Total selling, general and administrative expenses increased $44 million from the first quarter of 2017, due to a number of factors noted in the table above, including in part, unfavorable currency impact and a prior-year benefit from the resolution of a tax matter. The increases were partially offset by a value-added tax (“VAT”) related settlement in 2018, lower divestiture-related costs and lower implementation costs incurred for the 2014-2018 Restructuring Program. Excluding these factors, selling, general and administrative expenses decreased $20 million from the first quarter of 2017. The decrease was driven primarily by lower advertising and consumer promotion costs.

We recorded a benefit of $21 million from a VAT-related settlement in Latin America in the first quarter of 2018. Favorable currency changes increased operating income by $69 million due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Chinese yuan and Polish zloty, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinian peso and Brazilian real.

Operating income margin increased from 12.9% in the first quarter of 2017 to 18.1% in the first quarter of 2018. The increase in operating income margin was driven primarily by the year-over-year favorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, lower 2014-2018 Restructuring Program costs, lower divestiture-related costs and an increase in our Adjusted Operating Income margin, partially offset by a prior-year benefit from the resolution of a tax matter and the impact of prior-year divestitures. Adjusted Operating Income margin increased from 16.5% in the first quarter of 2017 to 16.7% in the first quarter of 2018. The increase in Adjusted Operating Income margin was driven primarily by lower advertising and consumer promotion costs and overhead leverage, mostly offset by higher raw material costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $938 million increased by $308 million (48.9%) in the first quarter of 2018. Diluted EPS attributable to Mondelēz International was $0.62 in the first quarter of 2018, up $0.21 (51.2%) from the first quarter of 2017. Adjusted EPS (1) was $0.62 in the first quarter of 2018, up $0.10 (19.2%) from the first quarter of 2017. Adjusted EPS on a constant currency basis (1) was $0.57 in the first quarter of 2018, up $0.05 (9.6%) from the first quarter of 2017.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2017	$0.41
2014-2018 Restructuring Program costs (2)	0.10
Mark-to-market losses from derivatives (2)	0.03
Acquisition integration costs (2)	—
Divestiture-related costs (2)	0.01
Net earnings from divestitures (2)	(0.01)
Benefits from resolution of tax matters (2)	(0.04)
Equity method investee acquisition-related and other adjustments (3)	0.02
Adjusted EPS (1) for the Three Months Ended March 31, 2017	$0.52
Increase in operations	—
VAT-related settlements	0.01
Increase in equity method investment net earnings	—
Lower interest and other expense, net (4)	0.02
Changes in income taxes (5)	—
Changes in shares outstanding (6)	0.02
Adjusted EPS (constant currency) (1) for the Three Months Ended March 31, 2018	$0.57
Favorable currency translation	0.05
Adjusted EPS (1) for the Three Months Ended March 31, 2018	$0.62
2014-2018 Restructuring Program costs (2)	(0.06)
Mark-to-market gains from derivatives (2)	0.12
Acquisition integration costs (2)	—
Divestiture-related costs (2)	—
CEO transition remuneration (2)	—
Gain related to interest rate swaps (7)	0.01
U.S. tax reform discrete net tax expense (8)	(0.06)
Equity method investee acquisition-related and other adjustments (3)	(0.01)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2018	$0.62

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

(4)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.

(5)	Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.

(6)
Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.

(7)	Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(8)	Refer to Note 14, Income Taxes, for more information on the impact of the U.S. tax reform.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four reportable operating segments:

•	Latin America

•	AMEA

•	Europe

•	North America

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net revenues:
Latin America	$891	$910
AMEA	1,542	1,491
Europe	2,706	2,365
North America	1,626	1,648
Net revenues	$6,765	$6,414
Earnings before income taxes:
Operating income:
Latin America	$126	$111
AMEA	228	181
Europe	497	393
North America	275	292
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	206	(51)
General corporate expenses	(64)	(57)
Amortization of intangibles	(44)	(44)
Operating income	1,224	825
Benefit plan non-service income	13	15
Interest and other expense, net	(80)	(119)
Earnings before income taxes	$1,157	$721

Latin America

	For the Three Months Ended March 31,
	2018	2017	$ change	% change
		(in millions)
Net revenues	$891	$910	$(19)	(2.1)%
Segment operating income	126	111	15	13.5%

Three Months Ended March 31:

Net revenues decreased $19 million (2.1%), due to unfavorable currency (4.3 pp) and unfavorable volume/mix (4.0 pp), partially offset by higher net pricing (6.2 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to the Argentinean peso and Brazilian real, partially offset by the strength of several currencies in the region relative to the U.S. dollar, primarily the Mexican peso. Unfavorable volume/mix, which occurred across most of the region, was largely due to the impact of pricing-related elasticity. Unfavorable volume/mix was driven by declines in refreshment beverages, chocolate and cheese & grocery, partially offset by gains in gum, biscuits and candy. Higher net pricing was reflected across all categories except gum, driven primarily by Argentina, Brazil and Mexico.

Segment operating income increased $15 million (13.5%), primarily due to higher net pricing, lower manufacturing costs and lower other selling, general and administrative expenses (including a VAT-related settlement). These favorable items were partially offset by unfavorable volume/mix, higher raw material costs, higher costs incurred for the 2014-2018 Restructuring Program and unfavorable currency.

AMEA

	For the Three Months Ended March 31,
	2018	2017	$ change	% change
		(in millions)
Net revenues	$1,542	$1,491	$51	3.4%
Segment operating income	228	181	47	26.0%

Three Months Ended March 31:

Net revenues increased $51 million (3.4%), due to favorable currency (4.1 pp), favorable volume/mix (2.5 pp) and higher net pricing (1.1 pp), partially offset by the impact of divestitures (4.3 pp). Favorable currency impacts were due primarily to the strength of several currencies in the region relative to the U.S. dollar, including the Chinese yuan, Indian rupee, Australian dollar and South African rand, partially offset by the strength of the U.S. dollar relative to several currencies in the region, including the Nigerian naira and Philippine peso. Favorable volume/mix, including the shift of Chinese new year and Easter-related shipments into the first quarter, was driven by gains in chocolate, biscuits and gum, partially offset by declines in candy, cheese & grocery and refreshment beverages. Higher net pricing was reflected across all categories except gum. The impact of divestitures, primarily related to the grocery & cheese business in Australia and New Zealand that was divested on July 4, 2017, resulted in a year-over-year decline in net revenues of $59 million for the first quarter of 2018.

Segment operating income increased $47 million (26.0%), primarily due to lower advertising and consumer promotion costs, lower costs incurred for the 2014-2018 Restructuring Program, higher net pricing, lower other selling, general and administrative expenses, favorable currency, lower manufacturing costs and favorable volume/mix. These favorable items were partially offset by higher raw material costs and the impact of divestitures.

Europe

	For the Three Months Ended March 31,
	2018	2017	$ change	% change
		(in millions)
Net revenues	$2,706	$2,365	$341	14.4%
Segment operating income	497	393	104	26.5%

Three Months Ended March 31:

Net revenues increased $341 million (14.4%), due to favorable currency (13.6 pp) and favorable volume/mix (5.6 pp), partially offset by the impact of divestitures (3.9 pp) and lower net pricing (0.9 pp). Favorable currency impacts reflected the strength of several currencies relative to the U.S. dollar, primarily the euro, British pound sterling, Polish zloty, Czech koruna and Swedish krona. Favorable volume/mix, including the shift of Easter-related shipments into the first quarter, was driven by chocolate, biscuits and refreshment beverages, partially offset by declines in cheese & grocery, gum and candy. The impact of divestitures, primarily due to the sale of a confectionery business in France, resulted in a year-over-year decline in net revenues of $77 million for the first quarter of 2018. Lower net pricing was driven by chocolate and biscuits, partially offset by higher net pricing in all other categories.

Segment operating income increased $104 million (26.5%), primarily due to favorable currency, lower costs incurred for the 2014-2018 Restructuring Program, favorable volume/mix, lower manufacturing costs and lower divestiture-related costs. These favorable items were partially offset by lapping the prior-year benefit from the settlement of a Cadbury tax matter, higher raw material costs, lower net pricing, the impact of divestitures and higher other selling, general and administrative expenses.

North America

	For the Three Months Ended March 31,
	2018	2017	$ change	% change
		(in millions)
Net revenues	$1,626	$1,648	$(22)	(1.3)%
Segment operating income	275	292	(17)	(5.8)%

Three Months Ended March 31:

Net revenues decreased $22 million (1.3%), due to unfavorable volume/mix (1.3 pp) and lower net pricing (0.5 pp), partially offset by favorable currency (0.5 pp). Unfavorable volume/mix was driven by declines in gum and chocolate, partially offset by gains in candy and biscuits. Lower net pricing was reflected in biscuits and chocolate, partially offset by higher net pricing in gum and candy. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar.

Segment operating income decreased $17 million (5.8%), primarily due to higher manufacturing costs, unfavorable volume/mix and lower net pricing. These unfavorable items were partially offset by lower costs incurred for the 2014-2018 Restructuring Program, lower advertising and consumer promotion costs, lower raw material costs and lower other selling, general and administrative expenses.

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

Net Cash Provided by/(Used in) Operating Activities:
Net cash provided by operating activities was $407 million in the first quarter of 2018 compared to a use of cash of $557 million in the first quarter of 2017. The increase in net cash provided by operating activities was due primarily to improved working capital trends, higher net earnings and lower pension contributions in 2018 than in the first quarter of 2017.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $274 million in the first quarter of 2018 and $287 million in the first quarter of 2017. The decrease in net cash used in investing activities primarily relates to lower capital expenditures of $284 million in the first quarter of 2018 compared to $306 million in the first quarter of 2017. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2018 capital expenditures to be up to $1.0 billion, including capital expenditures in connection with our 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $229 million in the first quarter of 2018 and $378 million in the first quarter of 2017. The decrease in net cash provided by financing activities was primarily due to lower net debt issuances and increased share repurchases and dividends.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first quarter of 2018. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 75.9% (or $5.1 billion) of the $6.8 billion of consolidated net revenue in the three months ended March 31, 2018. The operations held by MIHN represented approximately 78.1% (or $20.7 billion) of the $26.6 billion of net assets as of March 31, 2018 and 75.5% (or $19.8 billion) of the $26.2 billion of net assets as of December 31, 2017.

On February 3, 2017, our Board of Directors approved a new $5 billion long-term financing authority to replace the prior authority. As of March 31, 2018, we had $4.2 billion of long-term financing authority remaining.

In the next 12 months, we expect approximately $829 million of long-term debt will mature as follows: £76 million sterling notes ($107 million as of March 31, 2018) in July 2018, $322 million in August 2018 and $400 million in February 2019. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $18.8 billion at March 31, 2018 and $17.7 billion at December 31, 2017. Our debt-to-capitalization ratio was 0.42 at March 31, 2018 and 0.40 at December 31, 2017. At March 31, 2018, the weighted-average term of our outstanding long-term debt was 6.4 years. Our average daily commercial paper borrowings outstanding were $4.7 billion in the first quarter of 2018 and $4.0 billion in the first quarter of 2017. We had commercial paper outstanding totaling $4.5 billion as of March 31, 2018 and $3.4 billion as of December 31, 2017. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends
We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first three months of 2018, the primary drivers of the increase in our aggregate commodity costs were increased costs for dairy, packaging, energy, grains & oils and other raw materials, partially offset by lower costs for cocoa and nuts.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 8, Debt and Borrowing Arrangements, for information on debt transactions during 2018. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. We also do not expect a material change in the effect of these arrangements and obligations on our liquidity. See Note 12, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the three months ended March 31, 2018.

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

We repurchased shares at an aggregate cost of $13.5 billion, at a weighted-average cost of $39.03 per share, through March 31, 2018 ($0.5 billion in the first three months of 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013). The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $330 million in the first quarter of 2018 and $292 million in the first quarter of 2017. On August 2, 2017, the Finance Committee, with authorization delegated from our Board of Directors, approved a 16% increase in the quarterly dividend to $0.22 per common share or $0.88 per common share on an annualized basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2018 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made after the 2018 year–end and reflected on an IRS Form 1099–DIV issued in early 2019.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance:
See Note 1, Basis of Presentation for a discussion of new accounting standards.

Contingencies:
See Note 12, Commitments and Contingencies and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “deliver,” “drive,” “seek,” “aim,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth and margins; price volatility and pricing actions; the cost environment and measures to address increased costs; our tax rate, tax positions, tax proceedings and estimates of the impact of U.S. tax reform on our results; the U.K.'s planned exit from the European Union and its impact on our results; the costs of, timing of expenditures under and completion of our restructuring program; category growth; commodity prices and supply; investments; political and economic conditions and volatility; currency exchange rates, controls and restrictions; our operations in Argentina; potential impacts from changing to highly inflationary accounting in selected countries; overhead costs; the financial impact of the Keurig Dr Pepper transaction and our investment and governance rights in Keurig Dr Pepper following closing of the transaction; the outcome and effects on us of legal proceedings and government investigations; the estimated value of intangible assets; amortization expense for intangible assets; impairment of intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding, including our use of commercial paper; our risk management program, including the use of financial instruments and the effectiveness of our hedging activities; working capital; capital expenditures and funding; share repurchases; dividends; the characterization of 2018 distributions as dividends; long-term value and return on investment for our shareholders; and our contractual obligations.
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

•
“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (2) and currency rate fluctuations (3). We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.

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

•
“Adjusted Operating Income” is defined as operating income excluding the impacts of the 2014-2018 Restructuring Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related divestiture (2), acquisition and integration costs; the operating results of divestitures (2); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (5); benefits from resolution of tax matters (6); CEO transition remuneration (7) and incremental expenses related to the 2017 malware incident. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•
“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gain on the equity method investment transactions; net earnings from divestitures (2); gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans and U.S. tax reform discrete impacts (8). Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ unusual or infrequent items (9). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

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

(5)
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

(6)
During 2017, we recorded benefits from the reversal of tax liabilities in connection with the resolution of a Brazilian indirect tax matter and settlement of pre-acquisition Cadbury tax matters. See Note 12, Commitments and Contingencies – Tax Matters, and our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

(7)
On November 20, 2017, Dirk Van de Put succeeded Irene Rosenfeld as CEO of Mondelēz International in advance of her retirement at the end of March 2018. In order to incent Mr. Van de Put to join us, we provided him compensation with a total combined target value of $42.5 million to make him whole for incentive awards he forfeited or grants that were not made to him when he left his former employer. The compensation we granted took the form of cash, deferred stock units, performance share units and stock options. In connection with Irene Rosenfeld’s retirement, we made her outstanding grants of performance share units for the 2016-2018 and 2017-2019 performance cycles eligible for continued vesting and approved a $0.5 million salary for her service as Chairman from January through March 2018. We refer to these elements of Mr. Van de Put’s and Ms. Rosenfeld’s compensation arrangements together as “CEO transition remuneration.” We are excluding amounts we expense as CEO transition remuneration from our non-GAAP results because those amounts are not part of our regular compensation program and are incremental to amounts we would have incurred as ongoing CEO compensation. As a result, in 2017, we excluded amounts expensed for the cash payment to Mr. Van de Put and partial vesting of his equity grants. In 2018, we excluded amounts paid for Ms. Rosenfeld’s service as Chairman and partial vesting of Mr. Van de Put’s and Ms. Rosenfeld’s equity grants.

(8)
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

Organic Net Revenue:
Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency and divestitures. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and Power Brands, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,584	$4,181	$6,765	$2,402	$4,012	$6,414
Impact of currency	(49)	(288)	(337)	—	—	—
Impact of divestitures	—	—	—	—	(136)	(136)
Organic Net Revenue	$2,535	$3,893	$6,428	$2,402	$3,876	$6,278

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017 (1)
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)
Net Revenue	$5,137	$1,628	$6,765	$4,747	$1,667	$6,414
Impact of currency	(256)	(81)	(337)	—	—	—
Impact of divestitures	—	—	—	—	(136)	(136)
Organic Net Revenue	$4,881	$1,547	$6,428	$4,747	$1,531	$6,278

(1)
Each year we reevaluate our Power Brands and confirm the brands in which we will continue to make disproportionate investments. As such, we may make changes in our planned investments in primarily regional Power Brands following our annual review cycles. For 2018, we made limited changes to our list of regional Power Brands and as such, we reclassified 2017 Power Brand net revenues on a basis consistent with the current list of Power Brands.

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude 2014-2018 Restructuring Program costs; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; acquisition integration costs; divestiture-related costs; the operating results of divestitures; the benefits from the resolution of tax matters; and CEO transition remuneration. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in millions)
Operating Income	$1,224	$825	$399	48.4%
2014-2018 Restructuring Program costs (1)	114	211	(97)
Mark-to-market (gains)/losses from derivatives (2)	(206)	51	(257)
Acquisition integration costs (3)	1	1	—
Divestiture-related costs (4)	(3)	19	(22)
Operating income from divestitures (4)	—	(27)	27
Benefits from resolution of tax matters (5)	—	(46)	46
CEO transition remuneration (6)	4	—	4
Other/rounding	(1)	(1)	—
Adjusted Operating Income	$1,133	$1,033	$100	9.7%
Impact of favorable currency	(69)	—	(69)
Adjusted Operating Income (constant currency)	$1,064	$1,033	$31	3.0%

(1)	Refer to Note 7, 2014-2018 Restructuring Program, for more information.

(2)
Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures appearing earlier in this section for more information on these unrealized losses/gains on commodity and forecasted currency transaction derivatives.

(3)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for information on the acquisition of a biscuit business in Vietnam.

(4)
Refer to Note 2, Divestitures and Acquisitions, for more information on the 2017 sales of a confectionery business in France, a grocery business in Australia and New Zealand, certain licenses of KHC-owned brands used in our grocery business within our Europe region, sale of one of our equity method investments and sale of a confectionery business in Japan.

(5)	Refer to Note 12, Commitments and Contingencies – Tax Matters, for more information on the settlement of pre-acquisition Cadbury tax matters.

(6)	Refer to the Non-GAAP Financial Measures definition and related table notes.

Adjusted EPS:
Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude 2014-2018 Restructuring Program costs; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; acquisition integration costs; divestiture-related costs; net earnings from divestitures; the benefits from the resolution of tax matters; CEO transition remuneration; gain on interest rate swaps; the U.S. tax reform discrete impacts; and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.62	$0.41	$0.21	51.2%
2014-2018 Restructuring Program costs (2)	0.06	0.10	(0.04)
Mark-to-market (gains)/losses from derivatives (2)	(0.12)	0.03	(0.15)
Acquisition integration costs (2)	—	—	—
Divestiture-related costs (2)	—	0.01	(0.01)
Net earnings from divestitures (2)	—	(0.01)	0.01
Benefits from resolution of tax matters (2)	—	(0.04)	0.04
CEO transition remuneration (2)	—	—	—
Gain related to interest rate swaps (3)	(0.01)	—	(0.01)
U.S. tax reform discrete net tax expense (4)	0.06	—	0.06
Equity method investee acquisition-related and other adjustments (5)	0.01	0.02	(0.01)
Adjusted EPS	$0.62	$0.52	$0.10	19.2%
Impact of favorable currency	(0.05)	—	(0.05)
Adjusted EPS (constant currency)	$0.57	$0.52	$0.05	9.6%

(1)
The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.

◦
For the three months ended March 31, 2018, taxes for the: 2014-2018 Restructuring Program costs were $(30) million, mark-to-market gains from derivatives were $25 million, gain related to interest rate swaps were $3 million, U.S. tax reform were $89 million and equity method investee adjustments were $(2) million.

◦
For the three months ended March 31, 2017, taxes for the: 2014-2018 Restructuring Program costs were $(48) million, mark-to-market losses from derivatives were $(3) million, divestiture-related costs were $(3) million, net earnings from divestitures were $7 million, benefits from resolution of tax matters were $0 million and equity method investee adjustments were $4 million.

(2)	See the Adjusted Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 9, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges.

(4)	Refer to Note 14, Income Taxes, for more information on the impact of U.S. tax reform.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the three months ended March 31, 2018. For additional information on highly inflationary country currencies and the impact of currency policies and recent currency volatility on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. Our weighted-average interest rate on total debt was 2.3% as of March 31, 2018 and 2.1% as of December 31, 2017. For more information on our 2018 debt activity, see Note 8, Debt and Borrowing Arrangements.

See Note 9, Financial Instruments, for more information on our 2018 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2018. We continued to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. We continued to transition some of our transactional data processing as well as financial and contract management services for a number of countries across all regions to outsourced partners. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2018 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2018	2,898,255	$43.56	2,891,800	$6,517,711,835
February 1-28, 2018	5,607,567	42.49	5,070,725	6,296,769,247
March 1-31, 2018	3,534,295	43.37	3,530,026	6,143,678,260
For the Quarter Ended March 31, 2018	12,040,117	43.01	11,492,551

(1)
The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 6,455 shares, 536,842 shares and 4,269 shares for the fiscal months of January, February and March 2018, respectively.

(2)
Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. See related information in Note 11, Stock Plans.

Item 6. Exhibits.

Exhibit Number	Description
4.1
The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

10.1
$1.5 Billion Revolving Credit Agreement, dated February 28, 2018, by and among Mondelēz International, Inc., the lenders, arrangers and agents named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2018).

10.2	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement.+
10.3	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+
10.4	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement.+
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

+    Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN T. GLADDEN
Brian T. Gladden
Executive Vice President and
Chief Financial Officer

May 2, 2018