Form 10-Q
period 2018-06-30
Mondelez International, Inc.
filed 2018-07-26
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

At July 20, 2018, there were 1,466,560,999 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$6,112	$5,986	$12,877	$12,400
Cost of sales	3,572	3,672	7,488	7,568
Gross profit	2,540	2,314	5,389	4,832
Selling, general and administrative expenses	1,904	1,455	3,431	2,938
Asset impairment and exit costs	111	176	165	342
Loss on divestiture	—	3	—	3
Amortization of intangibles	44	44	88	88
Operating income	481	636	1,705	1,461
Benefit plan non-service income	(15)	(5)	(28)	(20)
Interest and other expense, net	248	124	328	243
Earnings before income taxes	248	517	1,405	1,238
Provision for income taxes	(14)	(84)	(321)	(238)
Equity method investment net earnings	91	67	185	133
Net earnings	325	500	1,269	1,133
Noncontrolling interest earnings	(2)	(2)	(8)	(5)
Net earnings attributable to Mondelēz International	$323	$498	$1,261	$1,128
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.22	$0.33	$0.85	$0.74
Diluted earnings per share attributable to Mondelēz International	$0.22	$0.32	$0.84	$0.73
Dividends declared	$0.22	$0.19	$0.44	$0.38

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$325	$500	$1,269	$1,133
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(874)	380	(667)	923
Pension and other benefit plans	168	(33)	162	(32)
Derivative cash flow hedges	26	12	(20)	30
Total other comprehensive earnings/(losses)	(680)	359	(525)	921
Comprehensive earnings/(losses)	(355)	859	744	2,054
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(10)	14	11	21
Comprehensive earnings/(losses) attributable to Mondelēz International	$(345)	$845	$733	$2,033

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$1,246	$761
Trade receivables (net of allowances of $40 at June 30, 2018 and $50 at December 31, 2017)	2,416	2,691
Other receivables (net of allowances of $61 at June 30, 2018 and $98 at December 31, 2017)	818	835
Inventories, net	2,683	2,557
Other current assets	1,039	676
Total current assets	8,202	7,520
Property, plant and equipment, net	8,384	8,677
Goodwill	21,002	21,085
Intangible assets, net	18,362	18,639
Prepaid pension assets	169	158
Deferred income taxes	259	319
Equity method investments	6,223	6,345
Other assets	373	366
TOTAL ASSETS	$62,974	$63,109
LIABILITIES
Short-term borrowings	$4,074	$3,517
Current portion of long-term debt	780	1,163
Accounts payable	5,248	5,705
Accrued marketing	1,587	1,728
Accrued employment costs	614	721
Other current liabilities	2,529	2,959
Total current liabilities	14,832	15,793
Long-term debt	14,857	12,972
Deferred income taxes	3,395	3,376
Accrued pension costs	1,389	1,669
Accrued postretirement health care costs	395	419
Other liabilities	2,819	2,689
TOTAL LIABILITIES	37,687	36,918
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at June 30, 2018 and December 31, 2017)	—	—
Additional paid-in capital	31,913	31,915
Retained earnings	23,305	22,749
Accumulated other comprehensive losses	(10,526)	(9,998)
Treasury stock, at cost (530,175,356 shares at June 30, 2018 and 508,401,694 shares at December 31, 2017)	(19,489)	(18,555)
Total Mondelēz International Shareholders’ Equity	25,203	26,111
Noncontrolling interest	84	80
TOTAL EQUITY	25,287	26,191
TOTAL LIABILITIES AND EQUITY	$62,974	$63,109
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest*	Total Equity
Balances at January 1, 2017	$—	$31,847	$21,149	$(11,122)	$(16,713)	$54	$25,215
Comprehensive earnings/(losses):
Net earnings	—	—	2,922	—	—	14	2,936
Other comprehensive earnings/(losses), net of income taxes	—	—	—	1,124	—	28	1,152
Exercise of stock options and issuance of other stock awards	—	68	(83)	—	360	—	345
Common Stock repurchased	—	—	—	—	(2,202)	—	(2,202)
Cash dividends declared ($0.82 per share)	—	—	(1,239)	—	—	—	(1,239)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(16)	(16)
Balances at December 31, 2017	$—	$31,915	$22,749	$(9,998)	$(18,555)	$80	$26,191
Comprehensive earnings/(losses):
Net earnings	—	—	1,261	—	—	8	1,269
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(528)	—	3	(525)
Exercise of stock options and issuance of other stock awards	—	(2)	(60)	—	216	—	154
Common Stock repurchased	—	—	—	—	(1,150)	—	(1,150)
Cash dividends declared ($0.44 per share)	—	—	(651)	—	—	—	(651)
Dividends paid on noncontrolling interest and other activities	—	—	6	—	—	(7)	(1)
Balances at June 30, 2018	$—	$31,913	$23,305	$(10,526)	$(19,489)	$84	$25,287

*
Noncontrolling interest as of June 30, 2017 was $72 million, as compared to $54 million as of January 1, 2017. The change of $18 million during the six months ended June 30, 2017 was due to $16 million of other comprehensive earnings, net of taxes, and $5 million of net earnings offset by $(3) million of dividends paid.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$1,269	$1,133
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	407	395
Stock-based compensation expense	67	77
U.S. tax reform transition tax	86	—
Deferred income tax provision	(46)	—
Asset impairments and accelerated depreciation	43	168
Loss on early extinguishment of debt	140	11
Loss on divestiture	—	3
Equity method investment net earnings	(185)	(133)
Distributions from equity method investments	151	132
Other non-cash items, net	366	(29)
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	112	153
Inventories, net	(240)	(181)
Accounts payable	(325)	(430)
Other current assets	(41)	(88)
Other current liabilities	(481)	(646)
Change in pension and postretirement assets and liabilities, net	(141)	(303)
Net cash provided by operating activities	1,182	262
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(532)	(488)
Acquisition, net of cash received	(528)	—
Proceeds from divestiture, net of disbursements	—	169
Proceeds from sale of property, plant and equipment and other assets	19	33
Net cash used in investing activities	(1,041)	(286)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,315	1,150
Repayments of commercial paper, maturities greater than 90 days	(1,020)	(1,141)
Net issuances of other short-term borrowings	298	2,230
Long-term debt proceeds	2,948	350
Long-term debt repaid	(1,442)	(1,469)
Repurchase of Common Stock	(1,177)	(1,069)
Dividends paid	(657)	(581)
Other	124	154
Net cash provided by/(used in) financing activities	389	(376)
Effect of exchange rate changes on cash and cash equivalents	(45)	56
Cash and cash equivalents:
Increase/(decrease)	485	(344)
Balance at beginning of period	761	1,741
Balance at end of period	$1,246	$1,397

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

Highly inflationary accounting is triggered when a country’s three-year cumulative inflation rate exceeds 100%. It requires the remeasurement of financial statements of subsidiaries in the country from the functional currency of the subsidiary to our U.S. dollar reporting currency, with currency remeasurement gains or losses recorded in earnings. As of June 30, 2018, none of our consolidated subsidiaries were subject to highly inflationary accounting. As discussed below, beginning on July 1, 2018, we expect to apply highly inflationary accounting for our operations in Argentina.

Argentina. During the quarter ended June 30, 2018, primarily based on published estimates which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%, we concluded that Argentina has become a highly inflationary economy. Beginning July 1, 2018, we expect to apply highly inflationary accounting for our Argentinian subsidiaries. We will change the functional currency from the Argentinian peso to the U.S. dollar. Local currency monetary assets and liabilities will be remeasured into U.S. dollars using exchange rates as of the latest balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in net earnings. Our Argentinian operations contributed $267 million, or 2.1% of consolidated net revenues in the six months ended June 30, 2018. Based on a review of our Argentinian peso-denominated monetary assets and liabilities, our Argentinian operations had an immaterial net monetary liability position as of June 30, 2018.

Other Countries. Since we sell in approximately 160 countries and have operations in over 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have recently experienced periods of significant economic uncertainty and exchange rate volatility, including Brazil, China, Mexico, Russia, United Kingdom (Brexit), Ukraine, Turkey, Egypt, Nigeria, South Africa and Pakistan. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not anticipate that these countries are at risk of becoming highly inflationary countries.

Revenue Recognition:
We predominantly sell food and beverage products across several product categories and in all regions as detailed in Note 16, Segment Reporting. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery or shipment of the products. A small percentage of our net revenues relates to the licensing of our intellectual property, predominantly brand and trade names, and we record these revenues when earned within the period of the license term. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Any taxes collected on behalf of government authorities are excluded from net revenues.

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

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $719 million as of June 30, 2018 and $843 million as of December 31, 2017. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

New Accounting Pronouncements:
In June 2018, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that requires entities to record share-based payment transactions for acquiring goods and services from non-employees at fair value as of adoption date. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements.

In February 2018, the FASB issued an ASU that permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 enactment of U.S. tax reform legislation. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements.

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

In February 2016, the FASB issued an ASU on lease accounting. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the statement of earnings, lessees will classify leases as either operating (resulting in straight-line expense) or financing (resulting in a front-loaded expense pattern). The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We anticipate adopting the new standard on January 1, 2019. We continue to make progress in our data collection and evaluation of our leasing arrangements, practical expedients, accounting policy elections and implementing our lease accounting system. We completed the initial design of changes to our business processes to meet the new lease accounting and disclosure requirements. At this time, we are unable to reasonably estimate the expected increase in assets and liabilities on our balance sheet for our operating leases.

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

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of control over promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In 2016 and 2017, the FASB issued several ASUs that clarified principal versus agent (gross versus net) revenue presentation considerations, confirmed the accounting for certain prepaid stored-value products and clarified the guidance for identifying performance obligations within a contract, the accounting for licenses and partial sales of nonfinancial assets. The FASB also issued two ASUs providing technical corrections, narrow scope exceptions and practical expedients to clarify and improve the implementation of the new revenue recognition guidance. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017. We adopted the new standard on January 1, 2018 on a full retrospective basis. There was no material financial impact from adopting the new revenue standards in any of the historical periods presented. Refer to the Revenue Recognition section above and Note 16, Segment Reporting, for additional information.

Reclassifications:
Certain amounts previously reported have been reclassified to conform to current-year presentation. On January 1, 2018, we adopted an ASU that changed the presentation of net periodic pension and postretirement costs on the condensed consolidated statements of earnings. As a result of this adoption, we disaggregated the components of our net periodic pension and postretirement benefit costs and moved components other than service costs to a new line item, benefit plan non-service income, located below operating income. Prior-period cost of sales, selling, general and administrative expenses and asset impairment and exit costs as well as segment operating income results were updated to reflect the reclassification. All components of net periodic pension and postretirement benefit costs are summarized in Note 10, Benefit Plans.

Note 2. Divestitures and Acquisitions

On June 7, 2018, we acquired a U.S. premium biscuit company, Tate’s Bake Shop, within our North America segment and extended our premium biscuit offerings. We paid $528 million, net of cash received, and we expect to finalize the purchase price paid later this year once final working capital adjustments are confirmed. We accounted for the transaction as a business combination. We are working to complete the valuation work and have recorded a preliminary purchase price allocation of $40 million to definite-lived intangible assets, $170 million to indefinite-lived intangible assets, $337 million to goodwill, $14 million to property, plant and equipment, $5 million to inventory, $9 million to accounts receivable, $6 million to current liabilities and $41 million to deferred tax liabilities.

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

On April 28, 2017, we completed the sale of several manufacturing facilities in France and the sale or license of several local confectionery brands. We received cash of approximately €157 million ($169 million as of April 28, 2017), net of cash divested with the businesses. On April 28, 2017, we divested $44 million of current assets, $155 million of non-current assets, $8 million of current liabilities and $22 million of non-current liabilities based on the April 28, 2017 exchange rate. During the three months ended March 31, 2018, we reversed $3 million of accrued expenses no longer required. We also incurred divestiture-related costs of $3 million in the three months and $21 million in the six months ended June 30, 2017. We recorded a $3 million loss on the sale during the three months ended June 30, 2017. Divestiture-related costs were recorded within cost of sales and selling, general and administrative expenses primarily within our Europe segment.

Note 3. Inventories

Inventories consisted of the following:

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Raw materials	$726	$711
Finished product	2,070	1,975
	2,796	2,686
Inventory reserves	(113)	(129)
Inventories, net	$2,683	$2,557

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Land and land improvements	$439	$458
Buildings and building improvements	2,950	2,979
Machinery and equipment	10,947	11,195
Construction in progress	984	1,048
	15,320	15,680
Accumulated depreciation	(6,936)	(7,003)
Property, plant and equipment, net	$8,384	$8,677

For the six months ended June 30, 2018, capital expenditures of $532 million excluded $268 million of accrued capital expenditures remaining unpaid at June 30, 2018 and included payment for a portion of the $357 million of capital expenditures that were accrued and unpaid at December 31, 2017. For the six months ended June 30, 2017, capital expenditures of $488 million excluded $190 million of accrued capital expenditures remaining unpaid at June 30, 2017 and included payment for a portion of the $343 million of capital expenditures that were accrued and unpaid at December 31, 2016.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, 2014-2018 Restructuring Program).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Latin America	$6	$6	$14	$12
AMEA	4	30	8	42
Europe	1	4	6	42
North America	2	7	8	22
Non-cash property, plant and equipment write-downs	$13	$47	$36	$118

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Latin America	$821	$901
AMEA	3,289	3,371
Europe	7,655	7,880
North America	9,237	8,933
Goodwill	$21,002	$21,085

Intangible assets consisted of the following:

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Non-amortizable intangible assets	$17,463	$17,671
Amortizable intangible assets	2,363	2,386
	19,826	20,057
Accumulated amortization	(1,464)	(1,418)
Intangible assets, net	$18,362	$18,639

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

Amortization expense for intangible assets was $44 million in each of the three months and $88 million in each of the six months ended June 30, 2018 and June 30, 2017. For the next five years, we currently estimate annual amortization expense of approximately $175 million for the next three years and approximately $85 million in years four and five (reflecting June 30, 2018 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2018	$21,085	$20,057
Currency/other	(420)	(441)
Acquisition	337	210
Balance at June 30, 2018	$21,002	$19,826

Changes to goodwill and intangibles were:

•
Acquisition – During the second quarter of 2018, in connection with the acquisition of Tate's Bake Shop, we recorded a preliminary purchase price allocation of $337 million to goodwill and $210 million to intangible assets. See Note 2, Divestitures and Acquisitions, for additional information.

During our 2017 annual testing of non-amortizable intangible assets, we recorded $70 million of impairment charges in the third quarter of 2017 related to five trademarks recorded across all regions. During that annual review, we identified thirteen brands, including the five impaired trademarks, with $938 million of aggregate book value as of June 30, 2018 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to continue to not be impaired, but if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Note 6. Equity Method Investments

Our investments accounted for under the equity method of accounting totaled $6,223 million as of June 30, 2018 and $6,345 million as of December 31, 2017. Our largest investments are in Jacobs Douwe Egberts (“JDE”) and Keurig Green Mountain, Inc. (“Keurig”).

JDE:
As of June 30, 2018, we held a 26.5% voting interest, a 26.4% ownership interest and a 26.3% profit and dividend sharing interest in JDE. We recorded JDE equity earnings of $42 million in the second quarter of 2018 and $19 million in the second quarter of 2017 and $88 million in the first six months of 2018 and $38 million in the first six months of 2017. We also recorded $73 million of cash dividends received during the first quarter of 2018 and $49 million of cash dividends received during the first quarter of 2017.

Keurig:
As of June 30, 2018, we held a 24.2% ownership interest in Keurig. We recorded Keurig equity earnings, shareholder loan interest and cash dividends of $20 million, $6 million and $2 million in the second quarter of 2018 and $15 million, $6 million and $2 million in the second quarter of 2017. We recorded Keurig equity earnings, shareholder loan interest and cash dividends of $36 million, $12 million and $5 million in the first six months of 2018 and $29 million, $12 million and $6 million in the first six months of 2017.

Keurig Dr Pepper Transaction:
On July 9, 2018, Keurig closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed Keurig Dr Pepper Inc. ("Keurig Dr Pepper", NYSE: “KDP”). Following the close of the merger, our ownership in Keurig Dr Pepper was 13.8%. In our third quarter 2018, we expect to record a gain related to the conversion of our investment in Keurig (including our shareholder loan receivable) into an investment in Keurig Dr Pepper. As we will continue to have significant influence, we will continue to account for our investment in Keurig Dr Pepper under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. We have nominated two directors to the board of Keurig Dr Pepper and will have certain additional governance rights. In our future filings, we will recast our financial statements and reflect our share of Keurig’s historical results and Keurig Dr Pepper’s ongoing results on a quarter lag basis. A lag will allow us to record our share of Keurig Dr Pepper’s results timely after they have publicly reported their results and to facilitate comparisons of our operating results across all reported periods.

Note 7. 2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a $600 million reallocation between restructuring program cash costs and capital expenditures so that now the $5.7 billion program consists of approximately $4.1 billion of restructuring program costs ($3.1 billion cash costs and $1 billion non-cash costs) and up to $1.6 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $3.6 billion related to the 2014-2018 Restructuring Program. We expect to incur the full $4.1 billion of program charges by year-end 2018.

Restructuring Costs:
We recorded restructuring charges of $112 million in the second quarter of 2018 and $148 million in the second quarter of 2017 and $164 million in the first six months of 2018 and $305 million in the first six months of 2017 within asset impairment and exit costs or benefit plan non-service income. The 2014-2018 Restructuring Program liability activity for the six months ended June 30, 2018 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2018	$464	$—	$464
Charges	125	39	164
Cash spent	(161)	—	(161)
Non-cash settlements/adjustments	—	(39)	(39)
Currency	(24)	—	(24)
Liability balance, June 30, 2018	$404	$—	$404

We spent $82 million in the second quarter of 2018 and $78 million in the second quarter of 2017 and $161 million in the first six months of 2018 and $162 million in the first six months of 2017 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $14 million in the second quarter of 2018 and $54 million in the second quarter of 2017 and $39 million in the first six months of 2018 and $126 million in the first six months of 2017. At June 30, 2018, $323 million of our net restructuring liability was recorded within other current liabilities and $81 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $70 million in the second quarter of 2018 and $63 million in the second quarter of 2017 and $132 million in the first six months of 2018 and $117 million in the first six months of 2017. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three and six months ended June 30, 2018 and June 30, 2017, and since inception of the 2014-2018 Restructuring Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America (1)	Corporate (2)	Total
	(in millions)
For the Three Months Ended June 30, 2018
Restructuring Costs	$12	$17	$63	$14	$6	$112
Implementation Costs	15	8	13	21	13	70
Total	$27	$25	$76	$35	$19	$182
For the Three Months Ended June 30, 2017
Restructuring Costs	$8	$48	$50	$26	$16	$148
Implementation Costs	10	10	19	13	11	63
Total	$18	$58	$69	$39	$27	$211
For the Six Months Ended June 30, 2018
Restructuring Costs	$36	$23	$70	$26	$9	$164
Implementation Costs	30	20	29	38	15	132
Total	$66	$43	$99	$64	$24	$296
For the Six Months Ended June 30, 2017
Restructuring Costs	$31	$73	$119	$65	$17	$305
Implementation Costs	20	20	31	25	21	117
Total	$51	$93	$150	$90	$38	$422
Total Project 2014-2018 (3)
Restructuring Costs	$466	$471	$909	$445	$107	$2,398
Implementation Costs	182	149	301	291	236	1,159
Total	$648	$620	$1,210	$736	$343	$3,557

(1)
During 2018 and 2017, our North America region implementation costs included incremental costs that we incurred related to renegotiating collective bargaining agreements that expired in February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.

(2)
During the first quarter of 2018, in connection with adopting a new pension cost classification accounting standard, we reclassified certain of our benefit plan component costs other than service costs out of operating income into a new line, benefit plan non-service income, on our condensed consolidated statements of earnings. As such, we have recast our historical operating income, segment operating income and restructuring and implementation costs by segment to reflect this reclassification, which had no impact to earnings before income taxes or net earnings. The benefit plan non-service income amounts no longer recorded in segment operating income are included within the Corporate column in the table above. The Corporate column also includes minor adjustments for rounding.

(3)	Includes all charges recorded since program inception on May 6, 2014 through June 30, 2018.

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2018		As of December 31, 2017
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$3,900	2.4%	$3,410	1.7%
Bank loans	174	13.4%	107	11.5%
Total short-term borrowings	$4,074		$3,517

As of June 30, 2018, commercial paper issued and outstanding had between 2 and 172 days remaining to maturity. Commercial paper borrowings increased since year end primarily as a result of issuances to finance the payment of long-term debt maturities, dividend payments and share repurchases during the year.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.8 billion at June 30, 2018 and $2.0 billion at December 31, 2017. Borrowings on these lines were $174 million at June 30, 2018 and $107 million at December 31, 2017.

Borrowing Arrangements:
On April 2, 2018, in connection with the tender offer described below, we entered into a $2.0 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on April 1, 2019. The agreement includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. On April 17, 2018, we borrowed $714 million on this facility to fund the debt tender described below and availability under the facility was reduced to match the borrowed amount. On May 7, 2018, we repaid the $714 million from the net proceeds received from the May 2018 $2.5 billion long-term debt issuance and terminated this credit facility.

On February 28, 2018, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 27, 2019. The agreement replaces our previous credit agreement that matured on February 28, 2018 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of June 30, 2018, no amounts were drawn on the facility.

We also maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. On October 14, 2016, the revolving credit agreement, which was scheduled to expire on October 11, 2018, was extended through October 11, 2021. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses) and the cumulative effects of any changes in accounting principles. At June 30, 2018, we complied with this covenant as our shareholders’ equity, as defined by the covenant, was $35.7 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of June 30, 2018, no amounts were drawn on the facility.

Long-Term Debt:
On May 3, 2018, we issued $2.5 billion of U.S. dollar-denominated, fixed-rate notes consisting of:

•	$750 million of 3.000% notes that mature in May 2020

•	$750 million of 3.625% notes that mature in May 2023

•	$700 million of 4.125% notes that mature in May 2028

•	$300 million of 4.625% notes that mature in May 2048
On May 7, 2018, we received net proceeds of $2.48 billion that were used to repay amounts outstanding under our revolving credit agreement facility and for other general corporate purposes, including the repayment of outstanding commercial paper borrowings and other debt. We recorded approximately $22 million of discounts and deferred financing costs net of various fees associated for the bond transaction and underwriter fee reimbursement, which will be amortized into interest expense over the life of the notes.

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
We financed the repurchase of the notes, including the payment of accrued interest and other costs incurred, from the $2.0 billion revolving credit agreement entered into on April 2, 2018. We recorded a loss on debt extinguishment of $140 million within interest and other expense, net related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts, deferred financing and other cash costs in earnings at the time of the debt extinguishment. Cash costs related to tendering the debt are included in long-term debt repayments in the condensed consolidated statement of cash flows for the six months ended June 30, 2018.

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

Our weighted-average interest rate on our total debt was 2.4% as of June 30, 2018, 2.1% as of December 31, 2017 and 2.2% as of December 31, 2016.

Fair Value of Our Debt:
The fair value of our short-term borrowings at June 30, 2018 and December 31, 2017 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At June 30, 2018, the aggregate fair value of our total debt was $20,089 million and its carrying value was $19,711 million. At December 31, 2017, the aggregate fair value of our total debt was $18,354 million and its carrying value was $17,652 million.

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Interest expense, debt	$115	$103	$217	$206
Loss on debt extinguishment	140	11	140	11
Loss/(gain) related to interest rate swaps	5	—	(9)	—
Other (income)/expense, net	(12)	10	(20)	26
Interest and other expense, net	$248	$124	$328	$243

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2018		As of December 31, 2017
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$20	$403	$15	$509
Net investment hedge contracts	385	—	—	—
	$405	$403	$15	$509
Derivatives not designated as accounting hedges:
Currency exchange contracts	$111	$53	$65	$76
Commodity contracts	217	122	84	229
Interest rate contracts	7	5	15	11
	$335	$180	$164	$316
Total fair value	$740	$583	$179	$825

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of June 30, 2018
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$58	$—	$58	$—
Commodity contracts	95	65	30	—
Interest rate contracts	(381)	—	(381)	—
Net investment hedge contracts	385	—	385	—
Total derivatives	$157	$65	$92	$—

	As of December 31, 2017
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$(11)	$—	$(11)	$—
Commodity contracts	(145)	(138)	(7)	—
Interest rate contracts	(490)	—	(490)	—
Total derivatives	$(646)	$(138)	$(508)	$—

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. We are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. In connection with our exchange-traded derivatives, we have recorded margin requirements of $25 million as of June 30, 2018 within accounts payable and margin deposits of $171 million as of December 31, 2017 within other current assets.

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

Derivative Volume:
The net notional values of our hedging instruments were:

	Notional Amount
	As of June 30, 2018	As of December 31, 2017
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,378	$7,089
Forecasted transactions	2,355	2,213
Commodity contracts	580	1,204
Interest rate contracts	9,117	6,532
Net investment hedge contracts	7,114	—
Net investment hedge debt:
Euro notes	3,581	3,679
British pound sterling notes	448	459
Swiss franc notes	1,413	1,694
Canadian dollar notes	457	—

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Accumulated (loss)/gain at beginning of period	$(159)	$(103)	$(113)	$(121)
Transfer of realized (gains)/losses in fair value to earnings	5	(4)	(9)	3
Unrealized gain/(loss) in fair value	21	16	(11)	27
Accumulated (loss)/gain at end of period	$(133)	$(91)	$(133)	$(91)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$1	$—	$1
Commodity contracts	$—	$3	$—	$(4)
Interest rate contracts	(5)	—	9	—
Total	$(5)	$4	$9	$(3)

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$(14)	$—	$(26)
Commodity contracts	—	6	—	6
Interest rate contracts	21	24	(11)	47
Total	$21	$16	$(11)	$27

We recognized a loss of $5 million in the three months and a gain of $9 million in the six months ended June 30, 2018 in interest and other expense, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed.

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

Based on current market conditions, we would expect to transfer gains of less than $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of June 30, 2018, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 5 years and 4 months.

Fair Value Hedges:
Pre-tax gains/(losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Borrowings	$—	$1	$1	$(2)
Derivatives	—	(1)	(1)	2
Total	$—	$—	$—	$—

The carrying amount of our hedged fixed interest rate debt is detailed below and is recorded in the current portion of long-term debt as this debt will mature during the third quarter of 2018.

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Notional value of borrowings (and related derivatives)	$(279)	$(801)
Cumulative fair value hedging adjustments	(1)	—
Carrying amount of borrowings	$(280)	$(801)

Hedges of Net Investments in International Operations:
Beginning in the first quarter of 2018, we entered into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of June 30, 2018 was $7.1 billion. The after-tax gain on these net investment hedge contracts was recorded in the cumulative translation adjustment section of other comprehensive income and was $276 million for the three months and $265 million for the six months ended June 30, 2018. There were no after-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings in the three or six months ended June 30, 2018. We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings. Amounts excluded from the assessment of hedge effectiveness were $33 million for the three months and $50 million for the six months ended June 30, 2018 and were recorded as income in interest and other expense, net.

After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Euro notes	$151	$(168)	$76	$(196)
British pound sterling notes	21	(10)	8	(15)
Swiss franc notes	42	(49)	16	(64)
Canadian notes	6	—	4	—

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain/(Loss) Recognized in Earnings
	2018	2017	2018	2017
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$7	$3	$14	$5	Interest and other expense, net
Forecasted transactions	72	18	65	2	Cost of sales
Forecasted transactions	—	1	(5)	(2)	Interest and other expense, net
Forecasted transactions	(1)	2	(4)	2	Selling, general and administrative expenses
Commodity contracts	(48)	(97)	101	(160)	Cost of sales
Total	$30	$(73)	$171	$(153)

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$10	$10	$37	$38
Interest cost	15	16	50	49
Expected return on plan assets	(22)	(25)	(114)	(108)
Amortization:
Net loss from experience differences	9	9	42	40
Prior service cost/(benefit)	—	—	(1)	—
Settlement losses and other expenses	8	18	—	1
Net periodic pension cost	$20	$28	$14	$20

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$22	$22	$75	$77
Interest cost	30	31	102	97
Expected return on plan assets	(44)	(50)	(231)	(212)
Amortization:
Net loss from experience differences	20	17	84	81
Prior service cost/(benefit)	1	1	(1)	(1)
Settlement losses and other expenses	15	21	—	2
Net periodic pension cost	$44	$42	$29	$44

Within settlement losses and other expenses are losses of $3 million for the three and six months ended June 30, 2018 and $11 million for the three and six months ended June 30, 2017, that are related to our 2014-2018 Restructuring Program and are recorded within asset impairment and exit costs on our condensed consolidated statements of earnings.

Employer Contributions:
During the six months ended June 30, 2018, we contributed $5 million to our U.S. pension plans and $199 million to our non-U.S. pension plans, including $137 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of June 30, 2018, over the remainder of 2018, we plan to make further contributions of approximately $34 million to our U.S. plans and approximately $102 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
In the United States, we contribute to multiemployer pension plans based on obligations arising from our collective bargaining agreements. The most individually significant multiemployer plan we participated in as of the beginning of the second quarter of 2018 was the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund”). Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the Bakery, Confectionery, Tobacco and Grain Millers Union (“BCTGM”). All of those collective bargaining agreements expired in 2016.

During the second quarter of 2018, we implemented two aspects of our second revised last, best and final offer made to the BCTGM with respect to 7 of the 8 expired collective bargaining agreements. Implementation resulted in our withdrawing from the Fund with respect to those employees covered by the 7 collective bargaining agreements. In connection with that action, we estimated a partial withdrawal liability of $567 million and within our North America segment, we recorded a discounted liability and charge of $408 million, $305 million net of tax, which represents our best estimate of the partial withdrawal liability absent an assessment from the Fund. We may receive an assessment in 2018 or later, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability in installments over a period of 20 years from the date of the assessment. We determined the net present value of the liability using a risk-free interest rate. We recorded the pre-tax non-cash charge in selling, general and administrative expense (and in other non-cash items, net in the condensed consolidated statement of cash flows) and the liability in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care benefit consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$1	$2	$3	$4
Interest cost	3	3	7	7
Amortization:
Net loss from experience differences	3	4	7	7
Prior service credit (1)	(9)	(10)	(19)	(20)
Net periodic postretirement health care benefit	$(2)	$(1)	$(2)	$(2)

(1)
Amortization of prior service credit included gains of $8 million for the three months ended June 30, 2018 and June 30, 2017 and $16 million for the six months ended June 30, 2018 and June 30, 2017 related to a change in the eligibility requirement and a change in benefits to Medicare-eligible participants.

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$1	$2	$3	$3
Interest cost	1	1	2	2
Amortization of net gains	—	(1)	(1)	(2)
Net periodic postemployment cost	$2	$2	$4	$3

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2018	48,434,655	$29.92	5 years	$626	million
Annual grant to eligible employees	5,666,530	43.51
Additional options issued	82,720	40.82
Total options granted	5,749,250	43.47
Options exercised (1)	(4,541,932)	25.60		$81	million
Options canceled	(541,994)	38.39
Balance at June 30, 2018	49,099,979	31.81	6 years	$478	million

(1)
Cash received from options exercised was $31 million in the three months and $116 million in the six months ended June 30, 2018. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $1 million in the three months and $9 million in the six months ended June 30, 2018.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2018	7,669,705		$39.74
Annual grant to eligible employees:		Feb 22, 2018
Performance share units	1,048,770		51.23
Deferred stock units	788,310		43.51
Additional shares granted (1)	306,426	Various	40.97
Total shares granted	2,143,506		46.92	$101	million
Vested (2)	(2,162,663)		38.33	$83	million
Forfeited (2)	(352,565)		40.10
Balance at June 30, 2018	7,297,983		42.25

(1)	Includes performance share units and deferred stock units.

(2)
Includes performance share units, deferred stock units and historically granted restricted stock. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled less than $1 million in the three months and $4 million in the six months ended June 30, 2018.

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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2018, we had repurchased $13.0 billion of Common Stock pursuant to this authorization. During the six months ended June 30, 2018, we repurchased approximately 27.6 million shares of Common Stock at an average cost of $41.65 per share, or an aggregate cost of approximately $1.2 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2018, we have $5.5 billion in remaining share repurchase capacity.

Note 12. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($55 million as of June 30, 2018) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($85 million as of June 30, 2018). We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015, December 2015 and October 2017 on the same issue but covering the periods January to October 2014, November 2014 to September 2015 and October 2015 to June 2017, respectively. These notices added a total of 4.9 billion Indian rupees ($72 million as of June 30, 2018) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority plus interest. With the implementation of the new Goods and Services Tax in India in July 2017, we will not receive any further show cause notices for additional amounts on this issue. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the Northern District of Illinois. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2018, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

A tax indemnification matter related to our 2007 acquisition of the LU biscuit business was closed during the quarter ended June 30, 2018. The closure had no impact on net earnings, however, it did result in a $15 million tax benefit that was fully offset by an $11 million expense in selling, general and administrative expenses and a $4 million expense in interest and other expense, net.

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

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $45 million in the second quarter of 2018 and $41 million in the second quarter of 2017 and $72 million in the first six months of 2018 and $83 million in the first six months of 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(7,549)	$(8,375)	$(7,741)	$(8,914)
Currency translation adjustments	(718)	252	(558)	764
Tax (expense)/benefit	(156)	128	(109)	159
Other comprehensive earnings/(losses)	(874)	380	(667)	923
Less: (earnings)/loss attributable to noncontrolling interests	12	(12)	(3)	(16)
Balance at end of period	(8,411)	(8,007)	(8,411)	(8,007)
Pension and Other Benefit Plans:
Balance at beginning of period	$(2,150)	$(2,086)	$(2,144)	$(2,087)
Net actuarial gain/(loss) arising during period	38	16	45	9
Tax (expense)/benefit on net actuarial gain/(loss)	(9)	(2)	(9)	—
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	44	42	91	83
Settlement losses and other expenses (1)	8	15	15	18
Tax expense/(benefit) on reclassifications (2)	(12)	(12)	(25)	(21)
Currency impact	99	(92)	45	(121)
Other comprehensive earnings/(losses)	168	(33)	162	(32)
Balance at end of period	(1,982)	(2,119)	(1,982)	(2,119)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(159)	$(103)	$(113)	$(121)
Net derivative gains/(losses)	17	22	(12)	29
Tax (expense)/benefit on net derivative gain/(loss)	(4)	(1)	(4)	4
Losses/(gains) reclassified into net earnings:
Currency exchange contracts – forecasted transactions (3)	—	(1)	—	—
Commodity contracts (3)	—	(2)	—	6
Interest rate contracts (4)	7	—	(11)	—
Tax expense/(benefit) on reclassifications (2)	(2)	(1)	2	(3)
Currency impact	8	(5)	5	(6)
Other comprehensive earnings/(losses)	26	12	(20)	30
Balance at end of period	(133)	(91)	(133)	(91)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(9,858)	$(10,564)	$(9,998)	$(11,122)
Total other comprehensive earnings/(losses)	(680)	359	(525)	921
Less: (earnings)/loss attributable to noncontrolling interests	12	(12)	(3)	(16)
Other comprehensive earnings/(losses) attributable to Mondelēz International	(668)	347	(528)	905
Balance at end of period	$(10,526)	$(10,217)	$(10,526)	$(10,217)

(1)	These reclassified losses are included in the components of net periodic benefit costs disclosed in Note 10, Benefit Plans.

(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.

(3)	These reclassified gains or losses are recorded within cost of sales.

(4)	These reclassified gains or losses are recorded within interest and other expense, net.

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

Certain impacts of the new legislation would have generally required accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018. While our accounting for the enactment of the new U.S. tax legislation is not complete, during the three months ended June 30, 2018, we recorded an additional $2 million discrete net tax benefit, consisting of an $8 million decrease in our transition tax liability that was partially offset by $6 million of costs from other provisional tax reform updates. During the six months ended June 30, 2018, we recorded $87 million in discrete net tax costs primarily comprised of an increase to our transition tax liability of $86 million as a result of additional guidance issued by the Internal Revenue Service and various state taxing authorities, new state legislation enacted during the period and further refinement of various components of the underlying calculations.

Based on current tax laws, our estimated annual effective tax rate for 2018, excluding discrete tax impacts, is 21.9%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions and the reduction in the U.S. federal tax rate, partially offset by unfavorable provisions within the new U.S. tax reform legislation. Our 2018 second quarter effective tax rate of 5.6% was favorably impacted by a discrete net tax benefit of $32 million. The discrete net tax benefit primarily consisted of $27 million benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions. Our effective tax rate for the six months ended June 30, 2018 of 22.8% was unfavorably impacted by net tax expense of $14 million from discrete one-time events. The discrete net tax expense primarily consisted of $86 million of additional transition tax liability recognized as an adjustment to the prior provisional estimate, offset by $43 million benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in various jurisdictions and a $22 million benefit related to pending Argentinean refund claims.

As of the end of the second quarter of 2017, our estimated annual effective tax rate for 2017, excluding discrete tax impacts, was 25.8%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by an increase in domestic earnings. Our 2017 second quarter effective tax rate of 16.2% was favorably impacted by net tax benefits from $47 million of discrete one-time events. The discrete net tax benefits primarily consisted of a $46 million benefit from release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions. Our effective tax rate for the six months ended June 30, 2017 of 19.2% was favorably impacted by net tax benefits of $83 million from discrete one-time events. The discrete net tax benefits primarily consisted of a $62 million benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in various jurisdictions and a $16 million benefit relating to the U.S. domestic production activities deduction.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Net earnings	$325	$500	$1,269	$1,133
Noncontrolling interest (earnings)	(2)	(2)	(8)	(5)
Net earnings attributable to Mondelēz International	$323	$498	$1,261	$1,128
Weighted-average shares for basic EPS	1,475	1,519	1,482	1,524
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	13	20	14	20
Weighted-average shares for diluted EPS	1,488	1,539	1,496	1,544
Basic earnings per share attributable to Mondelēz International	$0.22	$0.33	$0.85	$0.74
Diluted earnings per share attributable to Mondelēz International	$0.22	$0.32	$0.84	$0.73

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 12.7 million in the second quarter of 2018 and 8.6 million in the second quarter of 2017 and 11.2 million in the first six months of 2018 and 7.7 million in the first six months of 2017.

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

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles, gains and losses on divestitures and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage benefit plan non-service income and interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net revenues:
Latin America	$774	$848	$1,665	$1,758
AMEA	1,360	1,394	2,902	2,885
Europe	2,303	2,171	5,009	4,536
North America	1,675	1,573	3,301	3,221
Net revenues	$6,112	$5,986	$12,877	$12,400
Earnings before income taxes:
Operating income:
Latin America	$92	$102	$218	$213
AMEA	177	161	405	342
Europe	367	321	864	714
North America	(95)	225	180	517
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	88	(46)	294	(97)
General corporate expenses	(91)	(80)	(155)	(137)
Amortization of intangibles	(44)	(44)	(88)	(88)
Loss on divestiture	—	(3)	—	(3)
Acquisition-related costs	(13)	—	(13)	—
Operating income	481	636	1,705	1,461
Benefit plan non-service income (1)	15	5	28	20
Interest and other expense, net	(248)	(124)	(328)	(243)
Earnings before income taxes	$248	$517	$1,405	$1,238

(1)
During the first quarter of 2018, in connection with adopting a new pension cost classification accounting standard, we reclassified certain of our benefit plan component costs other than service costs out of operating income into a new line item, benefit plan non-service income, on our condensed consolidated statements of earnings. As such, we have recast our historical operating income and segment operating income to reflect this reclassification, which had no impact to earnings before income taxes or net earnings.

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

Net revenues by product category were:

	For the Three Months Ended June 30, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$192	$387	$810	$1,403	$2,792
Chocolate	161	440	1,003	46	1,650
Gum & Candy	224	236	200	226	886
Beverages	116	173	19	—	308
Cheese & Grocery	81	124	271	—	476
Total net revenues	$774	$1,360	$2,303	$1,675	$6,112

	For the Three Months Ended June 30, 2017 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$200	$356	$734	$1,301	$2,591
Chocolate	194	424	930	50	1,598
Gum & Candy	241	238	204	222	905
Beverages	129	189	24	—	342
Cheese & Grocery	84	187	279	—	550
Total net revenues	$848	$1,394	$2,171	$1,573	$5,986

	For the Six Months Ended June 30, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$375	$829	$1,605	$2,736	$5,545
Chocolate	404	1,013	2,426	103	3,946
Gum & Candy	448	471	386	462	1,767
Beverages	277	345	47	—	669
Cheese & Grocery	161	244	545	—	950
Total net revenues	$1,665	$2,902	$5,009	$3,301	$12,877

	For the Six Months Ended June 30, 2017 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$370	$756	$1,399	$2,634	$5,159
Chocolate	453	938	2,139	120	3,650
Gum & Candy	454	467	397	467	1,785
Beverages	322	362	65	—	749
Cheese & Grocery	159	362	536	—	1,057
Total net revenues	$1,758	$2,885	$4,536	$3,221	$12,400

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

While our accounting for the enactment of the new U.S. tax legislation is not complete, we have recorded an additional $2 million discrete net tax benefit in the second quarter of 2018 consisting of an $8 million decrease in our transition tax liability that was partially offset by $6 million costs from other provisional tax reform updates. Our estimated annual effective tax rate for 2018 is 21.9%, which includes the new provisions of the legislation that are effective for the 2018 tax year but excludes discrete tax items such as the updates to the transition tax liability and the impacts of audit settlements.

Multiemployer Pension Plan Partial Withdrawal

In the United States, we contribute to multiemployer pension plans based on obligations arising from our collective bargaining agreements. The most individually significant multiemployer plan we participated in as of the beginning of the second quarter of 2018 was the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund”). Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the Bakery, Confectionery, Tobacco and Grain Millers Union (“BCTGM”). All of those collective bargaining agreements expired in 2016.

During the second quarter of 2018, we implemented two aspects of our second revised last, best and final offer made to the BCTGM with respect to 7 of the 8 expired collective bargaining agreements. Implementation resulted in our withdrawing from the Fund with respect to those employees covered by the 7 collective bargaining agreements. In connection with that action, we estimated a partial withdrawal liability of $567 million and within our North America segment, we recorded a discounted liability and charge of $408 million, $305 million net of tax, which represents our best estimate of the partial withdrawal liability absent an assessment from the Fund. We may receive an assessment in 2018 or later, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability in installments over a period of 20 years from the date of the assessment. We determined the net present value of the liability using a risk-free interest rate. We recorded the pre-tax non-cash charge in selling, general and administrative expense (and in other non-cash items, net in the condensed consolidated statement of cash flows) and the liability in long-term other liabilities.

2017 Malware Incident

On June 27, 2017, a global malware incident impacted our business. The malware affected a significant portion of our global sales, distribution and financial networks. In the last four days of the second quarter and during the third quarter of 2017, we executed business continuity and contingency plans to contain the impact, minimize damages and restore our systems environment. To date, we have not found, nor do we expect to find, any instances of Company or personal data released externally. We have also restored our main operating systems and processes and enhanced our system security.

For the second quarter of 2017, we estimated that the malware incident had a negative impact of 2.3% on our net revenue growth and 2.4% on our Organic Net Revenue growth. We also incurred incremental expenses of $7 million as a result of the incident. We recognized the majority of delayed second quarter shipments in our third quarter 2017 results, although we permanently lost some revenue. On a 2017 full-year basis, we estimated the loss of revenue had a negative impact of 0.4% on our net revenue and Organic Net Revenue growth. We also incurred total incremental expenses of $84 million predominantly during the second half of 2017 as part of the recovery effort. The recovery from the incident was largely resolved by December 31, 2017 and we continued efforts to strengthen our security measures and further mitigate cybersecurity risks.

Summary of Results

•
Net revenues increased 2.1% to $6.1 billion in the second quarter of 2018 and increased 3.8% to $12.9 billion in the first six months of 2018 as compared to the same periods in the prior year. During the second quarter and first six months of 2018, net revenues grew due to favorable volume/mix and higher net pricing. Favorable volume/mix was in part due to the lapping of last year's malware incident. Net revenues also were positively affected by favorable currency translation as the U.S. dollar weakened against several currencies in which we operate compared to exchange rates in the prior year. Net revenue growth was partially offset by the impact of several prior-year business divestitures, which reduced revenues in 2018 as compared to the prior year.

•
Organic Net Revenue, a non-GAAP financial measure, increased 3.5% to $6.1 billion in the second quarter of 2018 and increased 2.9% to $12.5 billion in the first six months of 2018 as compared to same periods in the prior year. During the second quarter and first six months of 2018, Organic Net Revenue increased as a result of favorable volume/mix and higher net pricing. Favorable volume/mix was in part due to the lapping of last year's malware incident. Refer to our Discussion and Analysis of Historical Results, including the Results of Operations by Reportable Segment for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•
Diluted EPS attributable to Mondelēz International decreased 31.3% to $0.22 in the second quarter of 2018 and increased 15.1% to $0.84 in the first six months of 2018 as compared to the same periods in the prior year. The diluted EPS decline in the second quarter of 2018 was driven by the impact of pension participation changes and the loss on debt extinguishment, partially offset by favorable mark-to-market impacts from currency and commodity derivatives, operating gains and share repurchases. The diluted EPS increase during the first six months of 2018 was driven by favorable mark-to-market impacts from currency and commodity derivatives, operating gains and share repurchases partially offset by the impact from pension participation changes and the loss on debt extinguishment.

•
Adjusted EPS, a non-GAAP financial measure, increased 16.7% to $0.56 in the second quarter of 2018 and increased 17.0% to $1.17 in the first six months of 2018 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 14.6% to $0.55 in the second quarter of 2018 and increased 12.0% to $1.12 in the first six months of of 2018 as compared to the same periods in the prior year. For the second quarter and first six months of 2018, operating gains and lower shares outstanding were significant drivers of the growth. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Outlook

We seek to achieve profitable, long-term growth and manage our business to attain this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. We use these non-GAAP financial metrics and related computations, such as margins, internally to evaluate and manage our business and to plan and make near- and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to our U.S. GAAP financial results. We believe providing investors with the same financial information that we use internally ensures that investors have the same data to make comparisons of our historical operating results, identify trends in our underlying operating results and gain additional insight and transparency on how we evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our GAAP results, and we have provided reconciliations between our GAAP and non-GAAP financial measures in Non-GAAP Financial Measures, which appears later in this section.

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2017.

•	Market conditions. Snack categories grew in the second quarter of 2018 and volatility in the global currency and commodity markets continued.

•
Argentina, Brexit and currency volatility. During the second quarter of 2018, primarily based on published estimates which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%, we concluded that Argentina has become a highly inflationary economy. Beginning July 1, 2018, we expect to apply highly inflationary accounting for our Argentinian subsidiaries. Our Argentinian operations contributed $267 million, or 2.1% of consolidated net revenues in the six months ended June 30, 2018. Based on a review of our Argentinian peso-denominated monetary assets and liabilities, our Argentinian operations had an immaterial net monetary liability position as of June 30, 2018. Having a net monetary liability position may mitigate our risk of unfavorable impacts from any further currency devaluations, however, the mix of assets and liabilities or other factors could change, so it is difficult to predict the overall impact of the highly inflationary accounting on net earnings. We also continue to monitor the U.K. planned exit from the European Union (Brexit) and its impact on our results as well as currencies at risk of devaluation.

•
Collective bargaining agreements. During the second quarter of 2018, we implemented two aspects of our second revised last, best and final offer made to the BCTGM, resulting in our withdrawing from the Fund with respect to the employees covered by the 7 of the 8 collective bargaining agreements. We estimated a partial withdrawal liability of $567 million and within our North America segment, we recorded a discounted liability and charge of $408 million, $305 million net of tax, which represents our best estimate of the partial withdrawal liability absent an assessment from the Fund. We may receive an assessment in 2018 or later, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability in installments over a period of 20 years from the assessment date.

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

•
Net investment hedge contracts. In 2018, we entered into cross-currency interest rate swaps and forward contracts with an aggregate notional value of $7.1 billion to hedge our non-U.S. net investments against movements in exchange rates. We expect this hedging to reduce volatility in some of our financing costs and related currency impacts within our interest costs.

•
Keurig Dr Pepper transaction. On July 9, 2018, Keurig closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed Keurig Dr Pepper Inc. ("Keurig Dr Pepper", NYSE: “KDP”). Following the close of the merger, our ownership in Keurig Dr Pepper was 13.8%. In our third quarter 2018, we expect to record a gain related to the conversion of our investment in Keurig (including our shareholder loan receivable) into an investment in Keurig Dr Pepper. Also, in our future filings, we will recast our financial statements and reflect our share of Keurig’s historical results and Keurig Dr Pepper’s ongoing results on a quarter lag basis.

For more information on these items, refer to our Discussion and Analysis of Historical Results and Commodity Trends appearing later in this section, as well as Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, Note 6, Equity Method Investments, Note 7, 2014-2018 Restructuring Program, Note 9, Financial Instruments, Note 10, Benefit Plans and Note 14, Income Taxes.

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2018	2017	2018	2017
		(in millions, except percentages)
2014-2018 Restructuring Program:	Note 7
Restructuring charges		$(112)	$(148)	$(164)	$(305)
Implementation charges		(70)	(63)	(132)	(117)
(Loss)/gain related to interest rate swaps	Note 8 & 9	(5)	—	9	—
Loss on debt extinguishment	Note 8	(140)	(11)	(140)	(11)
Intangible asset impairment charges (1)		—	(38)	—	(38)
CEO transition remuneration (2)		(10)	—	(14)	—
Acquisition and divestiture-related costs	Note 2
Acquisition-related costs		(13)	—	(13)	—
Loss on divestiture		—	(3)	—	(3)
Divestiture-related costs		—	(9)	3	(28)
Mark-to-market gains/(losses) from derivatives	Note 9	88	(46)	294	(97)
Impact from resolution of tax matters	Note 12	(15)	—	(15)	58
Impact from pension participation changes	Note 10	(408)	—	(408)	—
Malware incident incremental expenses		—	(7)	—	(7)
U.S. tax reform discrete net tax expense (3)	Note 14	(2)	—	87	—
Effective tax rate	Note 14	5.6%	16.2%	22.8%	19.2%

(1)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on prior-year intangible asset impairment charges.

(2)	Please see the Non-GAAP Financial Measures section at the end of this item for additional information.

(3)	Refer to Note 14, Income Taxes, for more information on the impact of U.S. tax reform.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and six months ended June 30, 2018 and 2017.

Three Months Ended June 30:

	For the Three Months Ended June 30,
	2018	2017	$ change	% change
	(in millions, except per share data)
Net revenues	$6,112	$5,986	$126	2.1%
Operating income	481	636	(155)	(24.4)%
Net earnings attributable to Mondelēz International	323	498	(175)	(35.1)%
Diluted earnings per share attributable to Mondelēz International	0.22	0.32	(0.10)	(31.3)%

Net Revenues – Net revenues increased $126 million (2.1%) to $6,112 million in the second quarter of 2018, and Organic Net Revenue (1) increased $203 million (3.5%) to $6,079 million. Power Brands net revenues increased 5.2%, including a favorable currency impact, and Power Brands Organic Net Revenue increased 4.7%. Emerging markets net revenues increased 0.2%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 4.7%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2018
Change in net revenues (by percentage point)
Total change in net revenues	2.1%
Add back the following items affecting comparability:
Favorable currency	(0.4	)pp
Impact of acquisition	(0.1	)pp
Impact of divestitures	1.9	pp
Total change in Organic Net Revenue (1)	3.5%
Favorable volume/mix	2.1	pp
Higher net pricing	1.4	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 2.1% was driven by our underlying Organic Net Revenue growth of 3.5%, favorable currency and the impact of an acquisition, partially offset by the impact of divestitures. Our underlying Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix included the benefit from lapping last year's malware incident, partially offset by the unfavorable impacts from the Brazil trucking strike and the shift of Easter-related shipments into the first quarter of 2018. Favorable volume/mix was reflected in North America and Europe, partially offset by unfavorable volume/mix in Latin America and AMEA. Net pricing was up, which includes the benefit of carryover pricing from 2017 as well as the effects of input cost-driven pricing actions taken during 2018. Higher net pricing was reflected in Latin America, AMEA and North America, partially offset by lower net pricing in Europe. Favorable currency impacts increased net revenues by $26 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Chinese yuan, partially offset by the strength of the U.S. dollar relative to several other currencies, including the Argentinian peso, Brazilian real and Russian ruble. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $7 million in the second quarter of 2018. The impact of divestitures that occurred in 2017 resulted in a year-over-year decline in net revenues of $110 million. Refer to Note 2, Divestitures and Acquisitions, for additional information.

Operating Income – Operating income decreased $155 million (24.4%) to $481 million in the second quarter of 2018, Adjusted Operating Income (1) increased $112 million (12.4%) to $1,018 million and Adjusted Operating Income on a constant currency basis (1) increased $102 million (11.3%) to $1,008 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended June 30, 2017	$636
2014-2018 Restructuring Program costs (2)	199
Intangible asset impairment charges	38
Mark-to-market losses from derivatives (3)	46
Malware incident incremental expenses	7
Divestiture-related costs (4)	4
Operating income from divestitures (4)	(28)
Loss on divestiture (4)	3
Other/rounding	1
Adjusted Operating Income (1) for the Three Months Ended June 30, 2017	$906
Higher net pricing	84
Higher input costs	(18)
Favorable volume/mix	43
Lower selling, general and administrative expenses	19
Property insurance recovery	(27)
Other/rounding	1
Total change in Adjusted Operating Income (constant currency) (1)	102	11.3%
Favorable currency translation	10
Total change in Adjusted Operating Income (1)	112	12.4%
Adjusted Operating Income (1) for the Three Months Ended June 30, 2018	$1,018
2014-2018 Restructuring Program costs (2)	(179)
Mark-to-market gains from derivatives (3)	88
Acquisition integration costs (5)	(2)
Acquisition-related costs (4)	(13)
Impact from pension participation changes (6)	(408)
Impact from resolution of tax matters (7)	(11)
CEO transition remuneration (1)	(10)
Other/rounding	(2)
Operating Income for the Three Months Ended June 30, 2018	$481	(24.4)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 7, 2014-2018 Restructuring Program, for more information.

(3)
Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on prior-year divestitures and the June 7, 2018 acquisition of Tate's Bake Shop.

(5)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the acquisition of a biscuit business in Vietnam.

(6)	Refer to Note 10, Benefit Plans, for more information.

(7)	Refer to Note 12, Commitments and Contingencies – Tax Matters, for more information.

During the second quarter of 2018, we realized higher net pricing, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2017 as well as the effects of input cost-driven pricing actions taken during 2018, was driven by Latin America, AMEA and North America, partially offset by lower net pricing in Europe. The increase in input costs was driven by higher raw material costs, primarily higher dairy, packaging, energy and oils costs, partially offset by lower manufacturing costs due to productivity efforts. Favorable volume/mix was driven by North America and Europe, which was partially offset by unfavorable volume/mix in AMEA and Latin America.

Total selling, general and administrative expenses increased $449 million from the second quarter of 2017, due to a number of factors noted in the table above, including in part, the impact from pension participation changes, a prior-year property insurance recovery, acquisition-related costs, the impact from the resolution of a tax matter, CEO transition remuneration and unfavorable currency impact. Excluding these factors, selling, general and administrative expenses decreased $19 million from the second quarter of 2017. The decrease was driven primarily by lower advertising and consumer promotion costs and lower overhead costs.

Favorable currency changes increased operating income by $10 million due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Chinese yuan, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinian peso, Brazilian real and Russian ruble.

Operating income margin decreased from 10.6% in the second quarter of 2017 to 7.9% in the second quarter of 2018. The decrease in operating income margin was driven primarily by the impact from pension participation changes, acquisition-related costs and the impact of prior-year divestitures, partially offset by the year-over-year favorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, an increase in our Adjusted Operating Income margin, the absence of intangible asset impairment charges and lower 2014-2018 Restructuring Program costs. Adjusted Operating Income margin increased from 15.4% in the second quarter of 2017 to 16.7% in the second quarter of 2018. The increase in Adjusted Operating Income margin was driven primarily by lower manufacturing costs, lower advertising and consumer promotion costs and overhead leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $323 million decreased by $175 million (35.1%) in the second quarter of 2018. Diluted EPS attributable to Mondelēz International was $0.22 in the second quarter of 2018, down $0.10 (31.3%) from the second quarter of 2017. Adjusted EPS (1) was $0.56 in the second quarter of 2018, up $0.08 (16.7%) from the second quarter of 2017. Adjusted EPS on a constant currency basis (1) was $0.55 in the second quarter of 2018, up $0.07 (14.6%) from the second quarter of 2017.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2017	$0.32
2014-2018 Restructuring Program costs (2)	0.10
Intangible asset impairment charges	0.02
Mark-to-market losses from derivatives (2)	0.03
Malware incident incremental expenses	—
Divestiture-related costs (2)	—
Net earnings from divestitures (2)	(0.01)
Loss on divestiture (2)	—
Loss on debt extinguishment (3)	0.01
Equity method investee acquisition-related and other adjustments (4)	0.01
Adjusted EPS (1) for the Three Months Ended June 30, 2017	$0.48
Increase in operations	0.06
Property insurance recovery	(0.01)
Increase in equity method investment net earnings	0.01
Changes in interest and other expense, net (5)	—
Changes in income taxes (6)	(0.01)
Changes in shares outstanding (7)	0.02
Adjusted EPS (constant currency) (1) for the Three Months Ended June 30, 2017	$0.55
Favorable currency translation	0.01
Adjusted EPS (1) for the Three Months Ended June 30, 2018	$0.56
2014-2018 Restructuring Program costs (2)	(0.09)
Mark-to-market gains from derivatives (2)	0.05
Acquisition integration costs (2)	—
Acquisition-related costs (2)	(0.01)
Impact from pension participation changes (2)	(0.20)
Impact from resolution of tax matters (2)	—
CEO transition remuneration (2)	(0.01)
Loss related to interest rate swaps (8)	—
Loss on debt extinguishment (3)	(0.07)
U.S. tax reform discrete net tax expense (9)	—
Equity method investee acquisition-related and other adjustments (4)	(0.01)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2018	$0.22

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

(4)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

(5)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.

(6)	Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.

(7)
Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.

(8)	Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(9)	Refer to Note 14, Income Taxes, for more information on the impact of the U.S. tax reform.

Six Months Ended June 30:

	For the Six Months Ended June 30,
	2018	2017	$ change	% change
	(in millions, except per share data)
Net revenues	$12,877	$12,400	$477	3.8%
Operating income	1,705	1,461	244	16.7%
Net earnings attributable to Mondelēz International	1,261	1,128	133	11.8%
Diluted earnings per share attributable to Mondelēz International	0.84	0.73	0.11	15.1%

Net Revenues – Net revenues increased $477 million (3.8%) to $12,877 million in the first six months of 2018, and Organic Net Revenue (1) increased $353 million (2.9%) to $12,507 million. Power Brands net revenues increased 6.8%, including a favorable currency impact, and Power Brands Organic Net Revenue increased 3.7%. Emerging markets net revenues increased 4.0%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 5.1%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2018
Change in net revenues (by percentage point)
Total change in net revenues	3.8%
Add back the following items affecting comparability:
Favorable currency	(2.9	)pp
Impact of acquisition	(0.1	)pp
Impact of divestitures	2.1	pp
Total change in Organic Net Revenue (1)	2.9%
Favorable volume/mix	1.9	pp
Higher net pricing	1.0	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 3.8% was driven by our underlying Organic Net Revenue growth of 2.9%, favorable currency and the impact of an acquisition, partially offset by the impact of divestitures. Our underlying Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume mix included the benefit from lapping last year's malware incident, partially offset by the unfavorable impact from the Brazil trucking strike. Favorable volume/mix was reflected in Europe, North America and AMEA, partially offset by unfavorable volume/mix in Latin America. Net pricing was up, which includes the benefit of carryover pricing from 2017 as well as the effects of input cost-driven pricing actions taken during 2018. Higher net pricing was reflected in Latin America and AMEA, partially offset by lower net pricing in Europe. Favorable currency impacts increased net revenues by $363 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Chinese yuan, partially offset by the strength of the U.S. dollar relative to several other currencies, including the Argentinian peso and Brazilian real. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $7 million in the first six months of 2018. The impact of divestitures that occurred in 2017 resulted in a year-over-year decline in net revenues of $246 million. Refer to Note 2, Divestitures and Acquisitions, for additional information.

Operating Income – Operating income increased $244 million (16.7%) to $1,705 million in the first six months of 2018, Adjusted Operating Income (1) increased $212 million (10.9%) to $2,151 million and Adjusted Operating Income on a constant currency basis (1) increased $133 million (6.9%) to $2,072 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Six Months Ended June 30, 2017	$1,461
2014-2018 Restructuring Program costs (2)	410
Intangible asset impairment charges	38
Mark-to-market losses from derivatives (3)	97
Malware incident incremental expenses	7
Acquisition integration costs (4)	1
Divestiture-related costs (5)	23
Operating income from divestitures (5)	(55)
Loss on divestiture (5)	3
Impact from resolution of tax matters (6)	(46)
Adjusted Operating Income (1) for the Six Months Ended June 30, 2017	$1,939
Higher net pricing	126
Higher input costs	(87)
Favorable volume/mix	58
Lower selling, general and administrative expenses	39
VAT-related settlement	21
Property insurance recovery	(27)
Other	3
Total change in Adjusted Operating Income (constant currency) (1)	133	6.9%
Favorable currency translation	79
Total change in Adjusted Operating Income (1)	212	10.9%
Adjusted Operating Income (1) for the Six Months Ended June 30, 2018	$2,151
2014-2018 Restructuring Program costs (2)	(293)
Mark-to-market gains from derivatives (3)	294
Acquisition integration costs (4)	(3)
Acquisition-related costs (5)	(13)
Divestiture-related costs (5)	3
Impact from pension participation changes (7)	(408)
Impact from resolution of tax matters (6)	(11)
CEO transition remuneration (1)	(14)
Other/rounding	(1)
Operating Income for the Six Months Ended June 30, 2018	$1,705	16.7%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 7, 2014-2018 Restructuring Program, for more information.

(3)
Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(4)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the acquisition of a biscuit business in Vietnam.

(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on prior-year divestitures and the June 7, 2018 acquisition of Tate's Bake Shop.

(6)	Refer to Note 12, Commitments and Contingencies – Tax Matters, for more information.

(7)	Refer to Note 10, Benefit Plans, for more information.

During the first six months of 2018, we realized modestly higher net pricing, which was mostly offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2017 as well as the effects of input cost-driven pricing actions taken during 2018, was driven by Latin America and AMEA, partially offset by lower net pricing in Europe. The increase in input costs was driven by higher raw material costs, primarily higher dairy, packaging, energy, oils and grain costs, partially offset by lower manufacturing costs due to productivity efforts. Favorable volume/mix was driven by Europe and North America, which was partially offset by unfavorable volume/mix in Latin America and AMEA.

Total selling, general and administrative expenses increased $493 million from the first six months of 2017, due to a number of factors noted in the table above, including in part, the impact from pension participation changes, unfavorable currency impact, impacts from the resolution of tax matters, a prior-year property insurance recovery, acquisition-related costs and CEO transition remuneration. The increases were partially offset by lower divestiture-related costs, a value-added tax (“VAT”) related settlement in 2018 and lower implementation costs incurred for the 2014-2018 Restructuring Program. Excluding these factors, selling, general and administrative expenses decreased $39 million from the first six months of 2017. The decrease was driven primarily by lower advertising and consumer promotion costs.

We recorded a benefit of $21 million from a VAT-related settlement in Latin America in the first six months of 2018. Favorable currency changes increased operating income by $79 million due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Chinese yuan, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinian peso and Brazilian real.

Operating income margin increased from 11.8% in the first six months of 2017 to 13.2% in the first six months of 2018. The increase in operating income margin was driven primarily by the year-over-year favorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, lower 2014-2018 Restructuring Program costs, an increase in our Adjusted Operating Income margin, the absence of intangible asset impairment charges and lower divestiture-related costs, partially offset by the impact from pension participation changes, a prior-year impact from the resolution of a tax matter and the impact of prior-year divestitures. Adjusted Operating Income margin increased from 16.0% in the first six months of 2017 to 16.7% in the first six months of 2018. The increase in Adjusted Operating Income margin was driven primarily by lower advertising and consumer promotion costs and overhead leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,261 million increased by $133 million (11.8%) in the first six months of 2018. Diluted EPS attributable to Mondelēz International was $0.84 in the first six months of 2018, up $0.11 (15.1%) from the first six months of 2017. Adjusted EPS (1) was $1.17 in the first six months of 2018, up $0.17 (17.0%) from the first six months of 2017. Adjusted EPS on a constant currency basis (1) was $1.12 in the first six months of 2018, up $0.12 (12.0%) from the first six months of 2017.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2017	$0.73
2014-2018 Restructuring Program costs (2)	0.21
Intangible asset impairment charges	0.02
Mark-to-market losses from derivatives (2)	0.06
Malware incident incremental expenses	—
Acquisition integration costs (2)	—
Divestiture-related costs (2)	0.01
Net earnings from divestitures (2)	(0.03)
Loss on divestiture (2)	—
Impact from resolution of tax matters (2)	(0.04)
Loss on debt extinguishment (3)	0.01
Equity method investee acquisition-related and other adjustments (4)	0.03
Adjusted EPS (1) for the Six Months Ended June 30, 2017	$1.00
Increase in operations	0.06
VAT-related settlements	0.01
Property insurance recovery	(0.01)
Increase in equity method investment net earnings	0.02
Changes in interest and other expense, net (5)	0.02
Changes in income taxes (6)	(0.01)
Changes in shares outstanding (7)	0.03
Adjusted EPS (constant currency) (1) for the Six Months Ended June 30, 2018	$1.12
Favorable currency translation	0.05
Adjusted EPS (1) for the Six Months Ended June 30, 2018	$1.17
2014-2018 Restructuring Program costs (2)	(0.15)
Mark-to-market gains from derivatives (2)	0.17
Acquisition integration costs (2)	—
Acquisition-related costs (2)	(0.01)
Divestiture-related costs (2)	—
Impact from pension participation changes (2)	(0.20)
Impact from resolution of tax matters (2)	—
CEO transition remuneration (2)	(0.01)
Net gain related to interest rate swaps (8)	0.01
Loss on debt extinguishment (3)	(0.07)
U.S. tax reform discrete net tax expense (9)	(0.06)
Equity method investee acquisition-related and other adjustments (4)	(0.01)
Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2018	$0.84

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

(4)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

(5)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.

(6)	Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.

(7)
Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.

(8)	Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(9)	Refer to Note 14, Income Taxes, for more information on the impact of the U.S. tax reform.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four reportable operating segments:

•	Latin America

•	AMEA

•	Europe

•	North America

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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net revenues:
Latin America	$774	$848	$1,665	$1,758
AMEA	1,360	1,394	2,902	2,885
Europe	2,303	2,171	5,009	4,536
North America	1,675	1,573	3,301	3,221
Net revenues	$6,112	$5,986	$12,877	$12,400
Earnings before income taxes:
Operating income:
Latin America	$92	$102	$218	$213
AMEA	177	161	405	342
Europe	367	321	864	714
North America	(95)	225	180	517
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	88	(46)	294	(97)
General corporate expenses	(91)	(80)	(155)	(137)
Amortization of intangibles	(44)	(44)	(88)	(88)
Loss on divestiture	—	(3)	—	(3)
Acquisition-related costs	(13)	—	(13)	—
Operating income	481	636	1,705	1,461
Benefit plan non-service income (1)	15	5	28	20
Interest and other expense, net	(248)	(124)	(328)	(243)
Earnings before income taxes	$248	$517	$1,405	$1,238

(1)
During the first quarter of 2018, in connection with adopting a new pension cost classification accounting standard, we reclassified certain of our benefit plan component costs other than service costs out of operating income into a new line item, benefit plan non-service income, on our condensed consolidated statements of earnings. As such, we have recast our historical operating income and segment operating income to reflect this reclassification, which had no impact to earnings before income taxes or net earnings.

Latin America

	For the Three Months Ended June 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$774	$848	$(74)	(8.7)%
Segment operating income	92	102	(10)	(9.8)%

	For the Six Months Ended June 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$1,665	$1,758	$(93)	(5.3)%
Segment operating income	218	213	5	2.3%

Three Months Ended June 30:

Net revenues decreased $74 million (8.7%), due to unfavorable currency (12.5 pp) and unfavorable volume/mix (2.3 pp), partially offset by higher net pricing (6.1 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to the Argentinean peso, Brazilian real and Mexican peso. Unfavorable volume/mix was largely due to the negative impact of the Brazil trucking strike, partially offset by lapping last year's malware incident. Unfavorable volume/mix was driven by declines in all categories except biscuits. Higher net pricing was reflected across all categories, driven primarily by Argentina, Mexico and Brazil.

Segment operating income decreased $10 million (9.8%), primarily due to higher raw material costs, higher other selling, general and administrative expenses, unfavorable volume/mix, unfavorable currency and higher costs incurred for the 2014-2018 Restructuring Program. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and lower advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues decreased $93 million (5.3%), due to unfavorable currency (8.3 pp) and unfavorable volume/mix (3.1 pp), partially offset by higher net pricing (6.1 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to the Argentinean peso and Brazilian real, partially offset by the strength of several currencies in the region relative to the U.S. dollar, primarily the Mexican peso. Unfavorable volume/mix was largely due to the negative impact of the Brazil trucking strike, partially offset by lapping last year's malware incident. Unfavorable volume/mix was driven by declines in all categories except biscuits. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income increased $5 million (2.3%), primarily due to higher net pricing, lower manufacturing costs and lower advertising and consumer promotion costs. These favorable items were partially offset by higher raw material costs, unfavorable volume/mix, unfavorable currency, higher other selling, general and administrative expenses (net of the benefit from a VAT-related settlement in 2018) and higher costs incurred for the 2014-2018 Restructuring Program.

AMEA

	For the Three Months Ended June 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$1,360	$1,394	$(34)	(2.4)%
Segment operating income	177	161	16	9.9%

	For the Six Months Ended June 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$2,902	$2,885	$17	0.6%
Segment operating income	405	342	63	18.4%

Three Months Ended June 30:

Net revenues decreased $34 million (2.4%), due to the impact of divestitures (4.8 pp) and unfavorable volume/mix (1.0 pp), partially offset by higher net pricing (2.7 pp) and favorable currency (0.7 pp). The impact of divestitures, primarily related to the grocery & cheese business in Australia and New Zealand that was divested on July 4, 2017, resulted in a year-over-year decline in net revenues of $66 million for the second quarter of 2018. Unfavorable volume/mix, including the impact of the shift of Easter-related shipments into the first quarter, was driven by declines in refreshment beverages, cheese & grocery and candy, partially offset by gains in biscuits, chocolate and gum. Higher net pricing was reflected across all categories. Favorable currency impacts were due primarily to the strength of several currencies in the region relative to the U.S. dollar, including the Chinese yuan, South African rand and Australian dollar, partially offset by the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, Philippine peso and Nigerian naira.

Segment operating income increased $16 million (9.9%), primarily due to higher net pricing, lower costs incurred for the 2014-2018 Restructuring Program, lower manufacturing costs, lower advertising and consumer promotion costs and favorable currency. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses (including the lapping of a prior-year property insurance recovery), unfavorable volume/mix and the impact of divestitures.

Six Months Ended June 30:

Net revenues increased $17 million (0.6%), due to favorable currency (2.4 pp), higher net pricing (1.9 pp) and favorable volume/mix (0.8 pp), partially offset by the impact of divestitures (4.5 pp). Favorable currency impacts were due primarily to the strength of several currencies in the region relative to the U.S. dollar, including the Chinese yuan, South African rand and Australian dollar, partially offset by the strength of the U.S. dollar relative to several currencies in the region, including the Nigerian naira and Philippine peso. Higher net pricing was reflected across all categories except gum. Favorable volume/mix, including the shift of Chinese New Year into the first quarter of 2018, was driven by gains in chocolate, biscuits and gum, partially offset by declines in refreshment beverages, cheese & grocery and candy. The impact of divestitures, primarily related to the grocery & cheese business in Australia and New Zealand that was divested on July 4, 2017, resulted in a year-over-year decline in net revenues of $125 million for the first six months of 2018.

Segment operating income increased $63 million (18.4%), primarily due to higher net pricing, lower costs incurred for the 2014-2018 Restructuring Program, lower advertising and consumer promotion costs, lower manufacturing costs and favorable currency. These favorable items were partially offset by higher raw material costs, the impact of divestitures, higher other selling, general and administrative expenses (including the lapping of a prior-year property insurance recovery) and unfavorable volume/mix.

Europe

	For the Three Months Ended June 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$2,303	$2,171	$132	6.1%
Segment operating income	367	321	46	14.3%

	For the Six Months Ended June 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$5,009	$4,536	$473	10.4%
Segment operating income	864	714	150	21.0%

Three Months Ended June 30:

Net revenues increased $132 million (6.1%), due to favorable currency (5.5 pp) and favorable volume/mix (3.5 pp), partially offset by the impact of divestitures (2.2 pp) and lower net pricing (0.7 pp). Favorable currency impacts reflected the strength of several currencies relative to the U.S. dollar, primarily the euro, British pound sterling, Polish zloty and Czech koruna. Favorable volume/mix included the benefit from lapping last year's malware incident partially offset by the shift of Easter-related shipments into the first quarter of 2018. Favorable volume/mix was driven by chocolate, biscuits and candy, partially offset by declines in cheese & grocery, gum and refreshment beverages. The impact of divestitures, primarily due to the sale of a confectionery business in France, resulted in a year-over-year decline in net revenues of $44 million for the second quarter of 2018. Lower net pricing was driven by biscuits, chocolate, gum and refreshment beverages, partially offset by higher net pricing in cheese & grocery and candy.

Segment operating income increased $46 million (14.3%), primarily due to favorable volume/mix, lower manufacturing costs and favorable currency. These favorable items were partially offset by lower net pricing, the impact of divestitures, higher costs incurred for the 2014-2018 Restructuring Program and higher advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues increased $473 million (10.4%), due to favorable currency (9.7 pp) and favorable volume/mix (4.6 pp), partially offset by the impact of divestitures (3.1 pp) and lower net pricing (0.8 pp). Favorable currency impacts reflected the strength of several currencies relative to the U.S. dollar, primarily the euro, British pound sterling, Polish zloty and Czech koruna. Favorable volume/mix included the benefit from lapping last year's malware incident. Favorable volume/mix was driven by chocolate, biscuits and candy, partially offset by declines in cheese & grocery, gum and refreshment beverages. The impact of divestitures, primarily due to the sale of a confectionery business in France, resulted in a year-over-year decline in net revenues of $121 million for the first six months of 2018. Lower net pricing was driven by chocolate, biscuits and gum, partially offset by higher net pricing in cheese & grocery, candy and refreshment beverages.

Segment operating income increased $150 million (21.0%), primarily due to favorable volume/mix, favorable currency, lower manufacturing costs, lower costs incurred for the 2014-2018 Restructuring Program and lower divestiture-related costs. These favorable items were partially offset by lapping the prior-year benefit from the settlement of a Cadbury tax matter, higher raw material costs, lower net pricing, the impact of divestitures and higher other selling, general and administrative expenses.

North America

	For the Three Months Ended June 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$1,675	$1,573	$102	6.5%
Segment operating income	(95)	225	(320)	(142.2)%

	For the Six Months Ended June 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$3,301	$3,221	$80	2.5%
Segment operating income	180	517	(337)	(65.2)%

Three Months Ended June 30:

Net revenues increased $102 million (6.5%), due to favorable volume/mix (5.1 pp), higher net pricing (0.6 pp), favorable currency (0.4 pp) and the impact of an acquisition (0.4 pp). Favorable volume/mix included the benefit from lapping last year's malware incident partially offset by the shift of Easter-related shipments into the first quarter of 2018. Favorable volume/mix was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate. Higher net pricing was reflected in biscuits and gum, partially offset by lower net pricing in candy and chocolate. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $7 million in the second quarter of 2018.

Segment operating income decreased $320 million (142.2%), primarily due to the impact from pension participation changes and higher manufacturing costs. These unfavorable items were partially offset by favorable volume/mix, the lapping of prior-year intangible asset impairment charges, higher net pricing, lower raw material costs and lower advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues increased $80 million (2.5%), due to favorable volume/mix (1.9 pp), favorable currency (0.4 pp) and the impact of an acquisition (0.2 pp), while net pricing was flat. Favorable volume/mix included the benefit from lapping last year's malware incident. Favorable volume/mix was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $7 million in the first six months of 2018. Net pricing was flat as higher net pricing in gum was offset by lower net pricing in chocolate, candy and biscuits.

Segment operating income decreased $337 million (65.2%), primarily due to the impact from pension participation changes and higher manufacturing costs. These unfavorable items were partially offset by the lapping of prior-year intangible asset impairment charges, lower raw material costs, lower advertising and consumer promotion costs, lower costs incurred for the 2014-2018 Restructuring Program, favorable volume/mix and lower other selling, general and administrative expenses.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities and our authorized long-term financing will provide sufficient liquidity for our working capital needs, planned capital expenditures, future contractual obligations, share repurchases, transition tax liability on our historical accumulated foreign earnings due to the U.S. tax reform and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program, international credit lines and long-term debt issuances for our funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $1,182 million in the first six months of 2018 and $262 million in the first six months of 2017. The increase in net cash provided by operating activities was due primarily to higher net earnings, improved working capital trends as well as lower pension contributions in the first six months of 2018 than in the first six months of 2017.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $1,041 million in the first six months of 2018 and $286 million in the first six months of 2017. The increase in net cash used in investing activities primarily relates to $528 million paid to acquire the Tate's Bake Shop business in the second quarter of 2018, the absence of proceeds from divestitures received in the prior year and higher capital expenditures of $532 million in the first six months of 2018 compared to $488 million in the first six months of 2017. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2018 capital expenditures to be up to $1.0 billion, including capital expenditures in connection with our 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Provided by/(Used in) Financing Activities:
Net cash provided by financing activities was $389 million in the first six months of 2018 and net cash used in financing activities was $376 million in the first six months of 2017. The increase in net cash provided by financing activities was primarily due to higher net debt issuances partially offset by higher share repurchases and dividends paid.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first six months of 2018. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 74.4% (or $9.6 billion) of the $12.9 billion of consolidated net revenue in the six months ended June 30, 2018. The operations held by MIHN represented approximately 79.1% (or $20.0 billion) of the $25.3 billion of net assets as of June 30, 2018 and 75.5% (or $19.8 billion) of the $26.2 billion of net assets as of December 31, 2017.

On February 3, 2017, our Board of Directors approved a new $5.0 billion long-term financing authority to replace the prior authority. As of June 30, 2018, we had $1.7 billion of long-term financing authority remaining.

In the next 12 months, we expect approximately $780 million of long-term debt will mature as follows: £76 million ($100 million as of June 30, 2018) in July 2018, $280 million in August 2018 and $400 million in February 2019. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $19.7 billion at June 30, 2018 and $17.7 billion at December 31, 2017. Our debt-to-capitalization ratio was 0.44 at June 30, 2018 and 0.40 at December 31, 2017. At June 30, 2018, the weighted-average term of our outstanding long-term debt was 6.1 years. Our average daily commercial paper borrowings outstanding were $4.6 billion in the first six months of 2018 and $4.2 billion in the first six months of 2017. We had commercial paper outstanding totaling totaling $3.9 billion as of June 30, 2018 and $3.4 billion as of December 31, 2017. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first six months of 2018, the primary drivers of the increase in our aggregate commodity costs were increased costs for dairy, packaging, energy, grains & oils and other raw materials, partially offset by lower costs for cocoa, sugar and nuts.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 8, Debt and Borrowing Arrangements, for information on debt transactions during 2018, Note 10, Benefit Plans, for information on the long-term multiemployer pension plan partial withdrawal liability and Note 14, Income Taxes, for updates on the U.S. tax reform transition liability. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. We expect to have sufficient cash from operating activities and access to capital markets to fund our obligations. See Note 12, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the six months ended June 30, 2018.

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

We repurchased shares at an aggregate cost of $14.2 billion, at a weighted-average cost of $39.08 per share, through June 30, 2018 ($1.2 billion in the first six months of 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013). The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $657 million in the first six months of 2018 and $581 million in the first six months of 2017. On July 25, 2018, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.26 per share of Class A Common Stock, an increase of 18 percent, which would be $1.04 per common share on an annualized basis. This dividend is payable on October 12, 2018, to shareholders of record as of September 28, 2018. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “predict,” “deliver,” “drive,” “seek,” “aim,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth and margins; price volatility and pricing actions; the cost environment and measures to address increased costs; our tax rate, tax positions, tax proceedings and estimates of the impact of U.S. tax reform on our results; the U.K.'s planned exit from the European Union and its impact on our results; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices and supply; investments; political and economic conditions and volatility; currency exchange rates, controls and restrictions; the application of highly inflationary accounting for our Argentinian subsidiaries and the potential impacts from changing to highly inflationary accounting in other countries; overhead costs; the gain on the conversion of our investment in Keurig into an investment in Keurig Dr Pepper and our investment and governance rights in Keurig Dr Pepper; matters related to the acquisition of a U.S. premium biscuit company; the outcome and effects on us of legal proceedings and government investigations; the estimated value of intangible assets; amortization expense for intangible assets; impairment of intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liability related to our partial withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund and timing of receipt of the assessment from the Fund; the impacts of the malware incident; our liquidity, funding sources and uses of funding, including our use of commercial paper; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; share repurchases; dividends; the characterization of 2018 distributions as dividends; long-term value and return on investment for our shareholders; and our contractual obligations.
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

•
“Adjusted Operating Income” is defined as operating income excluding the impacts of the 2014-2018 Restructuring Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related divestiture (2), acquisition and integration costs (2); the operating results of divestitures (2); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (5); impact from resolution of tax matters (6); CEO transition remuneration (7); impact from pension participation changes (8); and incremental expenses related to the 2017 malware incident. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•
“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gain on the equity method investment transactions; net earnings from divestitures (2); gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans and U.S. tax reform discrete impacts (9). Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ unusual or infrequent items (10). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)
When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. During the second quarter of 2018, we added to the non-GAAP definitions the exclusion of the impact from pension participation changes - see footnote (8) below.

(2)
Divestitures include completed sales of businesses and exits of major product lines upon completion of a sale or licensing agreement. See Note 2, Divestitures and Acquisitions, for information on divestitures and acquisitions impacting the comparability of our results.

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

(6)	See Note 12, Commitments and Contingencies – Tax Matters, and our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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

(8)
The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non–GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 10, Benefit Plans, for more information on the multiemployer pension plan partial withdrawal.

(9)
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

(10)
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

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,309	$3,803	$6,112	$2,304	$3,682	$5,986
Impact of currency	104	(130)	(26)	—	—	—
Impact of acquisition	—	(7)	(7)	—	—	—
Impact of divestitures	—	—	—	—	(110)	(110)
Organic Net Revenue	$2,413	$3,666	$6,079	$2,304	$3,572	$5,876

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017 (1)
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)
Net Revenue	$4,548	$1,564	$6,112	$4,323	$1,663	$5,986
Impact of currency	(22)	(4)	(26)	—	—	—
Impact of acquisition	—	(7)	(7)	—	—	—
Impact of divestitures	—	—	—	—	(110)	(110)
Organic Net Revenue	$4,526	$1,553	$6,079	$4,323	$1,553	$5,876

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$4,893	$7,984	$12,877	$4,706	$7,694	$12,400
Impact of currency	55	(418)	(363)	—	—	—
Impact of acquisition	—	(7)	(7)	—	—	—
Impact of divestitures	—	—	—	—	(246)	(246)
Organic Net Revenue	$4,948	$7,559	$12,507	$4,706	$7,448	$12,154

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017 (1)
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)
Net Revenue	$9,685	$3,192	$12,877	$9,070	$3,330	$12,400
Impact of currency	(278)	(85)	(363)	—	—	—
Impact of acquisition	—	(7)	(7)	—	—	—
Impact of divestitures	—	—	—	—	(246)	(246)
Organic Net Revenue	$9,407	$3,100	$12,507	$9,070	$3,084	$12,154

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

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude 2014-2018 Restructuring Program costs; intangible asset impairment charges, mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; malware incident incremental expenses, acquisition integration costs; acquisition-related costs; divestiture-related costs; the operating results of divestitures; loss on divestiture; the impact from pension participation changes; the impact from the resolution of tax matters; and CEO transition remuneration. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in millions)
Operating Income	$481	$636	$(155)	(24.4)%
2014-2018 Restructuring Program costs (1)	179	199	(20)
Intangible asset impairment charges	—	38	(38)
Mark-to-market (gains)/losses from derivatives (2)	(88)	46	(134)
Malware incident incremental expenses	—	7	(7)
Acquisition integration costs (3)	2	—	2
Acquisition-related costs (4)	13	—	13
Divestiture-related costs (4)	—	4	(4)
Operating income from divestitures (4)	—	(28)	28
Loss on divestiture (4)	—	3	(3)
Impact from pension participation changes (5)	408	—	408
Impact from resolution of tax matters (6)	11	—	11
CEO transition remuneration (7)	10	—	10
Other/rounding	2	1	1
Adjusted Operating Income	$1,018	$906	$112	12.4%
Impact of favorable currency	(10)	—	(10)
Adjusted Operating Income (constant currency)	$1,008	$906	$102	11.3%

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in millions)
Operating Income	$1,705	$1,461	$244	16.7%
2014-2018 Restructuring Program costs (1)	293	410	(117)
Intangible asset impairment charges	—	38	(38)
Mark-to-market (gains)/losses from derivatives (2)	(294)	97	(391)
Malware incident incremental expenses	—	7	(7)
Acquisition integration costs (3)	3	1	2
Acquisition-related costs (4)	13	—	13
Divestiture-related costs (4)	(3)	23	(26)
Operating income from divestitures (4)	—	(55)	55
Loss on divestiture (4)	—	3	(3)
Impact from pension participation changes (5)	408	—	408
Impact from resolution of tax matters (6)	11	(46)	57
CEO transition remuneration (7)	14	—	14
Other/rounding	1	—	1
Adjusted Operating Income	$2,151	$1,939	$212	10.9%
Impact of favorable currency	(79)	—	(79)
Adjusted Operating Income (constant currency)	$2,072	$1,939	$133	6.9%

(1)	Refer to Note 7, 2014-2018 Restructuring Program, for more information.

(2)
Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures appearing earlier in this section for more information on these unrealized losses/gains on commodity and forecasted currency transaction derivatives.

(3)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for information on the acquisition of a biscuit business in Vietnam.

(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on prior-year divestitures and the June 7, 2018 acquisition of Tate's Bake Shop.

(5)	Refer to Note 10, Benefit Plans, for more information.

(6)	Refer to Note 12, Commitments and Contingencies – Tax Matters, for more information.

(7)	Refer to the Non-GAAP Financial Measures definition and related table notes.

Adjusted EPS:
Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as gain on interest rate swaps; loss on debt extinguishment and related expenses; the U.S. tax reform discrete impacts; and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.22	$0.32	$(0.10)	(31.3)%
2014-2018 Restructuring Program costs (2)	0.09	0.10	(0.01)
Intangible asset impairment charges	—	0.02	(0.02)
Mark-to-market (gains)/losses from derivatives (2)	(0.05)	0.03	(0.08)
Malware incident incremental expenses	—	—	—
Acquisition integration costs (2)	—	—	—
Acquisition-related costs (2)	0.01	—	0.01
Divestiture-related costs (2)	—	—	—
Net earnings from divestitures (2)	—	(0.01)	0.01
Loss on divestiture (2)	—	—	—
Impact from pension participation changes (2)	0.20	—	0.20
Impact from resolution of tax matters (2)	—	—	—
CEO transition remuneration (2)	0.01	—	0.01
Loss on debt extinguishment (3)	0.07	0.01	0.06
Equity method investee acquisition-related and other adjustments (4)	0.01	0.01	—
Adjusted EPS	$0.56	$0.48	$0.08	16.7%
Impact of favorable currency	(0.01)	—	(0.01)
Adjusted EPS (constant currency)	$0.55	$0.48	$0.07	14.6%

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.84	$0.73	$0.11	15.1%
2014-2018 Restructuring Program costs (2)	0.15	0.21	(0.06)
Intangible asset impairment charges	—	0.02	(0.02)
Mark-to-market (gains)/losses from derivatives (2)	(0.17)	0.06	(0.23)
Malware incident incremental expenses	—	—	—
Acquisition integration costs (2)	—	—	—
Acquisition-related costs (2)	0.01	—	0.01
Divestiture-related costs (2)	—	0.01	(0.01)
Net earnings from divestitures (2)	—	(0.03)	0.03
Loss on divestiture (2)	—	—	—
Impact from pension participation changes (2)	0.20	—	0.20
Impact from resolution of tax matters (2)	—	(0.04)	0.04
CEO transition remuneration (2)	0.01	—	0.01
Net gain related to interest rate swaps (5)	(0.01)	—	(0.01)
Loss on debt extinguishment (3)	0.07	0.01	0.06
U.S. tax reform discrete net tax expense (6)	0.06	—	0.06
Equity method investee acquisition-related and other adjustments (4)	0.01	0.03	(0.02)
Adjusted EPS	$1.17	$1.00	$0.17	17.0%
Impact of favorable currency	(0.05)	—	(0.05)
Adjusted EPS (constant currency)	$1.12	$1.00	$0.12	12.0%

(1)
The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.

•
For the three months ended June 30, 2018, taxes for the: 2014-2018 Restructuring Program costs were $(47) million, mark-to-market gains from derivatives were $14 million, acquisition-related costs were $(3) million, impact from pension participation changes were $(103) million, CEO transition remuneration were $(2) million, loss on debt extinguishment were $(35) million and equity method investee adjustments were $(1) million.

•
For the three months ended June 30, 2017, taxes for the: 2014-2018 Restructuring Program costs were $(58) million, intangible asset impairment charges were $(14) million, mark-to-market losses from derivatives were $0 million, net earnings from divestitures were $8 million, loss on debt extinguishment were $(4) million and equity method investee adjustments were $(2) million.

•
For the six months ended June 30, 2018, taxes for the: 2014-2018 Restructuring Program costs were $(77) million, mark-to-market gains from derivatives were $39 million, acquisition-related costs were $(3) million, impact from pension participation changes were $(103) million, CEO transition remuneration were $(3) million, gain related to interest rate swaps were $2 million, loss on debt extinguishment were $(35) million, U.S. tax reform were $87 million and equity method investee adjustments were $(3) million.

•
For the six months ended June 30, 2017, taxes for the: 2014-2018 Restructuring Program costs were $(106) million, intangible asset impairment charges were $(14) million, mark-to-market losses from derivatives were $(3) million, divestiture-related costs were $(5) million, net earnings from divestitures were $15 million, benefits from resolution of tax matters were $0 million, loss on debt extinguishment were $(4) million and equity method investee adjustments were $(6) million.

(2)	See the Adjusted Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

(4)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

(5)	Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(6)	Refer to Note 14, Income Taxes, for more information on the impact of U.S. tax reform.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the six months ended June 30, 2018. For additional information on highly inflationary country currencies and the impact of currency policies and recent currency volatility on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. Our weighted-average interest rate on total debt was 2.4% as of June 30, 2018 and 2.1% as of December 31, 2017. For more information on our 2018 debt activity, see Note 8, Debt and Borrowing Arrangements.

See Note 9, Financial Instruments, for more information on our 2018 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2018. We continued to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. We continued to transition some of our transactional data processing as well as financial and contract management services for a number of countries across all regions to outsourced partners. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2018 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2018	6,596,691	$41.71	6,593,639	$5,868,678,298
May 1-31, 2018	8,533,684	39.33	8,530,900	5,533,143,948
June 1-30, 2018	1,001,438	39.66	995,100	5,493,684,034
For the Quarter Ended June 30, 2018	16,131,813	40.32	16,119,639

(1)
The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 3,052 shares, 2,784 shares and 6,338 shares for the fiscal months of April, May and June 2018, respectively.

(2)
Our Board of Directors has authorized the repurchase of $19.7 billion of our Common Stock through December 31, 2020. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. See related information in Note 11, Stock Plans.

Item 6. Exhibits.

Exhibit Number	Description
4.1
The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

10.1
Revolving Credit Agreement, dated April 2, 2018, by and among Mondelēz International, Inc., the lenders, arrangers and agents named therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

10.2	Kraft Foods Deutschland Pension Scheme Supplementary Benefits 2005/ Deferral (Non-Qualified Deferred Compensation Plan) (English translation), effective as of September 1, 2005.+
10.3	Annex to Kraft Foods Deutschland Pension Scheme Supplementary Benefits 2005/ Deferral (Non-Qualified Deferred Compensation Plan), effective as of January 1, 2013.+
10.4	Employment Letter (English Translation), between Kraft Foods Europe and Hubert Weber, dated August 11, 2010.+
10.5	Employment Letter, between Mondelēz Global LLC and Gerhard Pleuhs, dated August 23, 2016.+
10.6	Offer of Employment Letter, between Mondelēz Global LLC and Paulette Alviti, dated April 12, 2018.+
10.7
Retirement Letter, between Mondelēz International, Inc. and Irene B. Rosenfeld, effective April 30, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2018).+

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
101.1
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

+ Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN T. GLADDEN
Brian T. Gladden
Executive Vice President and
Chief Financial Officer

July 25, 2018