Form 10-Q
period 2018-09-30
Mondelez International, Inc.
filed 2018-10-30
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 26, 2018, there were 1,453,835,415 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$6,288	$6,530	$19,165	$18,930
Cost of sales	3,874	3,981	11,362	11,549
Gross profit	2,414	2,549	7,803	7,381
Selling, general and administrative expenses	1,508	1,338	4,939	4,276
Asset impairment and exit costs	125	182	290	524
Net gain on divestitures	—	(187)	—	(184)
Amortization of intangibles	44	45	132	133
Operating income	737	1,171	2,442	2,632
Benefit plan non-service income	(19)	(10)	(47)	(30)
Interest and other expense, net	86	19	414	262
Earnings before income taxes	670	1,162	2,075	2,400
Provision for income taxes	(310)	(272)	(662)	(510)
Gain on equity method investment transaction	757	—	757	—
Equity method investment net earnings	80	92	399	249
Net earnings	1,197	982	2,569	2,139
Noncontrolling interest earnings	(3)	(1)	(11)	(6)
Net earnings attributable to Mondelēz International	$1,194	$981	$2,558	$2,133
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.81	$0.65	$1.73	$1.41
Diluted earnings per share attributable to Mondelēz International	$0.81	$0.64	$1.72	$1.39
Dividends declared	$0.26	$0.22	$0.70	$0.60

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$1,197	$982	$2,569	$2,139
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(193)	325	(859)	1,242
Pension and other benefit plans	47	(10)	209	(42)
Derivative cash flow hedges	25	(19)	5	11
Total other comprehensive earnings/(losses)	(121)	296	(645)	1,211
Comprehensive earnings/(losses)	1,076	1,278	1,924	3,350
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	—	9	11	30
Comprehensive earnings/(losses) attributable to Mondelēz International	$1,076	$1,269	$1,913	$3,320

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$1,373	$761
Trade receivables (net of allowances of $37 at September 30, 2018 and $50 at December 31, 2017)	2,732	2,691
Other receivables (net of allowances of $56 at September 30, 2018 and $98 at December 31, 2017)	845	835
Inventories, net	2,842	2,557
Other current assets	930	676
Total current assets	8,722	7,520
Property, plant and equipment, net	8,403	8,677
Goodwill	20,900	21,085
Intangible assets, net	18,136	18,639
Prepaid pension assets	171	158
Deferred income taxes	236	319
Equity method investments	7,006	6,193
Other assets	344	366
TOTAL ASSETS	$63,918	$62,957
LIABILITIES
Short-term borrowings	$4,811	$3,517
Current portion of long-term debt	401	1,163
Accounts payable	5,374	5,705
Accrued marketing	1,647	1,728
Accrued employment costs	671	721
Other current liabilities	2,604	2,959
Total current liabilities	15,508	15,793
Long-term debt	14,852	12,972
Deferred income taxes	3,558	3,341
Accrued pension costs	1,306	1,669
Accrued postretirement health care costs	397	419
Other liabilities	2,765	2,689
TOTAL LIABILITIES	38,386	36,883
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at September 30, 2018 and December 31, 2017)	—	—
Additional paid-in capital	31,932	31,915
Retained earnings	24,075	22,631
Accumulated other comprehensive losses	(10,642)	(9,997)
Treasury stock, at cost (539,452,295 shares at September 30, 2018 and 508,401,694 shares at December 31, 2017)	(19,908)	(18,555)
Total Mondelēz International Shareholders’ Equity	25,457	25,994
Noncontrolling interest	75	80
TOTAL EQUITY	25,532	26,074
TOTAL LIABILITIES AND EQUITY	$63,918	$62,957
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest*	Total Equity
Balances at January 1, 2017	$—	$31,847	$21,125	$(11,118)	$(16,713)	$54	$25,195
Comprehensive earnings/(losses):
Net earnings	—	—	2,828	—	—	14	2,842
Other comprehensive earnings/(losses), net of income taxes	—	—	—	1,121	—	28	1,149
Exercise of stock options and issuance of other stock awards	—	68	(83)	—	360	—	345
Common Stock repurchased	—	—	—	—	(2,202)	—	(2,202)
Cash dividends declared ($0.82 per share)	—	—	(1,239)	—	—	—	(1,239)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(16)	(16)
Balances at December 31, 2017	$—	$31,915	$22,631	$(9,997)	$(18,555)	$80	$26,074
Comprehensive earnings/(losses):
Net earnings	—	—	2,558	—	—	11	2,569
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(645)	—	—	(645)
Exercise of stock options and issuance of other stock awards	—	17	(90)	—	283	—	210
Common Stock repurchased	—	—	—	—	(1,636)	—	(1,636)
Cash dividends declared ($0.70 per share)	—	—	(1,030)	—	—	—	(1,030)
Dividends paid on noncontrolling interest and other activities	—	—	6	—	—	(16)	(10)
Balances at September 30, 2018	$—	$31,932	$24,075	$(10,642)	$(19,908)	$75	$25,532

*
Noncontrolling interest as of September 30, 2017 was $68 million, as compared to $54 million as of January 1, 2017. The change of $14 million during the nine months ended September 30, 2017 was due to $24 million of other comprehensive earnings, net of taxes, and $6 million of net earnings offset by $(16) million of dividends paid.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,569	$2,139
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	613	604
Stock-based compensation expense	92	104
U.S. tax reform transition tax	89	—
Deferred income tax provision	179	77
Asset impairments and accelerated depreciation	120	287
Loss on early extinguishment of debt	140	11
Gain on equity method investment transaction	(757)	—
Net gain on divestitures	—	(184)
Equity method investment net earnings	(399)	(249)
Distributions from equity method investments	151	143
Other non-cash items, net	344	(238)
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(230)	(387)
Inventories, net	(431)	(236)
Accounts payable	(143)	(426)
Other current assets	41	68
Other current liabilities	(320)	(604)
Change in pension and postretirement assets and liabilities, net	(173)	(312)
Net cash provided by operating activities	1,885	797
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(810)	(721)
Acquisition, net of cash received	(528)	—
Proceeds from divestiture, net of disbursements	—	516
Proceeds from sale of property, plant and equipment and other	136	77
Net cash used in investing activities	(1,202)	(128)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	2,433	1,375
Repayments of commercial paper, maturities greater than 90 days	(1,494)	(1,681)
Net issuances of other short-term borrowings	403	2,266
Long-term debt proceeds	2,948	350
Long-term debt repaid	(1,821)	(1,468)
Repurchase of Common Stock	(1,650)	(1,786)
Dividends paid	(980)	(869)
Other	154	165
Net cash used in financing activities	(7)	(1,648)
Effect of exchange rate changes on cash and cash equivalents	(64)	82
Cash and cash equivalents:
Increase/(decrease)	612	(897)
Balance at beginning of period	761	1,741
Balance at end of period	$1,373	$844

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

Highly inflationary accounting is triggered when a country’s three-year cumulative inflation rate exceeds 100%. It requires the remeasurement of financial statements of subsidiaries in the country from the functional currency of the subsidiary to our U.S. dollar reporting currency, with currency remeasurement gains or losses recorded in earnings. As discussed below, beginning on July 1, 2018, we began to apply highly inflationary accounting for our operations in Argentina.

Argentina. During the second quarter of 2018, primarily based on published estimates which indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. Our Argentinian operations contributed $113 million, or 1.8% of consolidated net revenues in the three months and $380 million, or 2.0% of consolidated net revenues in the nine months ended September 30, 2018. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries and changed their functional currency from the Argentinian peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinian pesos were remeasured into U.S. dollars. As of each subsequent balance sheet date, Argentinian peso denominated monetary assets and liabilities were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of September 30, 2018, our Argentinian operations had $7 million of Argentinian peso denominated net monetary assets. During the three months ended September 30, 2018, we recorded a $13 million remeasurement loss within selling, general and administrative expenses related to the devaluation of the Argentinian peso denominated net monetary assets during the quarter.

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

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $769 million as of September 30, 2018 and $843 million as of December 31, 2017. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

New Accounting Pronouncements:
In August 2018, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The new standard may impact our disclosures and is not expected to have an impact on our consolidated financial statements.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements on fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The new standard may impact our disclosures and is not expected to have an impact on our consolidated financial statements.

In June 2018, the FASB issued an ASU that requires entities to record share-based payment transactions for acquiring goods and services from non-employees at fair value as of adoption date. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. This ASU is not expected to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued an ASU on lease accounting. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the statement of earnings, lessees will classify leases as either operating (resulting in straight-line expense) or financing (resulting in a front-loaded expense pattern). In July 2018, the FASB issued an ASU which allows for an alternative transition approach, which will not require adjustments to comparative prior-period amounts. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We plan to adopt the new standard on January 1, 2019. We continue to make progress in our data collection and evaluation of our leasing arrangements, practical expedients, accounting policy elections and implementing our lease accounting system. We completed the initial design of changes to our business processes to meet the new lease accounting and disclosure requirements. At this time, we are unable to reasonably estimate the expected increase in assets and liabilities on our balance sheet for our operating leases.

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

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of control over promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In 2016 and 2017, the FASB issued several ASUs that clarified principal versus agent (gross versus net) revenue presentation considerations, confirmed the accounting for certain prepaid stored-value products and clarified the guidance for identifying performance obligations within a contract, the accounting for licenses and partial sales of nonfinancial assets. The FASB also issued two ASUs providing technical corrections, narrow scope exceptions and practical expedients to clarify and improve the implementation of the new revenue recognition guidance. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017. We adopted the new standard on January 1, 2018 on a full retrospective basis. There was no material financial impact from adopting the new revenue standards in any of the historical periods presented. Also refer to the Revenue Recognition section above and Note 16, Segment Reporting, for disaggregated revenue information.

Reclassifications:
Certain amounts previously reported have been reclassified to conform to current-year presentation. During the third quarter of 2018, in connection with the Keurig Dr Pepper Inc. transaction, we changed our accounting principle to reflect our share of Keurig Green Mountain Inc.’s historical results and Keurig Dr Pepper Inc.'s ongoing results on a one-quarter lag basis while we continue to record dividends when cash is received. This change was applied retrospectively to all periods presented. Refer to Note 6, Equity Method Investments, for more information. Additionally, on January 1, 2018, we adopted an ASU that changed the presentation of net periodic pension and postretirement costs on the condensed consolidated statements of earnings. As a result of this adoption, we disaggregated the components of our net periodic pension and postretirement benefit costs and move

d components other than service costs to a new line item, benefit plan non-service income, located below operating income. Prior-period cost of sales, selling, general and administrative expenses and asset impairment and exit costs as well as segment operating income results were updated to reflect the reclassification. All components of net periodic pension and postretirement benefit costs are summarized in Note 10, Benefit Plans.

Note 2. Divestitures and Acquisitions

On June 7, 2018, we acquired a U.S. premium biscuit company, Tate’s Bake Shop, within our North America segment and extended our premium biscuit offerings. We paid $528 million, net of cash received, and we expect to finalize the purchase price paid later this year once final working capital adjustments are confirmed. We accounted for the transaction as a business combination. We are working to complete the valuation work and have recorded a preliminary purchase price allocation of $40 million to definite-lived intangible assets, $170 million to indefinite-lived intangible assets, $335 million to goodwill, $16 million to property, plant and equipment, $5 million to inventory, $9 million to accounts receivable, $6 million to current liabilities and $41 million to deferred tax liabilities.

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

In connection with the 2012 spin-off of Kraft Foods Group, Inc. ("Kraft Foods Group", now a part of The Kraft Heinz Company (“KHC”)), Kraft Foods Group and we each granted the other various licenses to use certain trademarks in connection with particular product categories in specified jurisdictions. On August 17, 2017, we entered into two agreements with KHC to terminate the licenses of certain KHC-owned brands used in our grocery business within our Europe region and to transfer to KHC inventory and certain other assets. On August 17, 2017, the first transaction closed and we received cash proceeds of €9 million ($11 million as of August 17, 2017) and on October 23, 2017, the second transaction closed and we received cash proceeds of €2 million ($3 million as of October 23, 2017). The gain on both transactions combined was immaterial.

On July 4, 2017, we completed the sale of most of our grocery business in Australia and New Zealand to Bega Cheese Limited for $456 million Australian dollars ($347 million as of July 4, 2017). We recorded a pre-tax gain of $247 million Australian dollars ($187 million as of July 4, 2017) on the sale. In the fourth quarter of 2017, we recorded a final $3 million inventory-related working capital adjustment, increasing the pre-tax gain in 2017 to $190 million. During the first nine months of 2017, we also incurred divestiture-related costs of $2 million and a foreign currency hedge loss of $3 million in connection with this transaction.

On April 28, 2017, we completed the sale of several manufacturing facilities in France and the sale or license of several local confectionery brands. We received cash of approximately €157 million ($169 million as of April 28, 2017), net of cash divested with the businesses. During the three months ended March 31, 2018, we reversed $3 million of accrued expenses no longer required. We also incurred divestiture-related costs of $1 million in the three months and $22 million in the nine months ended September 30, 2017. We recorded a $3 million loss on the sale during the three months ended June 30, 2017. Divestiture-related costs were recorded within cost of sales and selling, general and administrative expenses primarily within our Europe segment.

Note 3. Inventories

Inventories consisted of the following:

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Raw materials	$743	$711
Finished product	2,227	1,975
	2,970	2,686
Inventory reserves	(128)	(129)
Inventories, net	$2,842	$2,557

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Land and land improvements	$431	$458
Buildings and building improvements	2,984	2,979
Machinery and equipment	10,997	11,195
Construction in progress	919	1,048
	15,331	15,680
Accumulated depreciation	(6,928)	(7,003)
Property, plant and equipment, net	$8,403	$8,677

For the nine months ended September 30, 2018, capital expenditures of $810 million excluded $249 million of accrued capital expenditures remaining unpaid at September 30, 2018 and included payment for a portion of the $357 million of capital expenditures that were accrued and unpaid at December 31, 2017. For the nine months ended September 30, 2017, capital expenditures of $721 million excluded $220 million of accrued capital expenditures remaining unpaid at September 30, 2017 and included payment for a portion of the $343 million of capital expenditures that were accrued and unpaid at December 31, 2016.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, Restructuring Program).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Latin America	$4	$13	$18	$25
AMEA	(4)	20	4	62
Europe	9	10	15	52
North America	(4)	3	5	25
Non-cash property, plant and equipment write-downs	$5	$46	$42	$164

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Latin America	$819	$901
AMEA	3,222	3,371
Europe	7,611	7,880
North America	9,248	8,933
Goodwill	$20,900	$21,085

Intangible assets consisted of the following:

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Non-amortizable intangible assets	$17,288	$17,671
Amortizable intangible assets	2,341	2,386
	19,629	20,057
Accumulated amortization	(1,493)	(1,418)
Intangible assets, net	$18,136	$18,639

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

Amortization expense for intangible assets was $44 million for the three months and $132 million for the nine months ended September 30, 2018 and $45 million for the three months and $133 million for the nine months ended September 30, 2017. For the next five years, we currently estimate annual amortization expense of approximately $175 million for the next three years and approximately $85 million in years four and five (reflecting September 30, 2018 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2018	$21,085	$20,057
Currency/other	(520)	(570)
Acquisition	335	210
Asset impairments	—	(68)
Balance at September 30, 2018	$20,900	$19,629

Changes to goodwill and intangibles were:

•
Acquisition – In connection with the acquisition of Tate's Bake Shop in the second quarter of 2018, we recorded a preliminary purchase price allocation of $335 million to goodwill and $210 million to intangible assets. See Note 2, Divestitures and Acquisitions, for additional information.

•
Asset impairments – During the third quarter of 2018, we recorded $68 million of intangible asset impairments related to our annual testing of non-amortizable intangible assets as described further below.

Our annual impairment assessment test for goodwill and non-amortizable intangible assets was performed as of July 1, 2018. As part of our goodwill quantitative annual impairment testing, we compare a reporting unit’s estimated fair value with its carrying value to evaluate the risk of potential goodwill impairment. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 7.3% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 10.3%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would record an impairment based on the difference between the carrying value and fair value of the reporting unit.

In 2018, there were no goodwill impairments and each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

During our 2018 annual testing of non-amortizable intangible assets, we recorded $68 million of impairment charges in the third quarter of 2018 related to five trademarks. The impairments arose due to lower than expected product growth. We recorded charges related to gum, chocolate, biscuits and candy trademarks of $45 million in Europe, $14 million in North America and $9 million in AMEA. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We primarily use a relief of royalty valuation method, which utilizes estimates of future sales, growth rates, royalty rates and discount rates in determining a brand's global fair value. We also identified seven brands, including the five impaired trademarks, with $546 million of aggregate book value as of September 30, 2018 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to continue to not be impaired, but if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Note 6. Equity Method Investments

Our investments accounted for under the equity method of accounting totaled $7,006 million as of September 30, 2018 and $6,193 million as of December 31, 2017. Our largest investments are in Jacobs Douwe Egberts (“JDE”) and Keurig Dr Pepper Inc. (NYSE: "KDP”).

JDE:
As of September 30, 2018, we held a 26.5% voting interest, a 26.4% ownership interest and a 26.3% profit and dividend sharing interest in JDE. We recorded JDE equity earnings of $38 million in the third quarter of 2018 and $50 million in the third quarter of 2017 and $126 million in the first nine months of 2018 and $88 million in the first nine months of 2017. We also recorded $73 million of cash dividends received during the first quarter of 2018 and $49 million of cash dividends received during the first quarter of 2017.

Keurig Dr Pepper Transaction:
On July 9, 2018, Keurig Green Mountain, Inc. ("Keurig") closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed KDP, a publicly traded company. Following the close of the transaction, our 24.2% investment in Keurig together with our shareholder loan receivable became a 13.8% investment in KDP. During the third quarter of 2018, we recorded a preliminary pre-tax gain of $757 million reported as a gain on equity method transaction and $184 million of deferred tax expense reported in the provision for income taxes (or $573 million after-tax gain) related to the change in our ownership interest while KDP finalizes the valuation for the transaction. We hold two director positions on the KDP board as well as additional governance rights. As we continue to have significant influence, we continue to account for our investment in KDP under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. In connection with this transaction, we changed our accounting principle to reflect our share of Keurig's historical and KDP's ongoing earnings on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of KDP’s ongoing results once KDP has publicly reported its results. This change in accounting principle was applied retrospectively to all periods. While our operating income did not change, equity method investment net earnings, net earnings and earnings per share have been adjusted to reflect the lag across all reported periods. The following tables show the primary line items on the condensed consolidated statements of earnings and comprehensive earnings and the condensed consolidated balance sheet that changed as a result of the lag. The condensed consolidated statements of cash flow and equity were also updated to reflect these changes.

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
	As Reported	As Adjusted	As Reported	As Adjusted
	(in millions)
Statements of Earnings
Equity method investment net earnings	$103	$92	$236	$249
Net earnings	993	982	2,126	2,139
Net earnings attributable to Mondelēz International	992	981	2,120	2,133
Earnings per share attributable to Mondelēz International:
Basic EPS	$0.66	$0.65	$1.40	$1.41
Diluted EPS	$0.65	$0.64	$1.38	$1.39

Statements of Other Comprehensive Earnings
Currency translation adjustment	$337	$325	$1,260	$1,242
Total other comprehensive earnings / (losses)	308	296	1,229	1,211
Comprehensive earnings attributable to Mondelēz International	1,292	1,269	3,325	3,320

	As of December 31, 2017
	As Reported	As Adjusted
	(in millions)
Balance Sheet
Equity method investments	$6,345	$6,193
Deferred income taxes	3,376	3,341
Retained earnings	22,749	22,631
Accumulated other comprehensive losses	(9,998)	(9,997)
Total Mondelēz International shareholders' equity	26,111	25,994
Total equity	26,191	26,074

As of September 30, 2018, we continue to hold a 13.8% ownership interest in KDP. Our ownership interest in KDP may change over time due to stock-based compensation arrangements and other transactions by KDP. We recorded equity earnings of $21 million in the third quarter of 2018 and equity earnings, shareholder loan interest and cash dividends of $14 million, $6 million and $5 million in the third quarter of 2017. We recorded equity earnings, shareholder loan interest and cash dividends of $191 million, $12 million and $5 million in the first nine months of 2018 and $67 million, $18 million and $11 million in the first nine months of 2017.

Note 7. Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion 2014-2018 restructuring program and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a $600 million reallocation between restructuring program cash costs and capital expenditures so the $5.7 billion program consisted of approximately $4.1 billion of restructuring program charges ($3.1 billion cash costs and $1.0 billion non-cash costs) and up to $1.6 billion of capital expenditures.

On September 6, 2018, our Board of Directors approved an extension of the restructuring program through 2022, an increase of $1.3 billion in the program charges and an increase of $700 million in capital expenditures. The total $7.7 billion program now consists of $5.4 billion of program charges ($4.1 billion of cash costs and $1.3 billion of non-cash costs) and total capital expenditures of $2.3 billion to be incurred over the life of the program. The current restructuring program, as increased and extended by these actions, is now called the Simplify to Grow Program.

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $3.7 billion related to the Simplify to Grow Program. We expect to incur the program charges by year-end 2022.

Restructuring Costs:
We recorded restructuring charges of $56 million in the third quarter of 2018 and $113 million in the third quarter of 2017 and $220 million in the first nine months of 2018 and $418 million in the first nine months of 2017 within asset impairment and exit costs or benefit plan non-service income. The Simplify to Grow Program liability activity for the nine months ended September 30, 2018 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2018	$464	$—	$464
Charges	175	45	220
Cash spent	(232)	—	(232)
Non-cash settlements/adjustments	(3)	(45)	(48)
Currency	(28)	—	(28)
Liability balance, September 30, 2018	$376	$—	$376

We spent $70 million in the third quarter of 2018 and $83 million in the third quarter of 2017 and $232 million in the first nine months of 2018 and $245 million in the first nine months of 2017 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $9 million in the third quarter of 2018 and $48 million in the third quarter of 2017 and $48 million in the first nine months of 2018 and $174 million in the first nine months of 2017. At September 30, 2018, $308 million of our net restructuring liability was recorded within other current liabilities and $68 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $83 million in the third quarter of 2018 and $62 million in the third quarter of 2017 and $215 million in the first nine months of 2018 and $179 million in the first nine months of 2017. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three and nine months ended September 30, 2018 and September 30, 2017, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America (1)	Corporate (2)	Total
	(in millions)
For the Three Months Ended September 30, 2018
Restructuring Costs	$11	$27	$26	$(9)	$1	$56
Implementation Costs	16	8	16	23	20	83
Total	$27	$35	$42	$14	$21	$139
For the Three Months Ended September 30, 2017
Restructuring Costs	$45	$32	$30	$6	$—	$113
Implementation Costs	8	11	18	13	12	62
Total	$53	$43	$48	$19	$12	$175
For the Nine Months Ended September 30, 2018
Restructuring Costs	$47	$50	$96	$17	$10	$220
Implementation Costs	46	28	45	61	35	215
Total	$93	$78	$141	$78	$45	$435
For the Nine Months Ended September 30, 2017
Restructuring Costs	$76	$105	$149	$71	$17	$418
Implementation Costs	28	31	49	38	33	179
Total	$104	$136	$198	$109	$50	$597
Total Project (3)
Restructuring Costs	$477	$498	$935	$436	$108	$2,454
Implementation Costs	198	157	317	314	256	1,242
Total	$675	$655	$1,252	$750	$364	$3,696

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

(3)	Includes all charges recorded since program inception on May 6, 2014 through September 30, 2018.

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2018		As of December 31, 2017
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$4,602	2.4%	$3,410	1.7%
Bank loans	209	12.1%	107	11.5%
Total short-term borrowings	$4,811		$3,517

As of September 30, 2018, commercial paper issued and outstanding had between 1 and 82 days remaining to maturity. Commercial paper borrowings increased since year end primarily as a result of issuances to finance the payment of long-term debt maturities, dividend payments and share repurchases during the year.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.9 billion at September 30, 2018 and $2.0 billion at December 31, 2017. Borrowings on these lines were $209 million at September 30, 2018 and $107 million at December 31, 2017.

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

On February 28, 2018, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 27, 2019. The agreement replaces our previous credit agreement that matured on February 28, 2018 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of September 30, 2018, no amounts were drawn on the facility.

We also maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. On October 14, 2016, the revolving credit agreement, which was scheduled to expire on October 11, 2018, was extended through October 11, 2021. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses) and the cumulative effects of any changes in accounting principles. At September 30, 2018, we complied with this covenant as our shareholders’ equity, as defined by the covenant, was $36.1 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of September 30, 2018, no amounts were drawn on the facility.

Long-Term Debt:
On August 23, 2018, $280 million of our 6.125% U.S. dollar notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

On July 18, 2018, £76 million (or $99 million) of our 7.25% pound sterling notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

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
We financed the repurchase of the notes, including the payment of accrued interest and other costs incurred, from the $2.0 billion revolving credit agreement entered into on April 2, 2018. We recorded a loss on debt extinguishment of $140 million within interest and other expense, net related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts, deferred financing and other cash costs in earnings at the time of the debt extinguishment. Cash costs related to tendering the debt are included in long-term debt repayments in the condensed consolidated statement of cash flows for the nine months ended September 30, 2018.

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

Our weighted-average interest rate on our total debt was 2.3% as of September 30, 2018, 2.1% as of December 31, 2017 and 2.2% as of December 31, 2016.

Fair Value of Our Debt:
The fair value of our short-term borrowings at September 30, 2018 and December 31, 2017 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At September 30, 2018, the aggregate fair value of our total debt was $20,364 million and its carrying value was $20,064 million. At December 31, 2017, the aggregate fair value of our total debt was $18,354 million and its carrying value was $17,652 million.

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Interest expense, debt	$117	$89	$334	$295
Loss on debt extinguishment	—	—	140	11
Loss/(gain) related to interest rate swaps	(1)	—	(10)	—
Other (income)/expense, net	(30)	(70)	(50)	(44)
Interest and other expense, net	$86	$19	$414	$262

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2018		As of December 31, 2017
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$59	$359	$15	$509
Net investment hedge derivative contracts (1)	365	3	—	—
	$424	$362	$15	$509
Derivatives not designated as accounting hedges:
Currency exchange contracts	$133	$47	$65	$76
Commodity contracts	129	170	84	229
Interest rate contracts	—	—	15	11
	$262	$217	$164	$316
Total fair value	$686	$579	$179	$825

(1)
Net investment hedge contracts consist of cross-currency interest rate swaps and forward contracts. We also designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above, but is included in long-term debt discussed in Note 8, Debt and Borrowing Arrangements. Both net investment hedge derivative contracts and non-U.S. dollar denominated debt acting as net investment hedges are also disclosed in the Derivative Volume table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

Derivatives designated as accounting hedges include cash flow, fair value and net investment hedge derivative contracts. Our economic hedges are derivatives not designated as accounting hedges. We record derivative assets and liabilities on a gross basis on our condensed consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of September 30, 2018
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$86	$—	$86	$—
Commodity contracts	(41)	4	(45)	—
Interest rate contracts	(300)	—	(300)	—
Net investment hedge contracts	362	—	362	—
Total derivatives	$107	$4	$103	$—

	As of December 31, 2017
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$(11)	$—	$(11)	$—
Commodity contracts	(145)	(138)	(7)	—
Interest rate contracts	(490)	—	(490)	—
Total derivatives	$(646)	$(138)	$(508)	$—

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

Derivative Volume:
The net notional values of our hedging instruments were:

	Notional Amount
	As of September 30, 2018	As of December 31, 2017
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,797	$7,089
Forecasted transactions	2,677	2,213
Commodity contracts	1,018	1,204
Interest rate contracts	8,205	6,532
Net investment hedges:
Net investment hedge derivative contracts	7,079	—
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,556	3,679
British pound sterling notes	343	459
Swiss franc notes	1,426	1,694
Canadian dollar notes	465	—

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Accumulated (loss)/gain at beginning of period	$(133)	$(91)	$(113)	$(121)
Transfer of realized (gains)/losses in fair value to earnings	—	(13)	(9)	(10)
Unrealized gain/(loss) in fair value	25	(6)	14	21
Accumulated (loss)/gain at end of period	$(108)	$(110)	$(108)	$(110)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$(3)	$—	$(2)
Commodity contracts	$—	$16	$—	$12
Interest rate contracts	—	—	9	—
Total	$—	$13	$9	$10

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$(11)	$—	$(37)
Commodity contracts	—	25	—	31
Interest rate contracts	25	(20)	14	27
Total	$25	$(6)	$14	$21

We recognized a gain of $1 million in the three months and $10 million in the nine months ended September 30, 2018 in interest and other expense, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed.

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

Based on current market conditions, we would expect to transfer gains of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of September 30, 2018, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 5 years and 1 month.

Fair Value Hedges:
Pre-tax gains/(losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Borrowings	$—	$2	$1	$4
Derivatives	—	(2)	(1)	(4)
Total	$—	$—	$—	$—

The carrying amount of our hedged fixed interest rate debt at December 31, 2017 was $801 million and was recorded in the current portion of long-term debt until this debt matured during the third quarter of 2018.

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Notional value of borrowings (and related derivatives)	$—	$(801)
Cumulative fair value hedging adjustments	—	—
Carrying amount of borrowings	$—	$(801)

Hedges of Net Investments in International Operations:

Net investment hedge derivative contracts:
Beginning in the first quarter of 2018, we entered into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of September 30, 2018 was $7.1 billion. The after-tax gain/(loss) on these net investment hedge contracts was recorded in the cumulative translation adjustment section of other comprehensive income and was $(2) million for the three months and $257 million for the nine months ended September 30, 2018. In addition, the after-tax gain on net investment hedge contracts settled in the current period was recorded in the cumulative translation adjustment section of other comprehensive income and was $24 million for the three months and nine months ended September 30, 2018. There were no after-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings in the three or nine months ended September 30, 2018. We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings. Amounts excluded from the assessment of hedge effectiveness were $34 million for the three months and $84 million for the nine months ended September 30, 2018 and were recorded as income in interest and other expense, net. The cash flows from these contracts are reported as other investing activities in the condensed consolidated statement of cash flows.

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Euro notes	$18	$(83)	$94	$(279)
British pound sterling notes	5	(8)	13	(23)
Swiss franc notes	(10)	12	6	(53)
Canadian notes	(6)	—	(2)	—

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain/(Loss) Recognized in Earnings
	2018	2017	2018	2017
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$16	$(13)	$30	$(8)	Interest and other expense, net
Forecasted transactions	53	(1)	118	—	Cost of sales
Forecasted transactions	(1)	1	(6)	(1)	Interest and other expense, net
Forecasted transactions	2	—	(2)	2	Selling, general and administrative expenses
Commodity contracts	(123)	(17)	(22)	(176)	Cost of sales
Total	$(53)	$(30)	$118	$(183)

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$11	$12	$36	$40
Interest cost	16	16	49	51
Expected return on plan assets	(22)	(25)	(110)	(110)
Amortization:
Net loss from experience differences	6	10	40	43
Prior service cost/(benefit)	—	—	(1)	(1)
Settlement losses and other expenses	4	6	—	—
Net periodic pension cost	$15	$19	$14	$23

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$33	$34	$111	$117
Interest cost	46	47	151	148
Expected return on plan assets	(66)	(75)	(341)	(322)
Amortization:
Net loss from experience differences	26	27	124	124
Prior service cost/(benefit)	1	1	(2)	(2)
Settlement losses and other expenses	19	27	—	2
Net periodic pension cost	$59	$61	$43	$67

Within settlement losses and other expenses are losses of $3 million for the three and nine months ended September 30, 2018 and $1 million for the three months and $12 million for the nine months ended September 30, 2017, that are related to our Simplify to Grow Program and are recorded within asset impairment and exit costs on our condensed consolidated statements of earnings.

Employer Contributions:
During the nine months ended September 30, 2018, we contributed $6 million to our U.S. pension plans and $253 million to our non-U.S. pension plans, including $168 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of September 30, 2018, over the remainder of 2018, we plan to make further contributions of approximately $33 million to our U.S. plans and approximately $48 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
In the United States, we contribute to multiemployer pension plans based on obligations arising from our collective bargaining agreements. The most individually significant multiemployer plan we participated in prior to the second quarter of 2018 was the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund”). Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the Bakery, Confectionery, Tobacco and Grain Millers Union (“BCTGM”). All of those collective bargaining agreements expired in 2016. We remain committed to negotiating all of the collective bargaining agreements that expired in 2016.

During the second quarter of 2018, we implemented two aspects of our second revised last, best and final offer made to the BCTGM with respect to 7 of the 8 expired collective bargaining agreements. Implementation resulted in our withdrawing from the Fund with respect to those employees covered by the 7 collective bargaining agreements. In connection with that action, we estimated a partial withdrawal liability of $567 million and within our North America segment, we recorded a discounted liability and charge of $408 million, $305 million net of tax, which represents our best estimate of the partial withdrawal liability absent an assessment from the Fund. We may receive an assessment in 2018 or later, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability in installments over a period of 20 years from the date of the assessment. We determined the net present value of the liability using a risk-free interest rate. We recorded the pre-tax non-cash charge in selling, general and administrative expense (and in other non-cash items, net in the condensed consolidated statement of cash flows) and the liability in long-term other liabilities. We record an immaterial amount of accreted interest each quarter on the long-term liability within interest and other expense, net.

Postretirement Benefit Plans

Net periodic postretirement health care benefit consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$1	$1	$4	$5
Interest cost	4	4	11	11
Amortization:
Net loss from experience differences	4	4	11	11
Prior service credit (1)	(10)	(10)	(29)	(30)
Net periodic postretirement health care benefit	$(1)	$(1)	$(3)	$(3)

(1)
Amortization of prior service credit included gains of $8 million for the three months ended September 30, 2018 and September 30, 2017 and $24 million for the nine months ended September 30, 2018 and September 30, 2017 related to a change in the eligibility requirement and a change in benefits to Medicare-eligible participants.

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$1	$1	$4	$4
Interest cost	2	1	4	3
Amortization of net gains	(1)	(1)	(2)	(3)
Net periodic postemployment cost	$2	$1	$6	$4

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2018	48,434,655	$29.92	5 years	$626	million
Annual grant to eligible employees	5,666,530	43.51
Additional options issued	162,466	30.99
Total options granted	5,828,996	43.16
Options exercised (1)	(7,234,369)	25.62		$127	million
Options canceled	(994,002)	42.79
Balance at September 30, 2018	46,035,280	31.99	5 years	$509	million

(1)
Cash received from options exercised was $67 million in the three months and $183 million in the nine months ended September 30, 2018. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $6 million in the three months and $15 million in the nine months ended September 30, 2018.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2018	7,669,705		$39.74
Annual grant to eligible employees:		Feb 22, 2018
Performance share units	1,048,770		51.23
Deferred stock units	788,310		43.51
Additional shares granted (1)	349,712	Various	41.42
Total shares granted	2,186,792		46.88	$103	million
Vested (2)	(2,230,871)		38.43	$86	million
Forfeited (2)	(842,524)		41.70
Balance at September 30, 2018	6,783,102		42.23

(1)	Includes performance share units and deferred stock units.

(2)
Includes performance share units, deferred stock units and historically granted restricted stock. The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $(1) million in the three months and $3 million in the nine months ended September 30, 2018.

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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2018, we had repurchased $13.0 billion of Common Stock pursuant to this authorization. During the nine months ended September 30, 2018, we repurchased approximately 39 million shares of Common Stock at an average cost of $41.98 per share, or an aggregate cost of approximately $1.7 billion, all of which was paid during the period except for approximately $12 million settled in October 2018. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2018, we have $5.0 billion in remaining share repurchase capacity.

Note 12. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($52 million as of September 30, 2018) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($81 million as of September 30, 2018). We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015, December 2015 and October 2017 on the same issue but covering the periods January to October 2014, November 2014 to September 2015 and October 2015 to June 2017, respectively. These notices added a total of 4.9 billion Indian rupees ($68 million as of September 30, 2018) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority plus interest. With the implementation of the new Goods and Services Tax in India in July 2017, we will not receive any further show cause notices for additional amounts on this issue. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2018, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

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

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $33 million in the third quarter of 2018 and $30 million in the third quarter of 2017 and $105 million in the first nine months of 2018 and $113 million in the first nine months of 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,409)	$(8,009)	$(7,740)	$(8,910)
Currency translation adjustments	(189)	279	(746)	1,037
Reclassification to earnings related to:
Equity method investment transaction	6	—	6	—
Tax (expense)/benefit	(10)	46	(119)	205
Other comprehensive earnings/(losses)	(193)	325	(859)	1,242
Less: (earnings)/loss attributable to noncontrolling interests	3	(8)	—	(24)
Balance at end of period	(8,599)	(7,692)	(8,599)	(7,692)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,982)	$(2,119)	$(2,144)	$(2,087)
Net actuarial gain/(loss) arising during period	1	(28)	46	(19)
Tax (expense)/benefit on net actuarial gain/(loss)	—	25	(9)	25
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	38	47	129	130
Settlement losses and other expenses (1)	4	6	19	24
Tax expense/(benefit) on reclassifications (2)	(9)	(10)	(34)	(31)
Currency impact	13	(50)	58	(171)
Other comprehensive earnings/(losses)	47	(10)	209	(42)
Balance at end of period	(1,935)	(2,129)	(1,935)	(2,129)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(133)	$(91)	$(113)	$(121)
Net derivative gains/(losses)	30	2	17	31
Tax (expense)/benefit on net derivative gain/(loss)	(5)	(5)	(8)	(1)
Losses/(gains) reclassified into net earnings:
Currency exchange contracts – forecasted transactions (3)	—	2	—	2
Commodity contracts (3)	—	(21)	—	(15)
Interest rate contracts (4)	—	—	(11)	—
Tax expense/(benefit) on reclassifications (2)	—	6	2	3
Currency impact	—	(3)	5	(9)
Other comprehensive earnings/(losses)	25	(19)	5	11
Balance at end of period	(108)	(110)	(108)	(110)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,524)	$(10,219)	$(9,997)	$(11,118)
Total other comprehensive earnings/(losses)	(121)	296	(645)	1,211
Less: (earnings)/loss attributable to noncontrolling interests	3	(8)	—	(24)
Other comprehensive earnings/(losses) attributable to Mondelēz International	(118)	288	(645)	1,187
Balance at end of period	$(10,642)	$(9,931)	$(10,642)	$(9,931)

(1)	These reclassified losses are included in the components of net periodic benefit costs disclosed in Note 10, Benefit Plans.

(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.

(3)	These reclassified gains or losses are recorded within cost of sales.

(4)	These reclassified gains or losses are recorded within interest and other expense, net.

Note 14. Income Taxes

On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions, including a reduction in the U.S. federal tax rate from 35% to 21%. In addition to the tax rate reduction, the legislation establishes new provisions that affect our 2018 results, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax (BEAT); a new provision that taxes U.S. allocated expenses (e.g. interest and general administrative expenses) as well as currently taxes certain income from foreign operations (Global Intangible Low-Tax Income, or “GILTI”); a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; a new limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and limitations on the deductibility of certain employee compensation. Further tax legislative guidance is expected before 2018 year-end.

Certain impacts of the new legislation would have generally required accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018. While our accounting for the enactment of the new U.S. tax legislation is not complete, during the three months ended September 30, 2018, we recorded an $8 million U.S. tax reform discrete net tax expense, consisting of a $3 million increase in our transition tax liability and $5 million of costs from other provisional tax reform updates. During the nine months ended September 30, 2018, we recorded $95 million in discrete net tax costs primarily comprised of an increase to our transition tax liability of $89 million as a result of additional guidance issued by the Internal Revenue Service and various state taxing authorities, new state legislation enacted during the period and further refinement of various components of the underlying calculations.

Based on current tax laws, our estimated annual effective tax rate for 2018, excluding discrete tax impacts, is 22.0%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions and the reduction in the U.S. federal tax rate, partially offset by unfavorable provisions within the new U.S. tax reform legislation. Our 2018 third quarter effective tax rate of 46.3% was unusually high due to $184 million of deferred tax expense related to the $757 million gain on the KDP transaction reported as a gain on equity method transaction. Excluding this impact, our third quarter effective tax rate was 18.6%, which was favorably impacted by discrete net tax benefits of $19 million, primarily related to a $26 million benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions. Our effective tax rate for the nine months ended September 30, 2018 was 31.9% and was also unusually high as a result of the KDP transaction. Excluding this impact, our effective tax rate for the nine months was 23.0%, which was unfavorably impacted by $22 million of net tax expense from discrete one-time events. The discrete net tax expense primarily consisted of $89 million of additional transition tax liability recognized as an adjustment to the prior provisional estimate, partially offset by a $70 million benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in various jurisdictions.

As of the end of the third quarter of 2017, our estimated annual effective tax rate for 2017, excluding the impacts from the sale of our Australian grocery business, was 25.8%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by an increase in domestic earnings. Our 2017 third quarter effective tax rate of 23.4% was favorably impacted by the divestiture of our Australian grocery business, which had a lower effective tax rate, resulting in a $27 million tax expense related to the pre-tax gain of $187 million. Our effective tax rate for the nine months ended September 30, 2017 was 21.3% and was favorably impacted by the sale of our Australian grocery business as well as other discrete one-time benefits. The discrete net tax benefits primarily consisted of a $74 million benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in various jurisdictions and a $16 million benefit relating to the U.S. domestic production activities deduction.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Net earnings	$1,197	$982	$2,569	$2,139
Noncontrolling interest earnings	(3)	(1)	(11)	(6)
Net earnings attributable to Mondelēz International	$1,194	$981	$2,558	$2,133
Weighted-average shares for basic EPS	1,466	1,507	1,477	1,518
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	14	17	14	19
Weighted-average shares for diluted EPS	1,480	1,524	1,491	1,537
Basic earnings per share attributable to Mondelēz International	$0.81	$0.65	$1.73	$1.41
Diluted earnings per share attributable to Mondelēz International	$0.81	$0.64	$1.72	$1.39

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 12.2 million in the third quarter of 2018 and 9.0 million in the third quarter of 2017 and 11.5 million in the first nine months of 2018 and 8.0 million in the first nine months of 2017.

Note 16. Segment Reporting

We manufacture and market primarily snack food products, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy and various cheese & grocery products, as well as powdered beverage products.

We manage our global business and report operating results through geographic units. We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise across our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, net gain on divestitures and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage benefit plan non-service income and interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net revenues:
Latin America	$774	$908	$2,439	$2,666
AMEA	1,398	1,405	4,300	4,290
Europe	2,361	2,442	7,370	6,978
North America	1,755	1,775	5,056	4,996
Net revenues	$6,288	$6,530	$19,165	$18,930
Earnings before income taxes:
Operating income:
Latin America	$100	$256	$318	$469
AMEA	153	82	558	424
Europe	381	393	1,245	1,107
North America	334	325	514	842
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	(112)	28	181	(69)
General corporate expenses	(74)	(55)	(228)	(192)
Amortization of intangibles	(44)	(45)	(132)	(133)
Net gain on divestitures	—	187	—	184
Acquisition-related costs	(1)	—	(14)	—
Operating income	737	1,171	2,442	2,632
Benefit plan non-service income (1)	19	10	47	30
Interest and other expense, net	(86)	(19)	(414)	(262)
Earnings before income taxes	$670	$1,162	$2,075	$2,400

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

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, Note 2, Divestitures and Acquisitions, Note 4, Property, Plant and Equipment, Note 5, Goodwill and Intangible Assets, Note 7, Restructuring Program, and Note 12, Commitments and Contingencies. Also see Note 8, Debt and Borrowing Arrangements, and Note 9, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended September 30, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$185	$455	$769	$1,422	$2,831
Chocolate	169	524	1,142	66	1,901
Gum & Candy	220	207	167	267	861
Beverages	117	103	19	—	239
Cheese & Grocery	83	109	264	—	456
Total net revenues	$774	$1,398	$2,361	$1,755	$6,288

	For the Three Months Ended September 30, 2017 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$210	$445	$778	$1,427	$2,860
Chocolate	207	519	1,179	74	1,979
Gum & Candy	247	228	185	274	934
Beverages	155	104	23	—	282
Cheese & Grocery	89	109	277	—	475
Total net revenues	$908	$1,405	$2,442	$1,775	$6,530

	For the Nine Months Ended September 30, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$560	$1,284	$2,374	$4,158	$8,376
Chocolate	573	1,537	3,568	169	5,847
Gum & Candy	668	678	553	729	2,628
Beverages	394	448	66	—	908
Cheese & Grocery	244	353	809	—	1,406
Total net revenues	$2,439	$4,300	$7,370	$5,056	$19,165

	For the Nine Months Ended September 30, 2017 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$580	$1,201	$2,177	$4,061	$8,019
Chocolate	660	1,457	3,318	194	5,629
Gum & Candy	701	695	582	741	2,719
Beverages	477	466	88	—	1,031
Cheese & Grocery	248	471	813	—	1,532
Total net revenues	$2,666	$4,290	$6,978	$4,996	$18,930

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

Keurig Dr Pepper Transaction

On July 9, 2018, Keurig Green Mountain, Inc. ("Keurig") closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed Keurig Dr Pepper Inc. (NYSE: "KDP"), a publicly traded company. Following the close of the transaction, our 24.2% investment in Keurig together with our shareholder loan receivable became a 13.8% investment in KDP. During the third quarter of 2018, we recorded a preliminary pre-tax gain of $757 million reported as a gain on equity method transaction and $184 million of deferred tax expense reported in the provision for income taxes (or $573 million after-tax gain) related to the change in our ownership interest while KDP finalizes the valuation for the transaction. We hold two director positions on the KDP board as well as additional governance rights. As we continue to have significant influence, we continue to account for our investment in KDP under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. In connection with this transaction, we changed our accounting principle to reflect our share of Keurig's historical and KDP's ongoing earnings on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of KDP’s ongoing results once KDP has publicly reported its results. This change in accounting principle was applied retrospectively to all periods. While our operating income did not change, equity method investment net earnings, net earnings and earnings per share have been adjusted to reflect the lag across all reported periods. Refer to Note 6, Equity Method Investments, for additional information.

U.S. Tax Reform

On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. federal tax rate from 35% to 21% as well as provisions that limit or eliminate various deductions or credits. The legislation also causes U.S. allocated expenses (e.g. interest and general administrative expenses) to be taxed and imposes a new tax on U.S. cross-border payments. Furthermore, the legislation includes a one-time transition tax on accumulated foreign earnings and profits. Further tax legislative guidance is expected before 2018 year-end.

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

While our accounting for the enactment of the new U.S. tax legislation is not complete, we have recorded an additional $8 million discrete net tax expense in the third quarter of 2018 consisting of a $3 million increase in our transition tax liability and $5 million of costs from other provisional tax reform updates. During the nine months ended September 30, 2018, we recorded $95 million in discrete net tax costs primarily comprised of an increase to our transition tax liability of $89 million as a result of additional guidance issued by the U.S. Department of Treasury, the Internal Revenue Service and various state taxing authorities, new state legislation enacted during the period and further refinement of various components of the underlying calculations. Our estimated annual effective tax rate for 2018 is 22.0%, which includes the new provisions of the legislation that are effective for the 2018 tax year but excludes discrete tax items such as the updates to the transition tax liability and the impacts of audit settlements. Refer to Note 14, Income Taxes, for more information on the impact of U.S. tax reform.

Multiemployer Pension Plan Partial Withdrawal

In the United States, we contribute to multiemployer pension plans based on obligations arising from our collective bargaining agreements. The most individually significant multiemployer plan we participated in prior to the second quarter of 2018 was the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund”). Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the Bakery, Confectionery, Tobacco and Grain Millers Union (“BCTGM”). All of those collective bargaining agreements expired in 2016. We remain committed to negotiating all of the collective bargaining agreements that expired in 2016.

During the second quarter of 2018, we implemented two aspects of our second revised last, best and final offer made to the BCTGM with respect to 7 of the 8 expired collective bargaining agreements. Implementation resulted in our withdrawing from the Fund with respect to those employees covered by the 7 collective bargaining agreements. In connection with that action, we estimated a partial withdrawal liability of $567 million and within our North America segment, we recorded a discounted liability and charge of $408 million, $305 million net of tax, which represents our best estimate of the partial withdrawal liability absent an assessment from the Fund. We may receive an assessment in 2018 or later, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability in installments over a period of 20 years from the date of the assessment. We determined the net present value of the liability using a risk-free interest rate. We recorded the pre-tax non-cash charge in selling, general and administrative expense (and in other non-cash items, net in the condensed consolidated statement of cash flows) and the liability in long-term other liabilities. We record an immaterial amount of accreted interest each quarter on the long-term liability within interest and other expense, net.

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

Summary of Results

•
Net revenues decreased 3.7% to $6.3 billion in the third quarter of 2018 and increased 1.2% to $19.2 billion in the first nine months of 2018 as compared to the same periods in the prior year. During the third quarter, net revenues declined due to unfavorable currency translation as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year. In addition, the decline reflected unfavorable volume mix, which in part was due to the lapping of last year's partial recovery in the third quarter of 2017 from the malware incident that occurred in the second quarter of 2017. Net revenues were positively impacted by higher net pricing. During the first nine months of 2018, net revenues grew due to higher net pricing and favorable volume/mix. Net revenues also were positively affected by favorable currency translation as the U.S. dollar weakened against several currencies in which we operate compared to exchange rates in the prior year. Net revenue growth was partially offset by the impact of several prior-year business divestitures, which reduced revenues in 2018 as compared to the prior year.

•
Organic Net Revenue, a non-GAAP financial measure, increased 1.2% to $6.6 billion in the third quarter of 2018 and increased 2.3% to $19.1 billion in the first nine months of 2018 as compared to same periods in the prior year. During the third quarter, Organic Net Revenue increased as a result of higher net pricing, partially offset by unfavorable volume/mix. Unfavorable volume/mix was in part due to the lapping of last year's partial recovery in the third quarter of 2017 from the malware incident that occurred in the second quarter of 2017. For the first nine months of 2018, net revenues grew due to higher net pricing and favorable volume/mix, in part due to the lapping of last year's negative impact from the malware incident. Refer to our Discussion and Analysis of Historical Results, including the Results of Operations by Reportable Segment for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•
Diluted EPS attributable to Mondelēz International increased 26.6% to $0.81 in the third quarter of 2018 and increased 23.7% to $1.72 in the first nine months of 2018 as compared to the same periods in the prior year. The diluted EPS increase in the third quarter of 2018 was primarily driven by an after-tax gain on the KDP transaction, lower taxes, operating gains and share repurchases, partially offset by lapping a prior-year gain on divestiture, unfavorable year-over-year change mark-to-market impacts from currency and commodity derivatives and lapping the benefit from the resolution of tax matters. The diluted EPS increase during the first nine months of 2018 was primarily driven by the after-tax gain on the KDP transaction, favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, operating gains, share repurchases and lower taxes, partially offset by the impact from pension participation changes, lapping the benefit from the resolution of tax matters and lapping a prior-year net gain on divestitures.

•
Adjusted EPS, a non-GAAP financial measure, increased 10.7% to $0.62 in the third quarter of 2018 and increased 13.9% to $1.80 in the first nine months of 2018 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 17.9% to $0.66 in the third quarter of 2018 and increased 12.7% to $1.78 in the first nine months of 2018 as compared to the same periods in the prior year. For the third quarter of 2018, lower taxes, operating gains and lower shares outstanding were significant drivers of growth. For the first nine months of 2018, operating gains, lower shares outstanding, lower taxes and lower interest drove the growth. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

•	Market conditions. Snack categories continued to grow in the third quarter of 2018. Volatility in the global currency and commodity markets also continued.

•
Argentina, Brexit and currency volatility. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, on July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries. During the third quarter of 2018, we recorded a $13 million remeasurement loss in net earnings related to the devaluation of our Argentinian peso denominated net monetary assets during the quarter. The mix of monetary assets and liabilities and the exchange rate to convert Argentinian pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings. We continue to monitor the U.K. planned exit from the European Union (Brexit) as well as currencies at risk of devaluation and take protective measures in response to their potential impacts on our results of operations and financial condition.

•
Collective bargaining agreements. During the second quarter of 2018, we implemented two aspects of our second revised last, best and final offer made to the BCTGM, resulting in our withdrawing from the Fund with respect to the employees covered by the 7 of the 8 collective bargaining agreements. We estimated a partial withdrawal liability of $567 million and within our North America segment, we recorded a discounted liability and charge of $408 million, $305 million net of tax, which represents our best estimate of the partial withdrawal liability absent an assessment from the Fund. We may receive an assessment in 2018 or later, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability in installments over a period of 20 years from the assessment date. We remain committed to negotiating all of the collective bargaining agreements that expired in 2016.

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

For more information on these items, refer to our Discussion and Analysis of Historical Results and Commodity Trends appearing later in this section, as well as Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, Note 7, Restructuring Program, Note 9, Financial Instruments, Note 10, Benefit Plans and Note 14, Income Taxes.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2018	2017	2018	2017
		(in millions, except percentages)
Gain on equity method investment transaction	Note 6	$757	$—	$757	$—
Simplify to Grow Program	Note 7
Restructuring charges		(56)	(113)	(220)	(418)
Implementation charges		(83)	(62)	(215)	(179)
(Loss)/gain related to interest rate swaps	Note 8 & 9	1	—	10	—
Loss on debt extinguishment	Note 8	—	—	(140)	(11)
Intangible asset impairment charges (1)		(68)	(71)	(68)	(109)
CEO transition remuneration (2)		(4)	—	(18)	—
Acquisition and divestiture-related costs	Note 2
Acquisition-related costs		(1)	—	(14)	—
Net gain on divestitures		—	187	—	184
Divestiture-related costs		—	2	3	(26)
Mark-to-market gains/(losses) from derivatives	Note 9	(112)	28	181	(69)
Impact from resolution of tax matters	Note 12	—	215	(15)	273
Impact from pension participation changes	Note 10	(3)	—	(412)	—
Malware incident incremental expenses		—	(47)	—	(54)
U.S. tax reform discrete net tax expense	Note 14	(8)	—	(95)	—
Effective tax rate	Note 14	46.3%	23.4%	31.9%	21.3%

(1)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on prior-year intangible asset impairment charges.

(2)	Please see the Non-GAAP Financial Measures section at the end of this item for additional information.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017.

Three Months Ended September 30:

	For the Three Months Ended September 30,
	2018	2017	$ change	% change
	(in millions, except per share data)
Net revenues	$6,288	$6,530	$(242)	(3.7)%
Operating income	737	1,171	(434)	(37.1)%
Net earnings attributable to Mondelēz International	1,194	981	213	21.7%
Diluted earnings per share attributable to Mondelēz International	0.81	0.64	0.17	26.6%

Net Revenues – Net revenues decreased $242 million (3.7%) to $6,288 million in the third quarter of 2018, and Organic Net Revenue (1) increased $76 million (1.2%) to $6,588 million. Power Brands net revenues decreased 2.6%, including an unfavorable currency impact, and Power Brands Organic Net Revenue increased 2.1%. Emerging markets net revenues decreased 4.9%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 6.0%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2018
Change in net revenues (by percentage point)
Total change in net revenues	(3.7)%
Add back the following items affecting comparability:
Unfavorable currency	4.9	pp
Impact of divestitures	0.3	pp
Impact of acquisition	(0.3	)pp
Total change in Organic Net Revenue (1)	1.2%
Higher net pricing	1.6	pp
Unfavorable volume/mix	(0.4	)pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decrease of 3.7% was driven by unfavorable currency and the impact of divestitures, partially offset by our underlying Organic Net Revenue growth of 1.2% and the impact of an acquisition. Unfavorable currency impacts decreased net revenues by $323 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinian peso, Brazilian real, Indian rupee, Russian ruble, Australian dollar, Turkish lira and euro. The impact of divestitures that occurred in 2017 resulted in a year-over-year decline in net revenues of $18 million. Our underlying Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2017 as well as the effects of input cost-driven pricing actions taken during 2018. Higher net pricing was reflected in all regions. Unfavorable volume/mix was in part due to the lapping of last year's partial recovery in the third quarter of 2017 of the malware incident that occurred in the second quarter of 2017. Unfavorable volume/mix was reflected in North America, Europe and Latin America, partially offset by favorable volume/mix in AMEA. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $23 million in the third quarter of 2018. Refer to Note 2, Divestitures and Acquisitions, for additional information.

Operating Income – Operating income decreased $434 million (37.1%) to $737 million in the third quarter of 2018, Adjusted Operating Income (1) decreased $15 million (1.4%) to $1,074 million and Adjusted Operating Income on a constant currency basis (1) increased $45 million (4.1%) to $1,134 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended September 30, 2017	$1,171
Simplify to Grow Program (2)	175
Intangible asset impairment charges (3)	71
Mark-to-market gains from derivatives (4)	(28)
Malware incident incremental expenses	47
Acquisition integration costs (5)	1
Operating income from divestitures (5)	(5)
Gain on divestiture (5)	(187)
Impact from resolution of tax matters (6)	(155)
Other/rounding	(1)
Adjusted Operating Income (1) for the Three Months Ended September 30, 2017	$1,089
Higher net pricing	102
Lower input costs	29
Unfavorable volume/mix	(33)
Higher selling, general and administrative expenses	(58)
Impact from acquisition (5)	4
Other/rounding	1
Total change in Adjusted Operating Income (constant currency) (1)	45	4.1%
Unfavorable currency translation	(60)
Total change in Adjusted Operating Income (1)	(15)	(1.4)%
Adjusted Operating Income (1) for the Three Months Ended September 30, 2018	$1,074
Simplify to Grow Program (2)	(139)
Intangible asset impairment charges (3)	(68)
Mark-to-market losses from derivatives (4)	(112)
Acquisition-related costs (5)	(1)
Remeasurement of net monetary position (7)	(13)
CEO transition remuneration (1)	(4)
Operating Income for the Three Months Ended September 30, 2018	$737	(37.1)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 7, Restructuring Program, for more information.

(3)	Refer to Note 5, Goodwill and Intangible Assets, for more information on trademark impairments.

(4)
Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on prior-year divestitures and the June 7, 2018 acquisition of Tate's Bake Shop.

(6)	Refer to Note 12, Commitments and Contingencies – Tax Matters, for more information.

(7)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

During the third quarter of 2018, we realized higher net pricing and lower input costs driven by our productivity efforts. Higher net pricing, which included the carryover impact of pricing actions taken in 2017 as well as the effects of input cost-driven pricing actions taken during 2018, was reflected across all regions. The decrease in input costs was driven by lower manufacturing costs due to our strong productivity efforts, partially offset by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, as well as higher packaging, energy, grains and oils costs. Unfavorable volume/mix was driven by North America, Latin America and Europe, which was partially offset by favorable volume/mix in AMEA.

Total selling, general and administrative expenses increased $170 million from the third quarter of 2017, due to a number of factors noted in the table above, including in part, the lapping of the prior-year benefit from the resolution of a tax matter, the remeasurement of the net monetary position in Argentina, higher implementation costs incurred for the Simplify to Grow Program, CEO transition remuneration and the impact of an acquisition, partially offset by favorable currency impact and the lapping of prior-year malware incident incremental costs. Excluding these factors, selling, general and administrative expenses increased $58 million from the third quarter of 2017. The increase was driven by the year-over year net unfavorable change in miscellaneous other income and expense items within selling, general and administrative expenses.

Unfavorable currency changes decreased operating income by $60 million due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Turkish lira, Argentinian peso, Russian ruble, Indian rupee and euro.

Operating income margin decreased from 17.9% in the third quarter of 2017 to 11.7% in the third quarter of 2018. The decrease in operating income margin was driven primarily by the prior-year gain on divestiture, the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities and the prior-year benefit from the resolution of a tax matter, partially offset by the lapping of prior-year malware incident incremental expenses, lower Simplify to Grow Program costs and an increase in our Adjusted Operating Income margin. Adjusted Operating Income margin increased from 16.7% in the third quarter of 2017 to 17.1% in the third quarter of 2018. The increase in Adjusted Operating Income margin was driven primarily by higher net pricing and lower manufacturing costs, partially offset by higher selling, general and administrative expenses.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,194 million increased by $213 million (21.7%) in the third quarter of 2018. Diluted EPS attributable to Mondelēz International was $0.81 in the third quarter of 2018, up $0.17 (26.6%) from the third quarter of 2017. Adjusted EPS (1) was $0.62 in the third quarter of 2018, up $0.06 (10.7%) from the third quarter of 2017. Adjusted EPS on a constant currency basis (1) was $0.66 in the third quarter of 2018, up $0.10 (17.9%) from the third quarter of 2017.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2017	$0.64
Simplify to Grow Program (2)	0.08
Intangible asset impairment charges (2)	0.04
Mark-to-market gains from derivatives (2)	(0.02)
Malware incident incremental expenses	0.02
Acquisition integration costs (2)	—
Divestiture-related costs (3)	0.01
Net earnings from divestitures (2)	—
Gain on divestiture (2)	(0.12)
Impact from resolution of tax matters (2)	(0.09)
Equity method investee acquisition-related and other adjustments (4)	—
Adjusted EPS (1) for the Three Months Ended September 30, 2017	$0.56
Increase in operations	0.02
Increase in equity method investment net earnings	0.01
Impact from acquisition (2)	—
Changes in interest and other expense, net (5)	—
Changes in income taxes (6)	0.05
Changes in shares outstanding (7)	0.02
Adjusted EPS (constant currency) (1) for the Three Months Ended September 30, 2018	$0.66
Unfavorable currency translation	(0.04)
Adjusted EPS (1) for the Three Months Ended September 30, 2018	$0.62
Simplify to Grow Program (2)	(0.07)
Intangible asset impairment charges (2)	(0.03)
Mark-to-market losses from derivatives (2)	(0.07)
Acquisition-related costs (2)	—
Remeasurement of net monetary position (2)	(0.01)
CEO transition remuneration (2)	—
U.S. tax reform discrete net tax benefit (8)	(0.01)
Gain on equity method investment transaction (9)	0.39
Equity method investee acquisition-related and other adjustments (4)	(0.01)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2018	$0.81

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)
Refer to Note 2, Divestitures and Acquisitions, for more information on the sale of a grocery business in Australia and New Zealand and related taxes as well as a related gain on a foreign currency hedge.

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

(8)	Refer to Note 14, Income Taxes, for more information on the impact of the U.S. tax reform.

(9)	Refer to Note 6, Equity Method Investments, for more information on the KDP transaction.

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2018	2017	$ change	% change
	(in millions, except per share data)
Net revenues	$19,165	$18,930	$235	1.2%
Operating income	2,442	2,632	(190)	(7.2)%
Net earnings attributable to Mondelēz International	2,558	2,133	425	19.9%
Diluted earnings per share attributable to Mondelēz International	1.72	1.39	0.33	23.7%

Net Revenues – Net revenues increased $235 million (1.2%) to $19,165 million in the first nine months of 2018, and Organic Net Revenue (1) increased $429 million (2.3%) to $19,095 million. Power Brands net revenues increased 3.5%, including a favorable currency impact, and Power Brands Organic Net Revenue increased 3.2%. Emerging markets net revenues increased 1.0%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 5.4%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2018
Change in net revenues (by percentage point)
Total change in net revenues	1.2%
Add back the following items affecting comparability:
Favorable currency	(0.2	)pp
Impact of acquisition	(0.2	)pp
Impact of divestitures	1.5	pp
Total change in Organic Net Revenue (1)	2.3%
Higher net pricing	1.2	pp
Favorable volume/mix	1.1	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 1.2% was driven by our underlying Organic Net Revenue growth of 2.3%, favorable currency and the impact of an acquisition, partially offset by the impact of divestitures. Our underlying Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2017 as well as the effects of input cost-driven pricing actions taken during 2018. Higher net pricing was reflected in Latin America, AMEA and North America partially offset by lower net pricing in Europe. Favorable volume/mix was reflected in Europe and AMEA as North America was essentially flat, partially offset by unfavorable volume/mix in Latin America. The impact of divestitures that occurred in 2017 resulted in a year-over-year decline in net revenues of $264 million. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $30 million in the first nine months of 2018. Refer to Note 2, Divestitures and Acquisitions, for additional information. Favorable currency impacts increased net revenues by $40 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Chinese yuan, partially offset by the strength of the U.S. dollar relative to several other currencies, including the Argentinian peso, Brazilian real, Russian ruble and Turkish lira.

Operating Income – Operating income decreased $190 million (7.2%) to $2,442 million in the first nine months of 2018, Adjusted Operating Income (1) increased $197 million (6.5%) to $3,225 million and Adjusted Operating Income on a constant currency basis (1) increased $178 million (5.9%) to $3,206 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Nine Months Ended September 30, 2017	$2,632
Simplify to Grow Program (2)	585
Intangible asset impairment charges (3)	109
Mark-to-market losses from derivatives (4)	69
Malware incident incremental expenses	54
Acquisition integration costs (5)	2
Divestiture-related costs (6)	23
Operating income from divestitures (6)	(60)
Net gain on divestitures (6)	(184)
Impact from resolution of tax matters (7)	(201)
Other/rounding	(1)
Adjusted Operating Income (1) for the Nine Months Ended September 30, 2017	$3,028
Higher net pricing	229
Higher input costs	(58)
Favorable volume/mix	24
Higher selling, general and administrative expenses	(19)
Impact from acquisition (6)	4
VAT-related settlement	21
Property insurance recovery	(27)
Other	4
Total change in Adjusted Operating Income (constant currency) (1)	178	5.9%
Favorable currency translation	19
Total change in Adjusted Operating Income (1)	197	6.5%
Adjusted Operating Income (1) for the Nine Months Ended September 30, 2018	$3,225
Simplify to Grow Program (2)	(432)
Intangible asset impairment charges (3)	(68)
Mark-to-market gains from derivatives (4)	181
Acquisition integration costs (5)	(2)
Acquisition-related costs (6)	(14)
Divestiture-related costs (6)	3
Remeasurement of net monetary position (8)	(13)
Impact from pension participation changes (9)	(408)
Impact from resolution of tax matters (7)	(11)
CEO transition remuneration (1)	(18)
Other/rounding	(1)
Operating Income for the Nine Months Ended September 30, 2018	$2,442	(7.2)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 7, Restructuring Program, for more information.

(3)	Refer to Note 5, Goodwill and Intangible Assets, for more information on trademark impairments.

(4)
Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(5)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the acquisition of a biscuit business in Vietnam.

(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on prior-year divestitures and the June 7, 2018 acquisition of Tate's Bake Shop.

(7)	Refer to Note 12, Commitments and Contingencies – Tax Matters, for more information.

(8)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(9)	Refer to Note 10, Benefit Plans, for more information.

During the first nine months of 2018, we realized higher net pricing, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2017 as well as the effects of input cost-driven pricing actions taken during 2018, was reflected across all regions except Europe. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs due to productivity efforts. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher packaging, dairy, energy, oils and grains costs, partially offset by lower cocoa costs. Favorable volume/mix was driven by Europe and AMEA, which was partially offset by unfavorable volume/mix in Latin America and North America.

Total selling, general and administrative expenses increased $663 million from the first nine months of 2017, due to a number of factors noted in the table above, including in part, the impact from pension participation changes, lapping of prior-year benefits from the resolution of tax matters, lapping of a prior-year property insurance recovery, CEO transition remuneration, acquisition-related costs, remeasurement of net monetary position in Argentina, higher implementation costs incurred for the Simplify to Grow Program, the impact of an acquisition and unfavorable currency impact. The increases were partially offset by a value-added tax (“VAT”) related settlement in 2018, lower divestiture-related costs, the impact of divestitures and the lapping of prior-year malware incident incremental costs. Excluding these factors, selling, general and administrative expenses increased $19 million from the first nine months of 2017. The increase was driven primarily by the year-over year net unfavorable change in miscellaneous other income and expense items within selling, general and administrative expenses, which more than offset lower advertising and consumer promotion costs.

We recorded a benefit of $21 million from a VAT-related settlement in Latin America in the first nine months of 2018. Favorable currency changes increased operating income by $19 million due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Chinese yuan, partially offset by the strength of the U.S. dollar relative to several currencies, including the Brazilian real, Argentinian peso, Turkish lira and Russian ruble.

Operating income margin decreased from 13.9% in the first nine months of 2017 to 12.7% in the first nine months of 2018. The decrease in operating income margin was driven primarily by the impact from pension participation changes, the lapping of prior-year benefits from the resolution of tax matters and the lapping of a prior-year gain on divestiture. These unfavorable items were partially offset by the year-over-year favorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, lower Simplify to Grow Program costs, an increase in our Adjusted Operating Income margin, the lapping of prior-year malware incident incremental costs, lower intangible asset impairment charges and lower divestiture-related costs. Adjusted Operating Income margin increased from 16.2% in the first nine months of 2017 to 16.8% in the first nine months of 2018. The increase in Adjusted Operating Income margin was driven primarily by lower advertising and consumer promotion costs and lower manufacturing costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,558 million increased by $425 million (19.9%) in the first nine months of 2018. Diluted EPS attributable to Mondelēz International was $1.72 in the first nine months of 2018, up $0.33 (23.7%) from the first nine months of 2017. Adjusted EPS (1) was $1.80 in the first nine months of 2018, up $0.22 (13.9%) from the first nine months of 2017. Adjusted EPS on a constant currency basis (1) was $1.78 in the first nine months of 2018, up $0.20 (12.7%) from the first nine months of 2017.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2017	$1.39
Simplify to Grow Program (2)	0.29
Intangible asset impairment charges (2)	0.05
Mark-to-market losses from derivatives (2)	0.04
Malware incident incremental expenses	0.02
Acquisition integration costs (2)	—
Divestiture-related costs (2)	0.02
Net earnings from divestitures (2)	(0.03)
Net gain on divestitures (2)	(0.11)
Impact from resolution of tax matters (2)	(0.13)
Loss on debt extinguishment (3)	0.01
Equity method investee acquisition-related and other adjustments (4)	0.03
Adjusted EPS (1) for the Nine Months Ended September 30, 2017	$1.58
Increase in operations	0.08
Increase in equity method investment net earnings	0.01
Impact from acquisition (2)	—
VAT-related settlements	0.01
Property insurance recovery	(0.01)
Changes in interest and other expense, net (5)	0.02
Changes in income taxes (6)	0.04
Changes in shares outstanding (7)	0.05
Adjusted EPS (constant currency) (1) for the Nine Months Ended September 30, 2018	$1.78
Favorable currency translation	0.02
Adjusted EPS (1) for the Nine Months Ended September 30, 2018	$1.80
Simplify to Grow Program (2)	(0.22)
Intangible asset impairment charges (2)	(0.03)
Mark-to-market gains from derivatives (2)	0.10
Acquisition integration costs (2)	—
Acquisition-related costs (2)	(0.01)
Divestiture-related costs (2)	—
Remeasurement of net monetary position (2)	(0.01)
Impact from pension participation changes (2)	(0.21)
Impact from resolution of tax matters (2)	—
CEO transition remuneration (2)	(0.01)
Net gain related to interest rate swaps (8)	0.01
Loss on debt extinguishment (3)	(0.07)
U.S. tax reform discrete net tax expense (9)	(0.06)
Gain on equity method investment transaction (10)	0.39
Equity method investee acquisition-related and other adjustments (4)	0.04
Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2018	$1.72

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

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

(8)	Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(9)	Refer to Note 14, Income Taxes, for more information on the impact of the U.S. tax reform.

(10)	Refer to Note 6, Equity Method Investments, for more information on the KDP transaction.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four reportable operating segments:

•	Latin America

•	AMEA

•	Europe

•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise across our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net revenues:
Latin America	$774	$908	$2,439	$2,666
AMEA	1,398	1,405	4,300	4,290
Europe	2,361	2,442	7,370	6,978
North America	1,755	1,775	5,056	4,996
Net revenues	$6,288	$6,530	$19,165	$18,930
Earnings before income taxes:
Operating income:
Latin America	$100	$256	$318	$469
AMEA	153	82	558	424
Europe	381	393	1,245	1,107
North America	334	325	514	842
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	(112)	28	181	(69)
General corporate expenses	(74)	(55)	(228)	(192)
Amortization of intangibles	(44)	(45)	(132)	(133)
Net gain on divestitures	—	187	—	184
Acquisition-related costs	(1)	—	(14)	—
Operating income	737	1,171	2,442	2,632
Benefit plan non-service income (1)	19	10	47	30
Interest and other expense, net	(86)	(19)	(414)	(262)
Earnings before income taxes	$670	$1,162	$2,075	$2,400

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

Latin America

	For the Three Months Ended September 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$774	$908	$(134)	(14.8)%
Segment operating income	100	256	(156)	(60.9)%

	For the Nine Months Ended September 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$2,439	$2,666	$(227)	(8.5)%
Segment operating income	318	469	(151)	(32.2)%

Three Months Ended September 30:

Net revenues decreased $134 million (14.8%), due to unfavorable currency (19.4 pp) and unfavorable volume/mix (0.6 pp), partially offset by higher net pricing (5.2 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Argentinian peso, Brazilian real, and Mexican peso. Unfavorable volume/mix was largely due to the lapping of last year's benefit from the partial recovery of the 2017 malware incident in the third quarter of 2017. Unfavorable volume/mix was driven by declines in refreshment beverages, gum & candy and cheese & grocery, partially offset by gains in chocolate and biscuits. Higher net pricing was reflected across all categories, driven primarily by Argentina and Mexico.

Segment operating income decreased $156 million (60.9%), primarily due to lapping last year's benefit from the resolution of a Brazilian indirect tax matter of $153 million, higher other selling, general and administrative expenses, higher raw material costs, unfavorable currency, an impact from the remeasurement of the net monetary position in Argentina and unfavorable volume/mix. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, lower costs incurred for the Simplify to Grow Program, lower advertising and consumer promotion costs and lower intangible asset impairment charges than in the prior-year third quarter.

Nine Months Ended September 30:

Net revenues decreased $227 million (8.5%), due to unfavorable currency (12.0 pp) and unfavorable volume/mix (2.3 pp), partially offset by higher net pricing (5.8 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Argentinian peso, Brazilian real and Mexican peso. Unfavorable volume/mix was in part due to the negative impact of the Brazil trucking strike that occurred in the second quarter, as well as the impact of pricing-related elasticity. Unfavorable volume/mix was driven by declines in all categories except biscuits. Higher net pricing was reflected across all categories, driven primarily by Argentina, Mexico and Brazil.

Segment operating income decreased $151 million (32.2%), primarily due to lapping last year's benefit from the resolution of a Brazilian indirect tax matter of $153 million, higher raw material costs, higher other selling, general and administrative expenses (net of the benefit from a VAT-related settlement in 2018), unfavorable volume/mix, unfavorable currency and an impact from the remeasurement of the net monetary position in Argentina. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, lower advertising and consumer promotion costs, lower costs incurred for the Simplify to Grow Program and lower intangible asset impairment charges than in the prior-year nine months.

AMEA

	For the Three Months Ended September 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$1,398	$1,405	$(7)	(0.5)%
Segment operating income	153	82	71	86.6%

	For the Nine Months Ended September 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$4,300	$4,290	$10	0.2%
Segment operating income	558	424	134	31.6%

Three Months Ended September 30:

Net revenues decreased $7 million (0.5%), due to unfavorable currency (4.8 pp) and the impact of divestitures (0.3 pp), partially offset by favorable volume/mix (3.1 pp) and higher net pricing (1.5 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Indian rupee, Australian dollar, Chinese yuan and South African rand. The impact of divestitures related to the confectionery business in Japan that was divested on December 28, 2017, resulted in a year-over-year decline in net revenues of $4 million for the third quarter of 2018. Favorable volume/mix was driven by gains in chocolate, biscuits and candy, partially offset by declines in refreshment beverages, gum and cheese & grocery. Higher net pricing was driven by refreshment beverages, cheese & grocery and chocolate, partially offset by lower net pricing in gum, candy and biscuits.

Segment operating income increased $71 million (86.6%), primarily due to lower intangible asset impairment charges, favorable volume/mix, higher net pricing, lower other selling, general and administrative expenses and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by unfavorable currency, higher advertising and consumer promotion costs and higher raw material costs.

Nine Months Ended September 30:

Net revenues increased $10 million (0.2%), due to higher net pricing (1.8 pp) and favorable volume/mix (1.5 pp), partially offset by the impact of divestitures (3.1 pp), while the impact of currency was flat to prior year. Higher net pricing was reflected across all categories except gum. Favorable volume/mix, including the shift of Chinese New Year into the first quarter of 2018, was driven by gains in chocolate, biscuits and gum, partially offset by declines in refreshment beverages, cheese & grocery and candy. The impact of divestitures related to the grocery & cheese business in Australia and New Zealand that was divested on July 4, 2017 and the confectionery business in Japan that was divested on December 28, 2017, resulted in a year-over-year decline in net revenues of $129 million for the first nine months of 2018. Currency impact was flat to prior year as the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, Australian dollar and Philippine peso, was offset by the strength of several currencies in the region relative to the U.S. dollar, including the Chinese yuan, South African rand and Japanese yen.

Segment operating income increased $134 million (31.6%), primarily due to higher net pricing, lower costs incurred for the Simplify to Grow Program, lower intangible asset impairment charges, lower manufacturing costs, lower advertising and consumer promotion costs and favorable volume/mix. These favorable items were partially offset by higher raw material costs and the impact of divestitures.

Europe

	For the Three Months Ended September 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$2,361	$2,442	$(81)	(3.3)%
Segment operating income	381	393	(12)	(3.1)%

	For the Nine Months Ended September 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$7,370	$6,978	$392	5.6%
Segment operating income	1,245	1,107	138	12.5%

Three Months Ended September 30:

Net revenues decreased $81 million (3.3%), due to unfavorable currency (3.0 pp), the impact of divestitures (0.5 pp) and unfavorable volume/mix (0.3 pp), partially offset by higher net pricing (0.5 pp). Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, including the Russian ruble, Turkish lira and euro. The impact of divestitures related to the termination of certain Kraft Heinz Company-owned grocery brand licenses and resulted in a year-over-year decline in net revenues of $14 million for the third quarter of 2018. Unfavorable volume/mix was largely due to the lapping of last year's benefit from the partial recovery of the 2017 malware incident in the third quarter of 2017. Unfavorable volume/mix was driven by declines in all categories except chocolate. Higher net pricing was driven by all categories except chocolate.

Segment operating income decreased $12 million (3.1%), primarily due to higher intangible asset impairment charges, unfavorable currency, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and unfavorable volume/mix. These unfavorable items were partially offset by lower raw material costs, lower manufacturing costs, higher net pricing, the lapping of prior-year malware incident costs and lower costs incurred for the Simplify to Grow Program.

Nine Months Ended September 30:

Net revenues increased $392 million (5.6%), due to favorable currency (5.2 pp) and favorable volume/mix (2.8 pp), partially offset by the impact of divestitures (2.1 pp) and lower net pricing (0.3 pp). Favorable currency impacts reflected the strength of several currencies relative to the U.S. dollar, primarily the euro, British pound sterling, Polish zloty and Czech koruna. Favorable volume/mix was driven by chocolate, biscuits and candy, partially offset by declines in cheese & grocery, gum and refreshment beverages. The impact of divestitures, due to the sale of a confectionery business in France and the termination of certain Kraft Heinz Company-owned grocery brand licenses, resulted in a year-over-year decline in net revenues of $135 million for the first nine months of 2018. Lower net pricing was driven by chocolate and biscuits, partially offset by higher net pricing in cheese & grocery, candy, refreshment beverages and gum.

Segment operating income increased $138 million (12.5%), primarily due to favorable volume/mix, lower manufacturing costs, favorable currency, lower costs incurred for the Simplify to Grow Program, lower divestiture-related costs, lower raw material costs and the lapping of prior-year malware incident incremental costs. These favorable items were partially offset by lapping the prior-year benefit from the settlement of a Cadbury tax matter, higher other selling, general and administrative expenses, higher intangible asset impairment charges, impact from divestitures, lower net pricing and higher advertising and consumer promotion costs.

North America

	For the Three Months Ended September 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$1,755	$1,775	$(20)	(1.1)%
Segment operating income	334	325	9	2.8%

	For the Nine Months Ended September 30,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$5,056	$4,996	$60	1.2%
Segment operating income	514	842	(328)	(39.0)%

Three Months Ended September 30:

Net revenues decreased $20 million (1.1%), due to unfavorable volume/mix (3.2 pp) and unfavorable currency (0.4 pp), partially offset by the impact of an acquisition (1.3 pp) and higher net pricing (1.2 pp). Unfavorable volume/mix, despite the benefit from lapping last year's negative impact from the 2017 malware incident in the third quarter of 2017, was driven by declines across all categories, primarily biscuits. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $23 million in the third quarter of 2018. Higher net pricing was reflected in biscuits and gum, partially offset by lower net pricing in chocolate and candy.

Segment operating income increased $9 million (2.8%), primarily due to the lapping of prior-year malware incident incremental costs, lower advertising and consumer promotion costs, higher net pricing, lower Simplify to Grow Program costs and the impact from the acquisition of Tate's Bake Shop. These favorable items were partially offset by unfavorable volume/mix, higher raw material costs, higher manufacturing costs and higher intangible asset impairment charges.

Nine Months Ended September 30:

Net revenues increased $60 million (1.2%), due to the impact of an acquisition (0.6 pp), higher net pricing (0.5 pp) and favorable currency (0.1 pp), while volume/mix was essentially flat. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $30 million in the first nine months of 2018. Higher net pricing was reflected in biscuits and gum, partially offset by lower net pricing in chocolate and candy. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. Volume/mix was flat and included the benefit from lapping last year's negative impact from the 2017 malware incident. Volume/mix gains in biscuits and candy were offset by declines in gum and chocolate.

Segment operating income decreased $328 million (39.0%), primarily due to the impact from pension participation changes, higher manufacturing costs and unfavorable volume/mix. These unfavorable items were partially offset by lower advertising and consumer promotion costs, the lapping of prior-year malware incident incremental costs, lower costs incurred for the Simplify to Grow Program, lower intangible asset impairment charges, higher net pricing, lower raw material costs and the impact from the acquisition of Tate's Bake Shop.

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

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $1,885 million in the first nine months of 2018 and $797 million in the first nine months of 2017. The increase in net cash provided by operating activities was due primarily to improved working capital trends, higher net earnings as well as lower pension contributions in the first nine months of 2018 than in the first nine months of 2017.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $1,202 million in the first nine months of 2018 and $128 million in the first nine months of 2017. The increase in net cash used in investing activities primarily relates to $528 million paid to acquire the Tate's Bake Shop business in the second quarter of 2018, the absence of proceeds from divestitures received in the prior year and higher capital expenditures in the current year to date. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2018 capital expenditures to be up to $1.0 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures from operations.

Net Cash Used in Financing Activities:
Net cash used in financing activities was $7 million in the first nine months of 2018 and $1,648 million in the first nine months of 2017. The decrease in cash used in financing activities was primarily due to higher net debt issuances and lower share repurchases partially offset by higher dividends paid.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first nine months of 2018. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 74.0% (or $14.2 billion) of the $19.2 billion of consolidated net revenue in the nine months ended September 30, 2018. The operations held by MIHN represented approximately 79.6% (or $20.3 billion) of the $25.5 billion of net assets as of September 30, 2018 and 75.5% (or $19.8 billion) of the $26.1 billion of net assets as of December 31, 2017.

On February 3, 2017, our Board of Directors approved a new $5.0 billion long-term financing authority to replace the prior authority. As of September 30, 2018, we had $1.7 billion of long-term financing authority remaining.

In the next 12 months, we expect approximately $400 million of long-term debt will mature in February 2019. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $20.1 billion at September 30, 2018 and $17.7 billion at December 31, 2017. Our debt-to-capitalization ratio was 0.44 at September 30, 2018 and 0.40 at December 31, 2017. At September 30, 2018, the weighted-average term of our outstanding long-term debt was 6.0 years. Our average daily commercial paper borrowings outstanding were $4.6 billion in the first nine months of 2018 and $4.2 billion in the first nine months of 2017. We had commercial paper outstanding totaling $4.6 billion as of September 30, 2018 and $3.4 billion as of December 31, 2017. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first nine months of 2018, the primary drivers of the increase in our aggregate commodity costs were in part due to higher currency exchange transaction costs on imported materials, as well as increased costs for packaging, dairy, energy, oils and grain costs, partially offset by lower costs for cocoa, nuts and sugar.

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

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the nine months ended September 30, 2018.

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

We repurchased shares at an aggregate cost of $14.7 billion, at a weighted-average cost of $39.20 per share, through September 30, 2018 ($1.7 billion in the first nine months of 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013). The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $980 million in the first nine months of 2018 and $869 million in the first nine months of 2017. On July 25, 2018, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.26 per share of Class A Common Stock, an increase of 18 percent, which would be $1.04 per common share on an annualized basis. This dividend was payable on October 12, 2018, to shareholders of record as of September 28, 2018. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2018 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made after the 2018 year–end and reflected on an IRS Form 1099–DIV issued in early 2019.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards. See Note 6, Equity Method Investments, for information on our change during the third quarter of 2018 to reporting Keurig's historical and KDP's ongoing earnings on a one-quarter lag in connection with the closing of the KDP transaction.

New Accounting Guidance:
See Note 1, Basis of Presentation, for a discussion of new accounting standards.

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “predict,” “seek,” "potential," “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth and margins; price volatility and pricing actions; the cost environment and measures to address increased costs; our tax rate, tax positions, tax proceedings and estimates of the impact of U.S. tax reform on our results; the U.K.'s planned exit from the European Union and its impact on our results; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices and supply; investments; political and economic conditions and volatility; currency exchange rates, controls and restrictions; the application of highly inflationary accounting for our Argentinian subsidiaries and the potential for and impacts from currency devaluation in other countries; our ownership interest in Keurig Dr Pepper; matters related to the acquisition of a U.S. premium biscuit company; the Brazilian indirect tax matter; the outcome and effects on us of legal proceedings and government investigations; the estimated value of intangible assets; amortization expense for intangible assets; impairment of intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liability related to our partial withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund and timing of receipt of the assessment from the Fund; the impacts of the malware incident; our liquidity, funding sources and uses of funding, including our use of commercial paper; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; share repurchases; dividends; the characterization of 2018 distributions as dividends; and our contractual obligations.
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

•
“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related divestiture (2), acquisition and integration costs (2); the operating results of divestitures (2); remeasurement of net monetary position (1); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (5); impact from resolution of tax matters (6); CEO transition remuneration (7); impact from pension participation changes (8); and incremental expenses related to the 2017 malware incident. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•
“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gain on equity method investment transactions; net earnings from divestitures (2); gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans and U.S. tax reform discrete impacts (9). Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ unusual or infrequent items (10). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)
When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. During the second quarter of 2018, we added to the non-GAAP definitions the exclusion of the impact from pension participation changes - see footnote (8) below. During the third quarter of 2018, as we began to apply highly inflationary accounting for Argentina (refer to Note 1, Basis of Presentation), we excluded the remeasurement gains or losses related to remeasuring net monetary assets or liabilities in Argentina during the period to be consistent with our prior accounting for these remeasurement gains/losses for Venezuela when it was subject to highly inflationary accounting prior to 2016.

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

(4)
Non-GAAP adjustments related to the Simplify to Grow Program reflect costs incurred that relate to the objectives of our program to transform our supply chain network and organizational structure. Costs that do not meet the program objectives are not reflected in the non-GAAP adjustments.

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

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,325	$3,963	$6,288	$2,444	$4,086	$6,530
Impact of currency	266	57	323	—	—	—
Impact of acquisition	—	(23)	(23)	—	—	—
Impact of divestitures	—	—	—	—	(18)	(18)
Organic Net Revenue	$2,591	$3,997	$6,588	$2,444	$4,068	$6,512

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017 (1)
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)
Net Revenue	$4,675	$1,613	$6,288	$4,802	$1,728	$6,530
Impact of currency	229	94	323	—	—	—
Impact of acquisition	—	(23)	(23)	—	—	—
Impact of divestitures	—	—	—	—	(18)	(18)
Organic Net Revenue	$4,904	$1,684	$6,588	$4,802	$1,710	$6,512

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$7,218	$11,947	$19,165	$7,150	$11,780	$18,930
Impact of currency	321	(361)	(40)	—	—	—
Impact of acquisition	—	(30)	(30)	—	—	—
Impact of divestitures	—	—	—	—	(264)	(264)
Organic Net Revenue	$7,539	$11,556	$19,095	$7,150	$11,516	$18,666

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017 (1)
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)
Net Revenue	$14,360	$4,805	$19,165	$13,872	$5,058	$18,930
Impact of currency	(49)	9	(40)	—	—	—
Impact of acquisition	—	(30)	(30)	—	—	—
Impact of divestitures	—	—	—	—	(264)	(264)
Organic Net Revenue	$14,311	$4,784	$19,095	$13,872	$4,794	$18,666

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

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges, mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; malware incident incremental expenses, acquisition integration costs; divestiture-related and acquisition-related costs; the operating results of divestitures; gain on divestiture; the remeasurement of net monetary position; the impact from pension participation changes; the impact from the resolution of tax matters and CEO transition remuneration. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in millions)
Operating Income	$737	$1,171	$(434)	(37.1)%
Simplify to Grow Program (1)	139	175	(36)
Intangible asset impairment charges (2)	68	71	(3)
Mark-to-market (gains)/losses from derivatives (3)	112	(28)	140
Malware incident incremental expenses	—	47	(47)
Acquisition integration costs (4)	—	1	(1)
Acquisition-related costs (5)	1	—	1
Operating income from divestitures (5)	—	(5)	5
Gain on divestiture (5)	—	(187)	187
Remeasurement of net monetary position (6)	13	—	13
Impact from resolution of tax matters (7)	—	(155)	155
CEO transition remuneration (8)	4	—	4
Other/rounding	—	(1)	1
Adjusted Operating Income	$1,074	$1,089	$(15)	(1.4)%
Unfavorable currency translation	60	—	60
Adjusted Operating Income (constant currency)	$1,134	$1,089	$45	4.1%

	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in millions)
Operating Income	$2,442	$2,632	$(190)	(7.2)%
Simplify to Grow Program (1)	432	585	(153)
Intangible asset impairment charges (2)	68	109	(41)
Mark-to-market (gains)/losses from derivatives (3)	(181)	69	(250)
Malware incident incremental expenses	—	54	(54)
Acquisition integration costs (4)	2	2	—
Acquisition-related costs (5)	14	—	14
Divestiture-related costs (5)	(3)	23	(26)
Operating income from divestitures (5)	—	(60)	60
Gain on divestiture (5)	—	(184)	184
Remeasurement of net monetary position (6)	13	—	13
Impact from pension participation changes (9)	408	—	408
Impact from resolution of tax matters (7)	11	(201)	212
CEO transition remuneration (8)	18	—	18
Other/rounding	1	(1)	2
Adjusted Operating Income	$3,225	$3,028	$197	6.5%
Favorable currency translation	(19)	—	(19)
Adjusted Operating Income (constant currency)	$3,206	$3,028	$178	5.9%

(1)	Refer to Note 7, Restructuring Program, for more information.

(2)	Refer to Note 5, Goodwill and Intangible Assets, for more information on trademark impairments.

(3)
Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(4)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the acquisition of a biscuit business in Vietnam.

(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on prior-year divestitures and the June 7, 2018 acquisition of Tate's Bake Shop.

(6)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(7)	Refer to Note 12, Commitments and Contingencies – Tax Matters, for more information.

(8)	Refer to the Non-GAAP Financial Measures definition and related table notes.

(9)	Refer to Note 10, Benefit Plans, for more information.

Adjusted EPS:
Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as a net gain related to interest rate swaps; loss on debt extinguishment; the U.S. tax reform discrete impacts; gain on equity method investment transaction; and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.81	$0.64	$0.17	26.6%
Simplify to Grow Program (2)	0.07	0.08	(0.01)
Intangible asset impairment charges (2)	0.03	0.04	(0.01)
Mark-to-market (gains)/losses from derivatives (2)	0.07	(0.02)	0.09
Malware incident incremental expenses	—	0.02	(0.02)
Acquisition integration costs (2)	—	—	—
Acquisition-related costs (2)	—	—	—
Divestiture-related costs (2)	—	0.01	(0.01)
Net earnings from divestitures (2)	—	—	—
Gain on divestiture (2)	—	(0.12)	0.12
Remeasurement of net monetary position (2)	0.01	—	0.01
Impact from resolution of tax matters (2)	—	(0.09)	0.09
CEO transition remuneration (2)	—	—	—
U.S. tax reform discrete net tax expense (3)	0.01	—	0.01
Gain on equity method investment transaction (4)	(0.39)	—	(0.39)
Equity method investee acquisition-related and other adjustments (5)	0.01	—	0.01
Adjusted EPS	$0.62	$0.56	$0.06	10.7%
Unfavorable currency translation	0.04	—	0.04
Adjusted EPS (constant currency)	$0.66	$0.56	$0.10	17.9%

	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.72	$1.39	$0.33	23.7%
Simplify to Grow Program (2)	0.22	0.29	(0.07)
Intangible asset impairment charges (2)	0.03	0.05	(0.02)
Mark-to-market (gains)/losses from derivatives (2)	(0.10)	0.04	(0.14)
Malware incident incremental expenses	—	0.02	(0.02)
Acquisition integration costs (2)	—	—	—
Acquisition-related costs (2)	0.01	—	0.01
Divestiture-related costs (2)	—	0.02	(0.02)
Net earnings from divestitures (2)	—	(0.03)	0.03
Net gain on divestitures (2)	—	(0.11)	0.11
Remeasurement of net monetary position (2)	0.01	—	0.01
Impact from pension participation changes (2)	0.21	—	0.21
Impact from resolution of tax matters (2)	—	(0.13)	0.13
CEO transition remuneration (2)	0.01	—	0.01
Net gain related to interest rate swaps (6)	(0.01)	—	(0.01)
Loss on debt extinguishment (7)	0.07	0.01	0.06
U.S. tax reform discrete net tax expense (3)	0.06	—	0.06
Gain on equity method investment transaction (4)	(0.39)	—	(0.39)
Equity method investee acquisition-related and other adjustments (5)	(0.04)	0.03	(0.07)
Adjusted EPS	$1.80	$1.58	$0.22	13.9%
Favorable currency translation	(0.02)	—	(0.02)
Adjusted EPS (constant currency)	$1.78	$1.58	$0.20	12.7%

(1)
The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.

•
For the three months ended September 30, 2018, taxes for the: Simplify to Grow Program were $(34) million, intangible asset impairment charges were $(16) million, mark-to-market losses from derivatives were $(12) million, U.S. tax reform were $9 million, gain on equity method investment transaction were $184 million and equity method investee and other adjustments were $(2) million.

•
For the three months ended September 30, 2017, taxes for the: Simplify to Grow Program were $(49) million, intangible asset impairment charges were $(16) million, mark-to-market gains from derivatives were $3 million, malware incident incremental expenses were $(15) million, divestiture-related costs were $18 million, gain on divestiture were $8 million and impact from resolution of tax matters were $72 million.

•
For the nine months ended September 30, 2018, taxes for the: Simplify to Grow Program were $(111) million, intangible asset impairment charges were $(16) million, mark-to-market gains from derivatives were $27 million, acquisition-related costs were $(3) million, impact from pension participation changes were $(104) million, CEO transition remuneration were $(4) million, net gain related to interest rate swaps were $2 million, loss on debt extinguishment were $(35) million, U.S. tax reform were $96 million, gain on equity method investment transaction were $184 million and equity method investee and other adjustments were $24 million.

•
For the nine months ended September 30, 2017, taxes for the: Simplify to Grow Program were $(155) million, intangible asset impairment charges were $(30) million, malware incremental expenses were $(17) million, divestiture-related costs were $13 million, net earnings from divestitures were $15 million, net gain on divestitures were $12 million, benefits from resolution of tax matters were $72 million, loss on debt extinguishment were $(4) million and equity method investee adjustments were $(8) million.

(2)	See the Adjusted Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 14, Income Taxes, for more information on the impact of U.S. tax reform.

(4)	Refer to Note 6, Equity Method Investments, for more information on the KDP transaction.

(5)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

(6)	Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(7)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the nine months ended September 30, 2018. For additional information on highly inflationary country currencies and the impact of currency policies and recent currency volatility on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. Our weighted-average interest rate on our total debt was 2.3% as of September 30, 2018, 2.1% as of December 31, 2017 and 2.2% as of December 31, 2016. For more information on our 2018 debt activity, see Note 8, Debt and Borrowing Arrangements.

See Note 9, Financial Instruments, for more information on our 2018 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2018. We continued to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. We continued to transition some of our transactional data processing as well as financial and contract management services for a number of countries across all regions to outsourced partners. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2018 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2018	644,203	$43.11	640,022	$5,466,084,049
August 1-31, 2018	7,459,152	42.56	7,457,342	5,148,723,331
September 1-30, 2018	3,260,864	43.24	3,247,882	5,008,286,688
For the Quarter Ended September 30, 2018	11,364,219	42.78	11,345,246

(1)
The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 4,181 shares, 1,810 shares and 12,982 shares for the fiscal months of July, August and September 2018, respectively.

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
10.1
Investor Rights Agreement by and among Keurig Dr Pepper Inc., Maple Holdings B.V. and Mondelēz International Holdings LLC, dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2018).

10.2
Second Amended and Restated Shareholders’ Agreement Relating to Jacobs Douwe Egberts B.V. by and among Delta Charger Holdco B.V., JDE Minority Holdings B.V., Mondelez Coffee Holdco B.V. and Jacobs Douwe Egberts B.V., dated July 9, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2018).

10.3
Amendment and Termination Agreement of the Shareholders’ Agreement Relating to Maple Parent Holdings Corp. by and among Maple Holdings B.V., Mondelēz International Holdings LLC and Maple Parent Holdings Corp., dated July 9, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2018).

10.4
International Permanent Transfer Letter, between Mondelēz Global LLC and Luca Zaramella, effective August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018).+

10.5
Separation Agreement and General Release between Mondelēz Global LLC and Brian T. Gladden, dated August 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2018).+

18.1	Letter of PricewaterhouseCoopers LLP, dated October 29, 2018, relating to Change in Accounting Principle.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

+ Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer

October 29, 2018