Form 10-K
period 2018-12-31
Mondelez International, Inc.
filed 2019-02-08
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2018, was $59 billion. At February 1, 2019, there were 1,444,169,449 shares of the registrant’s Class A Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 15, 2019 are incorporated by reference into Part III hereof.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

i

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “plan,” “believe,” “estimate,” “anticipate,” “likely,” “drive,” “seek,” “aim,” “potential,” “objective,” “project,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, profitability and earnings; our new strategic plan and our plan to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; our leadership position in snacking; our ability to meet consumer needs and demand and identify innovation and renovation opportunities; the results of driving operational excellence; price volatility and pricing actions; the cost environment and measures to address increased costs; our tax rate, tax positions, transition tax liability and the impact of U.S. tax reform on our future results; market share; the United Kingdom’s planned exit from the European Union and its impact on our results, including if the United Kingdom exits the European Union without an agreement; the costs of, timing of expenditures under and completion of our restructuring program; category growth; our effect on demand and our market position; consumer snacking behaviors; commodity prices and supply; investments; research, development and innovation; political and economic conditions and volatility; the effect of the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or key commodities and potential changes in U.S. trade programs, trade relations, regulations, taxes or fiscal policies; currency exchange rates, controls and restrictions and volatility in foreign currencies; the application of highly inflationary accounting for our Argentinian subsidiaries and the potential for and impacts from currency devaluation in other countries; our e-commerce channel strategies; manufacturing and distribution capacity; changes in laws and regulations, regulatory compliance and related costs; our ownership interest in Keurig Dr Pepper; matters related to the acquisition of a U.S. premium biscuit company and the acquisition of a biscuit operation in Vietnam; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension obligations, expenses, contributions and assumptions; employee benefit plan expenses, obligations and assumptions; compensation expense; sustainability initiatives; the Brazilian indirect tax matter; our liability related to our withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund and timing of receipt of the assessment from the Fund; the impacts of the malware incident; our ability to prevent and respond to cybersecurity breaches and disruptions; our liquidity, funding sources and uses of funding, including our use of commercial paper; the planned phase out of London Interbank Offered Rates; interest expense; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; share repurchases; dividends; long-term value for our shareholders; compliance with financial and long-term debt covenants; guarantees; and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; tax matters including changes in tax rates and laws, disagreements with taxing authorities and imposition of new taxes; use of information technology and third party service providers; unanticipated disruptions to our business, such as the malware incident, cyberattacks or other security breaches; competition; protection of our reputation and brand image; our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; strategic transactions; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of and access to capital or other markets; pension costs; and our ability to protect our intellectual property and intangible assets. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

PART I
Item 1. Business.

General

We are one of the world’s largest snack companies with global net revenues of $25.9 billion and net earnings of $3.4 billion in 2018. We make and sell primarily snacks, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy as well as various cheese & grocery and powdered beverage products. We have operations in more than 80 countries and sell our products in over 150 countries around the world. Our portfolio includes iconic snack brands such as Cadbury, Milka and Toblerone chocolate; Oreo, belVita and LU biscuits; Halls candy; Trident gum and Tang powdered beverages.

We are proud members of the Dow Jones Sustainability Index, Standard and Poor’s 500 and Nasdaq 100. Our Common Stock trades on The Nasdaq Global Select Market under the symbol “MDLZ.” Mondelēz International has been incorporated in the Commonwealth of Virginia since 2000.

Strategy

We aim to be the global leader in snacking by focusing on growth, execution and culture and leveraging our strong foundation of iconic global and local brands, an attractive global footprint, and deep innovation, marketing and distribution capabilities.

In September 2018, we announced our new strategic plan that builds on our strong foundations, including our unique portfolio of iconic global and local brands, our attractive global footprint, our market leadership in developed and emerging markets and our margin expansion in recent years that will allow us to make ongoing investments in our product portfolio.

Our plan to drive long-term growth includes three strategic priorities: accelerating consumer-centric growth, driving operational excellence and creating a winning growth culture.

•
Accelerate consumer-centric growth. As demands on consumers’ time increase and consumer eating habits evolve, we aim to meet consumers' needs for what they eat, why they buy and how and where they buy. We have developed a new approach, which we call demand spaces, to identify and address how consumers snack across different emotional or functional needs and occasions that we believe will allow us to meet consumer needs and identify innovation and renovation opportunities. We are also evolving our innovation approach to meet diverse, local consumer needs and we plan to test, learn and scale new product offerings quickly to meet evolving local and global snacking demand. We believe our greater understanding of consumers’ snacking needs will lead to meeting more of their needs and demand for snacks.

•
Drive operational excellence. Over the last five years, we have driven productivity gains and cost improvements across our business and increased our operating margins as a result. We plan to continue to improve efficiency by leveraging our global shared services platform, driving greater efficiencies in our supply chain and continuing to utilize Zero-Based Budgeting (“ZBB”) across our operations. We plan to focus on continuous improvement with a special focus on the consumer-facing areas of our business such as sales, marketing and customer service. We expect the improvements and efficiencies we drive will provide funds for growth and continue to expand profit dollars.

•
Build a winning growth culture. To support the acceleration of our growth, we are shifting toward a more agile, digital and local-first commercial focus. We are giving our local teams more autonomy to drive commercial and innovation plans as they are closer to the needs and desires of consumers. We will continue to leverage the efficiency and scale of our regional operating units while empowering our local commercial operations to respond faster to changing consumer preferences and capitalize on growth opportunities. Our digital transformation program will also help to enable consumer demand and sales opportunities. We believe these shifts will help drive profitable top-line growth.

We run our business with a long-term perspective, and we believe the successful implementation of our strategic plan will drive top- and bottom-line growth and enable us to create long-term value for our shareholders.

Operating Segments

Our operations and management structure are organized into four operating segments:

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

Our segment net revenues for each of the last three years were:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Net revenues:
Latin America	$3,202	$3,566	$3,392
AMEA	5,729	5,739	5,816
Europe	10,122	9,794	9,755
North America	6,885	6,797	6,960
	$25,938	$25,896	$25,923

Our segment operating income for each of the last three years was:

	For the Years Ended December 31,
	2018		2017		2016
	(in millions)
Segment operating income:
Latin America	$410	11.1%	$564	14.7%	$272	8.8%
AMEA	702	19.0%	514	13.4%	505	16.3%
Europe	1,734	46.9%	1,610	42.0%	1,198	38.5%
North America	849	23.0%	1,144	29.9%	1,128	36.4%
	$3,695	100.0%	$3,832	100.0%	$3,103	100.0%

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations for items affecting the comparability of results and a review of our operating results.

Our brands span five product categories:

•	Biscuits (including cookies, crackers and salted snacks)

•	Chocolate

•	Gum & candy

•	Beverages

•	Cheese & grocery

During 2018, our segments contributed to our net revenues in the following product categories:

	Percentage of 2018 Net Revenues by Product Category
Segment	Biscuits	Chocolate	Gum & Candy	Beverages	Cheese & Grocery	Total
Latin America	2.8%	2.9%	3.3%	2.1%	1.3%	12.4%
AMEA	6.6%	8.0%	3.4%	2.1%	1.9%	22.0%
Europe	12.1%	19.6%	2.8%	0.4%	4.2%	39.1%
North America	21.6%	1.0%	3.9%	—%	—%	26.5%
	43.1%	31.5%	13.4%	4.6%	7.4%	100.0%

Within our product categories, classes of products that contributed 10% or more to consolidated net revenues were:

	For the Years Ended December 31,
	2018	2017	2016
Biscuits - Cookies and crackers	36%	36%	36%
Chocolate - Tablets, bars and other	32%	31%	30%

Significant Divestitures and Acquisitions

For information on our significant divestitures and acquisitions, please refer to Note 2, Divestitures and Acquisitions.

Customers

No single customer accounted for 10% or more of our net revenues from continuing operations in 2018. Our five largest customers accounted for 16.8% and our ten largest customers accounted for 23.0% of net revenues from continuing operations in 2018.

Seasonality

Demand for our products is generally balanced over the first three quarters of the year and increases in the fourth quarter primarily because of holidays and other seasonal events. Depending on when Easter falls, Easter holiday sales may shift between the first and second quarter. We build inventory based on expected demand and typically fill customer orders within a few days of receipt so the backlog of unfilled orders is not material. Funding for working capital items, including inventory and receivables, is normally sourced from operating cash flows and short-term commercial paper borrowings. For additional information on our liquidity, working capital management, cash flow and financing activities, see Liquidity and Capital Resources, Note 1, Summary of Significant Accounting Policies, and Note 8, Debt and Borrowing Arrangements, appearing later in this 10-K filing.

Competition

We face competition in all aspects of our business. Competitors include large multinational as well as numerous local and regional companies. Some competitors have different profit objectives and investment time horizons than we do and therefore approach pricing and promotional decisions differently. We compete based on product quality, brand recognition and loyalty, service, product innovation, taste, convenience, nutritional value, the ability to identify and satisfy consumer preferences, effectiveness of digital and other sales and marketing, routes to market and distribution networks, promotional activity and price. Improving our market position or introducing a new product requires substantial research, development, advertising and promotional expenditures. We believe these investments lead to better products for the consumer and support our growth and market position.

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

Through our global e-commerce organization and capabilities, we pursue online growth with partners in key markets around the world, including both pure e-tailers and brick-and-mortar retailers. We continue to invest in both talent and digital capabilities. Our e-commerce channel strategies will play a critical role in our ambition to be the best snacking company in the world.

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

We own numerous trademarks and patents in many countries around the world. Depending on the country, trademarks remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. We also have patents for a number of current and potential products. Our patents cover inventions ranging from packaging techniques to processes relating to specific products and to the products themselves. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. While our patent portfolio is material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business.

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

Research and Development

We pursue four objectives in research and development: product safety and quality, growth through new products, superior consumer satisfaction and reduced costs. Our innovation efforts focus on anticipating consumer demands and adapting quickly to changing market trends. Well-being and healthy snacking are a significant focus of our current research and development initiatives. These initiatives aim to accelerate our growth and margins by addressing consumer needs and market trends and leveraging scalable innovation platforms and breakthrough technologies. We are in the process of completing a $65 million plan to build out and modernize our network of global research and development facilities. We celebrated the official opening of our Wroclaw, Poland technical center in 2017, and during 2018 we completed the modernization at the technical centers located at Suzhou, China; Jurong, Singapore and Thane, India. We are focusing our technical resources at eleven large locations to drive growth and innovation. Our network of technical centers enable greater effectiveness, improved efficiency and accelerated project delivery. These locations are in Curitiba, Brazil; Suzhou, China; Thane, India; Mexico City, Mexico; East Hanover, New Jersey; Wroclaw, Poland; Jurong, Singapore; Bournville, United Kingdom; Reading, United Kingdom; Saclay, France and Munich, Germany.

At December 31, 2018, we had approximately 2,400 scientists and engineers, of which 1,800 are primarily focused on research and development and the remainder are primarily focused on quality assurance and regulatory affairs. Our research and development expense was $362 million in 2018, $366 million in 2017 and $376 million in 2016.

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

Environmental Regulation

Throughout the countries in which we do business, we are subject to local, national and multinational environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. We track regulatory developments in various jurisdictions relating to the use of plastic in packaging materials and taxes linked to the costs of waste so that we can comply with evolving requirements. Based on information currently available, we believe that our compliance with environmental laws and regulations will not have a material effect on our financial results.

Sustainability and Well-Being

A key strategic priority for us is to create a positive impact for people and our planet. Many of the challenges facing people and the planet are interrelated, so we design our core programs and initiatives holistically by working to reduce our environmental footprint, supporting farmers who grow our key ingredients, helping people to snack mindfully and investing in healthy lifestyle community programs through the Mondelēz International Foundation. We continue to leverage our global operating scale to secure sustainable raw materials and work with suppliers to drive meaningful social and environmental changes, focusing where we can make the greatest impact. For example, we launched our Cocoa Life program in 2012 and continue to invest up to $400 million through 2022 to build a sustainable cocoa supply. We are also improving sustainability in our wheat supply by working with farmers in North America and through our Harmony program in Europe.

Our 2020 sustainability goals aim to place us at the forefront in the fight against climate change with ambitious targets for an end-to-end approach to reduce our carbon footprint, including reducing our absolute CO2 emissions from manufacturing and addressing deforestation in key raw material supply chains. We are working to cut our absolute water footprint in manufacturing, focusing on priority sites where water is most scarce. We also continue to work on reducing waste in manufacturing and packaging.

Within well-being we are focused on mindful snacking to empower people to choose the right snack for the right moment. Expanding our portion control options - snacks that are 200 calories or less and are individually wrapped - enables people to enjoy the treats they love, become more mindful about what they eat and help manage their daily calories intake. At the end of 2017, our portion control options represented approximately 13% of revenue, becoming a meaningful segment of our portfolio. Mindful snacking is an important area of focus for us and aligns with our purpose to empower people to snack right.

The Governance, Membership and Public Affairs Committee of our Board of Directors is responsible for overseeing our Impact strategy. Our Impact goals are part of our strategic planning process, and therefore, progress and key activities are regularly reported to the Board of Directors and the business leadership teams. Climate change, CO2, energy, well-being and other sustainability matters are key focus areas in our strategy.

We have a robust Enterprise Risk Management ("ERM") process for identifying, measuring, monitoring and managing risks, with oversight by the Risk and Compliance Committee ("MRCC"), which reports annually to the Audit Committee of our Board of Directors. The purpose of the MRCC is to oversee how we identify and assess the most significant inherent risks to our business so we may adequately mitigate them or monitor them across the Company. All identified risks are vetted by the MRCC and remain under the MRCC’s governance. Ownership of specific risks is assigned at the Mondelēz Leadership Team ("MLT") level (MLT members report directly to the CEO). As owners of each specific risk, MLT members are responsible for verifying that appropriate mitigation controls and monitoring systems are in place. The risk universe considered during this process is wide and varied. Climate change is included in this risk universe as well as other sustainability and well-being issues.

Our ERM methodology is governed by the MRCC and includes annual reviews with our four operating regions, considering Company-level risks by using information gathered at the asset level (regions, countries, individual facilities and separate business units). The resulting climate change, sustainability and well-being risks are captured as follows within the ERM framework: commodities, reputation and brand image, unanticipated business disruptions, changes in regulations and changes in consumer preferences.

In addition, we work with internal and external experts to review the impact of major societal issues on our business and to shape our strategic responses to them. Materials and processes that guide our assessment include our ERM process; analysis of stakeholder and regulatory issues; our total greenhouse gas, land and water footprint; proprietary consumer insight data; and publicly available data on societal issues, including statistics and reports from authorities, non-governmental organizations and peer companies.

We have been recognized for our ongoing economic, environmental and social contributions. Each year since we created Mondelēz International in 2012 we have been listed on the Dow Jones Sustainability Index (“DJSI”) – World and North American Indices. The DJSI selects the top 10% of global companies and top 20% of North American companies based on an extensive review of financial and sustainability programs within each industry. We are at the 92nd percentile of our industry and achieved perfect scores in the areas of health & nutrition and addressing water-related risks.

We also participate in CDP Climate and Water disclosures and continue to work to reduce our carbon and water footprints. From 2013 to 2017, we reported CO2 emission reductions from manufacturing of 10% and reduced incoming water usage by 25% in priority factories where water is most scarce. We are committed to continue this and other related work in the areas of sustainable resources and agriculture, well-being snacks, community partnerships and safety of our products and people.

Employees

We employed through our consolidated subsidiaries approximately 80,000 people worldwide at December 31, 2018 and approximately 83,000 at December 31, 2017. Employees represented by labor unions or workers’ councils represent approximately 60% of our 68,000 employees outside the United States and approximately 28% of our 12,000 U.S. employees. Our business units are subject to various local, national and multinational laws and regulations relating to their relationships with their employees. In accordance with European Union requirements, we also have established a European Workers Council composed of management and elected members of our workforce. We or our subsidiaries are a party to numerous collective bargaining agreements and we work to renegotiate these collective bargaining agreements on satisfactory terms when they expire.

International Operations

Based on where we sell our products, we generated 75.3% of our 2018 net revenues, 75.8% of our 2017 net revenues and 75.6% of our 2016 net revenues from continuing operations outside the United States. We sell our products to consumers in over 150 countries. At December 31, 2018, we had operations in more than 80 countries and made our products at approximately 132 manufacturing and processing facilities in 52 countries. Refer to Note 17, Segment Reporting, for additional information on our U.S. and non-U.S. operations. Refer to Item 2, Properties, for more information on our manufacturing and other facilities. Also, for a discussion of risks related to our operations outside the United States, see Item 1A, Risk Factors.

Executive Officers of the Registrant

The following are our executive officers as of February 8, 2019:

Name	Age	Title
Dirk Van de Put	58	Chief Executive Officer
Luca Zaramella	49	Executive Vice President and Chief Financial Officer
Paulette Alviti	48	Executive Vice President and Chief Human Resources Officer
Maurizio Brusadelli	50	Executive Vice President and President, Asia Pacific, Middle East and Africa
Timothy P. Cofer	50	Executive Vice President and Chief Growth Officer
Vinzenz P. Gruber	53	Executive Vice President and President, Europe
Robin S. Hargrove	53	Executive Vice President, Research, Development, Quality & Innovation
Alejandro R. Lorenzo	47	Executive Vice President and President, Latin America
Daniel P. Myers	63	Executive Vice President, Integrated Supply Chain
Gerhard W. Pleuhs	62	Executive Vice President and General Counsel
Henry Glendon (Glen) Walter IV	50	Executive Vice President and President, North America

Mr. Van de Put became Chief Executive Officer and a director in November 2017 and became Chairman of the Board of Directors in April 2018. He formerly served as President and Chief Executive Officer of McCain Foods Limited, a multinational frozen food provider, from July 2011 to November 2017 and as its Chief Operating Officer from May 2010 to July 2011. Mr. Van de Put served as President and Chief Executive Officer, Global Over-the-Counter, Consumer Health Division of Novartis AG, a global healthcare company, from 2009 to 2010. Prior to that, he worked for 24 years in a variety of leadership positions for several global food and beverage providers, including Danone SA, The Coca-Cola Company and Mars, Incorporated.

Mr. Zaramella became Executive Vice President and Chief Financial Officer in August 2018. He previously served as Senior Vice President Corporate Finance, CFO Commercial and Treasurer from June 2016 to July 2018. He also served as Interim Lead Finance North America from April to November 2017. Prior to that, he served as Senior Vice President and Corporate Controller from December 2014 to August 2016 and Senior Vice President, Finance of Mondelēz Europe from October 2011 to November 2014. Mr. Zaramella joined Mondelēz International in 1996.
Ms. Alviti became Executive Vice President and Chief Human Resource Officer in June 2018. Before joining Mondelēz International, Ms. Alviti served as Senior Vice President and Chief Human Resources Officer of Foot Locker, Inc., a leading global retailer of athletically inspired shoes and apparel, from June 2013 to May 2018. Prior to that, Ms. Alviti spent 17 years at PepsiCo, Inc., a global snack and beverage company, in various leadership roles, including Senior Vice President and Chief Human Resources Officer Asia, Middle East, Africa from March 2010 to May 2013.

Mr. Brusadelli became Executive Vice President and President, Asia Pacific in January 2016 and Executive Vice President and President, Asia Pacific, Middle East and Africa in October 2016. He previously served as President Biscuits Business, South East Asia, Japan and Sales Asia Pacific from September 2015 to December 2015, President Markets and Sales Asia Pacific from September 2014 to September 2015 and President United Kingdom, Ireland and Nordics from September 2012 to August 2014. Prior to that, Mr. Brusadelli held various positions of increasing responsibility. Mr. Brusadelli joined Mondelēz International in 1993.

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

Mr. Gruber became Executive Vice President and President, Europe on January 1, 2019. He previously served as President, Western Europe from October 2016 to December 2018 and President, Chocolate, Europe from August 2011 to September 2016. Mr. Gruber was formerly employed by Mondelēz International, in various capacities, from 1989 until 2000 and resumed his employment in September 2007.
Mr. Hargrove became Executive Vice President, Research, Development, Quality and Innovation in April 2015. Prior to that, he served as Senior Vice President, Research, Development & Quality for Mondelēz Europe from January 2013 to March 2015. Before joining Mondelēz International, Mr. Hargrove worked at PepsiCo, Inc., a global snack and beverage company, for 19 years in a variety of leadership positions, most recently as Senior Vice President, Research and Development, Europe from December 2006 to December 2012.

Mr. Lorenzo became Executive Vice President and President, Latin America in January 2017. Mr. Lorenzo served as President, Global Biscuits Category from January 2015 to December 2016 and President, Brazil from September 2012 to December 2014. Prior to that, Mr. Lorenzo held various positions of increasing responsibility. Mr. Lorenzo joined Mondelēz International in 2003.

Mr. Myers became Executive Vice President, Integrated Supply Chain in September 2011. Prior to that, he worked for Procter & Gamble ("P&G"), a consumer products company, for 33 years in a variety of leadership positions, most recently serving as Vice President, Product Supply for P&G’s Global Hair Care business from September 2007 to August 2011.

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

Ethics and Governance

We adopted the Mondelēz International Code of Conduct, which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is available free of charge on our web site at www.mondelezinternational.com/investors/corporate-governance and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, Mondelēz International, Inc., Three Parkway North, Deerfield, IL 60015. We will disclose any waiver we grant to an executive officer or director under our code of ethics, or certain amendments to the code of ethics, on our web site at www.mondelezinternational.com/investors/corporate-governance.

In addition, we adopted Corporate Governance Guidelines, charters for each of the Board’s four standing committees and the Code of Business Conduct and Ethics for Non-Employee Directors. All of these materials are available on our web site at www.mondelezinternational.com/investors/corporate-governance and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, Mondelēz International, Inc., Three Parkway North, Deerfield, IL 60015.

Available Information

Our Internet address is www.mondelezinternational.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge as soon as possible after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). You can access our filings with the SEC by visiting ir.mondelezinternational.com/sec-filings. The information on our web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

We operate in a highly competitive industry and could be adversely affected if we do not effectively execute our strategy and timely respond to pricing and other competitive pressures.

The food and snacking industry is highly competitive. Our principal competitors include food, snack and beverage companies that operate in multiple geographic areas and numerous local and regional companies. If we do not effectively respond to challenges from our competitors, our business could be adversely affected.

Competitor and customer pressures require that we timely and effectively respond to new distribution channels and technological developments and may require that we reduce our prices. These pressures may also restrict our ability to increase prices in response to commodity and other cost increases. Failure to effectively and timely assess new or developing trends, technological advancements or changes in distribution methods and set proper pricing or effective trade incentives may negatively impact our operating results, achievement of our strategic and financial goals and our ability to capitalize on new revenue or value-producing opportunities. The rapid emergence of new distribution channels, such as e-commerce, may disrupt our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. We may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to protect or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our e-commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts, which could materially and adversely affect our product sales, financial condition and results of operations. Additionally, if we reduce prices or our costs increase but we cannot increase sales volumes to offset those changes, then our financial condition and results of operations will suffer.

In September 2018, we announced our new strategy, which focuses on accelerating consumer-centric and volume-driven growth, operational excellence driven by cost discipline and continuous operational improvement including in areas like sales execution, and building a winning growth culture with a “local first” commercial approach. If we do not achieve these objectives, effectively implement our strategy in a way that minimizes disruptions to our business or effectively adjust our culture to this change in strategy, our financial condition and results of operations could be materially and adversely affected.

Maintaining and enhancing our reputation and brand image and health is essential to our business success.

Our success depends on our ability to maintain and enhance the health of our brands’ equity, launch our brands in new geographies, expand into new distribution platforms, including e-commerce, and evolve our brands with new product offerings that meet consumer expectations.

We seek to strengthen our brands through product renovation, innovation and marketing investments, including consumer-relevant advertising and consumer promotions. Failure to effectively address the continuing global focus on well-being, changing consumer acceptance of certain ingredients, nutritional expectations of our products, and the sustainability of our ingredients and our packaging could adversely affect our brands’ health. Increased attention from the media, shareholders, activists and other stakeholders in these areas as well as on the role of food marketing could adversely affect our brand image. Undue caution or inaction on our part in addressing these challenges and trends could weaken our competitive position. Such pressures could also lead to stricter regulations and increased focus on food and snacking marketing practices. Increased legal or regulatory restrictions on our labeling, advertising and consumer promotions, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity or regulatory or legal action against us on product quality and safety, where we manufacture our products, antitrust, bribery and corruption, or environmental risks or human and workplace rights across our supply chain could damage our reputation and brand health. Such actions could undermine our customers’ and shareholders’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations. Our product sponsorship relationships, including those with celebrity spokespersons or group affiliations, could also subject us to negative publicity.

In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on social media and online, digital and mobile dissemination of marketing and advertising campaigns and the increasing accessibility and speed of dissemination of information. A variety of legal and regulatory restrictions limit how and to whom we market our products. These restrictions may limit our brand renovation, innovation and promotion plans, particularly as social media and the communications environment continue to evolve. Negative posts or comments about us or our brands on social media or web sites (whether factual or not) or security breaches related to use of our social media and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brands, our marketing efforts might not achieve desired results and we might be required to recognize impairment charges on our brands or related intangible assets or goodwill. Furthermore, third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. If consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. If we do not successfully maintain and enhance our reputation and brand health, then our brands, product sales, financial condition and results of operations could be materially and adversely affected.

We must correctly predict, identify and interpret changes in consumer preferences and demand and offer new and improved products that meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify and interpret the tastes, dietary habits, packaging, sales channel and other preferences of consumers around the world and to offer products that appeal to these preferences in the places and ways consumers want to shop. There may be shifts in the relative size of shopping channels in addition to the increasing role of e-commerce for consumers. Our success relies upon managing this complexity to bring our products to consumers effectively. Moreover, weak economic conditions, recession, equity market volatility or other factors, such as severe weather events, could affect consumer preferences and demand. If we do not offer products that appeal to consumers or if we misjudge consumer demand for our products, we will not be able to meet our growth targets, our sales and market share will decrease and our profitability could suffer.

We must distinguish between short-term fads and trends and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences or category trends will be long-term, or if we fail to introduce new and improved products to satisfy those changing preferences, our sales could decline. In addition, because of our varied and geographically diverse consumer base, we must be responsive to local consumer needs, including with respect to when and how consumers snack and their desire for premium or value offerings, provide an array of products that satisfy the broad spectrum of consumer preferences and use data-driven marketing and advertising to reach consumers at the right time with the right message. If we fail to expand our product offerings successfully across product categories, rapidly develop products in faster growing and more profitable categories or reach consumers in efficient and effective ways leveraging data and analytics, demand for our products could decrease and our profitability could suffer.

Prolonged negative perceptions concerning the health, environmental and social implications of certain food products and ingredients could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers have increasingly focused on well-being, including reducing sodium and added sugar consumption, as well as the source and authenticity of the foods they consume. Contemporizing our brand portfolio by developing more well-being products and refining their ingredient and nutrition profiles of existing products is critical to our growth. In addition, consumer preferences differ by region, and we must monitor and adjust our use of ingredients to respond to these regional preferences. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our reputation, product sales, financial condition and results of operations.

We are subject to risks from operating globally.

We are a global company and generated 75.3% of our 2018 net revenues, 75.8% of our 2017 net revenues and 75.6% of our 2016 net revenues outside the United States. We manufacture and market our products in over 150 countries and have operations in more than 80 countries. Therefore, we are subject to risks inherent in global operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”);

•
the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or key commodities like cocoa, potential changes in U.S. trade programs and trade relations with other countries, or regulations, taxes or policies that might negatively affect our sales or profitability;

•	compliance with antitrust and competition laws, trade laws, data privacy laws, anti-bribery laws, and a variety of other local, national and multinational regulations and laws in multiple regimes;

•
currency devaluations or fluctuations in currency values, including in developing markets such as Argentina, Brazil, China, Mexico, Russia, Turkey, Egypt, Nigeria, Ukraine and South Africa as well as in developed markets such as the United Kingdom and other countries within the European Union. This includes events like applying highly inflationary accounting as we did for our Argentinean subsidiaries beginning in July 2018;

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

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, travel or immigration restrictions, public corruption, expropriation and other economic or political uncertainties, including inaccuracies in our assumptions about these factors, could interrupt and negatively affect our business operations or customer demand. High unemployment or the slowdown in economic growth in some markets could constrain consumer spending. Declining consumer purchasing power could result in loss of market share and adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries or the dynamics and uncertainties associated with the United Kingdom’s planned exit from the European Union (“Brexit”) could have a negative effect on our business. (See below and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Outlook for more information on Brexit.)

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

In December 2017, the United States enacted tax reform legislation (“U.S. tax reform”). The legislation implements many new U.S. domestic and international tax provisions. Many aspects of U.S. tax reform remain unclear, and although additional clarifying guidance is expected to be issued (by the Internal Revenue Service (“IRS”), the U.S. Treasury Department or via a technical correction law change), it may not be clarified for some time. In addition, a number of U.S. states have not yet updated their laws to take into account the new federal legislation. As a result, there may be further impacts of the new law on our results of operations and financial condition. It is possible that U.S. tax reform, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.

In addition, foreign jurisdictions may enact tax legislation that could significantly affect our ongoing operations. For example, foreign tax authorities could impose rate changes along with additional corporate tax provisions that would disallow or tax perceived base erosion or profit shifting payments or subject us to new types of taxes such as digital taxes. Aspects of U.S. tax reform may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us.

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

Our growth strategy depends in part on our ability to expand our operations in emerging markets, including among others Brazil, China, India, Mexico, Russia, Argentina, the Middle East, Africa, Southeast Asia and Ukraine. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries, particularly those with emerging economies, engaging in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the U.K. Bribery Act, or local anti-bribery laws may be more common. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.

In addition, competition in emerging markets is increasing as our competitors grow their global operations and low cost local manufacturers improve and expand their production capacities. Our success in emerging markets is critical to achieving our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic and regulatory risks, our product sales, financial condition and results of operations could be adversely affected.

Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions that could adversely affect us.

We use information technology and third party service providers to support our global business processes and activities, including supporting critical business operations such as manufacturing and distribution; communicating with our suppliers, customers and employees; maintaining effective accounting processes and financial and disclosure controls; executing mergers and acquisitions and other corporate transactions; conducting research and development activities; meeting regulatory, legal and tax requirements; and executing various digital marketing and consumer promotion activities. Global shared service centers managed by third parties provide an increasing amount of services important to conducting our business, including a number of accounting, internal control, human resources and computing functions.

Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware, including a malware incident in June 2017 that affected a significant portion of our global sales, distribution and financial networks (the “malware incident”) (see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Items Affecting Comparability - Malware Incident); other cybersecurity attacks; issues with or errors in systems’ maintenance or security; power outages; hardware or software failures; denial of service attacks; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Our use of new and emerging technologies such as cloud-based services and mobile applications continues to evolve, presenting new and additional risks in managing access to our data, relying on third-parties to manage and safeguard data, ensuring access to our systems and availability of third-party systems.

Cybersecurity breaches of our or third party systems, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions may cause confidential information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Additionally, if new initiatives, such as those related to e-commerce and direct sales, increase the amount of confidential information that we process and maintain, it could increase our potential exposure from a cybersecurity breach. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

We continue to devote focused resources to network security, backup and disaster recovery, enhanced training and other security measures to protect our systems and data, such as advanced email protection to reduce the likelihood of credential thefts and electronic fraud attempts. We also focus on enhancing the monitoring and detection of threats in our environment, including but not limited to the manufacturing environment and operational technologies, as well as adjusting information security controls based on the updated threat. However, security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis. Due to the constantly evolving and complex nature of security threats, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly.

We regularly move data across national borders to conduct our operations, and we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and became effective in May 2018, adds a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to the greater of

€20 million or 4% of global annual revenue for the preceding financial year. Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or litigation related to violation of existing or future data privacy laws and regulations.

Unanticipated business disruptions could adversely affect our ability to provide our products to our customers.

We manufacture and source products and materials on a global scale. We utilize an integrated supply chain - a complex network of suppliers and material needs, owned manufacturing locations, co-manufacturing locations, distribution networks, shared service delivery centers and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, like weather (including any potential effects of climate change), natural disasters, supply and commodity shortages, fire, explosions, terrorism, political unrest, cybersecurity breaches, generalized labor unrest or health pandemics could damage or disrupt our operations or those of our suppliers, their suppliers or our co-manufacturers. If we do not effectively plan for and respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key or sole manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering or unable to deliver products to our customers such as occurred in connection with the malware incident (see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Items Affecting Comparability - Malware Incident), and the quality and safety of our products might be negatively affected. If a material or extended disruption occurs, we may lose our customers’ or business partners’ confidence or suffer damage to our reputation, and long-term consumer demand for our products could decline. In addition, we might not have the functions, processes or organizational capability necessary to achieve on our anticipated timeframes our strategic ambition to reconfigure our supply chain and continue to drive efficiencies to fuel growth. Further, our ability to supply multiple markets with a streamlined manufacturing footprint may be negatively impacted by portfolio complexity, significant changes in trade policies, changes in volume produced and changes to regulatory restrictions or labor-related constraints on our ability to adjust production capacity in the markets in which we operate. These events could materially and adversely affect our product sales, financial condition and results of operations.

We are subject to currency exchange rate fluctuations.

At December 31, 2018, we sold our products in over 150 countries and had operations in more than 80 countries. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and to pay dividends to our shareholders. In addition, movements in currency exchange rates can affect transaction costs because we source product ingredients from various countries. We seek to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, but our efforts may not be successful. We hedge a number of risks including exposures to foreign exchange rate movements and volatility of interest rates that could impact our future borrowing costs. Hedging of these risks could potentially subject us to counter-party credit risk. In addition, local economies, monetary policies and currency hedging availability can affect our ability to hedge against currency-related economic losses. We might not be able to successfully mitigate our exposure to currency risks due to factors such as continued global and local market volatility, actions by foreign governments, political uncertainty, inflation and limited hedging opportunities. Accordingly, changes in the currency exchange rates that we use to translate our results into U.S. dollars for financial reporting purposes or for transactions involving multiple currencies could materially and adversely affect future demand for our products, our financial condition and results of operations, and our relationships with customers, suppliers and employees in the short or long-term.

Commodity and other input prices are volatile and may increase or decrease significantly or availability of commodities may become constrained.

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, palm and other vegetable oils, sugar and other sweeteners, flavoring agents and nuts. In addition, we purchase and use significant quantities of product packaging materials, natural gas, fuel and electricity for our factories and warehouses, and we also incur expenses in connection with the transportation and delivery of our products. Prices for raw materials, other supplies and services and energy are volatile and can fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources, currency fluctuations, geopolitical conditions or conflicts, tariffs or other trade barriers, severe weather, the potential longer-term consequences of climate change on agricultural productivity, crop disease or pests, water risk, health pandemics, consumer or industrial demand, and changes in governmental trade, alternative energy and agricultural programs. Increasing focus on climate change, deforestation, water, plastic waste, animal welfare and human rights concerns and other risks associated with the global food system may lead to increased government intervention and consumer or activist responses, and could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business. Some of the commodities we purchase are grown by smallholder farmers, and they might lack the capacity to invest to increase productivity or adapt to changing conditions. Although we monitor our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase or changes in the types of commodities we purchase as we continue to evolve our product and packaging portfolio could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products, including increases to cover higher input, packaging and transportation costs, may result in lower sales volumes, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply or availability of key commodities, including necessary services such as transportation, may limit our ability to grow our net revenues and earnings. If our mitigation activities are not effective, if we are unable to price to cover increased costs or must reduce our prices, or if we are limited by supply or distribution constraints, our financial condition and results of operations could be materially adversely affected.

Complying with changes in and inconsistencies among laws and regulations in many countries in which we operate could increase our costs.

Our activities throughout the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, packaging, storage, distribution, sales, advertising, labeling and marketing, as well as licensing, trade, labor, tax and environmental matters, privacy, and health and safety practices. Government authorities regularly change laws and regulations as well as their interpretations. Our compliance with new or revised laws and regulations or the interpretation and application of existing laws and regulations could materially and adversely affect our product sales, financial condition and results of operations. For instance, our financial condition and results of operations could be negatively affected by the regulatory and economic impact of changes in taxation and trade relations among the United States and other countries, including a new United States-Mexico-Canada Agreement, China or changes in the European Union such as Brexit.

We continue to monitor Brexit and its potential impacts on our results of operations and financial condition. Volatility in foreign currencies is expected to continue as the United Kingdom executes its exit from the European Union. If the United Kingdom's membership in the European Union terminates in March 2019 without an agreement, there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and European Union, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. This potential scenario is usually referred to as a “hard Brexit.” In the case of a hard Brexit, our exposure to disruptions to our supply chain, the imposition of tariffs and currency devaluation in the U.K. could result in a material impact to our consolidated revenue, earnings and cash flow. In 2018, we generated 8.6% of our net revenues in the United Kingdom and our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Outlook for more information on Brexit.)

We may be unable to hire or retain and develop key personnel or a highly skilled and diverse global workforce or manage changes in our workforce.

We must hire, retain and develop effective leaders and a highly skilled and diverse global workforce. We compete to hire new personnel with a variety of capabilities in the many countries in which we manufacture and market our products and then to develop and retain their skills and competencies. Unplanned turnover, failure to attract and develop personnel with key emerging capabilities such as e-commerce and digital marketing skills, or failure to develop adequate succession plans for leadership positions or to hire and retain a workforce with the skills and in the locations we need to operate and grow our business could deplete our institutional knowledge base and erode our competitiveness. Changes in our operating model and business processes, including building a winning growth culture, implementing our “local first” commercial approach, utilizing our global shared services capability and reconfiguring our supply chain, could lead to operational challenges, increased competition for employees with the skills we require to achieve our business goals and higher employee turnover, including of employees with key capabilities. Failure to achieve a more diverse workforce and leadership team, compensate our employees competitively and fairly or maintain a safe and inclusive environment could affect our reputation and also result in lower performance and an inability to retain valuable employees.

We might be unable to manage appropriately changes in, or that affect, our workforce or satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 60% of our 68,000 employees outside the United States and approximately 28% of our 12,000 U.S. employees. Strikes, work stoppages or other forms of labor unrest by our employees or those of our suppliers or distributors, or situations like the renegotiation of collective bargaining agreements that expired in February 2016 and that cover eight U.S. facilities, could cause disruptions to our supply chain, manufacturing or distribution processes. Changes in immigration laws and policies, including in connection with Brexit, could also make it more difficult for us to recruit or relocate skilled employees.

These risks could materially and adversely affect our reputation, ability to meet the needs of our customers, product sales, financial condition and results of operations.

Our retail customers are consolidating and we must leverage our value proposition in order to compete against retailer and other economy brands.

Retail customers, such as supermarkets, discounters, e-commerce merchants, warehouse clubs and food distributors in the European Union, the United States and other major markets, continue to consolidate, form buying alliances or be acquired by new entrants in the food retail market, resulting in fewer, larger customers. Large retail customers and customer alliances can delist our products or reduce the shelf space allotted to our products and demand lower pricing, increased promotional programs or longer payment terms. Retail customers might also adopt these tactics in their dealings with us in response to the significant growth in online retailing for consumer products, which is outpacing the growth of traditional retail channels. The continued growth of e-commerce and the increasing prevalence of business-to-business e-commerce could lead to further consolidation as these new suppliers enhance their regional and local distribution networks in order to achieve national distribution capability. In addition, larger retail customers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer and other economy brands that compete with some of our products. Our products must provide higher quality or value to our consumers than the less expensive alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if consumers perceive little difference between the quality or value of our products and those of retailer or other economy brands. If consumers switch to purchasing or otherwise prefer the retailer or other economy brands, then we could lose market share or sales volumes, or we may need to shift our product mix to lower margin offerings.

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

We are subject to changes in our relationships with significant customers, suppliers or distributors.

During 2018, our five largest customers accounted for 16.8% of our net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to significant customers could result in a material reduction in sales or change in the mix of products we sell to a significant customer. This could materially and adversely affect our product sales, financial condition and results of operations.

Additionally, disputes with significant suppliers or distributors, including disputes related to pricing or performance, could adversely affect our ability to supply or deliver products to our customers or operate our business and could materially and adversely affect our product sales, financial condition and results of operations.

We may decide or be required to recall products or be subjected to product liability claims.

We could decide, or laws or regulations could require us, to recall products due to suspected or confirmed deliberate or unintentional product contamination, including contamination of ingredients we use in our products that third parties supply, spoilage or other adulteration, product mislabeling or product tampering. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Any of these events could materially and adversely affect our reputation, brands, product sales, financial condition and results of operations.

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

We are a large snack food company operating in highly regulated environments and constantly evolving legal, tax and regulatory frameworks around the world. Consequently, we are subject to greater risk of litigation, legal or tax claims, or other regulatory enforcement actions. There can be no assurance that our employees, contractors or agents will not violate policies and procedures we have implemented to promote compliance with existing laws and regulations. Moreover, a failure to maintain effective control environment processes, including in connection with our global shared services capability, could lead to violations, unintentional or otherwise, of laws and regulations. Litigation, legal or tax claims, or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws, regulations or controls, could subject us to civil and criminal penalties that could materially and adversely affect our reputation, product sales, financial condition and results of operations.

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

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate, as appropriate, redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate timely and ongoing compliance with antitrust and competition laws in the United States, the European Union and other jurisdictions. Joint ventures and similar strategic alliances pose additional risks, as we share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies or resources as we do, or whose interpretation of applicable policies may differ from our own. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits. Depending on the nature of the business ventures, including whether they operate globally, these ventures could also be subject to many of the same risks we are, including political, economic, regulatory and compliance risks, currency exchange rate fluctuations, and volatility of commodity and other input prices. Either partner might fail to recognize an alliance relationship that could expose the business to higher risk or make the venture not as productive as expected.

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

We sponsor a number of defined benefit pension plans for our employees throughout the world and also contribute toward our employees’ pensions under defined benefit plans that we do not sponsor. At the end of 2018, the projected benefit obligation of the defined benefit pension plans we sponsor was $11.1 billion and plan assets were $10.0 billion.

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

We also participate in multiemployer pension plans for certain U.S. represented employees. As a participating employer under multiemployer pension plans, we may owe more than the contributions we are required to make under the applicable collective bargaining agreements. For example, if we partially or completely withdraw from a multiemployer pension plan, we may be required to pay a partial or complete withdrawal liability. This withdrawal liability will generally increase if there is also a mass withdrawal of other participating employers or if the plan terminates. In the fourth quarter of 2018, we executed a complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund”). We estimated a withdrawal liability of $573 million, which represents our best estimate of the withdrawal liability absent an assessment from the Fund. We anticipate receiving an assessment in 2019, and the ultimate withdrawal liability may change from the currently estimated amount. We expect to pay the liability over a period of 20 years from the date of the assessment. In 2018, we recorded a $423 million discounted liability and $6 million of accrued interest to date and related charges in earnings. See Note 10, Benefit Plans, to the consolidated financial statements for more information on our multiemployer pension plans.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On December 31, 2018, we had approximately 132 manufacturing and processing facilities in 52 countries and 123 distribution centers and depots worldwide. During 2018, we disposed of 6 manufacturing facilities mainly in business divestitures and we increased the number of distribution facilities by 15 primarily due to the addition of several small storage locations included within the distribution centers we own or lease. In addition to our owned or leased properties listed below, we also utilize a highly distributed network of warehouses and distribution centers that are owned or leased by third party logistics partners, contract manufacturers, co-packers or other strategic partners. We believe we have or will add sufficient capacity to meet our planned operating needs. It is our practice to maintain all of our plants and other facilities in good condition.

	As of December 31, 2018
	Number of Manufacturing Facilities	Number of Distribution Facilities
Latin America (1)	16	5
AMEA	44	25
Europe	57	36
North America	15	57
Total	132	123

Owned	120	14
Leased	12	109
Total	132	123

(1)	Excludes our deconsolidated Venezuela operations. Refer to Note 1, Summary of Significant Accounting Policies, for more information.

Item 3. Legal Proceedings.

Information regarding legal proceedings is available in Note 13, Commitments and Contingencies, to the consolidated financial statements in this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have listed our Common Stock on The Nasdaq Global Select Market under the symbol “MDLZ.” At January 31, 2019, there were 47,950 holders of record of our Common Stock.

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

As of December 31,	Mondelēz International	S&P 500	Performance Peer Group
2013	$100.00	$100.00	$100.00
2014	104.58	113.69	107.71
2015	131.14	115.26	110.52
2016	131.88	129.05	113.80
2017	129.80	157.22	132.10
2018	124.26	150.33	124.28

The Mondelēz International performance peer group consists of the following companies considered our market competitors or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Danone S.A., General Mills, Inc., The Hershey Company, Kellogg Company, The Kraft Heinz Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company and Unilever PLC. The Kraft Heinz Company performance history is included for 2016 through 2018 only as the company was formed in 2015.

Issuer Purchases of Equity Securities
Our stock repurchase activity for each of the three months in the quarter ended December 31, 2018 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2018	3,397,244	$41.72	3,346,525	$4,869
November 1-30, 2018	3,416,398	43.97	3,369,178	4,721
December 1-31, 2018	1,587,127	44.24	1,585,745	4,650
For the Quarter Ended December 31, 2018	8,400,769	43.11	8,301,448

(1)
The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted stock and deferred stock units that vested, totaling 50,719 shares, 47,220 shares and 1,382 shares for the fiscal months of October, November and December 2018, respectively.

(2)
Dollar values stated in millions. Our Board of Directors has authorized the repurchase of $19.7 billion of our Common Stock through December 31, 2020. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. On January 31, 2018 our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. See related information in Note 12, Capital Stock.

Item 6.   Selected Financial Data

Mondelēz International, Inc.
Selected Financial Data – Five Year Review (1)

	2018	2017	2016	2015	2014
	(in millions, except per share and employee data)
Continuing Operations (2)
Net revenues	$25,938	$25,896	$25,923	$29,636	$34,244
Earnings from continuing operations, net of taxes	3,395	2,842	1,645	7,291	2,201
Net earnings attributable to Mondelēz International	3,381	2,828	1,635	7,267	2,184
Per share, basic	2.30	1.87	1.05	4.49	1.29
Per share, diluted	2.28	1.85	1.04	4.44	1.28
Cash Flow and Financial Position (3)
Net cash provided by operating activities	3,948	2,593	2,838	3,728	3,562
Capital expenditures	1,095	1,014	1,224	1,514	1,642
Property, plant and equipment, net	8,482	8,677	8,229	8,362	9,827
Total assets	62,729	62,957	61,506	62,843	66,771
Long-term debt	12,532	12,972	13,217	14,557	13,821
Total Mondelēz International shareholders’ equity	25,637	25,994	25,141	28,012	27,750
Shares outstanding at year end (4)	1,451	1,488	1,528	1,580	1,664
Per Share and Other Data
Book value per shares outstanding	17.67	17.47	16.45	17.73	16.68
Dividends declared per share (5)	0.96	0.82	0.72	0.64	0.58
Common Stock closing price at year end	40.03	42.80	44.33	44.84	36.33
Number of employees	80,000	83,000	90,000	99,000	104,000

(1)
The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and Annual Reports on Form 10-K for earlier periods. During 2018, we moved to a quarter lag for recording Keurig Green Mountain, Inc. ("Keurig") and Keurig Dr Pepper Inc. ("KDP") results and we recast all prior periods since the inception of our investment in Keurig in 2016 on the same quarter lag basis - please see Note 6, Equity Method Investments, for more information. During 2018, we adopted the new Revenue Recognition accounting standard update and it did not have a material impact on any reported periods - see Note 1, Summary of Significant Accounting Policies for more information. A significant portion of our business is exposed to currency exchange rate fluctuation as a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of operating results on a constant currency basis where noted.

(2)
Significant items impacting the comparability of our results from continuing operations include: Spin-Off Costs in 2014; the Simplify to Grow Program; the contribution of our global coffee businesses and investment in Jacobs Douwe Egberts ("JDE") and related gain in 2015; gain on equity method investment transactions in 2016-2018; other divestitures and sales of property in 2015-2018; acquisitions in 2015-2016 and 2018; the Cadbury acquisition-related Integration Program in 2014; losses on debt extinguishment in 2014-2018; unrealized gains on the coffee business transaction currency hedges in 2014-2015; debt tender offers completed in 2014-2016 and 2018; loss on deconsolidation of Venezuela in 2015; the remeasurement of net monetary assets in Venezuela in 2014-2015 and Argentina in 2018; accounting calendar changes in 2015; impairment charges related to intangible assets in 2014-2018; losses or gains related to interest rate swaps in 2015-2016 and 2018; impacts from the resolution of tax matters in 2017-2018; impacts from pension participation changes in 2018; CEO transition remuneration in 2017-2018; malware incident incremental expenses in 2017; and our provision for income taxes in all years, including the U.S. tax reform discrete net tax benefits or expenses in 2017-2018. Please refer to Note 1, Summary of Significant Accounting Policies; Note 2, Divestitures and Acquisitions; Note 5, Goodwill and Intangible Assets; Note 6, Equity Method Investments; Note 7, Restructuring Program; Note 8, Debt and Borrowing Arrangements; Note 9, Financial Instruments; Note 10, Benefit Plans; Note 13, Commitments and Contingencies; Note 15, Income Taxes; and Note 17, Segment Reporting and our Annual Reports on Form 10-K for earlier periods for additional information regarding items affecting comparability of our results from continuing operations.

(3)
Items impacting comparability primarily relate to the Keurig and JDE coffee business transactions in 2014-2016 and the loss on deconsolidation of Venezuela in 2015. Beginning in 2015, debt issuance costs related to recognized debt liabilities were recorded as a deduction from the related debt obligations instead of as long-term other assets on the consolidated balance sheet and we made this reclassification in the prior period presented for consistency. Please also refer to our previously filed Annual Reports on Form 10-K for additional information.

(4)	Refer to Note 12, Capital Stock, for additional information on our share repurchase program activity.

(5)	Refer to the Equity and Dividends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations for information on our dividends.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements. It should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Forward-Looking Statements and Item 1A, Risk Factors.

Description of the Company

We make and sell primarily snacks, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy as well as various cheese & grocery and powdered beverage products. We have operations in more than 80 countries and sell our products in over 150 countries.

We aim to be the global leader in snacking. Our strategy is to drive long-term growth by focusing on three strategic priorities: accelerating consumer-centric growth, driving operational excellence and creating a winning growth culture. We believe the successful implementation of our strategic priorities and our leveraging our strong foundation of iconic global and local brands, an attractive global footprint, and deep innovation, marketing and distribution capabilities will drive top- and bottom-line growth, enabling us to continue to create long-term value for our shareholders.

Significant Items Affecting Comparability

Keurig Dr Pepper Transaction

On July 9, 2018, Keurig Green Mountain, Inc. ("Keurig") closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed Keurig Dr Pepper Inc. (NYSE: "KDP"), a publicly traded company. Following the close of the transaction, our 24.2% investment in Keurig together with our shareholder loan receivable became a 13.8% investment in KDP. During the third quarter of 2018, we recorded a preliminary pre-tax gain of $757 million reported as a gain on equity method transaction and $184 million of deferred tax expense reported in the provision for income taxes (or $573 million after-tax gain) related to the change in our ownership interest while KDP finalized the valuation for the transaction. During our fourth quarter of 2018, KDP finalized its opening balance sheet and we increased our pre-tax gain by $21 million (or $13 million after tax) to $778 million (or $586 million after tax) for 2018. We hold two director positions on the KDP board as well as additional governance rights. As we continue to have significant influence, we continue to account for our investment in KDP under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. In connection with this transaction, we changed our accounting principle to reflect our share of Keurig's historical and KDP's ongoing earnings on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of KDP’s ongoing results once KDP has publicly reported its results. This change in accounting principle was applied retrospectively to all periods. While our operating income did not change, equity method investment net earnings, net earnings and earnings per share have been adjusted to reflect the lag across all reported periods. Refer to Note 6, Equity Method Investments, for additional information.

U.S. Tax Reform

On December 22, 2017, the United States enacted tax reform legislation ("U.S. tax reform") that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. federal tax rate from 35% to 21% as well as provisions that limit or eliminate various deductions or credits. The legislation also causes U.S. allocated expenses (e.g. interest and general administrative expenses) to be taxed and imposes a new tax on U.S. cross-border payments. Furthermore, the legislation includes a one-time transition tax on accumulated foreign earnings and profits. While clarifying guidance was issued by the Internal Revenue Service (“IRS”) during 2018, further tax guidance is expected during 2019.

Certain impacts of the new legislation would have generally required accounting to be completed and incorporated into our 2017 year-end financial statements, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation. We finalized our accounting for the new provisions during the fourth quarter of 2018.

The 2018 impact from finalizing the accounting for the new provisions was a discrete net tax expense of $19 million. The $19 million expense in 2018 is primarily comprised of a $60 million expense related to finalizing the changes in our indefinite reinvestment assertion, partially offset by a $38 million decrease to the transition tax estimated as of December 31, 2017. Refer to Note 15, Income Taxes, for more information on the impact of U.S. tax reform.

Multiemployer Pension Plan Withdrawal

In the United States, we contribute to multiemployer pension plans based on obligations arising from our collective bargaining agreements. In 2017 and 2016, the only individually significant multiemployer plan we contributed to was the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund”). Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the Bakery, Confectionery, Tobacco and Grain Millers Union ("BCTGM"). All of those collective bargaining agreements expired in 2016.

In the fourth quarter of 2018, we executed a complete withdrawal from the Fund. We estimated a withdrawal liability of $573 million, which represents our best estimate of the withdrawal liability absent an assessment from the Fund. We anticipate receiving an assessment in 2019, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability over a period of 20 years from the date of the assessment. During 2018, within our North America segment, we recorded a discounted liability and related charge of $423 million or $316 million net of tax. We determined the net present value of the liability using a risk-free interest rate. We recorded the pre-tax non-cash charges in selling, general and administrative expense (and in other non-cash items, net in the consolidated statement of cash flows) and the liability in long-term other liabilities. During 2018, we also recorded $6 million of accreted interest related to the long-term liability within interest and other expense, net.

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

For the second quarter of 2017, we estimated that the malware incident had a negative impact of 2.3% on our net revenue growth and 2.4% on our Organic Net Revenue growth and we also incurred incremental expenses of $7 million as a result of the incident. We recognized the majority of delayed second quarter shipments in our third quarter 2017 results, although we permanently lost some revenue. On a 2017 full-year basis, we estimated the loss of revenue had a negative impact of 0.4% on our net revenue and Organic Net Revenue growth. We also incurred total incremental expenses of $84 million predominantly during the second half of 2017 as part of the recovery effort. The recovery from the incident was largely resolved by December 31, 2017 and we continued efforts to strengthen our security measures and enhance general information technology, business process and disclosure controls.

Summary of Results

•
Net revenues were approximately $25.9 billion in both 2018 and 2017, an increase of 0.2% in 2018 and a decrease of 0.1% in 2017. In 2018, net revenues grew due to higher net pricing and favorable volume/mix. Net revenues were also positively affected by the acquisition of a U.S. premium biscuit company, Tate's Bake Shop, in 2018. Net revenue growth was negatively affected by the impact of unfavorable currency translation and the impact of several business divestitures that occurred in 2017 which reduced net revenues in 2018 as compared to the prior year. In 2017, net revenues declined driven by several business divestitures that occurred during the year, partially offset by favorable currency translation and the impact of a biscuit acquisition in 2016.

•
Organic Net Revenue increased 2.4% to $26.2 billion in 2018 and increased 0.9% to $25.5 billion in 2017. In 2018, Organic Net Revenue increased as a result of higher net pricing and favorable volume/mix. In 2017, Organic Net Revenue increased as a result of higher net pricing partially offset by unfavorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from divestitures and acquisitions. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•
Diluted EPS attributable to Mondelēz International increased 23.2% to $2.28 in 2018 and increased 77.9% to $1.85 in 2017. Diluted EPS increased in 2018 primarily driven by the after-tax gain on the KDP transaction, favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, operating gains, lower costs incurred for the Simplify to Grow Program, lower shares outstanding, increased equity method investment earnings and lower taxes, partially offset by the impact from pension participation changes, lapping the benefit from the resolution of tax matters and lapping a prior-year net gain on divestitures. Diluted EPS increased in 2017 as prior-year refinancing and higher restructuring activities drove lower interest and overhead costs in 2017. We also recorded benefits from resolving two local indirect tax matters and gains from divesting non-core businesses during 2017. See our Discussion and Analysis of Historical Results appearing later in this section for further details.

•
Adjusted EPS increased 13.6% to $2.43 in 2018 and increased 16.3% to $2.14 in 2017. On a constant currency basis, Adjusted EPS increased 15.0% to $2.46 in 2018 and increased 15.8% to $2.13 in 2017. For 2018, operating gains, lower shares outstanding, increased equity method investment earnings, lower taxes and lower interest drove the Adjusted EPS growth. For 2017, operating gains, lower interest expense, increased equity method investment earnings and lower shares outstanding were the significant drivers of Adjusted EPS growth. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Outlook

We seek to achieve profitable, long-term growth and manage our business to attain this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. We use these non-GAAP financial metrics and related computations, particularly growth in profit dollars, to evaluate and manage our business and to plan and make near-and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to our U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial results. We believe it is useful to provide investors with the same financial information that we use internally to make comparisons of our historical operating results, identify trends in our underlying operating results and evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our GAAP results. We have provided reconciliations between our GAAP and non-GAAP financial measures in Non-GAAP Financial Measures, which appears later in this section.

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

Demand – We monitor consumer spending and our market share within the food and beverage categories in which we sell our products. In recent years, low GDP growth, economic recessionary pressures, weak consumer confidence, a historically strong U.S. dollar and changing consumer trends have slowed category growth. We have begun to see improvements in global economic growth and consumer confidence, however, there are still geopolitical and economic uncertainties that may affect category growth, Growth in our global snacking categories improved this year to approximately 2.7% in 2018, from 2.1% in 2017 and 2.3% in 2016. As part of our new strategic plan, we seek to drive category growth through leveraging our local-first commercial approach, making additional investments in our brand and snacks portfolio, building strong routes to market in both emerging and developed markets and improving our position across multiple channels. We believe these actions will help drive demand in our categories and strengthen our positions across markets.

Volatility of Global Markets – Our growth strategy depends in part on our ability to expand our operations, particularly in emerging markets. Some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions. Volatility in these markets affects demand for and the costs of our products and requires frequent changes in how we operate our business. See below for a discussion of Brexit and Argentina, which was designated a highly inflationary economy in 2018. In addition, the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or key commodities and potential changes in U.S. trade programs, trade relations, regulations, taxes or fiscal policies might negatively affect our sales or profitability. To help mitigate adverse effects of ongoing volatility across markets, we aim to protect profitability through the management of costs (including hedging) and pricing as well as invest in our brands and new routes to market.

Competition – We operate in highly competitive markets that include global, regional and local competitors. Our advantaged geographic footprint, operating scale and portfolio of brands have all significantly contributed to building our market-leading positions across most of the product categories in which we sell. To grow and maintain our market positions, we focus on meeting consumer needs and preferences through a local-first commercial focus, new digital and other sales and marketing initiatives, agile product innovation and high standards of product quality. We also continue to optimize our manufacturing and other operations and invest in our brands through ongoing research and development, advertising, marketing and consumer promotions.

Pricing – Our net revenue growth and profitability may be affected as we adjust prices to address new conditions. We adjust our product prices based on a number of variables including demand, the competitive environment and changes in our product input costs. We generally have increased prices in response to higher commodity costs, currency and other market factors. In 2019, we anticipate changing market conditions to continue to impact pricing.

Price changes may affect net revenues or market share in the near term as the market adjusts to changes in input costs and other market conditions.

Operating Costs – Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax planning. To remain competitive on our operating structure, we continue to work on programs to expand our profitability, such as our Simplify to Grow Program, which is designed to bring about significant reductions in our operating cost structure in both our supply chain and overhead costs.

Multiemployer pension plan – In 2018, we executed a complete withdrawal from the Fund. We estimated a withdrawal liability of $573 million, which represents our best estimate of the withdrawal liability absent an assessment from the Fund. We anticipate receiving an assessment in 2019, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability over a period of 20 years from the date of the assessment. During 2018, within our North America segment, we recorded a discounted liability and related charge of $423 million or $316 million net of tax.

Taxes – In December 2017, the United States enacted U.S. tax reform. The legislation implements many new U.S. domestic and international tax provisions. A year after enactment, some aspects of U.S. tax reform still remain unclear, and although additional clarifying guidance has been issued (by the IRS, and the U.S. Treasury Department), there are still some areas that may not be clarified for some time. Also, a number of U.S. states have not yet updated their laws to take into account the new federal legislation. As a result, there may be further impact of the new laws on our future results of operations and financial condition. It is possible that U.S. tax reform, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.

Currency – As a global company with 75.3% of our net revenues generated outside the United States, we are continually exposed to changes in global economic conditions and currency movements. While we hedge significant forecasted currency exchange transactions as well as currency translation impacts from certain net assets of our non-U.S. operations, including the United Kingdom, we cannot fully predict or eliminate all adverse impacts arising from changes in currency exchange rates on our consolidated financial results. To partially offset currency translation impacts arising from our overseas operations, we enter into net investment hedges primarily in the form of local currency-denominated debt and cross-currency swaps and other financial instruments. While we work to mitigate our exposure to currency risks, factors such as continued global and local market volatility, actions by foreign governments, political uncertainty, limited hedging opportunities and other factors could lead to unfavorable currency impacts in the future and could adversely affect our results of operations or financial position. See additional discussion of Brexit and Argentina below and refer also to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, and Note 9, Financial Instruments, for additional information on how we manage currency and related risks. As currency movements can make comparison of year-over-year operating performance challenging, we isolate the impact of currency and also report growth on a constant currency basis, holding prior-year currency exchange rates constant, so that prior-year and current-year results can be compared on a consistent basis.

Brexit – We continue to monitor Brexit and take protective measures in response to the potential impacts on our results of operations and financial condition. Our exposure to disruptions to our supply chain, the imposition of tariffs and currency devaluation in the United Kingdom could result in a material impact to our consolidated revenue, earnings and cash flow. In 2018, we generated 8.6% of our net revenues in the United Kingdom and our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. The volatility in foreign currencies is expected to continue as the United Kingdom executes its exit from the European Union. If the U.K.'s membership in the European Union terminates in March 2019 without an agreement (“hard Brexit”), there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and European Union, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. If the ultimate terms of the U.K.’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We are taking measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks. Resulting impacts and market volatility can vary significantly depending on the final terms of the U.K.’s exit agreement from the European Union.

Argentina – as further discussed in Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, on July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries. During 2018, we recorded an $11 million remeasurement loss in net earnings related to the devaluation of our Argentinean peso denominated net monetary assets from July 1, 2018 through December 31, 2018. The mix of monetary assets and liabilities and the exchange rate to convert Argentinean pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

Accounting Standards – We adopted a new lease accounting standard on January 1, 2019. The most significant impact is the initial recognition of operating lease Right of Use assets and lease liabilities on our balance sheet, while our accounting for finance leases (i.e. capital leases) remains substantially unchanged. Refer to Note 1, Summary of Significant Accounting Policies, for more information on the estimated impact of the new lease accounting standard.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments, dividends and share repurchases. Our weighted-average interest rate on our total debt as of December 31, 2018 was 2.3%, up from 2.1% as of December 31, 2017 and up from 2.2% as of December 31, 2016, primarily due to higher interest rates on commercial paper borrowings in 2018. We expect to use cash and proceeds from debt issuances to finance the $1.2 billion of remaining U.S. tax reform transition tax installments, payable through 2026, and the estimated $573 million multiemployer pension plan withdrawal liability payable over 20 years from the date of the final assessment from the Fund. We continue to use interest rate swaps and other financial instruments to manage our exposure to interest rate and cash flow variability, protect the value of our existing currency assets and liabilities and protect the value of our debt. We also enter into cross-currency interest rate swaps and forwards to hedge our non-U.S. net investments against adverse movements in exchange rates. In connection with the net investment hedge derivative contracts, we expect a favorable impact on our prospective financing costs as we reduce some of the financing costs and related currency impacts within our interest costs. Refer to Note 8, Debt and Borrowing Arrangements, and Note 9, Financial Instruments, for additional information on our debt and derivative activity.

Cybersecurity Risks – In 2017, the malware incident impacted our operating systems and results. We continue to devote focused resources to network security, backup and disaster recovery, enhanced training and other security measures to protect our systems and data. We also focus on enhancing the monitoring and detection of threats in our environment, including but not limited to the manufacturing environment and operational technologies, as well as adjusting information security controls based on updated threats. While we have taken a number of security measures to protect our systems and data, security measures cannot provide absolute certainty or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis.

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

		For the Years Ended December 31,
	See Note	2018	2017	2016
		(in millions, except percentages)
Gain on equity method investment transactions (1)	Note 6	$778	$40	$43
Simplify to Grow Program	Note 7
Restructuring Charges		(316)	(535)	(714)
Implementation Charges		(315)	(257)	(372)
Gain/(loss) related to interest rate swaps	Note 8 & 9	10	—	(97)
Loss on debt extinguishment	Note 8	(140)	(11)	(427)
Intangible asset impairment charges (2)		(68)	(109)	(137)
Remeasurement of net monetary position		(11)	—	—
CEO transition remuneration (3)		(22)	(14)	—
Acquisition and divestiture-related costs	Note 2
Gain on sale of intangible assets		—	—	15
Acquisition-related costs		(13)	—	(1)
Other acquisition integration costs		(3)	(3)	(7)
Net gain on divestitures		—	186	9
Divestiture-related costs		1	(34)	(86)
Gains on sales of property		—	—	46
Mark-to-market gains/(losses) from derivatives	Note 9	142	(96)	(94)
Impact from resolution of tax matters	Note 13	11	281	—
Impact from pension participation changes	Note 10	(429)	—	—
Malware incident incremental expenses		—	(84)	—
U.S. tax reform discrete net tax (expense)/benefit	Note 15	(19)	44	—
Effective tax rate	Note 15	27.2%	21.3%	7.8%

(1)	The gain on equity method investment transactions is recorded outside pre-tax operating results on the consolidated statement of earnings.

(2)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on prior-year intangible asset impairment charges.

(3)	Please see the Non-GAAP Financial Measures section at the end of this item for additional information.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2018 with 2017 and 2017 with 2016.

2018 compared with 2017

	For the Years Ended December 31,
	2018	2017	$ change	% change
	(in millions, except per share data)
Net revenues	$25,938	$25,896	$42	0.2%
Operating income	3,312	3,462	(150)	(4.3)%
Earnings from continuing operations	3,395	2,842	553	19.5%
Net earnings attributable to Mondelēz International	3,381	2,828	553	19.6%
Diluted earnings per share attributable to Mondelēz International	2.28	1.85	0.43	23.2%

Net Revenues – Net revenues increased $42 million (0.2%) to $25,938 million in 2018, and Organic Net Revenue (1) increased $603 million (2.4%) to $26,229 million. Power Brands net revenues increased 2.0%, including an unfavorable currency impact, and Power Brands Organic Net Revenue increased 3.2%. Emerging markets net revenues decreased 0.5%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 5.7%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2018
Change in net revenues (by percentage point)
Total change in net revenues	0.2%
Add back the following items affecting comparability:
Unfavorable currency	1.4	pp
Impact of acquisition	(0.2	)pp
Impact of divestitures	1.0	pp
Total change in Organic Net Revenue (1)	2.4%
Higher net pricing	1.3	pp
Favorable volume/mix	1.1	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 0.2% was driven by our underlying Organic Net Revenue growth of 2.4% and the impact of an acquisition, mostly offset by unfavorable currency and the impact of divestitures. Our underlying Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2017 as well as the effects of input cost-driven pricing actions taken during 2018. Higher net pricing was reflected in Latin America, AMEA and North America, partially offset by lower net pricing in Europe. Favorable volume/mix was reflected in Europe and AMEA, partially offset by unfavorable volume/mix in Latin America and North America. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $52 million in 2018. Unfavorable currency impacts decreased net revenues by $343 million, due primarily to the strength of the U.S. dollar relative to several other currencies, including the Argentinean peso, Brazilian real, Russian ruble, Indian rupee and Turkish lira, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Chinese yuan. The impact of divestitures that occurred in 2017 resulted in a year-over-year decline in net revenues of $270 million. Refer to Note 2, Divestitures and Acquisitions, for more information.

Operating Income – Operating income decreased $150 million (4.3%) to $3,312 million in 2018, Adjusted Operating Income (1) increased $202 million (4.9%) to $4,321 million and Adjusted Operating Income on a constant currency basis (1) increased $257 million (6.2%) to $4,376 million due to the following:

	Operating Income	Change
	(in millions)
Operating Income for the Year Ended December 31, 2017	$3,462
Simplify to Grow Program (2)	777
Intangible asset impairment charges (3)	109
Mark-to-market losses from derivatives (4)	96
Malware incident incremental expenses	84
Acquisition integration costs (5)	3
Divestiture-related costs (5)	31
Operating income from divestitures (5)	(61)
Net gain on divestitures (5)	(186)
Impact from resolution of tax matters (6)	(209)
CEO transition remuneration (1)	14
Other/rounding	(1)
Adjusted Operating Income (1) for the Year Ended December 31, 2017	$4,119
Higher net pricing	332
Higher input costs	(42)
Favorable volume/mix	43
Higher selling, general and administrative expenses	(83)
VAT-related settlement in 2018	21
Property insurance recovery in 2017	(27)
Impact from acquisition (7)	7
Other	6
Total change in Adjusted Operating Income (constant currency) (1)	257	6.2%
Unfavorable currency translation	(55)
Total change in Adjusted Operating Income (1)	202	4.9%
Adjusted Operating Income (1) for the Year Ended December 31, 2018	$4,321
Simplify to Grow Program (2)	(626)
Intangible asset impairment charges (3)	(68)
Mark-to-market gains from derivatives (4)	141
Acquisition integration costs (5)	(3)
Acquisition-related costs (5)	(13)
Divestiture-related costs (5)	1
Remeasurement of net monetary position (8)	(11)
Impact from pension participation changes (9)	(423)
Impact from resolution of tax matters (6)	15
CEO transition remuneration (1)	(22)
Operating Income for the Year Ended December 31, 2018	$3,312	(4.3)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 7, Restructuring Program, for more information.

(3)	Refer to Note 5, Goodwill and Intangible Assets, for more information on trademark impairments.

(4)
Refer to Note 9, Financial Instruments, Note 17, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(5)
Refer to Note 2, Divestitures and Acquisitions, for more information on prior-year divestitures and the June 7, 2018 acquisition of Tate's Bake Shop and the 2016 acquisition of a biscuit business in Vietnam.

(6)	Refer to Note 13, Commitments and Contingencies – Tax Matters, for more information.

(7)	Refer to Note 2, Divestitures and Acquisitions - includes the impact from the June 7, 2018 acquisition of Tate's Bake Shop.

(8)
Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(9)	Refer to Note 10, Benefit Plans, for more information.

During 2018, we realized higher net pricing, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2017 as well as the effects of input cost-driven pricing actions taken during 2018, was reflected across all regions except Europe. The increase in input costs was driven by higher raw material costs, mostly offset by lower manufacturing costs due to productivity efforts. Higher raw material costs were primarily due to higher currency exchange transaction costs on imported materials, as well as higher packaging, dairy and energy, partially offset primarily by lower cocoa costs. Favorable volume/mix was driven by Europe and AMEA, which was partially offset by unfavorable volume/mix in North America and Latin America.

Total selling, general and administrative expenses increased $537 million from 2017, due to a number of factors noted in the table above, including in part, the impact from pension participation changes, lapping of prior-year benefits from the resolution of tax matters, lapping of a prior-year property insurance recovery, acquisition-related costs, remeasurement of net monetary position in Argentina, the impact of an acquisition and higher CEO transition remuneration. The increases were partially offset by favorable currency impact, lower implementation costs incurred for the Simplify to Grow Program, lower divestiture-related costs, the lapping of prior-year malware incident incremental costs, a value-added tax (“VAT”) related settlement in 2018, the impact of divestitures and the net benefit from the resolution of tax matters in 2018. Excluding these factors, selling, general and administrative expenses increased $83 million from 2017. The increase was driven by the year-over year net unfavorable change in miscellaneous other income and expense items within selling, general and administrative expenses and higher overhead costs, which more than offset lower advertising and consumer promotion costs.

We recorded a benefit of $21 million from a VAT-related settlement in Latin America in 2018. We recorded a benefit of $27 million from an insurance recovery in AMEA in 2017. Unfavorable currency changes decreased operating income by $55 million due primarily to the strength of the U.S. dollar relative to several currencies, including the Brazilian real, Argentinean peso, Russian ruble and Turkish lira, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro and British pound sterling.

Operating income margin decreased from 13.4% in 2017 to 12.8% in 2018. The decrease in operating income margin was driven by the impact from pension participation changes, the lapping of prior-year benefits from the resolution of tax matters, the lapping of a prior-year gain on divestiture and higher CEO transition remuneration. These unfavorable items were partially offset by the year-over-year favorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, lower Simplify to Grow Program costs, an increase in our Adjusted Operating Income margin, the lapping of prior-year malware incident incremental costs, lower divestiture-related costs and lower intangible asset impairment charges. Adjusted Operating Income margin increased from 16.1% in 2017 to 16.7% in 2018. The increase in Adjusted Operating Income margin was driven primarily by higher net pricing, lower manufacturing costs due to continued cost reduction efforts and lower advertising and consumer promotion costs, partially offset by higher raw material costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,381 million increased by $553 million (19.6%) in 2018. Diluted EPS attributable to Mondelēz International was $2.28 in 2018, up $0.43 (23.2%) from 2017. Adjusted EPS (1) was $2.43 in 2018, up $0.29 (13.6%) from 2017. Adjusted EPS on a constant currency basis (1) was $2.46 in 2018, up $0.32 (15.0%) from 2017.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2017	$1.85
Simplify to Grow Program (2)	0.39
Intangible asset impairment charges (2)	0.05
Mark-to-market losses from derivatives (2)	0.06
Malware incident incremental expenses	0.04
Acquisition integration costs (2)	—
Divestiture-related costs (2)	0.02
Net earnings from divestitures (2)	(0.03)
Net gain on divestitures (2)	(0.11)
Impact from resolution of tax matters (2)	(0.13)
CEO transition remuneration (2)	0.01
U.S. tax reform discrete net tax benefit (3)	(0.03)
Gain on equity method investment transaction (4)	(0.02)
Equity method investee acquisition-related and other adjustments (5)	0.04
Adjusted EPS (1) for the Year Ended December 31, 2017	$2.14
Increase in operations	0.13
Increase in equity method investment net earnings	0.05
VAT-related settlement in 2018	0.01
Property insurance recovery in 2017	(0.01)
Impact from acquisition (2)	—
Changes in interest and other expense, net (6)	0.02
Changes in income taxes (7)	0.05
Changes in shares outstanding (8)	0.07
Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2018	$2.46
Unfavorable currency translation	(0.03)
Adjusted EPS (1) for the Year Ended December 31, 2018	$2.43
Simplify to Grow Program (2)	(0.32)
Intangible asset impairment charges (2)	(0.03)
Mark-to-market gains from derivatives (2)	0.09
Acquisition integration costs (2)	—
Acquisition-related costs (2)	(0.01)
Divestiture-related costs (2)	—
Remeasurement of net monetary position (2)	(0.01)
Impact from pension participation changes (2)	(0.22)
Impact from resolution of tax matters (2)	0.01
CEO transition remuneration (2)	(0.01)
Net gain related to interest rate swaps (9)	0.01
Loss on debt extinguishment (10)	(0.07)
U.S. tax reform discrete net tax expense (3)	(0.01)
Gain on equity method investment transaction (4)	0.39
Equity method investee acquisition-related and other adjustments (5)	0.03
Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2018	$2.28

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 15, Income Taxes, for more information on the impact of the U.S. tax reform.

(4)	Refer to Note 6, Equity Method Investments, for more information on the KDP transaction in 2018 and the 2017 sale of an interest in one of our equity method investments.

(5)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

(6)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.

(7)	Refer to Note 15, Income Taxes, for more information on the items affecting income taxes.

(8)
Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 16, Earnings per Share, for earnings per share weighted-average share information.

(9)	Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.
(10) Refer to Note 8, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

2017 compared with 2016

	For the Years Ended December 31,
	2017	2016	$ change	% change
	(in millions, except per share data)
Net revenues	$25,896	$25,923	$(27)	(0.1)%
Operating income	3,462	2,554	908	35.6%
Earnings from continuing operations	2,842	1,645	1,197	72.8%
Net earnings attributable to Mondelēz International	2,828	1,635	1,193	73.0%
Diluted earnings per share attributable to Mondelēz International	1.85	1.04	0.81	77.9%

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

	2017
Change in net revenues (by percentage point)
Total change in net revenues	(0.1)%
Add back the following items affecting comparability:
Favorable currency	(0.3	)pp
Impact of acquisitions	(0.2	)pp
Impact of divestitures	1.5	pp
Total change in Organic Net Revenue (1)	0.9%
Higher net pricing	1.5	pp
Unfavorable volume/mix	(0.6	)pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

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

Operating Income – Operating income increased $908 million (35.6%) to $3,462 million in 2017, Adjusted Operating Income (1) increased $346 million (9.2%) to $4,119 million and Adjusted Operating Income on a constant currency basis (1) increased $343 million (9.1%) to $4,116 million due to the following:

	Operating Income	Change
	(in millions)
Operating Income for the Year Ended December 31, 2016	$2,554
Simplify to Grow Program (2)	1,072
Intangible asset impairment charges (3)	137
Mark-to-market losses from derivatives (4)	94
Acquisition integration costs (5)	7
Acquisition-related costs (5)	1
Divestiture-related costs (6)	86
Operating income from divestitures (6)	(153)
Gain on divestiture (6)	(9)
Gain on sale of intangible assets (7)	(15)
Other/rounding	(1)
Adjusted Operating Income (1) for the Year Ended December 31, 2016	$3,773
Higher net pricing	370
Higher input costs	(181)
Unfavorable volume/mix	(160)
Lower selling, general and administrative expenses	380
Gains on sales of property in 2016 (8)	(46)
VAT-related settlement in 2016	(54)
Property insurance recovery	27
Impact from acquisition (8)	8
Other	(1)
Total change in Adjusted Operating Income (constant currency) (1)	343	9.1%
Favorable currency translation	3
Total change in Adjusted Operating Income (1)	346	9.2%
Adjusted Operating Income (1) for the Year Ended December 31, 2017	$4,119
Simplify to Grow Program (2)	(777)
Intangible asset impairment charges (3)	(109)
Mark-to-market losses from derivatives (4)	(96)
Malware incident incremental expenses	(84)
Acquisition integration costs (5)	(3)
Divestiture-related costs (6)	(31)
Operating income from divestitures (6)	61
Net gain on divestitures (6)	186
Impact from resolution of tax matters (9)	209
CEO transition remuneration (1)	(14)
Other/rounding	1
Operating Income for the Year Ended December 31, 2017	$3,462	35.6%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 7, Restructuring Program, for more information.

(3)	Refer to Note 2, Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on trademark impairments.

(4)
Refer to Note 9, Financial Instruments, Note 17, Segment Reporting, and Non-GAAP Financial Measures appearing later in this section for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

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

(9)
Refer to Note 13, Commitments and Contingencies – Tax Matters, for more information. Primarily includes the reversal of tax liabilities in connection with the resolution of a Brazilian indirect tax matter and settlement of pre-acquisition Cadbury tax matters.

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

Total selling, general and administrative expenses decreased $608 million from 2016, due to a number of factors noted in the table above, including in part, the benefits from the resolution of tax matters, lower implementation costs incurred for the Simplify to Grow Program, lower divestiture-related costs, a property insurance recovery in AMEA and lower intangible asset impairment charges. The decreases were partially offset by gains on sales of property in 2016, unfavorable currency impact, value-added tax (“VAT”) related settlements in 2016 and incremental expenses incurred due to the malware incident.

Excluding the factors noted above, selling, general and administrative expenses decreased $380 million from 2016. The decrease was driven primarily by lower overhead costs and lower advertising and consumer promotion costs due to continued cost reduction efforts in both areas.

Currency changes during the year did not impact operating income as the strength of the U.S. dollar relative to several currencies, including the Egyptian pound, British pound sterling and Argentinean peso, was offset by the strength of several currencies relative to the U.S. dollar, including the euro, Brazilian real, Russian ruble, Australian dollar, Indian rupee and South African rand.

Operating income margin increased from 9.9% in 2016 to 13.4% in 2017. The increase in operating income margin was driven primarily by an increase in our Adjusted Operating Income margin, lower Simplify to Grow Program costs, the benefits from the resolution of tax matters, the net gain on divestitures and lower divestiture-related costs, partially offset by incremental costs related to the malware incident and CEO transition remuneration costs. Adjusted Operating Income margin increased from 14.9% in 2016 to 16.1% in 2017. The increase in Adjusted Operating Income margin was driven primarily by lower overheads and lower advertising and consumer promotion costs due to continued cost reduction efforts in both areas.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,828 million increased by $1,193 million (73.0%) in 2017. Diluted EPS attributable to Mondelēz International was $1.85 in 2017, up $0.81 (77.9%) from 2016. Adjusted EPS (1) was $2.14 in 2017, up $0.30 (16.3%) from 2016. Adjusted EPS on a constant currency basis (1) was $2.13 in 2017, up $0.29 (15.8%) from 2016.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2016	$1.04
Simplify to Grow Program (2)	0.51
Intangible asset impairment charges (2)	0.06
Mark-to-market losses from derivatives (2)	0.05
Acquisition integration costs (2)	0.01
Divestiture-related costs (2)	0.05
Net earnings from divestitures (2)	(0.08)
Gain on sale of intangible assets (2)	(0.01)
Loss related to interest rate swaps (3)	0.04
Loss on debt extinguishment (4)	0.17
Gain on equity method investment transaction (5)	(0.03)
Equity method investee acquisition-related and other adjustments (6)	0.03
Adjusted EPS (1) for the Year Ended December 31, 2016	$1.84
Increase in operations	0.22
Increase in equity method investment net earnings	0.06
Gains on sales of property in 2016 (2)	(0.02)
VAT-related settlements in 2016	(0.04)
Property insurance recovery	0.01
Impact from acquisition (2)	—
Changes in interest and other expense, net (7)	0.08
Changes in income taxes (8)	(0.07)
Changes in shares outstanding (9)	0.05
Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2017	$2.13
Favorable currency translation	0.01
Adjusted EPS (1) for the Year Ended December 31, 2017	$2.14
Simplify to Grow Program (2)	(0.39)
Intangible asset impairment charges (2)	(0.05)
Mark-to-market losses from derivatives (2)	(0.06)
Malware incident incremental expenses	(0.04)
Acquisition integration costs (2)	—
Divestiture-related costs (2)	(0.02)
Net earnings from divestitures (2)	0.03
Net gain on divestitures (2)	0.11
Impact from resolution of tax matters (2)	0.13
CEO transition remuneration	(0.01)
U.S. tax reform discrete net tax benefit (10)	0.03
Gain on equity method investment transaction (11)	0.02
Equity method investee acquisition-related and other adjustments (6)	(0.04)
Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2017	$1.85

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)
Refer to Note 9, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges effective the first quarter of 2016 due to changes in financing and hedging plans.

(4)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offers.

(5)	Refer to Note 6, Equity Method Investments – Keurig, for more information on the 2016 acquisition of an interest in Keurig.

(6)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

(7)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.

(8)	Refer to Note 15, Income Taxes, for more information on the items affecting income taxes.

(9)
Refer to Note 11, Stock Plans, for more information on our equity compensation programs, Note 12, Capital Stock, for more information on our share repurchase program and Note 16, Earnings per Share, for earnings per share weighted-average share information.

(10)	Refer to Note 15, Income Taxes, for more information on the impact of the U.S. tax reform.

(11)	Refer to Note 6, Equity Method Investments, for more information on the 2017 sale of an interest in one of our equity method investments.

Results of Operations by Operating Segment

Our operations and management structure are organized into four operating segments:

•	Latin America

•	AMEA

•	Europe

•	North America

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

Our segment net revenues and earnings were:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Net revenues:
Latin America	$3,202	$3,566	$3,392
AMEA	5,729	5,739	5,816
Europe	10,122	9,794	9,755
North America	6,885	6,797	6,960
Net revenues	$25,938	$25,896	$25,923

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$410	$564	$272
AMEA	702	514	505
Europe	1,734	1,610	1,198
North America	849	1,144	1,128
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	141	(96)	(94)
General corporate expenses	(335)	(282)	(287)
Amortization of intangibles	(176)	(178)	(176)
Net gain on divestitures	—	186	9
Acquisition-related costs	(13)	—	(1)
Operating income	3,312	3,462	2,554
Benefit plan non-service income (1)	50	44	15
Interest and other expense, net	(520)	(382)	(1,115)
Earnings before income taxes	$2,842	$3,124	$1,454

(1)
During the first quarter of 2018, in connection with adopting a new pension cost classification accounting standard, we reclassified certain of our benefit plan component costs other than service costs out of operating income into a new line item, benefit plan non-service income, on our consolidated statements of earnings. As such, we have recast our historical operating income and segment operating income to reflect this reclassification, which had no impact to earnings before income taxes or net earnings.

Latin America

	For the Years Ended December 31,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$3,202	$3,566	$(364)	(10.2)%
Segment operating income	410	564	(154)	(27.3)%
	For the Years Ended December 31,
	2017	2016	$ change	% change
	(in millions)
Net revenues	$3,566	$3,392	$174	5.1%
Segment operating income	564	272	292	107.4%

2018 compared with 2017:

Net revenues decreased $364 million (10.2%), due to unfavorable currency (13.8 pp) and unfavorable volume/mix (2.6 pp), partially offset by higher net pricing (6.2 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Argentinean peso, Brazilian real and Mexican peso. Unfavorable volume/mix was due primarily to the impact of pricing-related elasticity, as well as in part due to the negative impact of the Brazil trucking strike that occurred in the second quarter. Unfavorable volume/mix was driven by declines in all categories except biscuits. Higher net pricing was reflected across all categories, driven primarily by Argentina, Mexico and Brazil.

Segment operating income decreased $154 million (27.3%), primarily due to lapping last year's benefit from the resolution of a Brazilian indirect tax matter of $153 million, higher raw material costs, unfavorable currency, higher other selling, general and administrative expenses (net of the benefit from a VAT-related settlement in 2018), unfavorable volume/mix and a loss from the remeasurement of the net monetary position in Argentina. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, the 2018 benefit from the resolution of a Brazilian tax matter of $26 million, lower advertising and consumer promotion costs, lower costs incurred for the Simplify to Grow Program and the lapping of the 2017 intangible asset impairment charges.

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

Segment operating income increased $292 million (107.4%), primarily due to higher net pricing, the benefit from the resolution of a Brazilian indirect tax matter of $153 million, lower manufacturing costs, lower costs incurred for the Simplify to Grow Program, favorable currency and lower advertising and consumer promotion costs. These favorable items were partially offset by higher raw material costs, unfavorable volume/mix and higher other selling, general and administrative expenses (net of prior-year VAT-related settlements).

AMEA

	For the Years Ended December 31,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$5,729	$5,739	$(10)	(0.2)%
Segment operating income	702	514	188	36.6%
	For the Years Ended December 31,
	2017	2016	$ change	% change
	(in millions)
Net revenues	$5,739	$5,816	$(77)	(1.3)%
Segment operating income	514	505	9	1.8%

2018 compared with 2017:

Net revenues decreased $10 million (0.2%), due to the impact of divestitures (2.4 pp) and unfavorable currency (1.3 pp), partially offset by favorable volume/mix (1.9 pp) and higher net pricing (1.6 pp). The impact of divestitures related to the grocery & cheese business in Australia and New Zealand that was divested on July 4, 2017 and the confectionery business in Japan that was divested on December 28, 2017, resulted in a year-over-year decline in net revenues of $133 million for 2018. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, Australian dollar and Philippine peso, partially offset by the strength of several currencies in the region relative to the U.S. dollar, including the Chinese yuan and Japanese yen. Favorable volume/mix, including the shift of Chinese New Year into the first quarter of 2018, was driven by gains in chocolate and biscuits, partially offset by declines in refreshment beverages, cheese & grocery, gum and candy. Higher net pricing was reflected across all categories except gum and candy.

Segment operating income increased $188 million (36.6%), primarily due to higher net pricing, lower costs incurred for the Simplify to Grow Program, lower manufacturing costs, lower intangible asset impairment charges, lower advertising and consumer promotion costs and favorable volume/mix. These favorable items were partially offset by higher raw material costs, the impact of divestitures, unfavorable currency and higher other selling, general and administrative expenses (net of prior-year property insurance recovery).

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

Segment operating income increased $9 million (1.8%), primarily due to higher net pricing, lower other selling, general and administrative expenses (including a property insurance recovery), lower manufacturing costs and lower advertising and consumer promotion costs. These favorable items were mostly offset by higher raw material costs, unfavorable currency, unfavorable volume/mix, higher costs incurred for the Simplify to Grow Program, the impact of divestitures and higher intangible asset impairment charges.

Europe

	For the Years Ended December 31,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$10,122	$9,794	$328	3.3%
Segment operating income	1,734	1,610	124	7.7%
	For the Years Ended December 31,
	2017	2016	$ change	% change
	(in millions)
Net revenues	$9,794	$9,755	$39	0.4%
Segment operating income	1,610	1,198	412	34.4%

2018 compared with 2017:

Net revenues increased $328 million (3.3%), due to favorable volume/mix (3.1 pp) and favorable currency (2.3 pp), partially offset by the impact of divestitures (1.5 pp) and lower net pricing (0.6 pp). Favorable volume/mix was driven by chocolate, biscuits and candy, partially offset by declines in cheese & grocery, gum and refreshment beverages. Favorable currency impacts reflected the strength of several currencies relative to the U.S. dollar, primarily the euro, British pound sterling, Polish zloty and Czech koruna, partially offset by the strength of the U.S. dollar relative to several currencies, primarily the Russian ruble and Turkish lira. The impact of divestitures, due to the sale of a confectionery business in France and the termination of certain Kraft Heinz Company-owned grocery brand licenses, resulted in a year-over-year decline in net revenues of $137 million for 2018. Lower net pricing was driven by chocolate and biscuits, partially offset by higher net pricing in cheese & grocery, candy and gum.

Segment operating income increased $124 million (7.7%), primarily due to favorable volume/mix, lower manufacturing costs, lower costs incurred for the Simplify to Grow Program, favorable currency, lower raw material costs, lower divestiture-related costs and the lapping of prior-year malware incident incremental costs. These favorable items were partially offset by higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, lower net pricing, lapping the prior-year benefit from the settlement of a Cadbury tax matter, higher intangible asset impairment charges and the impact from divestitures.

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

Segment operating income increased $412 million (34.4%), primarily due to lower manufacturing costs, lower costs incurred for the Simplify to Grow Program, lower other selling, general and administrative expenses, lower divestiture-related costs, lower advertising and consumer promotion costs, the benefit from the settlement of a Cadbury tax matter, favorable volume/mix, lower intangible asset impairment charges, favorable currency and the impact of an acquisition. These favorable items were partially offset by higher raw material costs, the impact of divestitures, incremental costs incurred due to the malware incident, lower net pricing and a prior-year gain on the sale of an intangible asset.

North America

	For the Years Ended December 31,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$6,885	$6,797	$88	1.3%
Segment operating income	849	1,144	(295)	(25.8)%
	For the Years Ended December 31,
	2017	2016	$ change	% change
	(in millions)
Net revenues	$6,797	$6,960	$(163)	(2.3)%
Segment operating income	1,144	1,128	16	1.4%

2018 compared with 2017:

Net revenues increased $88 million (1.3%), due to higher net pricing (1.1 pp) and the impact of an acquisition (0.8 pp), partially offset by unfavorable volume/mix (0.5 pp) and unfavorable currency (0.1 pp). Higher net pricing was reflected in biscuits and gum, partially offset by lower net pricing in chocolate and candy. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $52 million in 2018. Unfavorable volume/mix, which was net of the benefit from lapping last year's negative impact from the 2017 malware incident, reflected declines in gum and chocolate, partially offset by gains in biscuits and candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income decreased $295 million (25.8%), primarily due to the impact from pension participation changes, higher manufacturing costs, unfavorable volume/mix, higher raw material costs and higher other selling, general and administrative expenses. These unfavorable items were partially offset by lower advertising and consumer promotion costs, higher net pricing, the lapping of prior-year malware incident incremental costs, lower costs incurred for the Simplify to Grow Program, lower intangible asset impairment charges and the impact from the acquisition of Tate's Bake Shop.

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

Segment operating income increased $16 million (1.4%), primarily due to lower costs incurred for the Simplify to Grow Program, lower advertising and consumer promotion costs, lower other selling, general and administrative expenses (net of the prior-year’s gain on sale of property), lower manufacturing costs and lower raw material costs. These favorable items were partially offset by unfavorable volume/mix, incremental costs incurred due to the malware incident, lower net pricing, the impact of divestitures and prior-year gain on the sale of an intangible asset.

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

Goodwill and Non-Amortizable Intangible Assets:
We test goodwill and non-amortizable intangible assets for impairment on an annual basis on July 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 7.3% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 10.3%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit fair value.

In 2018, 2017 and 2016, there were no impairments of goodwill. In connection with our 2018 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

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

During our 2018 annual testing of non-amortizable intangible assets, we recorded $68 million of impairment charges in the third quarter of 2018 related to five trademarks. The impairments arose due to lower than expected product growth. We recorded charges related to gum, chocolate, biscuits and candy trademarks of $45 million in Europe, $14 million in North America and $9 million in AMEA. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We primarily use a relief of royalty valuation method, which utilizes estimates of future sales, growth rates, royalty rates and discount rates in determining a brand's global fair value. We also identified seven brands, including the five impaired trademarks, with $538 million of aggregate book value as of December 31, 2018 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to continue to not be impaired, but if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2017, we recorded charges related to candy and gum trademarks of $52 million in AMEA, $11 million in Europe, $5 million in Latin America and $2 million in North America. In 2016, we recorded charges related to biscuits, candy and gum trademarks of $41 million in AMEA, $32 million in North America, $22 million in Europe, and $3 million in Latin America.

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

Since pension and postretirement liabilities are measured on a discounted basis, the discount rate significantly affects our plan obligations and expenses. For plans that have assets held in trust, the expected return on plan assets assumption affects our pension plan expenses. The assumptions for discount rates and expected rates of return and our process for setting these assumptions are described in Note 10, Benefit Plans, to the consolidated financial statements.

While we do not anticipate further changes in the 2019 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase/(decrease), on our annual benefit plan costs:

	As of December 31, 2018
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(14)	$15	$(57)	$60
Effect of change in expected rate of return on plan assets on pension costs	(8)	8	(39)	39
Effect of change in discount rate on postretirement health care costs	(3)	3	—	—

In accordance with obligations we have under collective bargaining agreements, we participate in multiemployer pension plans. In 2017 and 2016, the only individually significant multiemployer plan we contributed to was the Bakery and Confectionery Union and Industry International Pension Fund. Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the BCTGM. All of those collective bargaining agreements expired in 2016.

In the fourth quarter of 2018, we executed a complete withdrawal from the Fund. We estimated a withdrawal liability of $573 million, which represents our best estimate of the withdrawal liability absent an assessment from the Fund. We anticipate receiving an assessment in 2019, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability over a period of 20 years from the date of the assessment. During 2018, within our North America segment, we recorded a discounted liability and related charge of $423 million or $316 million net of tax. We determined the net present value of the liability using a risk-free interest rate. We recorded the pre-tax non-cash charges in selling, general and administrative expense (and in other non-cash items, net in the consolidated statement of cash flows) and the liability in long-term other liabilities. During 2018, we also recorded $6 million of accreted interest related to the long-term liability within interest and other expense, net.

See additional information on our employee benefit plans in Note 10, Benefit Plans.

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

As a result of U.S. tax reform and the related SEC guidance, we finalized our accounting for the legislation based on guidance that was issued prior to 2018 year end and included updates to the prior provisional estimates in our 2018 consolidated financial statements. See Note 15, Income Taxes, for further discussion of the amounts recorded related to U.S. tax reform in our financial statements, as well as additional information on our effective tax rate, current and deferred taxes, valuation allowances and unrecognized tax benefits.

Contingencies:
See Note 13, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Guidance:
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our U.S. tax reform transition tax liability, contractual and benefit plan obligations, share repurchases and quarterly dividends. We continue to utilize our commercial paper program, international credit lines and long-term debt issuances for our funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.

Net Cash Provided by Operating Activities:
Operating activities provided net cash of $3,948 million in 2018, $2,593 million in 2017 and $2,838 million in 2016. The increase in net cash provided by operating activities in 2018 relative to 2017 was due primarily to higher cash flow from working capital, higher net earnings as well as lower pension contributions. Cash flows from operating activities were lower in 2017 than 2016 primarily due to increases in working capital including higher tax and VAT-related payments in 2017 and lower operating cash flows from divested businesses, partially offset by higher net earnings and lower pension contributions in 2017.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $1,224 million in 2018, $301 million in 2017 and $1,029 million in 2016. The increase in net cash used in investing activities in 2018 relative to 2017 was primarily due to cash received in 2017 from proceeds from divestitures, cash expenditures in 2018 for an acquisition and higher capital expenditures in 2018, partially offset by cash received as a result of the settlement and replacement of several net investment hedge derivative contracts. The decrease in net cash used in investing activities in 2017 relative to 2016 was due to higher net proceeds received from divestitures in 2017, no acquisition-related payments in 2017 as in 2016 and lower capital expenditures in 2017.

Capital expenditures were $1,095 million in 2018, $1,014 million in 2017 and $1,224 million in 2016. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2019 capital expenditures to be up to $1.0 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures from operations.

Net Cash Used in Financing Activities:
Net cash used in financing activities was $2,329 million in 2018, $3,361 million in 2017 and $1,862 million in 2016. The decrease in net cash used in financing activities in 2018 relative to 2017 was primarily due to higher net debt issuances and lower share repurchases partially offset by higher dividends paid. The increase in net cash used in financing activities in 2017 relative to 2016 was primarily due to lower net issuances of short-term and long-term debt as well as an increase in dividends paid, partly offset by lower share repurchases compared to 2016.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our recent tender offers, debt issuances and maturities. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital or other financing needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 74.1% (or $19.2 billion) of the $25.9 billion of consolidated net revenue during fiscal year 2018 and represented approximately 80.5% (or $20.7 billion) of the $25.7 billion of net assets as of December 31, 2018.

On February 7, 2019, our Board of Directors approved a new $5.0 billion long-term financing authority to replace the prior $5.0 billion authority. As of December 31, 2018, we had $1.7 billion of long-term financing authority remaining.

In the next 12 months, we expect approximately $2.7 billion of long-term debt will mature as follows: $400 million in February 2019 and $2.3 billion in October 2019. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $18.4 billion at December 31, 2018 and $17.7 billion at December 31, 2017. Our debt-to-capitalization ratio was 0.42 at December 31, 2018 and 0.40 at December 31, 2017. At December 31, 2018, the weighted-average term of our outstanding long-term debt was 5.8 years. Our average daily commercial borrowings were $4.5 billion in 2018, $4.4 billion in 2017 and $2.2 billion in 2016. We had $3.1 billion of commercial paper borrowings outstanding at December 31, 2018 and $3.4 billion outstanding as of December 31, 2017. We expect to continue to use commercial paper to finance various short and long-term financing needs and to continue to comply with our long-term debt covenants. Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During 2018, the primary drivers of the increase in our aggregate commodity costs were higher currency-related costs on our commodity purchases and increased costs for packaging, dairy, energy, grains, oils and other raw materials, partially offset by lower costs for cocoa, sugar and nuts.

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

We expect price volatility and a slightly higher aggregate cost environment to continue in 2019. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no significant off-balance sheet arrangements other than the contractual obligations discussed below.

Guarantees:
As discussed in Note 13, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2018, we had no material third-party guarantees recorded on our consolidated balance sheet.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:
The following table summarizes our contractual obligations at December 31, 2018.

	Payments Due
	Total	2019	2020-21	2022-23	2024 and Thereafter
	(in millions)
Debt (1)	$15,248	$2,647	$4,877	$2,548	$5,176
Interest expense (2)	3,410	413	662	470	1,865
Capital leases	2	1	1	—	—
Operating leases (3)	780	208	279	136	157
Purchase obligations: (4)
Inventory and production costs	5,198	3,433	1,191	235	339
Other	608	574	34	—	—
	25,246	7,276	7,044	3,389	7,537
U.S. tax reform transition liability (5)	1,160	112	193	248	607
Other long-term liabilities (6)	241	16	47	42	136
Total	$26,647	$7,404	$7,284	$3,679	$8,280

(1)
Amounts include the expected cash payments of our debt excluding capital leases, which are presented separately in the table above. The amounts also exclude $70 million of net unamortized non-cash bond premiums, discounts, bank fees and mark-to-market adjustments related to our interest rate swaps recorded in total debt.

(2)
Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro, British pound sterling and Swiss franc notes was forecasted using currency exchange rates as of December 31, 2018. An insignificant amount of interest expense was excluded from the table for a portion of our other non-U.S. debt obligations due to the complexities involved in forecasting expected interest payments.

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

(5)
In connection with U.S. tax reform, we currently estimate paying a total $1.3 billion transition tax liability through 2026. As of December 31, 2018, the amount outstanding was $1.2 billion. The amounts and timing of our tax payments are likely to change as a result of additional guidance issued. See Note 15, Income Taxes, for additional information on U.S. tax reform and its impact on our financial statements.

(6)
Other long-term liabilities in the table above include both the current and long-term related liabilities. We have included the estimated future benefit payments for our postretirement health care plans through December 31, 2028 of $198 million. We are unable to reliably estimate the timing of the payments beyond 2028; as such, they are excluded from the above table. There are also another $15 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, estimated multiemployer pension plan withdrawal liabilities, unrecognized tax benefits, insurance accruals and other accruals. As of December 31, 2018, our unrecognized tax benefit, including associated interest and penalties, classified as a long-term payable is $550 million. We currently expect to make approximately $237 million in contributions to our pension plans in 2019. In 2018, we estimated a multiemployer pension plan withdrawal liability of $573 million. We anticipate receiving an assessment in 2019, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability over a period of 20 years from the date of the assessment.

Equity and Dividends

Stock Plans:
See Note 11, Stock Plans, to the consolidated financial statements for more information on our stock plans and grant activity during 2016-2018.

Share Repurchases:
See Note 12, Capital Stock, to the consolidated financial statements for more information on our share repurchase program.

Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. We repurchased approximately $15.0 billion of shares ($2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013), at a weighted-average cost of $39.30 per share, through December 31, 2018. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $1,359 million in 2018, $1,198 million in 2017 and $1,094 million in 2016. On July 25, 2018, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.26 per share of Class A Common Stock, an increase of 18 percent, which would be $1.04 per common share on an annualized basis. On August 2, 2017, the Finance Committee, with authorization delegated from our Board of Directors, approved a 16% increase in the quarterly dividend to $0.22 per common share or $0.88 per common share on an annualized basis. On July 19, 2016, our Board of Directors approved a 12% increase in the quarterly dividend to $0.19 per common share or $0.76 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

For U.S. income tax purposes only, the Company has determined that 100% of the distributions paid to its shareholders in 2018 are characterized as a qualified dividend paid from U.S. earnings and profits. Shareholders should consult their tax advisors for a full understanding of the tax consequences of the receipt of dividends.

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

•
Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz, TUC/Club Social and belVita biscuits; Cadbury Dairy Milk, Milka and Lacta chocolate; Trident gum; Halls candy and Tang powdered beverages. As we shift our focus to invest in a wider group of global and local brands, after 2018, we will discontinue tracking Power Brands and have included it here for a final full-year comparison of results on this basis.

•
“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related divestiture (2), acquisition and integration costs (2); the operating results of divestitures (2); remeasurement of net monetary position (5); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); impact from resolution of tax matters (7); CEO transition remuneration (8); impact from pension participation changes (9); and incremental expenses related to the 2017 malware incident. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

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

(1)
When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. During 2018, we added to the non-GAAP definitions the exclusion of: remeasurement gains or losses related to remeasuring net monetary assets or liabilities in Argentina (see footnote (5) below) and the impact from pension participation changes (see footnote (9) below).

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

(5)
During the third quarter of 2018, as we began to apply highly inflationary accounting for Argentina, we excluded the remeasurement gains or losses related to remeasuring net monetary assets or liabilities in Argentina to be consistent with our prior accounting for these remeasurement gains or losses for Venezuela when it was subject to highly inflationary accounting prior to 2016. See Note 1, Summary of Significant Accounting Policies, for more information.

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

(7)	See Note 13, Commitments and Contingencies – Tax Matters, for additional information.

(8)
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

(9)
The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non–GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 10, Benefit Plans, for more information.

(10) On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions as further detailed in Note 15, Income Taxes. We exclude the discrete U.S. tax reform impacts from our Adjusted EPS as they do not reflect our ongoing tax obligations under U.S. tax reform.
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

Organic Net Revenue:
Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, acquisitions and divestitures. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and Power Brands, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$9,659	$16,279	$25,938	$9,707	$16,189	$25,896
Impact of currency	604	(261)	343	—	—	—
Impact of acquisitions	—	(52)	(52)	—	—	—
Impact of divestitures	—	—	—	—	(270)	(270)
Organic Net Revenue	$10,263	$15,966	$26,229	$9,707	$15,919	$25,626

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017 (1)
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)
Net Revenue	$19,411	$6,527	$25,938	$19,035	$6,861	$25,896
Impact of currency	224	119	343	—	—	—
Impact of acquisitions	—	(52)	(52)	—	—	—
Impact of divestitures	—	—	—	—	(270)	(270)
Organic Net Revenue	$19,635	$6,594	$26,229	$19,035	$6,591	$25,626

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$9,707	$16,189	$25,896	$9,357	$16,566	$25,923
Impact of currency	(19)	(58)	(77)	—	—	—
Impact of acquisitions	—	(59)	(59)	—	—	—
Impact of divestitures	—	(270)	(270)	(10)	(643)	(653)
Organic Net Revenue	$9,688	$15,802	$25,490	$9,347	$15,923	$25,270

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016 (1)
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)
Net Revenue	$18,913	$6,983	$25,896	$18,372	$7,551	$25,923
Impact of currency	(97)	20	(77)	—	—	—
Impact of acquisitions	(59)	—	(59)	—	—	—
Impact of divestitures	—	(270)	(270)	—	(653)	(653)
Organic Net Revenue	$18,757	$6,733	$25,490	$18,372	$6,898	$25,270

(1)
Each year we reevaluate our Power Brands and confirm the brands in which we will continue to make disproportionate investments. As such, we may make changes in our planned investments in primarily regional Power Brands following our annual review cycles. For 2018, we made limited changes to our list of regional Power Brands and as such, we reclassified 2017 and 2016 Power Brand net revenues on a basis consistent with the current list of Power Brands. As we shift our focus to invest in a wider group of global and local brands, after 2018, we will discontinue tracking Power Brands and have included it here for a final full-year comparison of results on this basis.

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges, mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; malware incident incremental expenses, acquisition integration costs; acquisition-related and divestiture-related costs; the operating results of divestitures; gain on divestitures; the remeasurement of net monetary position; the impact from pension participation changes; the impact from the resolution of tax matters and CEO transition remuneration. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Years Ended December 31,
	2018	2017	$ Change	% Change
	(in millions)
Operating Income	$3,312	$3,462	$(150)	(4.3)%
Simplify to Grow Program (1)	626	777	(151)
Intangible asset impairment charges (2)	68	109	(41)
Mark-to-market (gains)/losses from derivatives (3)	(141)	96	(237)
Malware incident incremental expenses	—	84	(84)
Acquisition integration costs (4)	3	3	—
Acquisition-related costs (5)	13	—	13
Divestiture-related costs (5)	(1)	31	(32)
Operating income from divestiture (5)	—	(61)	61
Gain on divestitures (5)	—	(186)	186
Remeasurement of net monetary position (6)	11	—	11
Impact from pension participation changes (7)	423	—	423
Impact from resolution of tax matters (8)	(15)	(209)	194
CEO transition remuneration (9)	22	14	8
Other/rounding	—	(1)	1
Adjusted Operating Income	$4,321	$4,119	$202	4.9%
Unfavorable currency translation	55	—	55
Adjusted Operating Income (constant currency)	$4,376	$4,119	$257	6.2%

	For the Years Ended December 31,
	2017	2016	$ Change	% Change
	(in millions)
Operating Income	$3,462	$2,554	$908	35.6%
Simplify to Grow Program (1)	777	1,072	(295)
Intangible asset impairment charges (2)	109	137	(28)
Mark-to-market losses from derivatives (3)	96	94	2
Malware incident incremental expenses	84	—	84
Acquisition integration costs (4)	3	7	(4)
Acquisition-related costs (5)	—	1	(1)
Divestiture-related costs (5)	31	86	(55)
Operating income from divestiture (5)	(61)	(153)	92
Gain on divestitures (5)	(186)	(9)	(177)
Gain on sale of intangible assets (5)	—	(15)	15
Impact from resolution of tax matters (8)	(209)	—	(209)
CEO transition remuneration (9)	14	—	14
Other/rounding	(1)	(1)	—
Adjusted Operating Income	$4,119	$3,773	$346	9.2%
Favorable currency translation	(3)	—	(3)
Adjusted Operating Income (constant currency)	$4,116	$3,773	$343	9.1%

(1)	Refer to Note 7, Restructuring Program, for more information.

(2)	Refer to Note 5, Goodwill and Intangible Assets, for more information on trademark impairments.

(3)
Refer to Note 9, Financial Instruments, Note 17, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the acquisition of a biscuit business in Vietnam.

(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on prior-year divestitures, intangible asset sales and the June 7, 2018 acquisition of Tate's Bake Shop.

(6)
Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(7)	Refer to Note 10, Benefit Plans, for more information.

(8)	Refer to Note 13, Commitments and Contingencies – Tax Matters, for more information.

(9)	Refer to the Non-GAAP Financial Measures definition and related table notes.

Adjusted EPS:
Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as net gain or loss related to interest rate swaps; loss on debt extinguishment; U.S. tax reform discrete impacts; gain on equity method investment transactions; and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Years Ended December 31,
	2018	2017	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.28	$1.85	$0.43	23.2%
Simplify to Grow Program (2)	0.32	0.39	(0.07)
Intangible asset impairment charges (2)	0.03	0.05	(0.02)
Mark-to-market (gains)/losses from derivatives (2)	(0.09)	0.06	(0.15)
Malware incident incremental expenses	—	0.04	(0.04)
Acquisition integration costs (2)	—	—	—
Acquisition-related costs (2)	0.01	—	0.01
Divestiture-related costs (2)	—	0.02	(0.02)
Net earnings from divestitures (2)	—	(0.03)	0.03
Net gain on divestitures (2)	—	(0.11)	0.11
Remeasurement of net monetary position (2)	0.01	—	0.01
Impact from pension participation changes (2)	0.22	—	0.22
Impact from resolution of tax matters (2)	(0.01)	(0.13)	0.12
CEO transition remuneration (2)	0.01	0.01	—
Net gain related to interest rate swaps (3)	(0.01)	—	(0.01)
Loss on debt extinguishment (4)	0.07	—	0.07
U.S. tax reform discrete net tax expense/(benefit) (5)	0.01	(0.03)	0.04
Gain on equity method investment transactions (6)	(0.39)	(0.02)	(0.37)
Equity method investee acquisition-related and other adjustments (7)	(0.03)	0.04	(0.07)
Adjusted EPS	$2.43	$2.14	$0.29	13.6%
Unfavorable currency translation	0.03	—	0.03
Adjusted EPS (constant currency)	$2.46	$2.14	$0.32	15.0%

	For the Years Ended December 31,
	2017	2016	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.85	$1.04	$0.81	77.9%
Simplify to Grow Program (2)	0.39	0.51	(0.12)
Intangible asset impairment charges (2)	0.05	0.06	(0.01)
Mark-to-market losses from derivatives (2)	0.06	0.05	0.01
Malware incident incremental expenses	0.04	—	0.04
Acquisition integration costs (2)	—	0.01	(0.01)
Divestiture-related costs (2)	0.02	0.05	(0.03)
Net earnings from divestitures (2)	(0.03)	(0.08)	0.05
Net gain on divestitures (2)	(0.11)	—	(0.11)
Gain on sale of intangible assets (2)	—	(0.01)	0.01
Impact from resolution of tax matters (2)	(0.13)	—	(0.13)
CEO transition remuneration (2)	0.01	—	0.01
Loss related to interest rate swaps (3)	—	0.04	(0.04)
Loss on debt extinguishment (4)	—	0.17	(0.17)
U.S. tax reform discrete net tax benefit (5)	(0.03)	—	(0.03)
Gain on equity method investment transactions (6)	(0.02)	(0.03)	0.01
Equity method investee acquisition-related and other adjustments (7)	0.04	0.03	0.01
Adjusted EPS	$2.14	$1.84	$0.30	16.3%
Favorable currency translation	(0.01)	—	(0.01)
Adjusted EPS (constant currency)	$2.13	$1.84	$0.29	15.8%

(1)
The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.

•
For the year ended December 31, 2018, taxes for the: Simplify to Grow Program were $(156) million, intangible asset impairment charges were $(16) million, mark-to-market gains from derivatives were $10 million, acquisition-related costs were $(3) million, impact from pension participation changes were $(108) million, impact from resolution of tax matters were $(6) million, CEO transition remuneration were $(5) million, net gain related to interest rate swaps were $2 million, loss on debt extinguishment were $(35) million, U.S. tax reform were $19 million, gain on equity method investment transaction were $192 million and equity method investee and other adjustments were $16 million.

•
For the year ended December 31, 2017, taxes for the: Simplify to Grow Program costs were $(190) million, intangible asset impairment charges were $(30) million, acquisition integration costs were zero, gain on equity method investment transactions were $15 million, net gain on divestitures were $7 million, net earnings on divestitures were $15 million, divestiture-related costs were $8 million, loss on debt extinguishment and related costs were $(4) million, malware incident incremental costs were $(27) million, benefits from resolution of tax matters were $75 million, equity method investee acquisition-related and other adjustments were $10 million, CEO transition remuneration were $(5) million, mark-to-market gains/(losses) from derivatives were $(6) million and U.S. tax reform were $(44) million.

•
For the year ended December 31, 2016, taxes for the: Simplify to Grow Program costs were $(288) million, intangible asset impairment charges were $(37) million, gain on sale of intangible assets were $3 million, acquisition integration costs were zero, net earnings from divestitures were $40 million, divestiture-related costs were $(15) million, loss on debt extinguishment and related costs were $(163) million, loss related to interest rate swaps were $(36) million, equity method investee acquisition-related and other adjustments were $3 million, gain on equity method investment transactions were $2 million and mark-to-market gains/(losses) from derivatives were $(11) million.

(2)	See the Adjusted Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(4)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

(5)	Refer to Note 15, Income Taxes, for more information on the impact of U.S. tax reform.

(6)
Refer to Note 6, Equity Method Investments, for more information on the KDP transaction in 2018, the 2017 sale of an interest in one of our equity method investments and the 2016 acquisition of an interest in Keurig.

(7)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As we operate globally, we are primarily exposed to currency exchange rate, commodity price and interest rate market risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We principally utilize derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. For additional information on our derivative activity and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, see Note 1, Summary of Significant Accounting Policies, and Note 9, Financial Instruments.

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Summary of Significant Accounting Policies—Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to London Interbank Offered Rates (“LIBOR”). The Financial Conduct Authority in the United Kingdom plans to phase out LIBOR by the end of 2021. We do not anticipate a significant impact to our financial position from the planned phase out of LIBOR given our current mix of variable and fixed-rate debt. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. Our weighted-average interest rate on our total debt was 2.3% as of December 31, 2018, up from 2.1% as of December 31, 2017 primarily due to higher interest rates on commercial paper borrowings.

Beginning in the first quarter of 2018, we entered into new investment hedge derivative contracts, specifically, cross-currency interest rate swaps and forwards, to hedge certain investments in our non-U.S. operations against movements in exchange rates. See Note 9, Financial Instruments, for more information on our derivative activity. There were no other significant changes in the types of derivative instruments we use to hedge our exposures between December 31, 2017 and December 31, 2018.

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

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2018 and 2017, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2018 and December 31, 2017, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/18	Average	High	Low	At 12/31/18	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$35	$33	$36	$27
Foreign currency rates	$19	$30	$39	$19
Commodity prices	15	16	17	15
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/17	Average	High	Low	At 12/31/17	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$31	$45	$55	$31
Foreign currency rates	$15	$16	$22	$11
Commodity prices	14	17	24	14

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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mondelēz International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mondelēz International, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for a certain equity method investment in 2018.
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
/s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 8, 2019
We have served as the Company’s auditor since 2001.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Years Ended December 31
(in millions of U.S. dollars, except per share data)

	2018	2017	2016
Net revenues	$25,938	$25,896	$25,923
Cost of sales	15,586	15,862	15,819
Gross profit	10,352	10,034	10,104
Selling, general and administrative expenses	6,475	5,938	6,546
Asset impairment and exit costs	389	642	837
Net gain on divestitures	—	(186)	(9)
Amortization of intangibles	176	178	176
Operating income	3,312	3,462	2,554
Benefit plan non-service income	(50)	(44)	(15)
Interest and other expense, net	520	382	1,115
Earnings before income taxes	2,842	3,124	1,454
Provision for income taxes	(773)	(666)	(114)
Gain on equity method investment transactions	778	40	43
Equity method investment net earnings	548	344	262
Net earnings	3,395	2,842	1,645
Noncontrolling interest earnings	(14)	(14)	(10)
Net earnings attributable to Mondelēz International	$3,381	$2,828	$1,635
Per share data:
Basic earnings per share attributable to Mondelēz International	$2.30	$1.87	$1.05
Diluted earnings per share attributable to Mondelēz International	$2.28	$1.85	$1.04
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
For the Years Ended December 31
(in millions of U.S. dollars)

	2018	2017	2016
Net earnings	$3,395	$2,842	$1,645
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(865)	1,198	(921)
Pension and other benefit plans	284	(57)	(153)
Derivative cash flow hedges	(54)	8	(75)
Total other comprehensive earnings/(losses)	(635)	1,149	(1,149)
Comprehensive earnings	2,760	3,991	496
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	12	42	(7)
Comprehensive earnings attributable to Mondelēz International	$2,748	$3,949	$503
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Balance Sheets, as of December 31
(in millions of U.S. dollars, except share data)

	2018	2017
ASSETS
Cash and cash equivalents	$1,100	$761
Trade receivables (net of allowances of $40 at December 31, 2018 and $50 at December 31, 2017)	2,262	2,691
Other receivables (net of allowances of $47 at December 31, 2018 and $98 at December 31, 2017)	744	835
Inventories, net	2,592	2,557
Other current assets	906	676
Total current assets	7,604	7,520
Property, plant and equipment, net	8,482	8,677
Goodwill	20,725	21,085
Intangible assets, net	18,002	18,639
Prepaid pension assets	132	158
Deferred income taxes	255	319
Equity method investments	7,123	6,193
Other assets	406	366
TOTAL ASSETS	$62,729	$62,957
LIABILITIES
Short-term borrowings	$3,192	$3,517
Current portion of long-term debt	2,648	1,163
Accounts payable	5,794	5,705
Accrued marketing	1,756	1,728
Accrued employment costs	701	721
Other current liabilities	2,646	2,959
Total current liabilities	16,737	15,793
Long-term debt	12,532	12,972
Deferred income taxes	3,552	3,341
Accrued pension costs	1,221	1,669
Accrued postretirement health care costs	351	419
Other liabilities	2,623	2,689
TOTAL LIABILITIES	37,016	36,883
Commitments and Contingencies (Note 13)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at December 31, 2018 and December 31, 2017)	—	—
Additional paid-in capital	31,961	31,915
Retained earnings	24,491	22,631
Accumulated other comprehensive losses	(10,630)	(9,997)
Treasury stock, at cost (545,537,923 shares at December 31, 2018 and 508,401,694 shares at December 31, 2017)	(20,185)	(18,555)
Total Mondelēz International Shareholders’ Equity	25,637	25,994
Noncontrolling interest	76	80
TOTAL EQUITY	25,713	26,074
TOTAL LIABILITIES AND EQUITY	$62,729	$62,957
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Balances at January 1, 2016	$—	$31,760	$20,700	$(9,986)	$(14,462)	$88	$28,100
Comprehensive earnings/(losses):
Net earnings	—	—	1,635	—	—	10	1,645
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(1,132)	—	(17)	(1,149)
Exercise of stock options and issuance of other stock awards	—	87	(94)	—	350	—	343
Common Stock repurchased	—	—	—	—	(2,601)	—	(2,601)
Cash dividends declared ($0.72 per share)	—	—	(1,116)	—	—	—	(1,116)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(27)	(27)
Balances at December 31, 2016	$—	$31,847	$21,125	$(11,118)	$(16,713)	$54	$25,195
Comprehensive earnings/(losses):
Net earnings	—	—	2,828	—	—	14	2,842
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	1,121	—	28	1,149
Exercise of stock options and issuance of other stock awards	—	68	(83)	—	360	—	345
Common Stock repurchased	—	—	—	—	(2,202)	—	(2,202)
Cash dividends declared ($0.82 per share)	—	—	(1,239)	—	—	—	(1,239)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(16)	(16)
Balances at December 31, 2017	$—	$31,915	$22,631	$(9,997)	$(18,555)	$80	$26,074
Comprehensive earnings/(losses):
Net earnings	—	—	3,381	—	—	14	3,395
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(633)	—	(2)	(635)
Exercise of stock options and issuance of other stock awards	—	46	(118)	—	364	—	292
Common Stock repurchased	—	—	—	—	(1,994)	—	(1,994)
Cash dividends declared ($0.96 per share)	—	—	(1,409)	—	—	—	(1,409)
Dividends paid on noncontrolling interest and other activities	—	—	6	—	—	(16)	(10)
Balances at December 31, 2018	$—	$31,961	$24,491	$(10,630)	$(20,185)	$76	$25,713
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions of U.S. dollars)

	2018	2017	2016
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$3,395	$2,842	$1,645
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	811	816	823
Stock-based compensation expense	128	137	140
U.S. tax reform transition tax (benefit)/tax	(38)	1,317	—
Deferred income tax provision/(benefit)	233	(1,228)	(156)
Asset impairments and accelerated depreciation	141	334	446
Loss on early extinguishment of debt	140	11	428
Net gain on divestitures	—	(186)	(9)
Gain on equity method investment transactions	(778)	(40)	(43)
Equity method investment net earnings	(548)	(344)	(262)
Distributions from equity method investments	180	152	75
Other non-cash items, net	381	(225)	(43)
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	257	(24)	31
Inventories, net	(204)	(18)	62
Accounts payable	236	5	409
Other current assets	(25)	14	(176)
Other current liabilities	(136)	(637)	60
Change in pension and postretirement assets and liabilities, net	(225)	(333)	(592)
Net cash provided by operating activities	3,948	2,593	2,838
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,095)	(1,014)	(1,224)
Acquisitions, net of cash received	(528)	—	(246)
Proceeds from divestitures, net of disbursements	1	604	303
Proceeds from sale of property, plant and equipment and other assets	398	109	138
Net cash used in investing activities	(1,224)	(301)	(1,029)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	3,981	1,808	1,540
Repayments of commercial paper, maturities greater than 90 days	(2,856)	(1,911)	(1,031)
Net issuances of other short-term borrowings	(1,413)	1,027	1,741
Long-term debt proceeds	2,948	350	5,640
Long-term debt repaid	(1,821)	(1,470)	(6,186)
Repurchase of Common Stock	(2,020)	(2,174)	(2,601)
Dividends paid	(1,359)	(1,198)	(1,094)
Other	211	207	129
Net cash used in financing activities	(2,329)	(3,361)	(1,862)
Effect of exchange rate changes on cash and cash equivalents	(56)	89	(76)
Cash and cash equivalents:
Increase/(decrease)	339	(980)	(129)
Balance at beginning of period	761	1,741	1,870
Balance at end of period	$1,100	$761	$1,741
Cash paid:
Interest	$491	$398	$630
Income taxes	$864	$848	$527
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Description of Business:
Mondelēz International, Inc. was incorporated in 2000 in the Commonwealth of Virginia. Mondelēz International, Inc., through its subsidiaries (collectively “Mondelēz International,” “we,” “us” and “our”), sells food and beverage products to consumers in over 150 countries.
Principles of Consolidation:
The consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries, except our Venezuelan subsidiaries which were deconsolidated in 2015. All intercompany transactions are eliminated. The noncontrolling interest represents the noncontrolling investors’ interests in the results of subsidiaries that we control and consolidate. We account for investments over which we exercise significant influence under the equity method of accounting. Investments over which we do not have significant influence or control are not material and are carried at cost as there is no readily determinable fair value for the equity interests. Under the cost method of accounting, earnings are recognized to the extent cash is received.
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

Our operations and management structure are organized into four operating segments:

•	Latin America

•	AMEA

•	Europe

•	North America
See Note 17, Segment Reporting, for additional information on our segments.
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

Argentina. During the second quarter of 2018, primarily based on published estimates which indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries and changed their functional currency from the Argentinean peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinean pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of December 31, 2018, our Argentinean operations had less than $1 million of Argentinean peso denominated net monetary liabilities. Our Argentinean operations contributed $469 million, or 1.8% of consolidated net revenues in 2018. During 2018 we recorded an $11 million remeasurement loss within selling, general and administrative expenses related to the devaluation of the Argentinean peso denominated net monetary assets from July 1, 2018 through December 31, 2018.

Brexit. In 2018, we generated 8.6% of our net revenues in the United Kingdom. We continue to monitor the U.K. planned exit from the European Union ("Brexit") and take protective measures in response to the potential impacts on our results of operations and financial condition. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. If the ultimate terms of the United Kingdom’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We are taking measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks.
Other Countries. Since we sell our products in over 150 countries and have operations in over 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have recently experienced periods of significant economic uncertainty and exchange rate volatility, including Brazil, China, Mexico, Russia, Ukraine, Turkey, Egypt, Nigeria, South Africa and Pakistan. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not anticipate that these countries are at risk of becoming highly inflationary economies.
Cash and Cash Equivalents:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.
Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have nonrecourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $819 million as of December 31, 2018, $843 million as of December 31, 2017 and $677 million as of December 31, 2016. The incremental costs of factoring receivables under this arrangement were $10 million or less in each of the years presented. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statements of cash flows.

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
Goodwill and Non-Amortizable Intangible Assets:
We test goodwill and non-amortizable intangible assets for impairment on an annual basis on July 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method that incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 7.3% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 10.3%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.
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

Revenue Recognition:
We predominantly sell food and beverage products across several product categories and in all regions as disclosed in Note 17, Segment Reporting. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery or shipment of the products. A small percentage of our net revenues relates to the licensing of our intellectual property, predominantly brand and trade names, and we record these revenues when earned within the period of the license term. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Any taxes collected on behalf of government authorities are excluded from net revenues.
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
Marketing, Advertising and Research and Development:
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. For interim reporting purposes, advertising and consumer promotion expenses are charged to operations as a percentage of volume, based on estimated sales volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheet and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $1,173 million in 2018, $1,248 million in 2017 and $1,396 million in 2016. We expense product research and development costs as incurred. Research and development expense was $362 million in 2018, $366 million in 2017 and $376 million in 2016. We record marketing and advertising as well as research and development expenses within selling, general and administrative expenses.
Stock-based Compensation:
Stock-based compensation awarded to employees and non-employee directors is valued at fair value on the grant date. We record stock-based compensation expense over the vesting period, generally three years. Forfeitures are estimated on the grant date for all of our stock-based compensation awards.
Employee Benefit Plans:
We provide a range of benefits to our current and retired employees. These include pension benefits, postretirement health care benefits and postemployment benefits depending upon jurisdiction, tenure, job level and other factors. Local statutory requirements govern many of the benefit plans we provide around the world. Local government plans generally cover health care benefits for retirees outside the United States, Canada and United Kingdom. As such, our U.S., Canadian and U.K. subsidiaries provide health care and other benefits to most retired employees. Our postemployment benefit plans provide primarily severance benefits for eligible salaried and certain hourly employees. The cost for these plans is recognized in earnings primarily over the working life of the covered employee.

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

We use a combination of primarily currency forward contracts, futures, options and swaps; commodity forward contracts, futures and options; and interest rate swaps to manage our exposure to cash flow variability, protect the value of our existing currency assets and liabilities and protect the value of our debt. See Note 9, Financial Instruments, for more information on the types of derivative instruments we use.
We record derivative financial instruments on a gross basis and at fair value in our consolidated balance sheets within other current assets or other current liabilities due to their relatively short-term duration. Cash flows from derivative instruments are classified in the consolidated statements of cash flows based on the nature of the derivative instrument. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive earnings/(losses) and reclassified to earnings when the hedged item affects earnings. Changes in fair value of economic hedges and the ineffective portion of all hedges are recognized in current period earnings. Changes in the fair value of a derivative that is designated as a fair value hedge, along with the changes in the fair value of the related hedged asset or liability, are recorded in earnings in the same period. We use non-U.S. dollar denominated debt to hedge a portion of our net investment in non-U.S. operations against adverse movements in exchange rates. Currency movements related to our non-U.S. debt and our net investments in non-U.S. operations, as well as the related deferred taxes, are recorded within currency translation adjustment in accumulated other comprehensive earnings/(losses).
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

Currency exchange derivatives. We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany current and forecasted transactions. These instruments may include currency exchange forward contracts, futures, options and swaps. Based on the size and location of our businesses, we use these instruments to hedge our exposure to certain currencies, including the euro, pound sterling, Swiss franc, Canadian dollar and Mexican peso. During the third quarter of 2016, we discontinued designating currency exchange derivatives for hedge accounting treatment. Any unrealized gains or losses (mark-to-market impacts) and realized gains or losses are recorded in earnings (see Note 9, Financial Instruments, for additional information).

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
Hedges of net investments in non-U.S. operations. We have numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. We use local currency denominated debt to hedge our non-U.S. net investments against adverse movements in exchange rates. We designated our euro, pound sterling, Swiss franc and Canadian dollar-denominated borrowings as a net investment hedge of a portion of our overall international operations. The gains and losses on our net investment in these designated international operations are economically offset by losses and gains on our euro, pound sterling, Swiss franc and Canadian dollar-denominated borrowings. The change in the debt’s value, net of deferred taxes, is recorded in the currency translation adjustment component of accumulated other comprehensive earnings/(losses).
Additionally, beginning in the first quarter of 2018, we entered into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The after-tax gain/(loss) on these net investment hedge contracts is recorded in the cumulative translation adjustment section of other comprehensive income and the pre-tax impacts of the cash flows from these contracts are reported as other investing activities in the consolidated statement of cash flows.
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

We monitor for changes in tax laws and reflect the impacts of tax law changes in the period of enactment. In response to the United States tax reform legislation enacted on December 22, 2017 (“U.S. tax reform”), the U.S. Securities and Exchange Commission (“SEC”) issued guidance that allowed us to record provisional amounts for the impacts of U.S. tax reform if the full accounting could not be completed before we filed our 2017 financial statements. For provisions of the tax law where we were unable to make a reasonable estimate of the impact, the guidance allowed us to continue to apply the historical tax provisions in computing our income tax liability and deferred tax assets and liabilities as of December 31, 2017. The guidance allowed us to finalize accounting for the U.S. tax reform changes within one year of the December 22, 2017 enactment date. We have finalized our accounting for the new provisions based on the guidance that has been issued and included the impacts in our 2018 consolidated financial statements. See Note 15, Income Taxes, for additional information on the impacts of U.S. tax reform.
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

In February 2018, the FASB issued an ASU that permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 enactment of U.S. tax reform legislation. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not expect to elect to reclassify these stranded tax effects from U.S. tax reform when we adopt this ASU in the first quarter of 2019. As such, this ASU is not expected to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued an ASU to better align hedge accounting with an entity's risk management activities and improve disclosures surrounding hedging. For cash flow and net investment hedges as of the adoption date, the ASU requires a modified retrospective transition approach. Presentation and disclosure requirements related to this ASU are required prospectively. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted this standard as of January 1, 2018 and there was no material impact to our consolidated financial statements upon adoption. Refer to Note 9, Financial Instruments, for additional information.

In June 2016, the FASB issued an ASU on the measurement of credit losses on financial instruments. This ASU requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. We are currently assessing the guidance. This ASU is not expected to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued an ASU on lease accounting to increase transparency and comparability among organizations by requiring the recognition of Right of Use ("ROU") assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the statement of earnings, lessees will classify leases as either operating (resulting in straight-line expense) or financing (resulting in a front-loaded expense pattern). In July 2018, the FASB issued an ASU which allows for an alternative transition approach, which will not require adjustments to comparative prior-period amounts. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the new standard on January 1, 2019. We elected to apply the package of practical expedients, including not reassessing whether expired or existing contracts contained leases, the classification of those leases and not reassessing initial direct costs for any existing leases. We elected not to separate non-lease components from lease components and to account for both as a single lease component by class of the underlying asset. The most significant impact from adopting the standard is the initial recognition of operating lease ROU assets and lease liabilities on our balance sheet, while our accounting for finance leases (i.e. capital leases) remains substantially unchanged. We continue to finalize our implementation efforts and currently estimate recording during the first quarter of 2019 an amount between approximately $650 to $800 million for long-term operating lease ROU assets and from approximately $650 to $800 million for operating lease liabilities, of which approximately $240 to $290 million will be recorded in other current liabilities and $410 to $510 million will be recorded in long-term operating lease liabilities. The transition method we elected for adoption of the standard requires us to make a cumulative effect adjustment as of January 1, 2019 and we do not believe that this amount will be material.
In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of control over promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In 2016 and 2017, the FASB issued several ASUs that clarified principal versus agent (gross versus net) revenue presentation considerations, confirmed the accounting for certain prepaid stored-value products and clarified the guidance for identifying performance obligations within a contract, the accounting for licenses and partial sales of nonfinancial assets. The FASB also issued two ASUs providing technical corrections, narrow scope exceptions and practical expedients to clarify and improve the implementation of the new revenue recognition guidance. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017. We adopted the new standard on January 1, 2018 on a full retrospective basis. There was no material financial impact from adopting the new revenue standards in any of the historical periods presented. Also refer to the Revenue Recognition section above and Note 17, Segment Reporting, for disaggregated revenue information.

Reclassifications:
Certain amounts previously reported have been reclassified to conform to current-year presentation. During the third quarter of 2018, in connection with the Keurig Dr Pepper Inc. transaction, we changed our accounting principle to reflect our share of Keurig Green Mountain Inc.’s historical results and Keurig Dr Pepper Inc.'s ongoing results on a one-quarter lag basis while we continue to record cash receipts, such as dividends, when cash was received. This change was applied retrospectively to all periods presented. Refer to Note 6, Equity Method Investments, for more information. Additionally, on January 1, 2018, we adopted an ASU that changed the presentation of net periodic pension and postretirement costs on the consolidated statements of earnings. As a result of this adoption, we disaggregated the components of our net periodic pension and postretirement benefit costs and moved components other than service costs to a new line item, benefit plan non-service income, located below operating income. Prior-period cost of sales, selling, general and administrative expenses and asset impairment and exit costs as well as segment operating income results were updated to reflect the reclassification. All components of net periodic pension and postretirement benefit costs are summarized in Note 10, Benefit Plans.

Note 2. Divestitures and Acquisitions

On June 7, 2018, we acquired a U.S. premium biscuit company, Tate’s Bake Shop, within our North America segment for $528 million cash paid, net of cash received, and extended our premium biscuit offerings. We expect to finalize the purchase price paid and related purchase price allocation once working capital and other adjustments are finalized. We accounted for the transaction as a business combination. As of December 31, 2018, we recorded a preliminary purchase price allocation of $45 million to definite-lived intangible assets, $205 million to indefinite-lived intangible assets, $298 million to goodwill, $16 million to property, plant and equipment, $5 million to inventory, $9 million to accounts receivable, $6 million to current liabilities and $44 million to deferred tax liabilities. The acquisition added incremental net revenues of $52 million and incremental operating income of $7 million in 2018. We also recorded $13 million of acquisition-related costs in 2018.

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

During the year ended December 31, 2016, we also completed the following sale transactions:

•
On December 31, 2016, we completed the sale of a chocolate factory in Belgium. In connection with this transaction, we recorded a pre-tax loss of €65 million ($68 million as of December 31, 2016), within asset impairment and exit costs in our Europe segment. The loss includes a fixed asset impairment charge of €30 million ($31 million as of December 31, 2016), a loss on disposal of €22 million (23 million as of December 31, 2016) and incremental expenses we incurred and accrued of €13 million ($14 million as of December 31, 2016) related to selling the factory.

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

•
On May 2, 2016, we completed the sale of certain local biscuit brands in Finland. The sales price was €14 million ($16 million as of May 2, 2016) and we recorded a pre-tax gain of $6 million ($5 million after tax) within selling, general and administrative expenses of our Europe segment in the year ended December 31, 2016. We divested $8 million of indefinite-lived intangible assets and less than $1 million of other assets. We received cash proceeds of €12 million ($14 million as of May 2, 2016) upon closing and another €2 million ($2 million as of October 31, 2016) of consideration following the completion of post-closing requirements. The additional $2 million of consideration increased the pre-tax gain to $8 million ($6 million after tax) through December 31, 2016.

On November 2, 2016, we purchased from Burton’s Biscuit Company certain intangibles, which included the license to manufacture, market and sell Cadbury-branded biscuits in additional key markets around the world, including in the United Kingdom, France, Ireland, North America and Saudi Arabia. The transaction was accounted for as a business combination. Total cash paid for the acquired assets was €199 million ($245 million as of November 2, 2016). During the third quarter of 2017, we completed the valuation work and finalized the purchase price allocation of $66 million to definite-lived intangible assets, $173 million to goodwill, $2 million to property, plant and equipment and $4 million to inventory, reflecting a November 2, 2016 exchange rate. The acquisition added incremental net revenues of $59 million in 2017 and $16 million in 2016 and added incremental operating income of $8 million in 2017 and $1 million in 2016.

During the third quarter of 2016, we completed the acquisition of a Vietnamese biscuit operation within our AMEA segment. On July 15, 2015, we acquired an 80% interest in the biscuit operation and on August 22, 2016, we acquired the remaining 20% interest. Total cash paid for the biscuit operation, intellectual property, non-compete and consulting agreements less purchase price adjustments was 12,404 billion Vietnamese dong ($569 million using applicable exchange rates on July 15, 2015, November 27, 2015 and August 22, 2016). On August 22, 2016, in connection with acquiring the remaining 20% interest in the biscuit operation, escrowed funds of $70 million were released and we retained an agreed $20 million related to two outstanding acquisition-related matters. We subsequently released $5 million in 2016 and $9 million in 2017 to the sellers and expect to pay $4 million within five years as remaining indemnified obligations are resolved. On August 22, 2016, we also made a final payment of 759 billion Vietnamese dong ($35 million as of August 22, 2016) for the non-compete and consulting agreements. The non-compete and consulting agreements were recorded as prepaid contracts within other current and non-current assets and will be amortized into net earnings over the term of the agreements. During the third quarter of 2016, we also finalized the valuation and purchase price allocation of the acquired net assets of the business, which included $10 million of inventory, $49 million of property, plant and equipment, $86 million of intangible assets, $385 million of goodwill and $31 million of other net liabilities. In periods following the initial July 15, 2015 first closing date, the allocation of the net asset fair values had an immaterial impact on our operating results. The acquisition added incremental net revenues of $71 million in 2016 and added incremental operating income of $5 million in 2016. Within selling, general and administrative expenses, we recorded integration costs of $7 million in 2016. We also recorded acquisition integration costs of $4 million in 2018 and $3 million in 2017.

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

Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2018	2017
	(in millions)
Raw materials	$726	$711
Finished product	1,987	1,975
	2,713	2,686
Inventory reserves	(121)	(129)
Inventories, net	$2,592	$2,557

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2018	2017
	(in millions)
Land and land improvements	$424	$458
Buildings and building improvements	2,984	2,979
Machinery and equipment	10,943	11,195
Construction in progress	894	1,048
	15,245	15,680
Accumulated depreciation	(6,763)	(7,003)
Property, plant and equipment, net	$8,482	$8,677

Capital expenditures as presented on the statement of cash flow were $1.1 billion, $1.0 billion and $1.2 billion for the years ending December 31, 2018, 2017 and 2016 and excluded $331 million, $357 million and $343 million for accrued capital expenditures not yet paid.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) of $59 million in 2018, $206 million in 2017 and $301 million in 2016 (see Note 7, Restructuring Program). These charges related to property, plant and equipment were recorded in the consolidated statements of earnings within asset impairment and exit costs and in the segment results as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Latin America	$25	$36	$22
AMEA	5	81	44
Europe	15	58	122
North America	13	30	111
Corporate	1	1	2
Non-cash property, plant and equipment write-downs	$59	$206	$301

Note 5. Goodwill and Intangible Assets

Goodwill by operating segment was:

	As of December 31,
	2018	2017
	(in millions)
Latin America	$823	$901
AMEA	3,210	3,371
Europe	7,519	7,880
North America	9,173	8,933
Goodwill	$20,725	$21,085

Intangible assets consisted of the following:

	As of December 31,
	2018	2017
	(in millions)
Non-amortizable intangible assets	$17,201	$17,671
Amortizable intangible assets	2,328	2,386
	19,529	20,057
Accumulated amortization	(1,527)	(1,418)
Intangible assets, net	$18,002	$18,639

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

Amortization expense for intangible assets was $176 million in 2018, $178 million in 2017 and $176 million in 2016. For the next five years, we estimate annual amortization expense of approximately $170 million for the next two years and approximately $85 million in years three to five, reflecting December 31, 2018 exchange rates.

Changes in goodwill and intangible assets consisted of:

	2018		2017
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1	$21,085	$20,057	$20,276	$19,319
Changes due to:
Currency	(658)	(710)	909	954
Divestitures	—	—	(114)	(100)
Acquisitions	298	250	15	(7)
Asset impairments	—	(68)	—	(109)
Other	—	—	(1)	—
Balance at December 31	$20,725	$19,529	$21,085	$20,057

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

•
Acquisitions – In connection with the acquisition of Tate's Bake Shop in the second quarter of 2018, we recorded a preliminary purchase price allocation of $298 million to goodwill and $250 million to intangible assets. During 2017, we recorded a $15 million adjustment to goodwill and a $7 million adjustment to indefinite lived assets in connection with finalizing the valuation and purchase price allocation for the Burton’s Biscuit Company purchase completed in the fourth quarter of 2016. See Note 2, Divestitures and Acquisitions, for additional information.

•	Asset impairments – As further discussed below, we recorded $68 million of intangible asset impairments in 2018 and $109 million in 2017.

In 2018, 2017 and 2016, there were no goodwill impairments and each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.
During our 2018 annual testing of non-amortizable intangible assets, we recorded $68 million of impairment charges in the third quarter related to five trademarks. We recorded charges related to gum, chocolate, biscuits and candy trademarks of $45 million in Europe, $14 million in North America and $9 million in AMEA. We also identified seven brands, including the five impaired trademarks, with $538 million of aggregate book value as of December 31, 2018 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to continue to not be impaired, but if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2017, we recorded $109 million of impairment charges, of which $70 million related to annual testing impairment charges for candy and gum trademarks of $52 million in AMEA, $11 million in Europe, $5 million in Latin America and $2 million in North America. During 2017, we also recorded a $38 million intangible asset impairment charge resulting from a category decline and lower than expected product growth related to a gum trademark in our North America segment and a $1 million intangible asset impairment charge related to a transaction. In 2016, we recorded $137 million of impairment charges, of which $98 million related to annual testing impairment charges related to biscuits, candy and gum trademarks of $41 million in AMEA, $32 million in North America, $22 million in Europe, and $3 million in Latin America. During 2016, we also recorded $20 million of impairments related to the planned sale of a confectionery business in France and we also recorded $19 million of charges in our Europe, North America and AMEA segments resulting from the discontinuation of four biscuit products and one candy product.

Note 6. Equity Method Investments
Our investments accounted for under the equity method of accounting totaled $7,123 million as of December 31, 2018 and $6,193 million as of December 31, 2017. In both years, our largest equity method investments were in Jacobs Douwe Egberts (“JDE”) and Keurig Green Mountain, Inc. ("Keurig") prior to July 9, 2018 and Keurig Dr Pepper Inc. (NYSE: "KDP”) subsequent to July 9, 2018.
JDE:
On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, JDE. Through March 7, 2016, we held a 43.5% interest in JDE. Following the March 7, 2016 exchange of a portion of our investment in JDE for an interest in Keurig, we held a 26.5% equity interest in JDE. (See Keurig below.) The remaining 73.5% equity interest in JDE was held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). As of December 31, 2018, we held a 26.5% voting interest, a 26.4% ownership interest and a 26.3% profit and dividend sharing interest in JDE. We recorded JDE equity earnings of $230 million (which includes a deferred tax benefit from a Dutch tax rate reduction) in 2018, $129 million in 2017 and $100 million in 2016. We also recorded $73 million of cash dividends received in 2018 and $49 million of cash dividends received in 2017.

On June 30, 2016, we entered into agreements with AHBV and its affiliates to establish a new stock-based compensation arrangement tied to the issuance of JDE equity compensation awards to JDE employees. This arrangement replaced a temporary equity compensation program tied to the issuance of AHBV equity compensation to JDE employees. New Class C, D and E JDE shares were authorized and issued for investments made by, and vested stock-based compensation awards granted to, JDE employees. Under these arrangements, share ownership dilution from the JDE Class C, D and E shareholders was limited to 2%.

On July 5, 2016, we received an expected cash payment of $275 million from JDE to settle an outstanding receivable related to tax formation costs related to the formation of JDE.

On July 19, 2016, the Supreme Court of Spain reached a final resolution on a challenged JDE tax position held by a predecessor DEMB company that resulted in an unfavorable tax expense of €114 million. As a result, our share of JDE’s equity earnings during the third quarter of 2016 was negatively affected by €30 million ($34 million).

Keurig:
On March 3, 2016, a subsidiary of AHBV completed a $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.70 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on the equity method investment exchange in March 2016. Immediately following the exchange, our ownership interest in JDE was 26.5% and our interest in Keurig was 24.2%.

Our initial $2.0 billion investment in Keurig included a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which were reported on a combined basis within equity method investments prior to the Keurig Dr. Pepper transaction described below. The shareholder loan had a 5.5% interest rate and was payable at the end of a seven-year term on February 27, 2023.

Within equity method investment net earnings, we recorded shareholder loan interest income of $12 million in 2018, $24 million in 2017 and $20 million in 2016. We received shareholder loan interest payments of $12 million in 2018, $30 million in 2017 and $14 million in 2016 and dividends of $34 million in 2018, $14 million in 2017 and $4 million in 2016.

Keurig Dr Pepper:
On July 9, 2018, Keurig closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed KDP, a publicly traded company. Following the close of the transaction, our 24.2% investment in Keurig together with our shareholder loan receivable became a 13.8% investment in KDP. During the third quarter of 2018, we recorded a preliminary pre-tax gain of $757 million reported as a gain on equity method transaction and $184 million of deferred tax expense reported in the provision for income taxes (or $573 million after-tax gain) related to the change in our ownership interest while KDP finalized the valuation for the transaction. During our fourth quarter of 2018, KDP finalized its opening balance sheet and we increased our pre-tax gain by $21 million (or $13 million after-tax) to $778 million (or $586 million after-tax) while recording $8 million of deferred tax expense related to the increase for a total deferred tax expense of $192 million for 2018.

We hold two director positions on the KDP board as well as additional governance rights. As we continue to have significant influence, we continue to account for our investment in KDP under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows.

In connection with this transaction, we changed our accounting principle during the third quarter of 2018 to reflect our share of Keurig's historical and KDP's ongoing earnings on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of KDP’s ongoing results once KDP has publicly reported its results. This change in accounting principle was applied retrospectively to all periods. While our operating income did not change, equity method investment net earnings, net earnings and earnings per share have been adjusted to reflect the lag across all reported periods.

The following tables show the primary line items on the consolidated statements of earnings and comprehensive earnings and the consolidated balance sheet that changed as a result of the lag. The consolidated statements of cash flow and equity were also updated to reflect these changes.

	For the Years Ended
	December 31, 2017		December 31, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
	(in millions, except per share data)
Statements of Earnings
Provision for income taxes	$(688)	$(666)	$(129)	$(114)
Equity method investment net earnings	460	344	301	262
Net earnings	2,936	2,842	1,669	1,645
Net earnings attributable to Mondelēz International	2,922	2,828	1,659	1,635
Earnings per share attributable to Mondelēz International:
Basic EPS	$1.93	$1.87	$1.07	$1.05
Diluted EPS	$1.91	$1.85	$1.05	$1.04

Statements of Other Comprehensive Earnings
Currency translation adjustment	$1,201	$1,198	$(925)	$(921)
Total other comprehensive earnings/(losses)	1,152	1,149	(1,153)	(1,149)
Comprehensive earnings attributable to Mondelēz International	4,046	3,949	523	503

	As of December 31, 2017
	As Reported	As Adjusted
	(in millions)
Balance Sheet
Equity method investments	$6,345	$6,193
Deferred income taxes	3,376	3,341
Retained earnings	22,749	22,631
Accumulated other comprehensive losses	(9,998)	(9,997)
Total Mondelēz International shareholders' equity	26,111	25,994
Total equity	26,191	26,074

As of December 31, 2018, we held a 13.8% ownership interest in KDP. Our ownership interest in KDP may change over time due to stock-based compensation arrangements and other transactions by KDP. As of December 31, 2018, the fair value of our ownership interest in KDP was approximately $4.9 billion based on KDP's closing stock price.

Keurig and KDP equity earnings, as adjusted for the one-quarter lag basis, totaled $213 million in 2018 (which includes a deferred tax benefit Keurig recorded as a result of U.S. tax reform), $92 million in 2017 and $38 million in 2016.

Other Equity Method Investment transactions:
On October 2, 2017, we completed the sale of one of our equity method investments and received cash proceeds of $65 million. We recorded a pre-tax gain of $40 million within the gain on equity method investment transactions and $15 million of tax expense.

Summary Financial Information for Equity Method Investments:
Summarized financial information related to our equity method investments is reflected below. The tables below reflect the adjustments noted above for the Keurig and KDP one-quarter lag.

		As of December 31,
		2018	2017
		(in millions)
Current assets		$5,695	$5,033
Noncurrent assets		69,445	38,320
Total assets		$75,140	$43,353
Current liabilities		$9,434	$5,709
Noncurrent liabilities		29,296	16,510
Total liabilities		$38,730	$22,219
Equity attributable to shareowners of investees		$36,365	$21,064
Equity attributable to noncontrolling interests		46	71
Total net equity of investees		$36,411	$21,135
Mondelēz International ownership interests		13-50%	24-50%
Mondelēz International share of investee net equity (1)		$7,123	$5,753
Keurig shareholder loan		—	440
Equity method investments		$7,123	$6,193

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Net revenues	$14,185	$12,824	$9,709
Gross profit	6,076	4,913	3,748
Income from continuing operations	1,980	1,118	680
Net income	1,980	1,118	680
Net income attributable to investees	$1,970	$1,115	$679
Mondelēz International ownership interests	13-50%	24-50%	24-50%
Mondelēz International share of investee net income	$536	$320	$242
Keurig shareholder loan interest income	12	24	20
Equity method investment net earnings	$548	$344	$262

(1)
Includes a basis difference of approximately $340 million as of December 31, 2018 and $360 million as of December 31, 2017 between the U.S. GAAP accounting basis for our equity method investments and the U.S. GAAP accounting basis of our investees’ equity.

Note 7. Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion 2014-2018 restructuring program and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a $600 million reallocation between restructuring program cash costs and capital expenditures so the $5.7 billion program consisted of approximately $4.1 billion of restructuring program costs ($3.1 billion cash costs and $1.0 billion non-cash costs) and up to $1.6 billion of capital expenditures. On September 6, 2018, our Board of Directors approved an extension of the restructuring program through 2022, an increase of $1.3 billion in the program charges and an increase of $700 million in capital expenditures. The total $7.7 billion program now consists of $5.4 billion of program charges ($4.1 billion of cash costs and $1.3 billion of non-cash costs) and total capital expenditures of $2.3 billion to be incurred over the life of the program. The restructuring program, as increased and extended by these actions, is now called the Simplify to Grow Program.

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $3.9 billion related to the Simplify to Grow Program. We expect to incur the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the years ended December 31, 2018 and 2017 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability Balance, January 1, 2017	$464	$—	$464
Charges	323	212	535
Cash spent	(347)	—	(347)
Non-cash settlements/adjustments	(3)	(212)	(215)
Currency	27	—	27
Liability Balance, December 31, 2017	$464	$—	$464
Charges	253	63	316
Cash spent	(310)	—	(310)
Non-cash settlements/adjustments	(4)	(63)	(67)
Currency	(30)	—	(30)
Liability Balance, December 31, 2018	$373	$—	$373

We recorded restructuring charges of $316 million in 2018, $535 million in 2017 and $714 million in 2016 within asset impairment and exit costs. We spent $310 million in 2018 and $347 million in 2017 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 10, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $67 million in 2018 and $215 million in 2017. At December 31, 2018, $307 million of our net restructuring liability was recorded within other current liabilities and $66 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $315 million in 2018, $257 million in 2017 and $372 million in 2016. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:
During 2018, 2017 and 2016, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America (1)	Corporate (2)	Total
	(in millions)
For the Year Ended December 31, 2018
Restructuring Costs	$63	$69	$132	$32	$20	$316
Implementation Costs	67	39	73	79	57	315
Total	$130	$108	$205	$111	$77	$631
For the Year Ended December 31, 2017
Restructuring Costs	$93	$140	$195	$84	$23	$535
Implementation Costs	43	43	68	58	45	257
Total	$136	$183	$263	$142	$68	$792
For the Year Ended December 31, 2016
Restructuring Costs	$111	$96	$310	$173	$24	$714
Implementation Costs	54	48	88	121	61	372
Total	$165	$144	$398	$294	$85	$1,086
Total Project (3)
Restructuring Costs	$493	$517	$971	$453	$116	$2,550
Implementation Costs	219	168	345	332	278	1,342
Total	$712	$685	$1,316	$785	$394	$3,892

(1)
During 2016-2018, our North America region implementation costs included incremental costs that we incurred related to renegotiating collective bargaining agreements that expired in February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.

(2)
During the first quarter of 2018, in connection with adopting a new pension cost classification accounting standard, we reclassified certain of our benefit plan component costs other than service costs out of operating income into a new line, benefit plan non-service income, on our consolidated statements of earnings. As such, we have recast our historical operating income, segment operating income and restructuring and implementation costs by segment to reflect this reclassification, which had no impact to earnings before income taxes or net earnings. The benefit plan non-service income amounts no longer recorded in segment operating income are included within the Corporate column in the table above. The Corporate column also includes minor adjustments for rounding.

(3)	Includes all charges recorded since program inception on May 6, 2014 through December 31, 2018.

Note 8. Debt and Borrowing Arrangements
Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2018		2017
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$3,054	2.9%	$3,410	1.7%
Bank loans	138	10.5%	107	11.5%
Total short-term borrowings	$3,192		$3,517

As of December 31, 2018, commercial paper issued and outstanding had between 2 and 109 days remaining to maturity. Commercial paper borrowings decreased since the 2017 year-end primarily as a result of higher operating cash flows and long-term debt issuances net of repayments, partially offset by increased commercial paper borrowings for share repurchases and shareholder dividends.

Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs. Collectively, these credit lines amounted to $1.7 billion at December 31, 2018 and $2.0 billion at December 31, 2017. Borrowings on these lines were $138 million at December 31, 2018 and $107 million at December 31, 2017.

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

On February 28, 2018, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 27, 2019. The agreement replaces our previous credit agreement that matured on February 28, 2018 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of December 31, 2018, no amounts were drawn on the facility.

We also maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. On October 14, 2016, the revolving credit agreement, which was scheduled to expire on October 11, 2018, was extended through October 11, 2021. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses) and the cumulative effects of any changes in accounting principles. At December 31, 2018, we complied with this covenant as our shareholders’ equity, as defined by the covenant, was $36.3 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of December 31, 2018, no amounts were drawn on the facility.

Long-Term Debt:
Our long-term debt consisted of (interest rates are as of December 31, 2018):

	As of December 31,
	2018	2017
	(in millions)
U.S. dollar notes, 1.625% to 7.000% (weighted-average effective rate 3.412%), due through 2040	$9,492	$8,327
Euro notes, 1.000% to 2.375% (weighted-average effective rate 1.934%), due through 2035	3,492	3,653
Pound sterling notes, 3.875% to 4.500% (weighted-average effective rate 4.151%), due through 2045	333	456
Swiss franc notes, 0.050% to 1.125% (weighted-average effective rate 0.703%), due through 2025	1,424	1,694
Canadian dollar notes, 3.250% (effective rate 3.320%), due through 2025	437	—
Capital leases and other obligations	2	5
Total	15,180	14,135
Less current portion of long-term debt	(2,648)	(1,163)
Long-term debt	$12,532	$12,972

Deferred debt issuance costs of $32 million as of December 31, 2018 and $33 million as of December 31, 2017 are netted against the related debt in the table above. Deferred financing costs related to our revolving credit facility are classified in long-term other assets and were immaterial for all periods presented.

As of December 31, 2018, aggregate maturities of our debt and capital leases based on stated contractual maturities, excluding unamortized non-cash bond premiums, discounts, bank fees and mark-to-market adjustments of $(70) million, were (in millions):

2019	2020	2021	2022	2023	Thereafter	Total
$2,648	$1,544	$3,334	$726	$1,822	$5,176	$15,250

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
We financed the repurchase of the notes, including the payment of accrued interest and other costs incurred, from the $2.0 billion revolving credit agreement entered into on April 2, 2018. We recorded a loss on debt extinguishment of $140 million within interest and other expense, net related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts, deferred financing and other cash costs in earnings at the time of the debt extinguishment. Cash costs related to tendering the debt are included in long-term debt repayments in the consolidated statement of cash flows for the twelve months ended December 31, 2018.

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

On January 26, 2018, fr.250 million (or $260 million) of our 0.080% Swiss franc notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.
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

On March 13, 2017, we launched an offering of fr.349 million of Swiss franc-denominated notes, or $349 million in U.S. dollars as of March 31, 2017, consisting of:

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

Our weighted-average interest rate on our total debt was 2.3% as of December 31, 2018, 2.1% as of December 31, 2017 and 2.2% as of December 31, 2016.

Fair Value of Our Debt:
The fair value of our short-term borrowings at December 31, 2018 and December 31, 2017 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At December 31, 2018, the aggregate fair value of our total debt was $18,650 million and its carrying value was $18,372 million. At December 31, 2017, the aggregate fair value of our total debt was $18,354 million and its carrying value was $17,652 million.

Interest and Other Expense, net:
Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Interest expense, debt	$462	$396	$515
Loss on debt extinguishment and related expenses	140	11	427
(Gain)/loss related to interest rate swaps	(10)	—	97
Other (income)/expense, net	(72)	(25)	76
Interest and other expense, net	$520	$382	$1,115

See Note 9, Financial Instruments, for information on the gain/loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during 2018 and 2016 and for information on the $120 million of other income recorded in 2018 relating to our new net investment hedges and amounts excluded from hedge effectiveness. See Note 13, Commitments and Contingencies, for information on the $59 million of other income recorded in 2017 in connection with the resolution of a Brazilian indirect tax matter and the reversal of related accrued interest.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2018		2017
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$17	$355	$15	$509
Net investment hedge derivative contracts (1)	337	28	—	—
	$354	$383	$15	$509
Derivatives not designated as accounting hedges:
Currency exchange contracts	$72	$37	$65	$76
Commodity contracts	191	210	84	229
Interest rate contracts	—	—	15	11
	$263	$247	$164	$316
Total fair value	$617	$630	$179	$825

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

Derivatives designated as accounting hedges have included cash flow, fair value and net investment hedge derivative contracts. Our economic hedges are derivatives not designated as accounting hedges. We record derivative assets and liabilities on a gross basis on our consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of December 31, 2018
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$35	$—	$35	$—
Commodity contracts	(19)	(1)	(18)	—
Interest rate contracts	(338)	—	(338)	—
Net investment hedge contracts	309	—	309	—
Total derivatives	$(13)	$(1)	$(12)	$—

	As of December 31, 2017
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$(11)	$—	$(11)	$—
Commodity contracts	(145)	(138)	(7)	—
Interest rate contracts	(490)	—	(490)	—
Total derivatives	$(646)	$(138)	$(508)	$—

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

Derivative Volume:
The net notional values of our derivative instruments were:

	Notional Amount
	As of December 31,
	2018	2017
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,239	$7,089
Forecasted transactions	2,396	2,213
Commodity contracts	393	1,204
Interest rate contracts	8,679	6,532
Net investment hedges:
Net investment hedge derivative contracts	6,678	—
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,514	3,679
British pound sterling notes	336	459
Swiss franc notes	1,424	1,694
Canadian dollar notes	440	—

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Accumulated (loss)/gain at beginning of period	$(113)	$(121)	$(45)
Transfer of realized (gains)/losses in fair value to earnings	(9)	27	53
Unrealized gain/(loss) in fair value	(45)	(19)	(129)
Accumulated (loss)/gain at end of period	$(167)	$(113)	$(121)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$(3)	$(1)
Commodity contracts	—	(24)	(4)
Interest rate contracts	9	—	(48)
Total	$9	$(27)	$(53)

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$(38)	$8
Commodity contracts	—	7	(34)
Interest rate contracts	(45)	12	(103)
Total	$(45)	$(19)	$(129)

Cash flow hedge ineffectiveness was not material for all periods presented.

We recognized a gain of $10 million in 2018 in interest and other expense, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed. We also recorded pre-tax losses of $97 million within interest and other expense, net in the first quarter of 2016 related to amounts excluded from effectiveness testing. These amounts relate to interest rate swaps no longer designated as cash flow hedges due to changes in financing plans. Due to lower overall costs and our decision to hedge a greater portion of our net investments in operations that use currencies other than the U.S. dollar as their functional currencies, we changed our plans to issue U.S. dollar-denominated debt and instead issued euro and Swiss franc-denominated notes in 2016. Amounts excluded from effectiveness testing were not material for all other periods presented.

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

Based on current market conditions, we would expect to transfer unrealized losses of $106 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of December 31, 2018, our longest dated cash flow hedges are interest rate swaps that hedge forecasted interest rate payments over the next 4 years and 10 months.

Fair Value Hedges:
Pre-tax gains/(losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Borrowings	$1	$4	$6
Derivatives	(1)	(4)	(6)
Total	$—	$—	$—

The carrying amount of our hedged fixed interest rate debt at December 31, 2017 was $801 million and was recorded in the current portion of long-term debt until this debt matured during the third quarter of 2018.

	As of December 31,
	2018	2017
	(in millions)
Notional value of borrowings (and related derivatives)	$—	$(801)
Cumulative fair value hedging adjustments	—	—
Carrying amount of borrowings	$—	$(801)

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Hedges of Net Investments in International Operations:

Net investment hedge derivative contracts:
Beginning in the first quarter of 2018, we entered into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of December 31, 2018 was $6.7 billion. The after-tax unrealized gain/(loss) on these net investment hedge contracts was recorded in the cumulative translation adjustment section of other comprehensive income and was $207 million in 2018. In addition, the after-tax realized gain on net investment hedge contracts settled in 2018 was recorded in the cumulative translation adjustment section of other comprehensive income and was $191 million. There were no after-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings in 2018. During the fourth quarter of 2018, we replaced six cross-currency swaps with new derivative contracts and received $127 million in cash. Also, during 2018, eight currency forward contracts matured and we received $152 million in cash upon the settlement. The cash received was recorded within other investing activities on the consolidated statement of cash flows. We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings. Amounts excluded from the assessment of hedge effectiveness were $120 million in 2018 and were recorded as income in interest and other expense, net. The cash flows from these contracts are reported as other investing activities in the consolidated statement of cash flows.

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Euro notes	$126	$(323)	$73
British pound sterling notes	19	(26)	148
Swiss franc notes	7	(49)	12
Canadian notes	17	—	—

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,			Recognized in Earnings
	2018	2017	2016
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$98	$13	$21	Interest and other expense, net
Forecasted transactions	103	(37)	(76)	Cost of sales
Forecasted transactions	(4)	(2)	11	Interest and other expense, net
Forecasted transactions	(3)	3	7	Selling, general and administrative expenses
Commodity contracts	40	(218)	(101)	Cost of sales
Total	$234	$(241)	$(138)

Note 10. Benefit Plans

Pension Plans
Obligations and Funded Status:
The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
	(in millions)
Projected benefit obligation at January 1	$1,762	$1,614	$10,852	$9,814
Service cost	43	46	146	156
Interest cost	61	62	199	199
Benefits paid	(29)	(32)	(462)	(471)
Settlements paid	(118)	(111)	(2)	—
Actuarial (gains)/losses	(208)	179	(640)	180
Divestiture	—	—	—	(14)
Currency	—	—	(528)	976
Other	—	4	13	12
Projected benefit obligation at December 31	1,511	1,762	9,578	10,852
Fair value of plan assets at January 1	1,717	1,620	9,327	7,926
Actual return on plan assets	(99)	217	(243)	592
Contributions	39	23	323	482
Benefits paid	(29)	(32)	(462)	(471)
Settlements paid	(118)	(111)	(2)	—
Divestiture	—	—	—	—
Currency	—	—	(478)	798
Fair value of plan assets at December 31	1,510	1,717	8,465	9,327
Net pension (liabilities)/assets at December 31	$(1)	$(45)	$(1,113)	$(1,525)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $1,488 million at December 31, 2018 and $1,715 million at December 31, 2017 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $9,374 million at December 31, 2018 and $10,610 million at December 31, 2017.

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

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $1,114 million at December 31, 2018 and $1,570 million at December 31, 2017. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2018	2017
	(in millions)
Prepaid pension assets	$132	$158
Other current liabilities	(25)	(59)
Accrued pension costs	(1,221)	(1,669)
	$(1,114)	$(1,570)

Certain of our U.S. and non-U.S. plans are underfunded with an accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(in millions)
Projected benefit obligation	$52	$94	$3,343	$9,345
Accumulated benefit obligation	50	90	3,194	9,138
Fair value of plan assets	2	2	2,169	7,709

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(in millions)
Discount rate	4.40%	3.68%	2.45%	2.20%
Expected rate of return on plan assets	5.75%	5.50%	4.80%	4.90%
Rate of compensation increase	4.00%	4.00%	3.31%	3.31%

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

For the periods presented, we measure service and interest costs by applying the specific spot rates along a yield curve used to measure plan obligations to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve.

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016
	(in millions)
Service cost	$43	$46	$57	$146	$156	$147
Interest cost	61	62	61	199	199	229
Expected return on plan assets	(88)	(101)	(97)	(448)	(434)	(418)
Amortization:
Net loss from experience differences	32	37	42	163	167	120
Prior service cost/(benefit)	2	2	2	(2)	(3)	(3)
Settlement losses and other expenses (1)	35	35	30	5	6	6
Net periodic pension cost	$85	$81	$95	$63	$91	$81

(1)
Settlement losses include $5 million for the year ended December 31, 2018, $11 million for the year ended December 31, 2017 and $15 million for the year ended December 31, 2016 of pension settlement losses for employees who elected lump-

sum payments in connection with our Simplify to Grow Program. Retired employees who elected lump-sum payments resulted in net settlement losses of $31 million for our U.S. plans and $4 million for our non-U.S. plans in 2018, $21 million for our U.S. plans and $6 million for our non-U.S. plans in 2017 and $15 million for our U.S. plans and $6 million for our non-U.S. plans in 2016. See Note 7, Restructuring Program, for more information.

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

As of December 31, 2018, for the combined U.S. and non-U.S. pension plans, we expected to amortize from accumulated other comprehensive earnings/(losses) into net periodic pension cost during 2019:

•	an estimated $168 million of net loss from experience differences; and

•	an estimated $6 million of prior service credit.

We used the following weighted-average assumptions to determine our net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.68%	4.19%	4.50%	2.20%	2.31%	3.11%
Expected rate of return on plan assets	5.50%	6.25%	6.75%	4.90%	5.14%	5.87%
Rate of compensation increase	4.00%	4.00%	4.00%	3.31%	3.29%	3.18%

Plan Assets:
The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2018
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$2	$2	$—	$—
Non-U.S. equity securities	5	5	—	—
Pooled funds - equity securities	1,951	743	1,208	—
Total equity securities	1,958	750	1,208	—
Government bonds	3,156	62	3,094	—
Pooled funds - fixed-income securities	573	429	144	—
Corporate bonds and other fixed-income securities	2,050	87	931	1,032
Total fixed-income securities	5,779	578	4,169	1,032
Real estate	130	108	—	22
Private equity	2	—	—	2
Cash	44	32	12	—
Other	2	1	—	1
Total assets in the fair value hierarchy	$7,915	$1,469	$5,389	$1,057
Investments measured at net asset value	1,993
Total investments at fair value	$9,908

	As of December 31, 2017
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$2	$2	$—	$—
Non-U.S. equity securities	5	5	—	—
Pooled funds - equity securities	2,340	848	1,492	—
Total equity securities	2,347	855	1,492	—
Government bonds	3,237	34	3,203	—
Pooled funds - fixed-income securities	602	449	153	—
Corporate bonds and other fixed-income securities	2,102	133	1,179	790
Total fixed-income securities	5,941	616	4,535	790
Real estate	156	120	13	23
Private equity	2	—	—	2
Cash	86	66	20	—
Other	2	1	—	1
Total assets in the fair value hierarchy	$8,534	$1,658	$6,060	$816
Investments measured at net asset value	2,439
Total investments at fair value	$10,973

We excluded plan assets of $67 million at December 31, 2018 and $71 million at December 31, 2017 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

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

•
Fair value estimates for real estate investments are calculated by investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance.

•
Fair value estimates for certain fixed-income securities such as insurance contracts are calculated based on the future stream of benefit payments discounted using prevailing interest rates based on the valuation date.

•	Net asset value – primarily includes equity funds, fixed income funds, real estate funds, hedge funds and private equity investments for which net asset values are normally used.

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings/(losses), included:

Asset Category	January 1, 2018 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2018 Balance
	(in millions)
Non-U.S. equity	$—	$—	$—	$—	$—	$—
Pooled funds- fixed-income securities	—	—	—	—	—	—
Corporate bond and other fixed-income securities	790	62	236	—	(56)	1,032
Real estate	23	1	(1)	—	(1)	22
Private equity and other	3	—	—	—	—	3
Total Level 3 investments	$816	$63	$235	$—	$(57)	$1,057

Asset Category	January 1, 2017 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2017 Balance
	(in millions)
Non-U.S. equity	$3	$—	$—	$(3)	$—	$—
Pooled funds- fixed-income securities	35	—	(16)	(21)	2	—
Corporate bond and other fixed-income securities	538	10	182	—	60	790
Real estate	22	1	—	—	—	23
Private equity and other	4	—	—	(1)	—	3
Total Level 3 investments	$602	$11	$166	$(25)	$62	$816

The increase in Level 3 pension plan investments during 2018 and 2017 was primarily due to additional purchases of corporate bond and other fixed income securities, which includes private debt placements.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2018	2017	2018	2017
Equity securities	15%	15%	26%	28%
Fixed-income securities	85%	85%	65%	60%
Real estate	—	—	6%	6%
Hedge funds	—	—	2%	4%
Private equity	—	—	—%	1%
Cash	—	—	1%	1%
Total	100%	100%	100%	100%

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

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 31% equity securities (including investments in real estate), approximately 67% fixed-income securities and approximately 2% for other types of securities. Our investment strategy for our largest non-U.S. plan, which comprises 63% of our non-U.S. pension assets, is designed to balance risk and return by diversifying across a wide range of return-seeking and liability matching assets, invested in a range of both active and passive mandates. We target an allocation of approximately 23% in equity securities, 20% credit, and 57% liability matching assets. The strategy uses indexed global developed equities, actively managed global investment grade and alternative credit, real estate and other liability matching assets including a buy-in annuity policy.

Employer Contributions:
In 2018, we contributed $39 million to our U.S. pension plans and $310 million to our non-U.S. pension plans. In addition, employees contributed $13 million to our non-U.S. plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

In 2019, we estimate that our pension contributions will be $5 million to our U.S. plans and $232 million to our non-U.S. plans based on current tax laws. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 31, 2018 were (in millions):

	2019	2020	2021	2022	2023	2024-2028
U.S. Plans	$107	$91	$91	$93	$92	$483
Non-U.S. Plans	357	362	378	382	395	2,098

Multiemployer Pension Plans:
In accordance with obligations we have under collective bargaining agreements, we made contributions to multiemployer pension plans of $17 million in 2018, $26 million in 2017 and $25 million in 2016. In 2017 and 2016, the only individually significant multiemployer plan we contributed to was the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund”). Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the Bakery, Confectionery, Tobacco and Grain Millers Union. All of those collective bargaining agreements expired in 2016 and we continued to contribute to the Fund through 2018. Our contributions to the Fund were $12 million in 2018, $22 million in 2017 and $21 million in 2016, while our contributions to other multiemployer pension plans that were not individually significant were $5 million in 2018, $4 million in 2017 and $4 million in 2016. Our contributions are based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and Fund surcharges.

Pension Fund	EIN / Pension Plan Number	Pension Protection Act Zone Status	FIP / RP Status Pending / Implemented	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreements
Bakery and Confectionery Union and Industry International Pension Fund	526118572	Red	Implemented	Yes	2/29/2016

Effective January 1, 2012, the Fund’s zone status changed to “Red”. As a result of this certification, beginning in July 2012, we were charged a 5% surcharge on our contribution rates. This surcharge increased to 10% for contributions paid from February 2013 forward. As of August 28, 2016, the 10% surcharge was no longer applicable and we were required to pay higher contributions under the Fund’s rehabilitation plan Default schedule. We continued to contribute to the Fund until December 2018.

In the fourth quarter of 2018, we executed a complete withdrawal from the Fund. We estimated a withdrawal liability of $573 million, which represents our best estimate of the withdrawal liability absent an assessment from the Fund. We anticipate receiving an assessment in 2019, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability over a period of 20 years from the date of the assessment. During 2018, within our North America segment, we recorded a discounted liability and related charge of $423 million or $316 million net of tax. We determined the net present value of the liability using a risk-free interest rate. We recorded the pre-tax non-cash charges in selling, general and administrative expense (and in other non-cash items, net in the consolidated statement of cash flows) and the liability in long-term other liabilities. During 2018, we also recorded $6 million of accreted interest related to the long-term liability within interest and other expense, net.

Other Costs:
We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $57 million in 2018, $43 million in 2017 and $44 million in 2016.

Postretirement Benefit Plans
Obligations:
Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2018	2017
	(in millions)
Accrued benefit obligation at January 1	$435	$394
Service cost	6	7
Interest cost	15	15
Benefits paid	(19)	(15)
Currency	(11)	8
Assumption changes	(39)	30
Actuarial losses/(gains)	(21)	(4)
Accrued benefit obligation at December 31	$366	$435

The current portion of our accrued postretirement benefit obligation of $15 million at December 31, 2018 and $16 million at December 31, 2017 was included in other current liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Discount rate	4.37%	3.66%	4.40%	4.24%
Health care cost trend rate assumed for next year	6.25%	6.25%	5.44%	5.56%
Ultimate trend rate	5.00%	4.81%	5.44%	5.56%
Year that the rate reaches the ultimate trend rate	2024	2024	2018	2018

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

For the periods presented, we measure service and interest costs for other postretirement benefits by applying the specific spot rates along a yield curve used to measure plan obligations to the plans’ liability cash flows. We believe this approach provides a good measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	As of December 31, 2018
	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on postretirement benefit obligation	$37	$(30)
Effect on annual service and interest cost	2	(2)

Components of Net Periodic Postretirement Health Care Costs:
Net periodic postretirement health care costs consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Service cost	$6	$7	$12
Interest cost	14	15	20
Amortization:
Net loss from experience differences	15	14	10
Prior service credit (1)	(39)	(40)	(20)
Net periodic postretirement health care costs	$(4)	$(4)	$22

(1)
In the fourth quarter of 2016, the prior service credit included a one-time $9 million curtailment gain related to a change in the eligibility requirement resulting in ongoing amortization of $10 million. We continued to amortize the prior service credit and recorded $39 million in 2018 and $40 million in 2017.

As of December 31, 2018, we expected to amortize from accumulated other comprehensive earnings/(losses) into pre-tax net periodic postretirement health care costs during 2019:

•	an estimated $7 million of net loss from experience differences, and

•	an estimated $39 million of prior service credit.

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.66%	4.14%	4.60%	4.24%	4.55%	4.77%
Health care cost trend rate	6.25%	6.50%	6.50%	5.56%	5.50%	5.50%

Future Benefit Payments:
Our estimated future benefit payments for our postretirement health care plans at December 31, 2018 were (in millions):

	2019	2020	2021	2022	2023	2024-2028
U.S. Plans	$11	$12	$13	$14	$15	$78
Non-U.S. Plans	5	5	5	5	5	30

Other Costs:
We made contributions to multiemployer medical plans totaling $19 million in 2018, $18 million in 2017 and $19 million in 2016. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans
Obligations:
Our postemployment plans are primarily not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2018 and 2017 were:

	As of December 31,
	2018	2017
	(in millions)
Accrued benefit obligation at January 1	$76	$71
Service cost	6	5
Interest cost	4	4
Benefits paid	(7)	(6)
Assumption changes	(1)	—
Actuarial losses/(gains)	(4)	2
Accrued benefit obligation at December 31	$74	$76

The accrued benefit obligation was determined using a weighted-average discount rate of 6.7% in 2018 and 6.5% in 2017, an assumed weighted-average ultimate annual turnover rate of 0.3% in 2018 and 2017, assumed compensation cost increases of 4.0% in 2018 and 2017 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Periodic Postemployment Costs:
Net periodic postemployment costs consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Service cost	$6	$5	$7
Interest cost	4	4	6
Amortization of net gains	(3)	(3)	(1)
Net periodic postemployment costs	$7	$6	$12

As of December 31, 2018, the estimated net gain for the postemployment benefit plans that we expect to amortize from accumulated other comprehensive earnings/(losses) into net periodic postemployment costs during 2019 is approximately $3 million.

Note 11. Stock Plans

Under our Amended and Restated 2005 Performance Incentive Plan (the “Plan”), we are authorized through May 21, 2024 to issue a maximum of 243.7 million shares of our Common Stock to employees and non-employee directors. As of December 31, 2018, there were 61.1 million shares available to be granted under the Plan.

Stock Options:
Stock options (including stock appreciation rights) are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology or a Lattice Model to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options held by our employees of $43 million in 2018, $50 million in 2017 and $57 million in 2016 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was

$7 million in 2018, $12 million in 2017 and $15 million in 2016. The unamortized compensation expense related to our employee stock options was $42 million at December 31, 2018 and is expected to be recognized over a weighted-average period of 1.3 years.

Our weighted-average Black-Scholes and Lattice Model fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2018	2.68%	5 years	20.96%	2.02%	$8.30
2017	2.04%	6 years	22.75%	1.74%	$8.57
2016	1.40%	6 years	23.11%	1.61%	$7.86

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

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2016	57,034,108	$26.12		$1,068	million
Annual grant to eligible employees	7,517,290	39.70
Additional options issued	115,800	42.26
Total options granted	7,633,090	39.74
Options exercised (1)	(8,883,101)	24.09		$174	million
Options cancelled	(2,182,485)	35.23
Balance at December 31, 2016	53,601,612	28.02		$874	million
Annual grant to eligible employees	6,012,140	43.20
Additional options issued	162,880	42.54
Total options granted	6,175,020	43.18
Options exercised (1)	(9,431,009)	26.17		$170	million
Options cancelled	(1,910,968)	38.10
Balance at December 31, 2017	48,434,655	29.92		$626	million
Annual grant to eligible employees	5,666,530	43.51
Additional options issued	168,306	31.40
Total options granted	5,834,836	43.16
Options exercised (1)	(9,333,271)	25.16		$170	million
Options cancelled	(1,117,390)	42.93
Balance at December 31, 2018	43,818,830	32.36	5 years	$371	million
Exercisable at December 31, 2018	33,902,437	29.35	4 years	$369	million

(1)
Cash received from options exercised was $231 million in 2018, $257 million in 2017 and $221 million in 2016. The actual tax benefit realized for the tax deductions from the option exercises totaled $21 million in 2018, $31 million in 2017 and $31 million in 2016.

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

The fair value of the deferred stock units, performance share units and restricted stock at the date of grant is amortized to earnings over the vesting period. The fair value of our deferred stock units and restricted stock is measured at the market price of our Common Stock on the grant date. Performance share unit awards generally have targets tied to both performance and market-based conditions. For market condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The grant date fair value of performance share units is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the market price of our Common Stock on the grant date for performance-based components. The number of performance share units that ultimately vest ranges from 0-200 percent of the number granted, based on the achievement of the performance and market-based components. We recorded compensation expense related to deferred stock units, performance share units and restricted stock of $85 million in 2018, $87 million in 2017 and $83 million in 2016 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $12 million in 2018, $23 million in 2017 and $22 million in 2016. The unamortized compensation expense related to our deferred stock units, performance share units and restricted stock was $113 million at December 31, 2018 and is expected to be recognized over a weighted-average period of 1.5 years.

Our performance share unit, deferred stock unit and restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2016	9,418,216		$33.71
Annual grant to eligible employees:		Feb. 22, 2016
Performance share units	1,406,500		34.35
Deferred stock units	1,040,790		39.70
Additional shares granted (1)	864,851	Various	32.90
Total shares granted	3,312,141		35.65	$118	million
Vested (2)	(3,992,902)		28.15	$112	million
Forfeited (2)	(1,143,828)		37.58
Balance at December 31, 2016	7,593,627		36.90
Annual grant to eligible employees:		Feb. 16, 2017
Performance share units	1,087,010		43.14
Deferred stock units	845,550		43.20
Additional shares granted (1)	1,537,763	Various	42.22
Total shares granted	3,470,323		42.75	$148	million
Vested (2)	(2,622,807)		35.78	$94	million
Forfeited (2)	(771,438)		38.69
Balance at December 31, 2017	7,669,705		39.74
Annual grant to eligible employees:		Feb. 22, 2018
Performance share units	1,048,770		51.23
Deferred stock units	788,310		43.51
Additional shares granted (1)	446,752	Various	41.78
Total shares granted	2,283,832		46.72	$107	million
Vested (2)	(2,511,992)		38.91	$98	million
Forfeited (2)	(882,535)		42.00
Balance at December 31, 2018	6,559,010		42.19

(1)	Includes performance share units and deferred stock units.

(2)
Includes performance share units, deferred stock units and restricted stock. The actual tax benefit realized for the tax deductions from the shares vested totaled $3 million in 2018, $7 million in 2017 and $18 million in 2016.

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

Note 12. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Class A common stock (“Common Stock”) and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2018, 2017 and 2016. Shares of Common Stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at January 1, 2016	1,996,537,778	(416,504,624)	1,580,033,154
Shares repurchased	—	(61,972,713)	(61,972,713)
Exercise of stock options and issuance of other stock awards	—	10,305,100	10,305,100
Balance at December 31, 2016	1,996,537,778	(468,172,237)	1,528,365,541
Shares repurchased	—	(50,598,902)	(50,598,902)
Exercise of stock options and issuance of other stock awards	—	10,369,445	10,369,445
Balance at December 31, 2017	1,996,537,778	(508,401,694)	1,488,136,084
Shares repurchased	—	(47,258,884)	(47,258,884)
Exercise of stock options and issuance of other stock awards	—	10,122,655	10,122,655
Balance at December 31, 2018	1,996,537,778	(545,537,923)	1,450,999,855

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2018, 111 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2018, we had repurchased approximately $13.0 billion of Common Stock pursuant to this authorization. During 2018, we repurchased approximately 47.3 million shares of Common Stock at an average cost of $42.18 per share, or an aggregate cost of approximately $2.0 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of December 31, 2018, we have approximately $4.7 billion in remaining share repurchase capacity.

Note 13. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in legal proceedings, claims and governmental inspections or investigations ("Legal Matters") arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($54 million as of December 31, 2018) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($84 million as of December 31, 2018) plus accrued interest. We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015, December 2015 and October 2017 on the same issue but covering the periods January to October 2014, November 2014 to September 2015 and October 2015 to June 2017, respectively. These notices added a total of 4.9 billion Indian rupees ($70 million as of December 31, 2018) of allegedly unpaid excise taxes subject to penalties up to an equivalent amount plus accrued interest. Interest will continue to accrue until the matters are resolved. With the implementation of the new

Goods and Services Tax in India in July 2017, we will not receive any further show cause notices for additional amounts on this issue. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process. As part of a continuing appeals process, we may be required to deposit an amount up to the equivalent of the total demand for unpaid excise taxes under the five show cause notices, which will be repaid if the proceedings conclude in our favor. We do not expect to be required to make any such deposit before 2020.

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. We are awaiting the outcome of our motion for summary judgment. If our motion is denied, the case could proceed to trial in 2019. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the Northern District of Illinois. We are contesting the plaintiffs’ request for class certification. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action. Although the CFTC action and the class action complaints involve the same alleged conduct, a resolution or decision with respect to one of the matters may not be dispositive as to the outcome of the other matter.

On August 21, 2018, the Virginia Department of Environmental Quality (“VDEQ”) issued a Notice of Violation (“NOV”) to Mondelēz Global. In the NOV, the VDEQ alleges that in our Richmond bakery, one operating line did not have the proper minimum temperature on its pollution control equipment and that the bakery failed to provide certain observation and training records. The VDEQ indicated that the alleged violations may lead to a fine and/or injunctive relief. We are working with the VDEQ to reach a resolution of this matter, and we do not expect this matter to have a material effect on our financial results.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2018, we had no material third-party guarantees recorded on our consolidated balance sheet.

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

During the first quarter of 2017, the Brazilian Supreme Court (the “Court”) ruled against the Brazilian tax authorities in a leading case related to the computation of certain indirect taxes. The Court ruled that the indirect tax base should not include a value-added tax known as “ICMS”. By removing the ICMS from the tax base, the Court effectively eliminated a “tax on a tax.” In lower courts, our Brazilian subsidiaries filed lawsuits to recover amounts paid and to discontinue subsequent payments related to the “tax on a tax.” Our Brazilian subsidiaries received injunctions against making payments for the “tax on a tax” in 2008 and since that time until December 2016, had accrued this portion of the tax each quarter in the event that the tax was reaffirmed by the Brazilian courts. On September 30, 2017, based on legal advice and the publication of the Court’s decision related to this case, we determined that the likelihood that the increased tax base would be reinstated and assessed against us was remote. Accordingly, we reversed our accrual of 667 million Brazilian reais, or $212 million as of September 30, 2017, of which $153 million was recorded within selling, general and administrative expenses and $59 million was recorded within interest and other expense, net. In connection with the Court's 2017 decision, the Brazilian tax authority filed a motion seeking clarification and adjustment of the terms of enforcement and that motion is still to be decided. We continue to monitor developments in this matter and currently do not expect a material future impact on our financial statements. During the fourth quarter of 2018, in one of our lower court cases, the Brazilian Federal Court of Appeals ruled in our favor against the Brazilian tax authority, allowing one of our Brazil subsidiaries to recover amounts previously paid. As a result, we recorded a net benefit in selling, general and administrative expenses of $26 million.

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

Leases:
Rental expenses recorded in continuing operations were $260 million in 2018, $284 million in 2017 and $317 million in 2016. As of December 31, 2018, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

2019	2020	2021	2022	2023	Thereafter	Total
$208	$165	$114	$79	$57	$157	$780

Note 14. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $169 million in 2018, $174 million in 2017 and $250 million in 2016.

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(7,740)	$(8,910)	$(8,006)
Currency translation adjustments	(698)	984	(843)
Reclassification to net earnings related to:
Equity method investment transactions	6	—	57
Tax (expense)/benefit	(173)	214	(135)
Other comprehensive earnings/(losses)	(865)	1,198	(921)
Less: (earnings)/loss attributable to noncontrolling interests	2	(28)	17
Balance at end of period	(8,603)	(7,740)	(8,910)
Pension and Other Benefit Plans:
Balance at beginning of period	$(2,144)	$(2,087)	$(1,934)
Net actuarial gain/(loss) arising during period	36	(71)	(491)
Tax (expense)/benefit on net actuarial gain/(loss)	(16)	50	70
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs	168	174	150
Settlement losses	40	38	36
Tax (expense)/benefit on reclassifications (1)	(36)	(65)	(46)
Currency impact	92	(183)	128
Other comprehensive earnings/(losses)	284	(57)	(153)
Balance at end of period	(1,860)	(2,144)	(2,087)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(113)	$(121)	$(46)
Net derivative gains/(losses)	(58)	(17)	(151)
Tax (expense)/benefit on net derivative gain/(loss)	6	9	20
Losses/(gains) reclassified into net earnings:
Currency exchange contracts - forecasted transactions (2)	—	4	3
Commodity contracts (2)	—	29	9
Interest rate contracts (3)	(11)	—	83
Tax (expense)/benefit on reclassifications (1)	2	(6)	(42)
Currency impact	7	(11)	3
Other comprehensive earnings/(losses)	(54)	8	(75)
Balance at end of period	(167)	(113)	(121)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(9,997)	$(11,118)	$(9,986)
Total other comprehensive earnings/(losses)	(635)	1,149	(1,149)
Less: (earnings)/loss attributable to noncontrolling interests	2	(28)	17
Other comprehensive earnings/(losses) attributable to Mondelēz International	(633)	1,121	(1,132)
Balance at end of period	$(10,630)	$(9,997)	$(11,118)

(1)	Taxes reclassified to earnings are recorded within the provision for income taxes.

(2)	These reclassified gains or losses are recorded within cost of sales.

(3)	These reclassified losses are recorded within interest and other expense, net.

Note 15. Income Taxes

On December 22, 2017, new U.S. tax reform legislation was enacted that included a broad range of complex provisions impacting the taxation of businesses. Certain impacts of the new legislation would have generally required accounting to be completed and incorporated into our 2017 year-end financial statements, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation. We finalized our accounting for the new provisions during the fourth quarter of 2018.

The impact on our 2018 results from finalizing the accounting for the new provisions was a discrete net tax expense of $19 million. The $19 million expense in 2018 is primarily comprised of a $60 million expense related to finalizing the changes in our indefinite reinvestment assertion, partially offset by a $38 million decrease to the provisional transition tax recorded as of December 31, 2017.

In general, the transition tax is a result of the deemed repatriation imposed by the new legislation that results in the taxation of our accumulated foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets (i.e. cash and other specified assets) and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. We finalized the accounting for this provision during the fourth quarter of 2018. During 2018 we recognized a $38 million decrease to the $1,317 million provisional transition tax recorded as December 31, 2017 for a total transition net tax expense and gross U.S. tax reform transition tax liability (before payments) of $1,279 million which will be paid in installments through 2026.

During the fourth quarter of 2018, we also finalized our accounting for the deferred tax benefit resulting from the revaluation of our net U.S. deferred tax liabilities. The $1,311 million deferred tax benefit recorded as of 2017 year-end was reduced to $1,295 million as a result of the change to lag accounting for Keurig.

As a result of U.S. tax reform, we changed our indefinite reinvestment assertion for most companies owned directly by our U.S. subsidiaries. As of 2017 year end, we accrued deferred tax assets related to two entities where the deferred tax benefits were expected to be realized. As of 2018 year end, we finalized our analysis related to the change in our indefinite reinvestment assertion and recognized $60 million in deferred tax expense to capture the foreign and state tax impacts of the US GAAP over tax basis difference in those subsidiaries where we are no longer indefinitely reinvested.

The legislation established various new provisions, including a new provision that taxes U.S. allocated expenses (e.g. interest and general administrative expenses) as well as currently taxes certain income from foreign operations (Global Intangible Low-Tax Income, or “GILTI”). As of December 31, 2018, we have made a policy decision and elected to treat taxes due from GILTI as a current period expense.

Earnings/(losses) from continuing operations before income taxes and the provision for income taxes consisted of:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Earnings/(losses) from continuing operations before income taxes:
United States	$(170)	$354	$(364)
Outside United States	3,012	2,770	1,818
	$2,842	$3,124	$1,454
Provision for income taxes:
United States federal:
Current	$(34)	$1,322	$(227)
Deferred	171	(1,274)	127
	137	48	(100)
State and local:
Current	23	32	7
Deferred	61	30	7
	84	62	14
Total United States	221	110	(86)

Outside United States:
Current	552	541	490
Deferred	—	15	(290)
Total outside United States	552	556	200

Total provision for income taxes	$773	$666	$114

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate as follows:

	For the Years Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State and local income taxes, net of federal tax benefit	0.4%	0.8%	0.8%
Foreign rate differences	(1.9)%	(10.8)%	(18.6)%
Changes in judgment on realizability of deferred tax assets	(0.4)%	3.2%	—
Reversal of other tax accruals no longer required	(1.8)%	(1.7)%	(7.6)%
Tax accrual on investment in Keurig (including tax impact of the gain from the KDP transaction)	8.4%	1.2%	1.2%
Excess tax benefits from equity compensation	(0.8)%	(1.2)%	—
Tax legislation (non-U.S. tax reform)	0.3%	(2.6)%	(4)%
U.S. tax reform - deferred benefit from tax rate change	—	(41.5)%	—
U.S. tax reform - transition tax	(1.3)%	42.2%	—
U.S. tax reform - changes in indefinite reinvestment assertion	2.1%	(2.0)%	—
Foreign tax provisions under TCJA (GILTI, FDII and BEAT)(1)	1.1%	—	—
Other	0.1%	(1.3)%	1.0%
Effective tax rate	27.2%	21.3%	7.8%

(1)
The Tax Cuts and Jobs Act of 2017 ("TCJA") established the Global Intangible Low-Tax Income ("GILTI") provision, which taxes U.S. allocated expenses and certain income from foreign operations; the Foreign-Derived Intangible Income ("FDII") provision, which allows a deduction against certain types of US taxable income resulting in a lower effective US tax rate on such income; and the Base Erosion Anti-abuse Tax ("BEAT"), which is a new minimum tax based on cross-border service payments by U.S. entities.

Our 2018 effective tax rate of 27.2% was unfavorably impacted by net tax expenses from $128 million of discrete one-time events as well as unfavorable provisions within the new U.S. tax reform legislation, partially offset by the favorable mix of pre-tax income in various non-U.S. tax jurisdictions as well as the reduction in the U.S. federal tax rate. The discrete net tax expenses included a $192 million deferred tax expense related to a $778 million gain on the KDP transaction reported as a gain on equity method investment as well as $19 million expense from the final updates to the provisional impacts from U.S. tax reform reported as of 2017 year-end, partially offset by an $81 million benefit from favorable audit settlements and statutes of limitations in various jurisdictions.

Our 2017 effective tax rate of 21.3% was favorably impacted by the mix of pre-tax income in various non-U.S. tax jurisdictions and net tax benefits from $97 million of discrete one-time events, partially offset by an increase in domestic earnings as compared to the prior year. The discrete net tax benefits included the provisional net impact from U.S. tax reform discussed previously, favorable audit settlements and statutes of limitations in various jurisdictions, and the net reduction of our French and Belgian deferred tax liabilities resulting from tax legislation enacted during 2017 that reduced the corporate income tax rates in each country, partially offset by the addition of a valuation allowance in one of our Chinese entities.

Our 2016 effective tax rate of 7.8% was favorably impacted by the mix of pre-tax income in various non-U.S. tax jurisdictions and net tax benefits from $161 million of discrete one-time events. The discrete net tax benefits related to favorable audit settlements and statutes of limitations in various jurisdictions and the net reduction of our U.K. and French deferred tax liabilities resulting from tax legislation enacted during 2016 that reduced the corporate income tax rates in each country.

Tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of:

	As of December 31,
	2018	2017
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$147	$191
Accrued pension costs	349	313
Other employee benefits	147	155
Accrued expenses	283	269
Loss carryforwards	707	773
Tax credit carryforwards	747	370
Other	302	342
Total deferred income tax assets	2,682	2,413
Valuation allowance	(1,153)	(853)
Net deferred income tax assets	$1,529	$1,560
Deferred income tax liabilities:
Intangible assets	$(3,861)	$(3,977)
Property, plant and equipment	(473)	(452)
Other	(492)	(153)
Total deferred income tax liabilities	(4,826)	(4,582)
Net deferred income tax liabilities	$(3,297)	$(3,022)

Our significant valuation allowances are in the U.S., China and Mexico. The U.S. valuation allowance relates to excess foreign tax credits generated by the deemed repatriation under U.S. tax reform. The valuation allowance in China results from a change in judgment in 2017 as to the realizability of one of our Chinese entity’s deferred tax assets. The Mexico valuation allowance relates to loss carryforwards where we do not currently expect to generate gains of the proper character to utilize the carryforwards in the future.

At December 31, 2018, the Company has pre-tax loss carryforwards of $3,744 million, of which $1,114 million will expire at various dates between 2019 and 2038 and the remaining $2,630 million can be carried forward indefinitely.

The unremitted earnings as of December 31, 2018 in those subsidiaries where we continue to be indefinitely reinvested is approximately $1.7 billion. We currently have not recognized approximately $115 million of deferred tax liabilities related to those unremitted earnings. Future tax law changes or changes in the needs of our non-U.S. subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that are currently indefinitely reinvested.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
January 1	$579	$610	$756
Increases from positions taken during prior periods	36	33	18
Decreases from positions taken during prior periods	(43)	(93)	(123)
Increases from positions taken during the current period	57	64	90
Decreases relating to settlements with taxing authorities	(45)	(54)	(75)
Reductions resulting from the lapse of the applicable statute of limitations	(31)	(29)	(43)
Currency/other	(37)	48	(13)
December 31	$516	$579	$610

As of January 1, 2018, our unrecognized tax benefits were $579 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $524 million. Our unrecognized tax benefits were $516 million at December 31, 2018, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $463 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $40 million due to unfavorable audit developments or decrease by approximately $151 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $212 million as of January 1, 2018 and $180 million as of December 31, 2018. Our 2018 provision for income taxes included $9 million benefit for interest and penalties.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. U.S. federal, state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. The earliest year still open to examination by U.S. federal and state tax authorities is 2013 and years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): Brazil (2013), China (2008), France (2014), India (2005), Switzerland (2014) and the United Kingdom (2015).

Note 16. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions, except per share data)
Net earnings	$3,395	$2,842	$1,645
Noncontrolling interest (earnings)	(14)	(14)	(10)
Net earnings attributable to Mondelēz International	$3,381	$2,828	$1,635
Weighted-average shares for basic EPS	1,472	1,513	1,556
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	14	18	17
Weighted-average shares for diluted EPS	1,486	1,531	1,573
Basic earnings per share attributable to Mondelēz International	$2.30	$1.87	$1.05
Diluted earnings per share attributable to Mondelēz International	$2.28	$1.85	$1.04

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 11.6 million for the year ended December 31, 2018, 8.5 million for the year ended December 31, 2017 and 7.8 million for the year ended December 31, 2016.

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

Our operations and management structure are organized into four operating segments:

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

Our segment net revenues and earnings, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Net revenues:
Latin America	$3,202	$3,566	$3,392
AMEA	5,729	5,739	5,816
Europe	10,122	9,794	9,755
North America	6,885	6,797	6,960
Net revenues	$25,938	$25,896	$25,923

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$410	$564	$272
AMEA	702	514	505
Europe	1,734	1,610	1,198
North America	849	1,144	1,128
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	141	(96)	(94)
General corporate expenses	(335)	(282)	(287)
Amortization of intangibles	(176)	(178)	(176)
Net gain on divestitures	—	186	9
Acquisition-related costs	(13)	—	(1)
Operating income	3,312	3,462	2,554
Benefit plan non-service income (1)	50	44	15
Interest and other expense, net	(520)	(382)	(1,115)
Earnings before income taxes	$2,842	$3,124	$1,454

(1)
During the first quarter of 2018, in connection with adopting a new pension cost classification accounting standard, we reclassified certain of our benefit plan component costs other than service costs out of operating income into a new line item, benefit plan non-service income, on our consolidated statements of earnings. As such, we have recast our historical operating income and segment operating income to reflect this reclassification, which had no impact to earnings before income taxes or net earnings.

No single customer accounted for 10% or more of our net revenues from continuing operations in 2018. Our five largest customers accounted for 16.8% and our ten largest customers accounted for 23.0% of net revenues from continuing operations in 2018.

Items impacting our segment operating results are discussed in Note 1, Summary of Significant Accounting Policies, Note 2, Divestitures and Acquisitions, Note 4, Property, Plant and Equipment, Note 5, Goodwill and Intangible Assets, Note 7, Restructuring Program, and Note 13, Commitments and Contingencies. Also see Note 8, Debt and Borrowing Arrangements, and Note 9, Financial Instruments, for more information on our interest and other expense, net for each period.

Total assets, depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Total assets:
Latin America (1)	$4,699	$4,948	$5,156
AMEA (1)	9,571	9,883	10,031
Europe (1)	19,426	21,611	19,934
North America (1)	21,015	20,709	20,694
Equity method investments	7,123	6,193	5,553
Unallocated assets and adjustments (2)	895	(387)	138
Total assets	$62,729	$62,957	$61,506

(1)	Segment assets do not reflect outstanding intercompany asset balances as intercompany accounts are eliminated at a segment level.

(2)
Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances. Final adjustments for jurisdictional netting of deferred tax assets and liabilities is done at a consolidated level.

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Depreciation expense:
Latin America	$97	$107	$92
AMEA	159	157	161
Europe	248	239	253
North America	131	135	141
Total depreciation expense	$635	$638	$647

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Capital expenditures:
Latin America	$261	$226	$321
AMEA	277	280	349
Europe	326	278	294
North America	231	230	260
Total capital expenditures	$1,095	$1,014	$1,224

Geographic data for net revenues (recognized in the countries where products are sold) and long-lived assets, excluding deferred tax, goodwill, intangible assets and equity method investments, were:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Net revenues:
United States	$6,401	$6,275	$6,329
Other	19,537	19,621	19,594
Total net revenues	$25,938	$25,896	$25,923

	As of December 31,
	2018	2017	2016
	(in millions)
Long-lived assets:
United States	$1,481	$1,468	$1,508
Other	7,539	7,733	7,229
Total long-lived assets	$9,020	$9,201	$8,737

No individual country within Other exceeded 10% of our net revenues or long-lived assets for all periods presented.

Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Year Ended December 31, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$727	$1,724	$3,127	$5,607	$11,185
Chocolate	747	2,080	5,083	267	8,177
Gum & Candy	865	879	736	1,011	3,491
Beverages	533	553	98	—	1,184
Cheese & Grocery	330	493	1,078	—	1,901
Total net revenues	$3,202	$5,729	$10,122	$6,885	$25,938

	For the Year Ended December 31, 2017 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$779	$1,637	$2,944	$5,479	$10,839
Chocolate	862	2,008	4,869	293	8,032
Gum & Candy	919	919	775	1,025	3,638
Beverages	665	569	121	—	1,355
Cheese & Grocery	341	606	1,085	—	2,032
Total net revenues	$3,566	$5,739	$9,794	$6,797	$25,896

	For the Year Ended December 31, 2016 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$734	$1,592	$2,765	$5,565	$10,656
Chocolate	743	1,897	4,778	255	7,673
Gum & Candy	938	953	916	1,140	3,947
Beverages	657	611	177	—	1,445
Cheese & Grocery	320	763	1,119	—	2,202
Total net revenues	$3,392	$5,816	$9,755	$6,960	$25,923

(1)
During the first quarter of 2018, we realigned some of our products across product categories and as such, we reclassified the product category net revenues on a basis consistent with the 2018 presentation.

Note 18. Quarterly Financial Data (Unaudited)

Our summarized operating results by quarter are detailed below.

	2018 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$6,765	$6,112	$6,288	$6,773
Gross profit	2,849	2,540	2,414	2,549
Provision for income taxes	(337)	(15)	(310)	(111)
Gain on equity method investment transactions	—	—	757	21
Equity method investment net earnings	232	87	80	149
Net earnings (1)	$1,052	$320	$1,197	$826
Noncontrolling interest	(6)	(2)	(3)	(3)
Net earnings attributable to Mondelēz International	$1,046	$318	$1,194	$823
Weighted-average shares for basic EPS	1,489	1,475	1,466	1,457
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	16	13	14	13
Weighted-average shares for diluted EPS	1,505	1,488	1,480	1,470
Per share data:
Basic EPS attributable to Mondelēz International:	$0.70	$0.22	$0.81	$0.56
Diluted EPS attributable to Mondelēz International:	$0.70	$0.21	$0.81	$0.56
Dividends declared	$0.22	$0.22	$0.26	$0.26

	2017 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$6,414	$5,986	$6,530	$6,966
Gross profit	2,518	2,314	2,549	2,653
Provision for income taxes	(154)	(84)	(272)	(156)
Gain on equity method investment transactions	—	—	—	40
Equity method investment net earnings	90	67	92	95
Net earnings (1)	$657	$500	$982	$703
Noncontrolling interest	(3)	(2)	(1)	(8)
Net earnings attributable to Mondelēz International	$654	$498	$981	$695
Weighted-average shares for basic EPS	1,529	1,519	1,507	1,497
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	21	20	17	16
Weighted-average shares for diluted EPS	1,550	1,539	1,524	1,513
Per share data:
Basic EPS attributable to Mondelēz International:	$0.43	$0.33	$0.65	$0.46
Diluted EPS attributable to Mondelēz International:	$0.42	$0.32	$0.64	$0.46
Dividends declared	$0.19	$0.19	$0.22	$0.22

(1)	See the following table for significant items that affected the comparability of earnings each quarter.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2018 and 2017, we recorded the following pre-tax (charges)/benefits in earnings from continuing operations:

	2018 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$(54)	$(111)	$(125)	$(99)
Divestiture-related costs	3	—	—	(2)
Gain on equity method investment transaction	—	—	757	21
Gain/(loss) related to interest rate swaps	14	(5)	1	—
Loss on early extinguishment of debt and related expenses	—	(140)	—	—
Impact from the resolution of tax matters	—	(15)	—	26
Impact from pension participation changes	—	(409)	(3)	(17)
	$(37)	$(680)	$630	$(71)

	2017 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$(166)	$(176)	$(182)	$(118)
Net gain on divestitures	—	(3)	187	2
Divestiture-related costs	(19)	(9)	2	(8)
Loss on early extinguishment of debt and related expenses	—	(11)	—	—
Impact from the resolution of tax matters	58	—	215	8
	$(127)	$(199)	$222	$(116)

Items impacting our operating results are discussed in Note 1, Summary of Significant Accounting Policies, Note 2, Divestitures and Acquisitions, Note 5, Goodwill and Intangible Assets, Note 6, Equity Method Investments, Note 7, Restructuring Program, Note 8, Debt and Borrowing Arrangements, Note 10, Benefit Plans, and Note 13, Commitments and Contingencies – Tax Matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2018, based on the criteria in Internal Control Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report that appears under Item 8.

February 8, 2019

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2018. We continued to transition some of our transactional data processing as well as financial and contract management services for a number of countries across all regions to outsourced partners. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. We also continued to refine information technology security measures and business process controls. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance – Governance Guidelines,” “Corporate Governance – Codes of Conduct,” “Board Committees and Membership – Audit Committee” and “Ownership of Equity Securities – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 15, 2019 (“2019 Proxy Statement”). All of this information from the 2019 Proxy Statement is incorporated by reference into this Annual Report.

The information on our web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.   Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership – Human Resources and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Human Resources and Compensation Committee Report for the Year Ended December 31, 2018” and "CEO Pay Ratio" in our 2019 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of grants issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2018 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,356,414	$32.36	61,077,287

(1)	Includes outstanding options, deferred stock units and performance share units and excludes restricted stock.

(2)	Weighted average exercise price of outstanding options only.

(3)	Shares available for grant under our Amended and Restated 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2019 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2019 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.   Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2019 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

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

10.5
Revolving Credit Agreement, dated April 2, 2018, by and among Mondelēz International, Inc., the lenders, arrangers and agents named therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2018).

10.6
Tax Sharing and Indemnity Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

10.7
Global Contribution Agreement by and among Mondelēz International Holdings, LLC, Acorn Holdings B.V., Charger Top HoldCo B.V. and Charger OpCo B.V., dated May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).**

10.8
Amendment Agreement to Global Contribution Agreement by and among Mondelēz International Holdings LLC, Acorn Holdings B.V., Jacobs Douwe Egberts B.V. (formerly Charger Top HoldCo B.V.) and Jacobs Douwe Egberts International B.V. (formerly Charger OpCo B.V.), dated July 28, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).**

10.9
Amended and Restated Shareholders’ Agreement Relating to Charger Top Holdco B.V. by and among Delta Charger Holdco B.V., JDE Minority Holdings B.V., Mondelēz Coffee Holdco B.V. and Jacobs Douwe Egberts B.V., dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).**

10.10
Shareholders’ Agreement Relating to Maple Parent Holdings Corp. by and among Maple Holdings II B.V., Mondelēz International Holdings LLC and Maple Parent Holdings Corp., dated March 7, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).**

10.11
Investor Rights Agreement by and among Keurig Dr Pepper Inc., Maple Holdings B.V. and Mondelēz International Holdings LLC, dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2018).

10.12
Second Amended and Restated Shareholders’ Agreement Relating to Jacobs Douwe Egberts B.V. by and among Delta Charger Holdco B.V., JDE Minority Holdings B.V., Mondelēz Coffee Holdco B.V. and Jacobs Douwe Egberts B.V., dated July 9, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2018).**

10.13
Amendment and Termination Agreement of the Shareholders’ Agreement Relating to Maple Parent Holdings Corp. by and among Maple Holdings B.V., Mondelēz International Holdings LLC and Maple Parent Holdings Corp., dated July 9, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2018).

10.14
Settlement Agreement, between the Registrant and Kraft Foods Group, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).

10.15
Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of February 3, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.16
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non- Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).+

10.17
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.18
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2018).+

10.19
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).+

10.20
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.21
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2018).+

10.22
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).+

10.23
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

10.24
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2018).+

10.25
Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September  1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.26	First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan I, dated December 20, 2016.+
10.27
Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September  1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.28	First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan II, dated December 20, 2016.+
10.29
Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.30
Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.31
Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.32
Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.33
Mondelēz International, Inc. Change in Control Plan for Key Executives, amended February 2, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.34
Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October  1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.35
Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October  1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.36
Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.37
Kraft Foods Deutschland Pension Scheme Supplementary Benefits 2005/ Deferral (Non-Qualified Deferred Compensation Plan) (English translation), effective as of September 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.38
Annex to Kraft Foods Deutschland Pension Scheme Supplementary Benefits 2005/ Deferral (Non-Qualified Deferred Compensation Plan), effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.39
Offer of Employment Letter, between the Registrant and Dirk Van de Put, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2017).+

10.40
Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 22, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006).+

10.41
Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.42
Offer of Employment Letter, between the Registrant and Daniel P. Myers, dated June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011).+

10.43
Offer of Employment Letter, between Mondelēz Global LLC and Brian T. Gladden, dated September 26, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2014).+

10.44
Offer of Employment Letter, between Mondelēz Global LLC and Glen Walter, dated October 15, 2017 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

10.45
Employment Letter (English Translation), between Kraft Foods Europe and Hubert Weber, dated August 11, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.46
Employment Letter, between Mondelēz Global LLC and Gerhard Pleuhs, dated August 23, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.47
Offer of Employment Letter, between Mondelēz Global LLC and Paulette Alviti, dated April 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.48
International Permanent Transfer Letter, between Mondelēz Global LLC and Luca Zaramella, effective August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018).+

10.49
Retirement Agreement and General Release, between Mondelēz International Holdings LLC and Gustavo H.  Abelenda, dated as of December 31, 2016 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2017).+

10.50
Separation Agreement and General Release, between Mondelēz Global LLC and Roberto de Oliveira Marques, dated May 24, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2017).+

10.51
Retirement Letter, between Mondelēz International, Inc. and Irene B. Rosenfeld, effective April 30, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2018).+

10.52
Separation Agreement and General Release between Mondelez Global LLC and Brian T. Gladden, dated August 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2018).+

10.53	Settlement Agreement between Mondelez Deutschland Services GmbH & Co KG and Hubert Weber, dated December 14, 2018.+
10.54	Settlement Agreement between Mondelez Europe GmbH and Hubert Weber, dated December 14, 2018.+
10.55	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+
10.56
Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009).+

10.57
Indemnification Agreement between the Registrant and Dirk Van de Put, dated November 20, 2017 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

18.1
Letter of PricewaterhouseCoopers LLP, dated October 29, 2018, relating to Change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2018).

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
101.1
The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By:	/s/ LUCA ZARAMELLA
(Luca Zaramella
Executive Vice President
and Chief Financial Officer)

Date: February 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DIRK VAN DE PUT	Director, Chairman and Chief Executive Officer	February 8, 2019
(Dirk Van de Put)
/s/ LUCA ZARAMELLA	Executive Vice President and Chief Financial Officer	February 8, 2019
(Luca Zaramella)
/s/ NELSON URDANETA	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 8, 2019
(Nelson Urdaneta)
/s/ LEWIS W.K. BOOTH	Director	February 8, 2019
(Lewis W.K. Booth)
/s/ CHARLES E. BUNCH	Director	February 8, 2019
(Charles E. Bunch)
/s/ DEBRA A. CREW	Director	February 8, 2019
(Debra A. Crew)
/s/ LOIS D. JULIBER	Director	February 8, 2019
(Lois D. Juliber)
/s/ MARK D. KETCHUM	Director	February 8, 2019
(Mark D. Ketchum)
/s/ PETER W. MAY	Director	February 8, 2019
(Peter W. May)
/s/ JORGE S. MESQUITA	Director	February 8, 2019
(Jorge S. Mesquita)
/s/ JOSEPH NEUBAUER	Director	February 8, 2019
(Joseph Neubauer)
/s/ FREDRIC G. REYNOLDS	Director	February 8, 2019
(Fredric G. Reynolds)
/s/ CHRISTIANA S. SHI	Director	February 8, 2019
(Christiana S. Shi)
/s/ PATRICK T. SIEWERT	Director	February 8, 2019
(Patrick T. Siewert)
/s/ JEAN-FRANÇOIS M. L. VAN BOXMEER	Director	February 8, 2019
(Jean-François M. L. van Boxmeer)

Mondelēz International, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2018:
Allowance for trade receivables	$50	$3	$(6)	$7	$40
Allowance for other current receivables	98	(10)	(24)	17	47
Allowance for long-term receivables	21	—	3	—	24
Allowance for deferred taxes	853	409	4	113	1,153
	$1,022	$402	$(23)	$137	$1,264
2017:
Allowance for trade receivables	$58	$21	$(8)	$21	$50
Allowance for other current receivables	93	6	6	7	98
Allowance for long-term receivables	20	(1)	3	1	21
Allowance for deferred taxes	310	549	25	31	853
	$481	$575	$26	$60	$1,022
2016:
Allowance for trade receivables	$54	$18	$(1)	$13	$58
Allowance for other current receivables	109	(2)	(13)	1	93
Allowance for long-term receivables	16	1	3	—	20
Allowance for deferred taxes	303	67	(28)	32	310
	$482	$84	$(39)	$46	$481

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.

(b)	Represents charges for which allowances were created.

S-1