Form 10-Q
period 2019-03-31
Mondelez International, Inc.
filed 2019-05-01
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

At April 26, 2019, there were 1,440,435,771 shares of the registrant’s Class A Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net revenues	$6,538	$6,765
Cost of sales	3,945	3,916
Gross profit	2,593	2,849
Selling, general and administrative expenses	1,493	1,527
Asset impairment and exit costs	20	54
Amortization of intangibles	44	44
Operating income	1,036	1,224
Benefit plan non-service income	(17)	(13)
Interest and other expense, net	80	80
Earnings before income taxes	973	1,157
Provision for income taxes	(189)	(337)
Gain on equity method investment transaction	23	—
Equity method investment net earnings	113	232
Net earnings	920	1,052
Noncontrolling interest earnings	(6)	(6)
Net earnings attributable to Mondelēz International	$914	$1,046
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.63	$0.70
Diluted earnings per share attributable to Mondelēz International	$0.63	$0.70

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net earnings	$920	$1,052
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	190	210
Pension and other benefit plans	10	(6)
Derivative cash flow hedges	(69)	(46)
Total other comprehensive earnings/(losses)	131	158
Comprehensive earnings/(losses)	1,051	1,210
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	5	21
Comprehensive earnings/(losses) attributable to Mondelēz International	$1,046	$1,189

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$1,542	$1,100
Trade receivables (net of allowances of $40 at March 31, 2019 and $40 at December 31, 2018)	2,781	2,262
Other receivables (net of allowances of $46 at March 31, 2019 and $47 at December 31, 2018)	755	744
Inventories, net	2,620	2,592
Other current assets	841	906
Total current assets	8,539	7,604
Property, plant and equipment, net	8,520	8,482
Operating lease right of use assets	636	—
Goodwill	20,686	20,725
Intangible assets, net	17,958	18,002
Prepaid pension assets	138	132
Deferred income taxes	270	255
Equity method investments	7,004	7,123
Other assets	411	406
TOTAL ASSETS	$64,162	$62,729
LIABILITIES
Short-term borrowings	$4,065	$3,192
Current portion of long-term debt	2,918	2,648
Accounts payable	5,566	5,794
Accrued marketing	1,876	1,756
Accrued employment costs	568	701
Other current liabilities	2,728	2,646
Total current liabilities	17,721	16,737
Long-term debt	12,437	12,532
Long-term operating lease liabilities	470	—
Deferred income taxes	3,546	3,552
Accrued pension costs	1,124	1,221
Accrued postretirement health care costs	354	351
Other liabilities	2,601	2,623
TOTAL LIABILITIES	38,253	37,016
Commitments and Contingencies (Note 13)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at March 31, 2019 and December 31, 2018)	—	—
Additional paid-in capital	31,933	31,961
Retained earnings	24,954	24,491
Accumulated other comprehensive losses	(10,498)	(10,630)
Treasury stock, at cost (552,670,831 shares at March 31, 2019 and 545,537,923 shares at December 31, 2018)	(20,561)	(20,185)
Total Mondelēz International Shareholders’ Equity	25,828	25,637
Noncontrolling interest	81	76
TOTAL EQUITY	25,909	25,713
TOTAL LIABILITIES AND EQUITY	$64,162	$62,729
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended March 31, 2019
Balances at January 1, 2019	$—	$31,961	$24,491	$(10,630)	$(20,185)	$76	$25,713
Comprehensive earnings/(losses):
Net earnings	—	—	914	—	—	6	920
Other comprehensive earnings/(losses), net of income taxes	—	—	—	132	—	(1)	131
Exercise of stock options and issuance of other stock awards	—	(28)	(76)	—	289	—	185
Common Stock repurchased	—	—	—	—	(665)	—	(665)
Cash dividends declared ($0.26 per share)	—	—	(375)	—	—	—	(375)
Balances at March 31, 2019	$—	$31,933	$24,954	$(10,498)	$(20,561)	$81	$25,909
Three Months Ended March 31, 2018
Balances at January 1, 2018	$—	$31,915	$22,631	$(9,997)	$(18,555)	$80	$26,074
Comprehensive earnings/(losses):
Net earnings	—	—	1,046	—	—	6	1,052
Other comprehensive earnings/(losses), net of income taxes	—	—	—	143	—	15	158
Exercise of stock options and issuance of other stock awards	—	(39)	(51)	—	174	—	84
Common Stock repurchased	—	—	—	—	(500)	—	(500)
Cash dividends declared ($0.22 per share)	—	—	(327)	—	—	—	(327)
Dividends paid on noncontrolling interest and other activities	—	—	6	—	—	(3)	3
Balances at March 31, 2018	$—	$31,876	$23,305	$(9,854)	$(18,881)	$98	$26,544

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$920	$1,052
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	258	207
Stock-based compensation expense	32	28
U.S. tax reform transition tax	—	94
Deferred income tax provision	2	77
Asset impairments and accelerated depreciation	5	28
Gain on equity method investment transaction	(23)	—
Equity method investment net earnings	(113)	(232)
Distributions from equity method investments	160	143
Other non-cash items, net	16	(14)
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(570)	(413)
Inventories, net	(36)	(38)
Accounts payable	(139)	(144)
Other current assets	47	46
Other current liabilities	(45)	(317)
Change in pension and postretirement assets and liabilities, net	(49)	(110)
Net cash provided by operating activities	465	407
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(265)	(284)
Proceeds from sale of property, plant and equipment and other	42	10
Net cash used in investing activities	(223)	(274)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	610	686
Repayments of commercial paper, maturities greater than 90 days	(1,549)	(433)
Net issuances of other short-term borrowings	1,815	1,016
Long-term debt proceeds	597	463
Long-term debt repaid	(403)	(738)
Repurchase of Common Stock	(646)	(527)
Dividends paid	(380)	(330)
Other	157	92
Net cash provided by financing activities	201	229
Effect of exchange rate changes on cash and cash equivalents	(1)	7
Cash and cash equivalents:
Increase	442	369
Balance at beginning of period	1,100	761
Balance at end of period	$1,542	$1,130

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation:
The condensed consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries, except our Venezuelan subsidiaries that were deconsolidated in 2015. All intercompany transactions are eliminated. The noncontrolling interest represents the noncontrolling investors' interests in the results of subsidiaries that we control and consolidate. We account for investments over which we exercise significant influence under the equity method of accounting. Investments over which we do not have significant influence or control are not material and are carried at cost as there is no readily determinable fair value for the equity interests.

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries and changed their functional currency from the Argentinian peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinian pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of March 31, 2019, our Argentinian operations had $2 million of Argentinian peso denominated net monetary assets. Our Argentinian operations contributed $100 million, or 1.5%, of consolidated net revenues in the three months ended March 31, 2019. During the three months ended March 31, 2019, we recorded a $2 million remeasurement loss within selling, general and administrative expenses related to the revaluation of the Argentinian peso denominated net monetary assets during the quarter.

Brexit. In the three months ended March 31, 2019, we generated 9.3% of our consolidated net revenues in the United Kingdom. We continue to monitor the U.K. planned exit from the European Union ("Brexit"), the deadline for which has been extended through October 31, 2019. We continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. If the ultimate terms of the United Kingdom’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We are taking measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks.

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

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $808 million as of March 31, 2019 and $819 million as of December 31, 2018. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Leases:
We determine whether a contract is or contains a lease at contract inception. On January 1, 2019, we began to record operating leases on our condensed consolidated balance sheet. We elected not to recognize right-of-use ("ROU") assets and lease liabilities for short-term operating leases with terms of 12 months or less. As of March 31, 2019, long-term operating lease ROU assets and long-term operating lease liabilities were presented separately and operating lease liabilities payable in the next twelve months were recorded in other current liabilities. Finance lease ROU assets continue to be presented in property, plant and equipment and the related finance lease liabilities continue to be presented in the current portion of long-term debt and long-term debt.

Lease ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives received and initial direct costs incurred. Lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. The non-recurring fair value measurement is classified as Level 3 as no fair value inputs are observable. As the rate implicit in the lease is not readily determinable in most of our leases, we use our country-specific incremental borrowing rate based on the lease term using information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Many of our leases contain non-lease components (e.g. product costs, common-area or other maintenance costs) that relate to the lease components of the agreement. Non-lease components and the lease components to which they relate are accounted for as a single lease component as we have elected to combine lease and non-lease components for all classes of underlying assets.

Amortization of ROU lease assets is calculated on a straight-line basis over the lease term with the expense recorded in cost of sales or selling, general and administrative expenses depending on the nature of the leased item. Interest expense is recorded over the lease term and is recorded in interest expense (based on a front-loaded interest expense pattern) for finance leases and is recorded in cost of sales or selling, general and administrative expenses (on a straight-line basis) for operating leases. All operating lease cash payments and interest on finance leases are recorded within cash flows from operating activities and all finance lease principal payments are recorded within cash flows from financing activities in the condensed consolidated statements of cash flows.

New Accounting Pronouncements:
In October 2018, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that permits the use of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a U.S. benchmark interest rate for hedge accounting purposes. We adopted the new standard on January 1, 2019 and there was no material impact to our consolidated financial statements upon adoption.

In August 2018, the FASB issued an ASU that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements.

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

In June 2018, the FASB issued an ASU that requires entities to record share-based payment transactions for acquiring goods and services from non-employees at fair value as of adoption date. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the standard as of January 1, 2019 and there was no material impact to our consolidated financial statements upon adoption.

In February 2018, the FASB issued an ASU that permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 enactment of U.S. tax reform legislation. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We did not elect to reclassify these stranded tax effects from U.S. tax reform when we adopted this ASU in the first quarter of 2019. As such, this ASU did not have a material impact on our consolidated financial statements. Our policy is to release stranded tax effects from accumulated other comprehensive income under the portfolio method rather than on an individual item by item basis.

In August 2017, the FASB issued an ASU to better align hedge accounting with an entity’s risk management activities and improve disclosures surrounding hedging. For cash flow and net investment hedges as of the adoption date, the ASU requires a modified retrospective transition approach. Presentation and disclosure requirements related to this ASU are required prospectively. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted the standard as of January 1, 2018 and there was no material impact to our consolidated financial statements upon adoption. Refer to Note 10, Financial Instruments, for additional information.

In July 2017, the FASB issued an ASU on financial instruments that allows for the exclusion of a down round feature when evaluating whether or not the instrument or embedded feature requires derivative classification. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the standard as of January 1, 2019 and there was no material impact to our consolidated financial statements upon adoption.

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

In February 2016, the FASB issued an ASU on lease accounting to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a ROU asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the statement of earnings, lessees will classify leases as either operating or financing. In July 2018, the FASB issued an ASU that allows for an alternative transition approach, which does not require adjustments to comparative prior-period amounts. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the new standard on January 1, 2019. We elected to apply the package of practical expedients that allowed us not to reassess the lease classification and initial direct costs for expired or existing leases or whether expired or existing contracts contain leases. We elected not to separate non-lease components from lease components and to account for both as a single lease component by class of the underlying asset.

The impact of adopting the standard included the initial recognition as of January 1, 2019, of $710 million of lease related assets and $730 million of lease related liabilities on our condensed consolidated balance sheet. The transition method we elected for adoption requires a cumulative effect adjustment to retained earnings as of January 1, 2019, which was not material.

Reclassifications:
Certain amounts previously reported have been reclassified to conform to current-year presentation. During the third quarter of 2018, in connection with the Keurig Dr Pepper Inc. transaction, we changed our accounting principle to reflect our share of Keurig Green Mountain Inc.’s historical results and Keurig Dr Pepper Inc.'s ongoing results on a one-quarter lag basis while we continue to record dividends when cash is received. This change was applied retrospectively to all periods presented. Refer to Note 7, Equity Method Investments, for more information.

Note 2. Divestitures and Acquisitions

On June 7, 2018, we acquired a U.S. premium biscuit company, Tate’s Bake Shop, within our North America segment for $528 million cash paid, net of cash received, and extended our premium biscuit offerings. We expect to finalize the purchase price paid and related purchase price allocation once working capital and other adjustments are finalized. We accounted for the transaction as a business combination. As of March 31, 2019, we recorded a preliminary purchase price allocation of $45 million to definite-lived intangible assets, $205 million to indefinite-lived intangible assets, $298 million to goodwill, $16 million to property, plant and equipment, $5 million to inventory, $9 million to accounts receivable, $6 million to current liabilities and $44 million to deferred tax liabilities. The acquisition added incremental net revenues of $20 million and incremental operating income of $2 million in the first quarter of 2019.

Note 3. Inventories

Inventories consisted of the following:

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Raw materials	$716	$726
Finished product	2,025	1,987
	2,741	2,713
Inventory reserves	(121)	(121)
Inventories, net	$2,620	$2,592

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Land and land improvements	$423	$424
Buildings and building improvements	3,006	2,984
Machinery and equipment	11,083	10,943
Construction in progress	863	894
	15,375	15,245
Accumulated depreciation	(6,855)	(6,763)
Property, plant and equipment, net	$8,520	$8,482

For the three months ended March 31, 2019, capital expenditures of $265 million excluded $218 million of accrued capital expenditures remaining unpaid at March 31, 2019 and included payment for a portion of the $331 million of capital expenditures that were accrued and unpaid at December 31, 2018. For the three months ended March 31,

2018, capital expenditures of $284 million excluded $252 million of accrued capital expenditures remaining unpaid at March 31, 2018 and included payment for a portion of the $357 million of capital expenditures that were accrued and unpaid at December 31, 2017.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 8, Restructuring Program).

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Latin America	$—	$8
AMEA	1	4
Europe	1	5
North America	3	6
Non-cash property, plant and equipment write-downs	$5	$23

Note 5. Leases

We have operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. Our leases have remaining lease terms of 1 to 9 years, some of which include options to extend the leases for up to 6 years. We assume the majority of our termination options will not be exercised when determining the lease term of our leases. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases, with the exception of some fleet leases. Some of our leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payment leases are not included in our recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in our lease assets and liabilities based on the indices or rates as of lease commencement.

The components of lease costs were as follows:

For the Three Months Ended March 31, 2019
(in millions)
Operating lease cost	$59

Finance lease cost:
Amortization of right-of-use assets	4
Interest on lease liabilities	1

Short-term lease cost	9
Variable lease cost	100
Sublease income	(1)

Total lease cost	$172

Supplemental cash flow information related to leases was as follows:

For the Three Months Ended March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(72)
Operating cash flows from finance leases	—
Financing cash flows from finance leases	(3)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26
Finance leases	7

Supplemental balance sheet information related to leases was as follows:

As of March 31, 2019
(in millions)
Operating Leases:
Operating lease right-of-use assets, net of amortization	$636

Other current liabilities	$179
Operating lease liabilities	470
Total operating lease liabilities	$649

Finance Leases:
Finance leases, net of amortization (within property, plant & equipment)	$53

Other current liabilities	$18
Other long-term liabilities	37
Total finance lease liabilities	$55

Weighted Average Remaining Lease Term
Operating leases	5.4 years
Finance leases	2.9 years

Weighted Average Discount Rate
Operating leases	3.6%
Finance leases	5.2%

Future lease payments under non-cancelable leases under prior lease accounting rules (ASC 840) and under the new lease accounting rules (ASC 842) that went into effect on January 1, 2019 were as follows:

	As of March 31, 2019		As of December 31, 2018
	ASC 842		ASC 840
	Operating Leases	Finance Leases	Operating Leases
	(in millions)
Year Ending December 31:
2019 (excluding the three months ended March 31, 2019)	$159	$16
2019			$208
2020	179	21	165
2021	125	14	114
2022	88	5	79
2023	65	2	57
Thereafter	118	—	157
Total future undiscounted lease payments	$734	$58	$780
Less imputed interest	(85)	(3)
Total reported lease liability	$649	$55

In 2020, we expect to record a $44 million operating lease liability for a 15 year lease that has not yet commenced.

Note 6. Goodwill and Intangible Assets

Goodwill by segment was:

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Latin America	$822	$823
AMEA	3,237	3,210
Europe	7,440	7,519
North America	9,187	9,173
Goodwill	$20,686	$20,725

Intangible assets consisted of the following:

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Non-amortizable intangible assets	$17,200	$17,201
Amortizable intangible assets	2,330	2,328
	19,530	19,529
Accumulated amortization	(1,572)	(1,527)
Intangible assets, net	$17,958	$18,002

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

Amortization expense for intangible assets was $44 million for the three months ended March 31, 2019 and $44 million for the three months ended March 31, 2018. For the next five years, we currently estimate annual amortization expense of approximately $175 million for the next two years and approximately $85 million in years three to five (reflecting March 31, 2019 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2018	$20,725	$19,529
Currency	(39)	1
Balance at March 31, 2019	$20,686	$19,530

During our 2018 annual testing of non-amortizable intangible assets, we recorded $68 million of impairment charges in the third quarter of 2018 related to five trademarks. We recorded charges related to gum, chocolate, biscuits and candy trademarks of $45 million in Europe, $14 million in North America and $9 million in AMEA. We also identified seven brands, including the five impaired trademarks, with $537 million of aggregate book value as of March 31, 2019, that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to continue to not be impaired, but if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Note 7. Equity Method Investments

Our investments accounted for under the equity method of accounting totaled $7,004 million as of March 31, 2019 and $7,123 million as of December 31, 2018. Our largest investments are in Jacobs Douwe Egberts (“JDE”) and Keurig Dr Pepper Inc. (NYSE: "KDP”).

JDE:
As of March 31, 2019, we held a 26.5% voting interest, a 26.4% ownership interest and a 26.2% profit and dividend sharing interest in JDE. We recorded JDE equity earnings of $50 million in the first quarter of 2019 and $46 million in the first quarter of 2018. We also recorded $73 million of cash dividends received during the first quarter of 2019 and $73 million of cash dividends received during the first quarter of 2018.

Keurig Dr Pepper Transaction:
On July 9, 2018, Keurig Green Mountain, Inc. ("Keurig") closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed Keurig Dr Pepper Inc. (NYSE: "KDP"), a publicly traded company. Following the close of the transaction, our 24.2% investment in Keurig together with our shareholder loan receivable became a 13.8% investment in KDP. During 2018, we recorded a pre-tax gain of $778 million reported as a gain on equity method transaction and $192 million of deferred tax expense reported in the provision for income taxes (or $586 million after-tax gain) related to the change in our ownership interest.

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

The following tables show the primary line items on the condensed consolidated statements of earnings and comprehensive earnings that changed as a result of the lag. The condensed consolidated statements of cash flow and equity were also updated to reflect these changes.

	For the Three Months Ended March 31, 2018
	As Reported	As Adjusted
	(in millions)
Statements of Earnings
Provision for income taxes	$(307)	$(337)
Equity method investment net earnings	94	232
Net earnings	944	1,052
Net earnings attributable to Mondelēz International	938	1,046
Earnings per share attributable to Mondelēz International:
Basic EPS	$0.63	$0.70
Diluted EPS	$0.62	$0.70

Statements of Other Comprehensive Earnings
Currency translation adjustment	$207	$210
Total other comprehensive earnings/(losses)	155	158
Comprehensive earnings attributable to Mondelēz International	1,078	1,189

As of March 31, 2019, we held a 13.6% ownership interest in KDP. Our ownership interest in KDP may change over time due to stock-based compensation arrangements and other transactions by KDP. During the first quarter, we recognized a $23 million pre-tax gain related to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%. As of March 31, 2019, based on KDP's closing stock price, the fair value of our ownership interest in KDP was $5.4 billion, which exceeded the carrying value of our KDP investment.

We recorded equity earnings and cash dividends of $37 million and $29 million in the first three months of 2019 and equity earnings, shareholder loan interest and cash dividends of $154 million, $6 million and $3 million in the first three months of 2018.

Note 8. Restructuring Program

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $4.0 billion related to the Simplify to Grow Program. We expect to incur the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the three months ended March 31, 2019 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2019	$373	$—	$373
Charges	15	5	20
Cash spent	(53)	—	(53)
Non-cash settlements/adjustments (1)	(24)	(5)	(29)
Currency	(4)	—	(4)
Liability balance, March 31, 2019	$307	$—	$307

(1)
We adopted the new ASU on lease accounting as of January 1, 2019. The ASU revises the accounting for onerous leases such that any onerous lease liability should be netted with the right of use asset. Therefore, we reclassified $23 million onerous lease liability as of March 31, 2019 from accrued liabilities and other accrued liabilities to operating lease right of use assets.

We recorded restructuring charges of $20 million in the first quarter of 2019 and $52 million in the first quarter of 2018 within asset impairment and exit costs. We spent $53 million in the first quarter of 2019 and $79 million in the first quarter of 2018 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments (including a one-time transfer of onerous lease liabilities to operating lease ROU assets) totaling $29 million in the first quarter of 2019 and $25 million in the first quarter of 2018. At March 31, 2019, $261 million of our net restructuring liability was recorded within other current liabilities and $46 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $50 million in the first quarter of 2019 and $62 million in the first quarter of 2018. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three months ended March 31, 2019 and March 31, 2018, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America (1)	Corporate (2)	Total
	(in millions)
For the Three Months Ended March 31, 2019
Restructuring Costs	$—	$6	$—	$6	$8	$20
Implementation Costs	15	7	11	4	13	50
Total	$15	$13	$11	$10	$21	$70
For the Three Months Ended March 31, 2018
Restructuring Costs	$24	$6	$7	$12	$3	$52
Implementation Costs	15	12	16	17	2	62
Total	$39	$18	$23	$29	$5	$114
Total Project (3)
Restructuring Costs	$493	$523	$971	$459	$124	$2,570
Implementation Costs	234	175	356	336	291	1,392
Total	$727	$698	$1,327	$795	$415	$3,962

(1)
During 2019 and 2018, our North America region implementation costs included incremental costs that we incurred related to renegotiating collective bargaining agreements that expired in February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.

(2)	The Corporate column includes minor adjustments for rounding.

(3)	Includes all charges recorded since program inception on May 6, 2014 through March 31, 2019.

Note 9. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2019		As of December 31, 2018
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$3,532	3.0%	$3,054	2.9%
Bank loans	533	6.5%	138	10.5%
Total short-term borrowings	$4,065		$3,192

As of March 31, 2019, commercial paper issued and outstanding had between 1 and 81 days remaining to maturity. Commercial paper borrowings increased since year end primarily as a result of issuances to finance the payment of long-term debt maturities, dividend payments and share repurchases during the year.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.7 billion at March 31, 2019 and $1.7 billion at December 31, 2018. Borrowings on these lines were $533 million at March 31, 2019 and $138 million at December 31, 2018.

Borrowing Arrangements:
On February 27, 2019, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 26, 2020. The agreement replaces our previous credit agreement that matured on February 27, 2019 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of March 31, 2019, no amounts were drawn on the facility.

On February 27, 2019, we entered into a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. This agreement replaces our $4.5 billion amended and restated five-year revolving credit agreement, dated as of October 14, 2016. The revolving credit agreement is scheduled to expire on February 27, 2024. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At March 31, 2019, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $36.3 billion. The revolving credit facility also contains customary representations, covenants and events to default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of March 31, 2019, no amounts were drawn on the facility.

Long-Term Debt:
On February 13, 2019, we issued $600 million of 3.625% U.S. dollar-denominated, fixed-rate notes that are scheduled to mature February 13, 2026. We received net proceeds of $595 million that were used to repay outstanding commercial paper borrowings and other debt. We recorded approximately $5 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On February 1, 2019, $400 million of our U.S. dollar variable rate notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

Our weighted-average interest rate on our total debt was 2.4% as of March 31, 2019, 2.3% as of December 31, 2018 and 2.1% as of December 31, 2017.

Fair Value of Our Debt:
The fair value of our short-term borrowings at March 31, 2019 and December 31, 2018 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At March 31, 2019, the aggregate fair value of our total debt was $19,944 million and its carrying value was $19,420 million. At December 31, 2018, the aggregate fair value of our total debt was $18,650 million and its carrying value was $18,372 million.

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Interest expense, debt	$123	$102
Loss/(gain) related to interest rate swaps	—	(14)
Other (income)/expense, net	(43)	(8)
Interest and other expense, net	$80	$80

Other income includes amounts related to our net investment hedge derivative contracts that are excluded from hedge effectiveness and totaled $33 million for the three months ended March 31, 2019 and $17 million for the three months ended March 31, 2018.

Note 10. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2019		As of December 31, 2018
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$30	$307	$17	$355
Net investment hedge derivative contracts (1)	350	31	337	28
	$380	$338	$354	$383
Derivatives not designated as accounting hedges:
Currency exchange contracts	$69	$28	$72	$37
Commodity contracts	121	133	191	210
	$190	$161	$263	$247
Total fair value	$570	$499	$617	$630

(1)
Net investment hedge contracts consist of cross-currency interest rate swaps and forward contracts. We also designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above, but is included in long-term debt discussed in Note 9, Debt and Borrowing Arrangements. Both net investment hedge derivative contracts and non-U.S. dollar denominated debt acting as net investment hedges are also disclosed in the Derivative Volume table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

Derivatives designated as accounting hedges include cash flow and net investment hedge derivative contracts. Our economic hedges are derivatives not designated as accounting hedges. We record derivative assets and liabilities on a gross basis on our condensed consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of March 31, 2019
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$41	$—	$41	$—
Commodity contracts	(12)	4	(16)	—
Interest rate contracts	(277)	—	(277)	—
Net investment hedge contracts	319	—	319	—
Total derivatives	$71	$4	$67	$—

	As of December 31, 2018
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$35	$—	$35	$—
Commodity contracts	(19)	(1)	(18)	—
Interest rate contracts	(338)	—	(338)	—
Net investment hedge contracts	309	—	309	—
Total derivatives	$(13)	$(1)	$(12)	$—

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

Derivative Volume:
The net notional values of our hedging instruments were:

	Notional Amount
	As of March 31, 2019	As of December 31, 2018
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,565	$3,239
Forecasted transactions	2,617	2,396
Commodity contracts	683	393
Interest rate contracts	7,631	8,679
Net investment hedges:
Net investment hedge derivative contracts	6,685	6,678
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,438	3,514
British pound sterling notes	343	336
Swiss franc notes	1,407	1,424
Canadian dollar notes	449	440

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Accumulated (loss)/gain at beginning of period	$(167)	$(113)
Transfer of realized (gains)/losses in fair value to earnings	—	(14)
Unrealized gain/(loss) in fair value	(69)	(32)
Accumulated (loss)/gain at end of period	$(236)	$(159)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Interest rate contracts	$—	$14

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Interest rate contracts	$(69)	$(32)

We recognized a gain of $14 million in the three months ended March 31, 2018 in interest and other expense, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed.

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

Based on current market conditions, we would expect to transfer losses of $61 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of March 31, 2019, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years and 7 months.

Hedges of Net Investments in International Operations:

Net investment hedge derivative contracts:
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of March 31, 2019 was $6.7 billion. The after-tax gain/(loss) on these net investment hedge contracts was recorded in the cumulative translation adjustment section of other comprehensive income and was $14 million for the three months ended March 31, 2019 and $(11) million for the three months ended March 31, 2018. There were no after-tax gains/(losses) on net investment hedge contracts that settled during the three months ended March 31, 2019 and March 31, 2018. There were no after-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings in the three months ended March 31, 2019 and March 31, 2018. We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings. Amounts excluded from the assessment of hedge effectiveness were $33 million for the three months ended March 31, 2019 and $17 million for the three months ended March 31, 2018 and were recorded as income in interest and other expense, net. The cash flows from these contracts are reported as other investing activities in the condensed consolidated statement of cash flows.

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Euro notes	$58	$(75)
British pound sterling notes	(6)	(13)
Swiss franc notes	13	(26)
Canadian notes	(7)	(2)

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,		Location of Gain/(Loss) Recognized in Earnings
	2019	2018
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$61	$7	Interest and other expense, net
Forecasted transactions	5	(7)	Cost of sales
Forecasted transactions	—	(5)	Interest and other expense, net
Forecasted transactions	—	(3)	Selling, general and administrative expenses
Commodity contracts	14	149	Cost of sales
Total	$80	$141

Note 11. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Service cost	$9	$12	$31	$38
Interest cost	16	15	51	52
Expected return on plan assets	(22)	(22)	(103)	(117)
Amortization:
Net loss from experience differences	5	11	38	42
Prior service cost/(credit)	—	1	(2)	—
Settlement losses	4	7	—	—
Net periodic pension cost	$12	$24	$15	$15

Employer Contributions:
During the three months ended March 31, 2019, we contributed $1 million to our U.S. pension plans and $68 million to our non-U.S. pension plans, including $38 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of March 31, 2019, over the remainder of 2019, we plan to make further contributions of approximately $4 million to our U.S. plans and approximately $164 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
The most individually significant multiemployer plan we participated in prior to the second quarter of 2018 was the Bakery and Confectionery Union and Industry International Pension Fund (the "Fund"). Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the Bakery, Confectionery, Tobacco and Grain Millers Union. All of those collective bargaining agreements expired in 2016 and we continued to contribute to the Fund through 2018.

In the fourth quarter of 2018, we executed a complete withdrawal from the Fund. We estimated a withdrawal liability of $573 million, which represents our best estimate of the withdrawal liability absent an assessment from the Fund. We anticipate receiving an assessment in 2019, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability over a period of 20 years from the date of the assessment. During the third and fourth quarters of 2018, within our North America segment, we recorded a discounted long-term liability and related charges including accreted interest of $429 million or $321 million net of tax.

Postretirement Benefit Plans

Net periodic postretirement health care benefit consisted of the following:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Service cost	$1	$2
Interest cost	4	4
Amortization:
Net loss from experience differences	2	4
Prior service credit (1)	(10)	(10)
Net periodic postretirement health care benefit	$(3)	$—

(1)
Amortization of prior service credit included gains of $8 million for the three months ended March 31, 2019 and March 31, 2018 related to a change in the eligibility requirement and a change in benefits to Medicare-eligible participants.

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Service cost	$1	$2
Interest cost	1	1
Amortization of net gains	(1)	(1)
Net periodic postemployment cost	$1	$2

Note 12. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2019	43,818,830	$32.36	5 years	$371	million
Annual grant to eligible employees	4,793,570	47.72
Additional options issued	7,420	47.26
Total options granted	4,800,990	47.72
Options exercised (1)	(6,536,928)	25.90		$134	million
Options canceled	(352,913)	39.13
Balance at March 31, 2019	41,729,979	35.08	6 years	$619	million

(1)
Cash received from options exercised was $175 million in the three months ended March 31, 2019. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $16 million in the three months ended March 31, 2019.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2019	6,559,010		$42.19
Annual grant to eligible employees:		Feb 22, 2019
Performance share units	891,210		57.91
Deferred stock units	666,880		47.72
Additional shares granted (1)	18,759	Various	41.68
Total shares granted	1,576,849		53.40	$84	million
Vested (2)	(1,557,059)		36.42	$57	million
Forfeited (2)	(226,017)		43.75
Balance at March 31, 2019	6,352,783		46.33

(1)	Includes performance share units and deferred stock units.

(2)
Includes performance share units, deferred stock units and historically granted restricted stock. The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $2 million in the three months ended March 31, 2019.

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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2019, we had repurchased $15.0 billion of Common Stock pursuant to this authorization. During the three months ended March 31, 2019, we repurchased approximately 15 million shares of Common Stock at an average cost of $44.21 per share, or an aggregate cost of approximately $0.7 billion, all of which was paid during the period except for approximately $20 million settled in April 2019. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2019, we have $4.0 billion in remaining share repurchase capacity.

Note 13. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($54 million as of March 31, 2019) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($84 million as of March 31, 2019) plus accrued interest. We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015, December 2015 and October 2017 on the same issue but covering the periods January to October 2014, November 2014 to September 2015 and October 2015 to June 2017, respectively. These notices added a total of 4.9 billion Indian rupees ($71 million as of March 31, 2019) of allegedly unpaid excise taxes subject to penalties up to an equivalent amount plus accrued interest. Interest will continue to accrue until the matters are resolved. With the implementation of the Goods and Services Tax in India in July 2017, we will not receive any further show cause notices for additional amounts on this issue. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process. As part of a continuing appeals process, we may be required to deposit an amount up to the equivalent of the total demand for unpaid excise taxes under the five show cause notices, which will be repaid if the proceedings conclude in our favor. We do not expect to be required to make any such deposit before 2020.

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court (the "Court") for the Northern District of Illinois, Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. The parties have reached an agreement in principle to resolve the CFTC action and have been instructed by the Court to submit a proposed consent order reflecting their agreement prior to the next court date on May 28, 2019. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the Northern District of Illinois. We are contesting the plaintiffs' request for class certification. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action. Although the CFTC action and the class action complaints involve the same alleged conduct, a resolution or decision with respect to one of the matters may not be dispositive as to the outcome of the other matter.

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

We are a party to various legal proceedings incidental to our business, including those noted above in this section. We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For matters that are reasonably possible to result in an unfavorable outcome, management is unable to estimate the possible loss or range of loss or such amounts have been determined to be immaterial. At present we believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial monetary damages. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position.

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2019, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 14. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $29 million in the first three months of 2019 and $27 million in the first three months of 2018.

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,603)	$(7,740)
Currency translation adjustments	168	163
Tax (expense)/benefit	22	47
Other comprehensive earnings/(losses)	190	210
Less: (earnings)/loss attributable to noncontrolling interests	1	(15)
Balance at end of period	(8,412)	(7,545)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,860)	$(2,144)
Net actuarial gain/(loss) arising during period	(24)	7
Tax (expense)/benefit on net actuarial gain/(loss)	6	—
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	32	47
Settlement losses and other expenses (1)	4	7
Tax expense/(benefit) on reclassifications (2)	(7)	(13)
Currency impact	(1)	(54)
Other comprehensive earnings/(losses)	10	(6)
Balance at end of period	(1,850)	(2,150)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(167)	$(113)
Net derivative gains/(losses)	(77)	(29)
Tax (expense)/benefit on net derivative gain/(loss)	8	—
Losses/(gains) reclassified into net earnings:
Interest rate contracts (3)	—	(18)
Tax expense/(benefit) on reclassifications (2)	—	4
Currency impact	—	(3)
Other comprehensive earnings/(losses)	(69)	(46)
Balance at end of period	(236)	(159)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,630)	$(9,997)
Total other comprehensive earnings/(losses)	131	158
Less: (earnings)/loss attributable to noncontrolling interests	1	(15)
Other comprehensive earnings/(losses) attributable to Mondelēz International	132	143
Balance at end of period	$(10,498)	$(9,854)

(1)	These reclassified losses are included in the components of net periodic benefit costs disclosed in Note 11, Benefit Plans.

(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.

(3)	These reclassified gains or losses are recorded within interest and other expense, net.

Note 15. Income Taxes

As of the first quarter of 2019, our estimated annual effective tax rate, which excludes discrete tax impacts, was 25.9%. This reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (which are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended March 31, 2019 of 19.4% was favorably impacted by discrete net tax benefits of $63 million, primarily driven by $60 million of benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

As of the first quarter of 2018, our estimated annual effective tax rate, which excluded discrete tax impacts, was 22.5%. This reflected our tax related to earnings from equity method investments (which are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended March 31, 2018 of 29.1% was unfavorably impacted by net discrete tax expense of $73 million, primarily driven by $94 million of additional transition tax liability recognized as an adjustment to the prior provisional estimate, partially offset by an $18 million benefit from Argentinean refund claim.

Note 16. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended March 31,
	2019	2018
	(in millions, except per share data)
Net earnings	$920	$1,052
Noncontrolling interest earnings	(6)	(6)
Net earnings attributable to Mondelēz International	$914	$1,046
Weighted-average shares for basic EPS	1,449	1,489
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	12	16
Weighted-average shares for diluted EPS	1,461	1,505
Basic earnings per share attributable to Mondelēz International	$0.63	$0.70
Diluted earnings per share attributable to Mondelēz International	$0.63	$0.70

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 6.2 million in the first three months of 2019 and 7.1 million in the first three months of 2018.

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net revenues:
Latin America	$800	$891
AMEA	1,541	1,542
Europe	2,551	2,706
North America	1,646	1,626
Net revenues	$6,538	$6,765
Earnings before income taxes:
Operating income:
Latin America	$98	$126
AMEA	256	228
Europe	500	497
North America	319	275
Unrealized gains on hedging activities (mark-to-market impacts)	16	206
General corporate expenses	(109)	(64)
Amortization of intangibles	(44)	(44)
Operating income	1,036	1,224
Benefit plan non-service income	17	13
Interest and other expense, net	(80)	(80)
Earnings before income taxes	$973	$1,157

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, Note 2, Divestitures and Acquisitions, Note 4, Property, Plant and Equipment, Note 6, Goodwill and Intangible Assets, Note 8, Restructuring Program, and Note 13, Commitments and Contingencies. Also see Note 9, Debt and Borrowing Arrangements, and Note 10, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended March 31, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$170	$461	$734	$1,372	$2,737
Chocolate	230	557	1,360	59	2,206
Gum & Candy	200	225	173	215	813
Beverages	123	172	26	—	321
Cheese & Grocery	77	126	258	—	461
Total net revenues	$800	$1,541	$2,551	$1,646	$6,538

	For the Three Months Ended March 31, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$183	$442	$795	$1,333	$2,753
Chocolate	243	573	1,423	57	2,296
Gum & Candy	224	235	186	236	881
Beverages	161	172	28	—	361
Cheese & Grocery	80	120	274	—	474
Total net revenues	$891	$1,542	$2,706	$1,626	$6,765

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

Recent Developments and Significant Items Affecting Comparability

Adoption of New Lease Accounting Standard

As further described in Note 1, Basis of Presentation, we adopted the new lease accounting standard on January 1, 2019. The impact of adopting the standard included the initial recognition as of January 1, 2019, of $710 million of lease related assets and $730 million of lease related liabilities on our condensed consolidated balance sheet. The transition method we elected for adoption requires a cumulative effect adjustment to retained earnings as of January 1, 2019, which was not material.

Keurig Dr Pepper Transaction

On July 9, 2018, Keurig Green Mountain, Inc. ("Keurig") closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed Keurig Dr Pepper Inc. (NYSE: "KDP"), a publicly traded company. Following the close of the transaction, our 24.2% investment in Keurig together with our shareholder loan receivable became a 13.8% investment in KDP. During the fourth quarter of 2018, KDP finalized its opening balance sheet and we recorded a preliminary pre-tax gain of $778 million reported as a gain on equity method transaction and $192 million of deferred tax expense reported in the provision for income taxes (or $586 million after-tax gain) related to the change in our ownership interest. Also, during the first quarter of 2019, we recognized a $23 million pre-tax gain related to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%. In connection with the KDP transaction, we changed our accounting principle to reflect our share of Keurig's historical and KDP's ongoing earnings on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of KDP’s ongoing results once KDP has publicly reported its results. This change in accounting principle was applied retrospectively to all periods. While our operating income did not change, equity method investment net earnings, net earnings and earnings per share have been adjusted to reflect the lag across all reported periods. Refer to Note 7, Equity Method Investments, for additional information.

U.S. Tax Reform

On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. federal tax rate from 35% to 21% as well as provisions that limit or eliminate various deductions or credits. The legislation causes U.S. allocated expenses (e.g. interest and general administrative expenses) to be taxed and imposes a new tax on U.S. cross-border payments. Furthermore, the legislation includes a one-time transition tax on accumulated foreign earnings and profits. While clarifying guidance was issued by the Internal Revenue Service ("IRS") during 2018, further tax legislative guidance is expected during 2019.

Our estimated annual effective tax rate for 2019 is 25.9%, which includes the new provisions of the legislation but excludes discrete tax items such as the impacts of expirations of statutes of limitations and audit settlements. Refer to Note 15, Income Taxes, for more information on our current year estimated annual effective tax rate and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of U.S. tax reform.

Multiemployer Pension Plan Withdrawal

The most individually significant multiemployer plan we participated in prior to the second quarter of 2018 was the Bakery and Confectionery Union and Industry International Pension Fund (the "Fund"). Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the Bakery, Confectionery, Tobacco and Grain Millers Union. All of those collective bargaining agreements expired in 2016 and we continued to contribute to the Fund through 2018.

In the fourth quarter of 2018, we executed a complete withdrawal from the Fund. We estimated a withdrawal liability of $573 million, which represents our best estimate of the withdrawal liability absent an assessment from the Fund. We anticipate receiving an assessment in 2019, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability over a period of 20 years from the date of the assessment. During the third and fourth quarters of 2018, within our North America segment, we recorded a discounted long-term liability and related charges including accreted interest of $429 million or $321 million net of tax.

Summary of Results

•
Net revenues decreased 3.4% to $6.5 billion in the first three months of 2019 as compared to the same period in the prior year. During the first three months of 2019, net revenues were negatively affected by unfavorable currency translation as the U.S. dollar strengthened against several currencies in which we operate compared to exchange rates in the prior year. This unfavorable item was partially offset by the impact of higher net pricing and favorable volume/mix as well as the impact of our June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop.

•
Organic Net Revenue, a non-GAAP financial measure, increased 3.7% to $7.0 billion in the first three months of 2019 as compared to same period in the prior year. For the first three months of 2019, Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Refer to our Discussion and Analysis of Historical Results, including the Results of Operations by Reportable Segment for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•
Diluted EPS attributable to Mondelēz International decreased 10.0% to $0.63 in the first three months of 2019 as compared to the same period in the prior year. The diluted EPS decrease during the first three months of 2019 was primarily driven by unfavorable year-over-year change in mark-to-market impacts from currency and commodity derivatives and unfavorable currency translation, partially offset by lapping prior-year U.S. tax reform discrete net tax expense, lower Simplify to Grow program costs, operating gains, lower shares outstanding and lower taxes.

•
Adjusted EPS, a non-GAAP financial measure, increased 3.2% to $0.65 in the first three months of 2019 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS increased 12.7% to $0.71 in the first three months of 2019 as compared to the same period in the prior year. For the first three months of 2019, operating gains, lower shares outstanding, lower taxes and lower interest drove the growth. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Outlook

We seek to achieve profitable, long-term growth and manage our business to attain this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. We use these non-GAAP financial metrics and related computations, such as margins, internally to evaluate and manage our business and to plan and make near- and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to our U.S. GAAP financial results. We believe providing investors with the same financial information that we use internally ensures that investors have the same data to make comparisons of our historical operating results, identify trends in our underlying operating results and gain additional insight and transparency on how we evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our GAAP results, and we provided reconciliations between our GAAP and non-GAAP financial measures in Non-GAAP Financial Measures, which appears later in this section.

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2018 and discussed in our footnotes to our financial statements.

•	Market conditions. Snack categories continued to grow in the first quarter of 2019. Volatility in the global currency and commodity markets also continued.

•
Brexit. We continue to monitor the U.K. planned exit from the European Union (Brexit), the deadline for which has been extended through October 31, 2019. We continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Our exposure to disruptions to our supply chain, the imposition of tariffs and currency devaluation in the United Kingdom could result in a material impact to our consolidated revenue, earnings and cash flow. In the three months ended March 31, 2019, we generated 9.3% of our consolidated net revenues in the United Kingdom, and our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. The volatility in foreign currencies and other markets is expected to continue as the United Kingdom executes its exit from the European Union. If the U.K.'s membership in the European Union terminates without an agreement, there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and European Union, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. If the ultimate terms of the U.K.’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We have taken measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks. Resulting impacts and market volatility can vary significantly depending on the final terms of the U.K.’s exit agreement from the European Union.

•
Argentina. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, on July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries. During the first quarter of 2019, we recorded a $2 million remeasurement loss in net earnings related to the revaluation of our Argentinian peso denominated net monetary assets. The mix of monetary assets and liabilities and the exchange rate to convert Argentinian pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

•
Collective bargaining agreements. In the fourth quarter of 2018, we executed a complete withdrawal from the Fund. We estimated a withdrawal liability of $573 million, which represents our best estimate of the withdrawal liability absent an assessment from the Fund. We anticipate receiving an assessment in 2019, and the ultimate withdrawal liability may change from the currently estimated amount. We will record any future adjustments in the period during which the liability is confirmed or as new information becomes available. We expect to pay the liability over a period of 20 years from the date of assessment. During the third and fourth quarters of 2018, within our North America segment, we recorded a discounted long-term liability and related charges including accreted interest of $429 million or $321 million net of tax.

•
U.S. tax reform. While the 2017 U.S. tax reform reduced the U.S. corporate tax rate and included some beneficial provisions, other provisions have, and in the future will have, an adverse effect on our results. We continue to evaluate the impacts as additional guidance on implementing the legislation becomes available.

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

		For the Three Months Ended March 31,
	See Note	2019	2018
		(in millions, except percentages)
Gain on equity method investment transaction	Note 7	$23	$—
Simplify to Grow Program	Note 8
Restructuring charges		(20)	(52)
Implementation charges		(50)	(62)
Gain related to interest rate swaps	Note 9 & 10	—	14
Remeasurement of net monetary position	Note 1	(2)	—
CEO transition remuneration (1)		(3)	(4)
Acquisition and divestiture-related costs
Acquisition integration costs		—	(1)
Divestiture-related costs		1	3
Mark-to-market gains from derivatives	Note 10	16	206
Equity method investee acquisition-related and other adjustments (2)		(17)	113
U.S. tax reform discrete net tax expense	Note 15	(1)	(89)
Effective tax rate	Note 15	19.4%	29.1%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item for additional information.

(2)	Amount for the three months ended March 31, 2018 primarily includes a deferred tax benefit Keurig recorded as a result of U.S. tax reform.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31:

	For the Three Months Ended March 31,
	2019	2018	$ change	% change
	(in millions, except per share data)
Net revenues	$6,538	$6,765	$(227)	(3.4)%
Operating income	1,036	1,224	(188)	(15.4)%
Net earnings attributable to Mondelēz International	914	1,046	(132)	(12.6)%
Diluted earnings per share attributable to Mondelēz International	0.63	0.70	(0.07)	(10.0)%

Net Revenues – Net revenues decreased $227 million (3.4%) to $6,538 million in the first three months of 2019, and Organic Net Revenue (1) increased $251 million (3.7%) to $7,016 million. Emerging markets net revenues decreased 3.2%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 8.4%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2019
Change in net revenues (by percentage point)
Total change in net revenues	(3.4)%
Add back the following items affecting comparability:
Unfavorable currency	7.4	pp
Impact of acquisition	(0.3	)pp
Total change in Organic Net Revenue (1)	3.7%
Higher net pricing	2.0	pp
Favorable volume/mix	1.7	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decrease of 3.4% was driven by unfavorable currency, partially offset by our underlying Organic Net Revenue growth of 3.7% and the impact of an acquisition. Unfavorable currency impacts decreased net revenues by $498 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, Argentinian peso, Brazilian real, British sterling pound, Indian rupee and Russian ruble. Our underlying Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2018 as well as the effects of input cost-driven pricing actions taken during the first three months of 2019. Higher net pricing was reflected in Latin America, North America and AMEA, while net pricing in Europe was flat. Favorable volume/mix was reflected in AMEA and Europe, partially offset by unfavorable volume/mix in North America and Latin America. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $20 million in the first three months of 2019. Refer to Note 2, Divestitures and Acquisitions, for additional information.

Operating Income – Operating income decreased $188 million (15.4%) to $1,036 million in the first three months of 2019, Adjusted Operating Income (1) decreased $39 million (3.4%) to $1,094 million and Adjusted Operating Income on a constant currency basis (1) increased $48 million (4.2%) to $1,181 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended March 31, 2018	$1,224
Simplify to Grow Program (2)	114
Mark-to-market gains from derivatives (3)	(206)
Acquisition integration costs (4)	1
Divestiture-related costs (5)	(3)
CEO transition remuneration	4
Other/rounding	(1)
Adjusted Operating Income (1) for the Three Months Ended March 31, 2018	$1,133
Higher net pricing	138
Higher input costs	(59)
Favorable volume/mix	36
Higher selling, general and administrative expenses	(39)
Impact from acquisition (5)	3
VAT-related settlements	(30)
Other	(1)
Total change in Adjusted Operating Income (constant currency) (1)	48	4.2%
Unfavorable currency translation	(87)
Total change in Adjusted Operating Income (1)	(39)	(3.4)%
Adjusted Operating Income (1) for the Three Months Ended March 31, 2019	$1,094
Simplify to Grow Program (2)	(70)
Mark-to-market gains from derivatives (3)	16
Divestiture-related costs (5)	1
Remeasurement of net monetary position (6)	(2)
CEO transition remuneration	(3)
Operating Income for the Three Months Ended March 31, 2019	$1,036	(15.4)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 8, Restructuring Program, for more information.

(3)
Refer to Note 10, Financial Instruments, Note 17, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(4)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the acquisition of a biscuit business in Vietnam.

(5)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on prior-year acquisitions and divestitures.

(6)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

During the first three months of 2019, we realized higher net pricing, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2018 as well as the effects of input cost-driven pricing actions taken during the first three months of 2019, was reflected in Latin America, North America and AMEA, while net pricing in Europe was flat. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs due to productivity efforts. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher packaging, energy, dairy, grains and oils costs, partially offset by lower sugar and cocoa costs. Favorable volume/mix was driven by AMEA and Europe, which was partially offset by unfavorable volume/mix in North America and Latin America.

Total selling, general and administrative expenses decreased $34 million from the first three months of 2018, due to a number of factors noted in the table above, including in part, favorable currency impact and lower implementation costs incurred for the Simplify to Grow Program. These decreases were partially offset by the lapping of a benefit from a prior-year value-added tax (“VAT”) related settlement, a VAT cost settlement in 2019 and remeasurement of net monetary position in Argentina. Excluding these factors, selling, general and administrative expenses increased $39 million from the first three months of 2018. The increase was driven primarily by higher advertising and consumer promotion costs.

We recorded an expense of $9 million from a VAT-related settlement in Latin America in the first three months of 2019 and a benefit of $21 million from a VAT-related settlement in Latin America in the first three months of 2018. Favorable currency changes decreased operating income by $87 million due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Brazilian real, Argentinian peso, Indian rupee and Australian dollar.

Operating income margin decreased from 18.1% in the first three months of 2018 to 15.8% in the first three months of 2019. The decrease in operating income margin was driven primarily by the unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, partially offset by lower Simplify to Grow Program costs. Adjusted Operating Income margin for first three months of 2019 was flat to the first three months of 2018 at 16.7%. Adjusted Operating Income margin was unchanged as higher pricing and lower manufacturing costs were offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $914 million decreased by $132 million (12.6%) in the first three months of 2019. Diluted EPS attributable to Mondelēz International was $0.63 in the first three months of 2019, down $0.07 (10.0%) from the first three months of 2018. Adjusted EPS (1) was $0.65 in the first three months of 2019, up $0.02 (3.2%) from the first three months of 2018. Adjusted EPS on a constant currency basis (1) was $0.71 in the first three months of 2019, up $0.08 (12.7%) from the first three months of 2018.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2018	$0.70
Simplify to Grow Program (2)	0.06
Mark-to-market gains from derivatives (2)	(0.12)
Gain related to interest rate swaps (3)	(0.01)
U.S. tax reform discrete net tax expense (4)	0.06
Equity method investee acquisition-related and other adjustments (5)	(0.06)
Adjusted EPS (1) for the Three Months Ended March 31, 2018	$0.63
Increase in operations	0.04
Increase in equity method investment net earnings	0.01
VAT-related settlements	(0.02)
Changes in interest and other expense, net (6)	0.01
Changes in income taxes (7)	0.02
Changes in shares outstanding (8)	0.02
Adjusted EPS (constant currency) (1) for the Three Months Ended March 31, 2019	$0.71
Unfavorable currency translation	(0.06)
Adjusted EPS (1) for the Three Months Ended March 31, 2019	$0.65
Simplify to Grow Program (2)	(0.03)
Mark-to-market gains from derivatives (2)	0.01
Gain on equity method investment transaction (9)	0.01
Equity method investee acquisition-related and other adjustments (5)	(0.01)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2019	$0.63

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 10, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(4)	Refer to Note 15, Income Taxes, and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of the U.S. tax reform.

(5)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and KDP or Keurig equity method investees.

(6)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.

(7)	Refer to Note 15, Income Taxes, for more information on the items affecting income taxes.

(8)
Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 16, Earnings per Share, for earnings per share weighted-average share information.

(9)	Refer to Note 7, Equity Method Investments, for more information on our KDP investment.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four operating segments:

•	Latin America

•	AMEA

•	Europe

•	North America

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net revenues:
Latin America	$800	$891
AMEA	1,541	1,542
Europe	2,551	2,706
North America	1,646	1,626
Net revenues	$6,538	$6,765
Earnings before income taxes:
Operating income:
Latin America	$98	$126
AMEA	256	228
Europe	500	497
North America	319	275
Unrealized gains on hedging activities (mark-to-market impacts)	16	206
General corporate expenses	(109)	(64)
Amortization of intangibles	(44)	(44)
Operating income	1,036	1,224
Benefit plan non-service income	17	13
Interest and other expense, net	(80)	(80)
Earnings before income taxes	$973	$1,157

Latin America

	For the Three Months Ended March 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$800	$891	$(91)	(10.2)%
Segment operating income	98	126	(28)	(22.2)%

Three Months Ended March 31:

Net revenues decreased $91 million (10.2%), due to unfavorable currency (18.6 pp) and unfavorable volume/mix (1.5 pp), partially offset by higher net pricing (9.9 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Argentinian peso, Brazilian real and Mexican peso. Unfavorable volume/mix was due to the impact of pricing-related elasticity. Unfavorable volume/mix was driven by declines in refreshment beverages, candy, gum and cheese, partially offset by gains in chocolate and biscuits. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $28 million (22.2%), primarily due to higher raw material costs, higher other selling, general and administrative expenses (including lapping the benefit from a VAT-related settlement in 2018 and the expense of a VAT-related settlement in 2019), unfavorable currency, unfavorable volume/mix and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing, lower costs incurred for the Simplify to Grow Program and lower manufacturing costs.

AMEA

	For the Three Months Ended March 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$1,541	$1,542	$(1)	(0.1)%
Segment operating income	256	228	28	12.3%

Three Months Ended March 31:

Net revenues decreased $1 million (0.1%), due to unfavorable currency (6.2 pp), mostly offset by favorable volume/mix (5.0 pp) and higher net pricing (1.1 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, Australian dollar, Chinese yuan and South African rand. Favorable volume/mix was driven by gains across all categories except candy. Higher net pricing was reflected across all categories.

Segment operating income increased $28 million (12.3%), primarily due to favorable volume/mix, lower manufacturing costs, higher net pricing, lower other selling, general and administrative expenses and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, unfavorable currency and higher advertising and consumer promotion costs.

Europe

	For the Three Months Ended March 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$2,551	$2,706	$(155)	(5.7)%
Segment operating income	500	497	3	0.6%

Three Months Ended March 31:

Net revenues decreased $155 million (5.7%), due to unfavorable currency (8.4 pp), partially offset by favorable volume/mix (2.7 pp) as net pricing was flat. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, primarily the euro, British pound sterling, Russian ruble and Turkish lira. Favorable volume/mix was driven by gains across all categories except gum. Net pricing was flat as higher net pricing in gum, candy and cheese was offset by lower net pricing in biscuits and refreshment beverages.

Segment operating income increased $3 million (0.6%), primarily due to favorable volume/mix, lower raw material costs, lower costs incurred for the Simplify to Grow Program, lower manufacturing costs and lower other selling, general and administrative expenses. These favorable items were mostly offset by unfavorable currency and higher advertising and consumer promotion costs.

North America

	For the Three Months Ended March 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$1,646	$1,626	$20	1.2%
Segment operating income	319	275	44	16.0%

Three Months Ended March 31:

Net revenues increased $20 million (1.2%), due to higher net pricing (2.0 pp) and the impact of an acquisition (1.2 pp), partially offset by lower volume/mix (1.5 pp) and unfavorable currency (0.5 pp). Higher net pricing was reflected in biscuits, gum and chocolate, partially offset by lower net pricing in candy. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $20 million in the first three months of 2019. Unfavorable volume/mix was driven by candy, gum and biscuits, partially offset by gains in chocolate. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $44 million (16.0%), primarily due to higher net pricing and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by unfavorable volume/mix.

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

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $465 million in the first three months of 2019 and $407 million in the first three months of 2018. The increase in net cash provided by operating activities was due primarily to improved working capital trends and lower pension contributions.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $223 million in the first three months of 2019 and $274 million in the first three months of 2018. The decrease in net cash used in investing activities compared to the first three months of 2018 primarily relates to increased cash received as a result of the settlement and replacement of several net investment hedge derivative contracts and lower capital expenditures. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2019 capital expenditures to be up to $1.0 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures from operations.

Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $201 million in the first three months of 2019 and $229 million in the first three months of 2018. The small decrease in cash provided by financing activities was primarily due to higher net debt issuances in the first three months of 2019 being offset by higher share repurchases and dividends paid.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 9, Debt and Borrowing Arrangements, for details of our debt activity during the first three months of 2019. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 75.4% (or $4.9 billion) of the $6.5 billion of consolidated net revenue in the three months ended March 31, 2019. The operations held by MIHN represented approximately 83.0% (or $21.5 billion) of the $25.9 billion of net assets as of March 31, 2019 and 80.5% (or $20.7 billion) of the $25.7 billion of net assets as of December 31, 2018.

On February 1, 2019, our Board of Directors approved a new $5.0 billion long-term financing authority to replace the prior authority. As of March 31, 2019, we had $4.4 billion of long-term financing authority remaining.

In the next 12 months, we expect approximately $2.3 billion of long-term debt will mature in October 2019. We expect to fund these repayments with a combination of cash from operations and long-term debt.

Our total debt was $19.4 billion at March 31, 2019 and $18.4 billion at December 31, 2018. Our debt-to-capitalization ratio was 0.43 at March 31, 2019 and 0.42 at December 31, 2018. At March 31, 2019, the weighted-average term of our outstanding long-term debt was 5.7 years. Our average daily commercial paper borrowings outstanding were $4.1 billion in the first three months of 2019 and $4.7 billion in the first three months of 2018. We had commercial paper outstanding totaling $3.5 billion as of March 31, 2019 and $3.1 billion as of December 31, 2018. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 9, Debt and Borrowing Arrangements, for more information.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first three months of 2019, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for packaging, energy, dairy, grains and oils costs, partially offset by lower costs for sugar, cocoa and nuts.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 5, Leases, for more information on operating lease obligations recorded on our condensed consolidated balance sheet as of January 1, 2019 as a result of our adopting the new lease accounting standard and Note 9, Debt and Borrowing Arrangements, for information on debt transactions during 2019. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. We expect to have sufficient cash from operating activities and access to capital markets to fund our obligations. See Note 13, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 12, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the three months ended March 31, 2019.

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

We repurchased shares at an aggregate cost of $15.7 billion, at a weighted-average cost of $39.51 per share, through March 31, 2019 ($0.7 billion in the first three months of 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013). The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $380 million in the first three months of 2019 and $330 million in the first three months of 2018. On July 25, 2018, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.26 per share of Class A Common Stock, an increase of 18 percent, which would be $1.04 per common share on an annualized basis. The first quarter 2019 dividend was payable on April 12, 2019, to shareholders of record as of March 29, 2019. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2019 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2020.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards.

New Accounting Guidance:
See Note 1, Basis of Presentation, for a discussion of new accounting standards.

Contingencies:
See Note 13, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “predict,” “seek,” "potential," “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; price volatility and pricing actions; the cost environment and measures to address increased costs; our tax rate, tax positions, tax proceedings, transition tax liability and the impact of U.S. tax reform on our results; the U.K.'s planned exit from the European Union and its impact on our results, including if the United Kingdom exits the European Union without an agreement; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices and supply; investments; political and economic conditions and volatility; currency exchange rates, controls and restrictions; the application of highly inflationary accounting for our Argentinian subsidiaries and the potential for and impacts from currency devaluation in other countries; our ownership interest in Keurig Dr Pepper; operating lease liability; matters related to the acquisition of a U.S. premium biscuit company; the outcome and effects on us of legal proceedings and government investigations; the estimated value of intangible assets; amortization expense for intangible assets; impairment of intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liability related to our withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund and timing of receipt of the assessment from the Fund; our liquidity, funding sources and uses of funding, including our use of commercial paper; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; share repurchases; dividends; long-term value for our shareholders; the characterization of 2019 distributions as dividends; and our contractual obligations.

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

•
“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (2) and currency rate fluctuations (3). We also evaluate Organic Net Revenue growth from emerging and developed markets. Our emerging markets include our Latin America region in its entirety; the AMEA region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Turkey, Kazakhstan, Belarus, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries. Our developed markets include the entire North America region, the Europe region excluding the countries included in the emerging markets definition, and Australia, New Zealand and Japan from the AMEA region.

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

(7)	See Note 13, Commitments and Contingencies – Tax Matters, and our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

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

(9)
The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 11, Benefit Plans, for more information on the multiemployer pension plan withdrawal.

(10)
On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. We exclude the discrete U.S. tax reform impacts from our Adjusted EPS as they do not reflect our ongoing tax obligations under U.S. tax reform. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

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

Organic Net Revenue:
Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency and an acquisition. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,502	$4,036	$6,538	$2,584	$4,181	$6,765
Impact of currency	299	199	498	—	—	—
Impact of acquisition	—	(20)	(20)	—	—	—
Organic Net Revenue	$2,801	$4,215	$7,016	$2,584	$4,181	$6,765

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; acquisition integration costs; divestiture-related costs; the remeasurement of net monetary position; and CEO transition remuneration. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in millions)
Operating Income	$1,036	$1,224	$(188)	(15.4)%
Simplify to Grow Program (1)	70	114	(44)
Mark-to-market gains from derivatives (2)	(16)	(206)	190
Acquisition integration costs (3)	—	1	(1)
Divestiture-related costs (4)	(1)	(3)	2
Remeasurement of net monetary position (5)	2	—	2
CEO transition remuneration (6)	3	4	(1)
Other/rounding	—	(1)	1
Adjusted Operating Income	$1,094	$1,133	$(39)	(3.4)%
Unfavorable currency translation	87	—	87
Adjusted Operating Income (constant currency)	$1,181	$1,133	$48	4.2%

(1)	Refer to Note 8, Restructuring Program, for more information.

(2)
Refer to Note 10, Financial Instruments, Note 17, Segment Reporting, and Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(3)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the acquisition of a biscuit business in Vietnam.

(4)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on prior-year divestitures.

(5)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(6)	Refer to the Non-GAAP Financial Measures definition and related table notes.

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

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.63	$0.70	$(0.07)	(10.0)%
Simplify to Grow Program (2)	0.03	0.06	(0.03)
Mark-to-market gains from derivatives (2)	(0.01)	(0.12)	0.11
Acquisition integration costs (2)	—	—	—
Divestiture-related costs (2)	—	—	—
Remeasurement of net monetary position (2)	—	—	—
CEO transition remuneration (2)	—	—	—
Net gain related to interest rate swaps (3)	—	(0.01)	0.01
U.S. tax reform discrete net tax expense (4)	—	0.06	(0.06)
Gain on equity method investment transaction (5)	(0.01)	—	(0.01)
Equity method investee acquisition-related and other adjustments (6)	0.01	(0.06)	0.07
Other/rounding	—	—	—
Adjusted EPS	$0.65	$0.63	$0.02	3.2%
Unfavorable currency translation	0.06	—	0.06
Adjusted EPS (constant currency)	$0.71	$0.63	$0.08	12.7%

(1)
The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.

•
For the three months ended March 31, 2019, taxes for the: Simplify to Grow Program were $(19) million, mark-to-market gains from derivatives were $3 million, gain on equity method investment transaction were $5 million and equity method investee and other adjustments were $(4) million.

•
For the three months ended March 31, 2018, taxes for the: Simplify to Grow Program were $(30) million, mark-to-market gains from derivatives were $25 million, gain related to interest rate swaps were $3 million, U.S. tax reform were $89 million and equity method investee adjustments were $27 million.

(2)	See the Adjusted Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 10, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(4)	Refer to Note 15, Income Taxes, and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of U.S. tax reform.

(5)	Refer to Note 7, Equity Method Investments, for more information on our KDP investment.

(6)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and KDP or Keurig equity method investees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As we operate globally, we are primarily exposed to currency exchange rate, commodity price and interest rate market risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We principally utilize derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. For additional information on our derivative activity and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, see Note 10, Financial Instruments.

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the three months ended March 31, 2019. For additional information on highly inflationary country currencies and the impact of currency policies and recent currency volatility on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. Our weighted-average interest rate on our total debt was 2.4% as of March 31, 2019, 2.3% as of December 31, 2018 and 2.1% as of December 31, 2017. For more information on our 2019 debt activity, see Note 9, Debt and Borrowing Arrangements.

See Note 10, Financial Instruments, for more information on our 2019 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2019. We continued to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. We implemented new policies and procedures, processes and controls and a new lease accounting system in order to comply with the new lease accounting standard (ASC 842). In addition, to drive standardization and consistency, we established a centralized Lease Accounting Center of Excellence with one of our outsourced partners. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 13, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2019 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2019	8,812,160	$41.87	8,809,474	$4,282
February 1-28, 2019	2,178,170	46.52	1,754,597	4,200
March 1-31, 2019	4,510,342	47.98	4,509,170	3,984
For the Quarter Ended March 31, 2019	15,500,672	44.30	15,073,241

(1)
The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 2,686 shares, 423,573 shares and 1,172 shares for the fiscal months of January, February and March 2019, respectively.

(2)
Our Board of Directors has authorized the repurchase of $19.7 billion of our Common Stock through December 31, 2020. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. See related information in Note 12, Stock Plans.

(3)	Dollar values stated in millions.

Item 6. Exhibits.

Exhibit Number	Description
4.1
The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

4.2
Supplemental Indenture No. 1, dated February 13, 2019, between Mondelēz International, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2019).

10.1
364-Day Revolving Credit Agreement, dated February 27, 2019, by and among Mondelēz International, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2019).

10.2
Five-Year Revolving Credit Agreement, dated February 27, 2019, by and among Mondelēz International, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2019).

10.3	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement.+
10.4	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+
10.5	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement.+
10.6	Employment Letter, between Mondelez Europe and Vinzenz P. Gruber, dated November 29, 2018.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

+ Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer

April 30, 2019