Form 10-Q
period 2019-06-30
Mondelez International, Inc.
filed 2019-07-31
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 1-16483
Mondelēz International, Inc.
(Exact name of registrant as specified in its charter)
Mondelez International, Inc.
(Exact name of registrant as registered with the SEC)

Virginia		52-2284372
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Three Parkway North,
Deerfield,	Illinois	60015
(Address of principal executive offices)		(Zip Code)
(Registrant’s telephone number, including area code) (847) 943-4000
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, no par value	MDLZ	The Nasdaq Global Select Market
2.375% Notes due 2021	MDLZ21	The Nasdaq Stock Market LLC
1.000% Notes due 2022	MDLZ22	The Nasdaq Stock Market LLC
1.625% Notes due 2023	MDLZ23	The Nasdaq Stock Market LLC
1.625% Notes due 2027	MDLZ27	The Nasdaq Stock Market LLC
2.375% Notes due 2035	MDLZ35	The Nasdaq Stock Market LLC
4.500% Notes due 2035	MDLZ35A	The Nasdaq Stock Market LLC
3.875% Notes due 2045	MDLZ45	The Nasdaq Stock Market LLC
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

At July 26, 2019, there were 1,442,150,501 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$6,062	$6,112	$12,600	$12,877
Cost of sales	3,593	3,572	7,538	7,488
Gross profit	2,469	2,540	5,062	5,389
Selling, general and administrative expenses	1,427	1,904	2,920	3,431
Asset impairment and exit costs	15	111	35	165
Net gain on divestiture	(41)	—	(41)	—
Amortization of intangibles	43	44	87	88
Operating income	1,025	481	2,061	1,705
Benefit plan non-service income	(12)	(15)	(29)	(28)
Interest and other expense, net	101	248	181	328
Earnings before income taxes	936	248	1,909	1,405
Provision for income taxes	(216)	(15)	(405)	(352)
Net loss on equity method investment transactions	(25)	—	(2)	—
Equity method investment net earnings	113	87	226	319
Net earnings	808	320	1,728	1,372
Noncontrolling interest earnings	(1)	(2)	(7)	(8)
Net earnings attributable to Mondelēz International	$807	$318	$1,721	$1,364
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.56	$0.22	$1.19	$0.92
Diluted earnings per share attributable to Mondelēz International	$0.55	$0.21	$1.18	$0.91

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$808	$320	$1,728	$1,372
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(33)	(876)	157	(666)
Pension and other benefit plans	54	169	64	163
Derivative cash flow hedges	(62)	26	(131)	(20)
Total other comprehensive earnings/(losses)	(41)	(681)	90	(523)
Comprehensive earnings/(losses)	767	(361)	1,818	849
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	3	(10)	8	11
Comprehensive earnings/(losses) attributable to Mondelēz International	$764	$(351)	$1,810	$838

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$1,248	$1,100
Trade receivables (net of allowances of $38 at June 30, 2019 and $40 at December 31, 2018)	2,179	2,262
Other receivables (net of allowances of $49 at June 30, 2019 and $47 at December 31, 2018)	712	744
Inventories, net	2,731	2,592
Other current assets	966	906
Total current assets	7,836	7,604
Property, plant and equipment, net	8,550	8,482
Operating lease right of use assets	637	—
Goodwill	20,701	20,725
Intangible assets, net	17,943	18,002
Prepaid pension assets	136	132
Deferred income taxes	263	255
Equity method investments	7,095	7,123
Other assets	412	406
TOTAL ASSETS	$63,573	$62,729
LIABILITIES
Short-term borrowings	$3,780	$3,192
Current portion of long-term debt	3,675	2,648
Accounts payable	5,312	5,794
Accrued marketing	1,638	1,756
Accrued employment costs	611	701
Other current liabilities	2,782	2,646
Total current liabilities	17,798	16,737
Long-term debt	11,764	12,532
Long-term operating lease liabilities	447	—
Deferred income taxes	3,591	3,552
Accrued pension costs	1,057	1,221
Accrued postretirement health care costs	355	351
Other liabilities	2,387	2,623
TOTAL LIABILITIES	37,399	37,016
Commitments and Contingencies (Note 13)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at June 30, 2019 and December 31, 2018)	—	—
Additional paid-in capital	31,970	31,961
Retained earnings	25,348	24,491
Accumulated other comprehensive losses	(10,541)	(10,630)
Treasury stock, at cost (554,035,528 shares at June 30, 2019 and 545,537,923 shares at December 31, 2018)	(20,684)	(20,185)
Total Mondelēz International Shareholders’ Equity	26,093	25,637
Noncontrolling interest	81	76
TOTAL EQUITY	26,174	25,713
TOTAL LIABILITIES AND EQUITY	$63,573	$62,729
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended June 30, 2019
Balances at April 1, 2019	$—	$31,933	$24,954	$(10,498)	$(20,561)	$81	$25,909
Comprehensive earnings/(losses):
Net earnings	—	—	807	—	—	1	808
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(43)	—	2	(41)
Exercise of stock options and issuance of other stock awards	—	37	(35)	—	153	—	155
Common Stock repurchased	—	—	—	—	(276)	—	(276)
Cash dividends declared ($0.26 per share)	—	—	(378)	—	—	—	(378)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(3)	(3)
Balances at June 30, 2019	$—	$31,970	$25,348	$(10,541)	$(20,684)	$81	$26,174
Six Months Ended June 30, 2019
Balances at January 1, 2019	$—	$31,961	$24,491	$(10,630)	$(20,185)	$76	$25,713
Comprehensive earnings/(losses):
Net earnings	—	—	1,721	—	—	7	1,728
Other comprehensive earnings/(losses), net of income taxes	—	—	—	89	—	1	90
Exercise of stock options and issuance of other stock awards	—	9	(111)	—	442	—	340
Common Stock repurchased	—	—	—	—	(941)	—	(941)
Cash dividends declared ($0.52 per share)	—	—	(753)	—	—	—	(753)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(3)	(3)
Balances at June 30, 2019	$—	$31,970	$25,348	$(10,541)	$(20,684)	$81	$26,174
Three Months Ended June 30, 2018
Balances at April 1, 2018	$—	$31,876	$23,305	$(9,854)	$(18,881)	$98	$26,544
Comprehensive earnings/(losses):
Net earnings	—	—	318	—	—	2	320
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(669)	—	(12)	(681)
Exercise of stock options and issuance of other stock awards	—	37	(9)	—	42	—	70
Common Stock repurchased	—	—	—	—	(650)	—	(650)
Cash dividends declared ($0.22 per share)	—	—	(324)	—	—	—	(324)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(4)	(4)
Balances at June 30, 2018	$—	$31,913	$23,290	$(10,523)	$(19,489)	$84	$25,275
Six Months Ended June 30, 2018
Balances at January 1, 2018	$—	$31,915	$22,631	$(9,997)	$(18,555)	$80	$26,074
Comprehensive earnings/(losses):
Net earnings	—	—	1,364	—	—	8	1,372
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(526)	—	3	(523)
Exercise of stock options and issuance of other stock awards	—	(2)	(60)	—	216	—	154
Common Stock repurchased	—	—	—	—	(1,150)	—	(1,150)
Cash dividends declared ($0.44 per share)	—	—	(651)	—	—	—	(651)
Dividends paid on noncontrolling interest and other activities	—	—	6	—	—	(7)	(1)
Balances at June 30, 2018	$—	$31,913	$23,290	$(10,523)	$(19,489)	$84	$25,275

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$1,728	$1,372
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	517	407
Stock-based compensation expense	71	67
U.S. tax reform transition tax	2	86
Deferred income tax provision/(benefit)	36	(15)
Asset impairments and accelerated depreciation	4	43
Loss on early extinguishment of debt	—	140
Net gain on divestiture	(41)	—
Net loss on equity method investment transactions	2	—
Equity method investment net earnings	(226)	(319)
Distributions from equity method investments	188	151
Other non-cash items, net	(46)	366
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	135	112
Inventories, net	(145)	(240)
Accounts payable	(430)	(325)
Other current assets	(20)	(41)
Other current liabilities	(638)	(481)
Change in pension and postretirement assets and liabilities, net	(91)	(141)
Net cash provided by operating activities	1,046	1,182
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(465)	(532)
Acquisition, net of cash received	—	(528)
Proceeds from divestiture, net of disbursements	163	—
Proceeds from sale of property, plant and equipment and other	35	19
Net cash used in investing activities	(267)	(1,041)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	809	1,315
Repayments of commercial paper, maturities greater than 90 days	(2,169)	(1,020)
Net issuances of other short-term borrowings	1,958	298
Long-term debt proceeds	597	2,948
Long-term debt repaid	(409)	(1,442)
Repurchase of Common Stock	(940)	(1,177)
Dividends paid	(756)	(657)
Other	271	124
Net cash (used in)/provided by financing activities	(639)	389
Effect of exchange rate changes on cash and cash equivalents	8	(45)
Cash and cash equivalents:
Increase	148	485
Balance at beginning of period	1,100	761
Balance at end of period	$1,248	$1,246

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries and changed their functional currency from the Argentinian peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinian pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of June 30, 2019, our Argentinian operations had $12 million of Argentinian peso denominated net monetary liabilities. Our Argentinian operations contributed $99 million, or 1.6% of consolidated net revenues in the three months and $199 million, or 1.6%, of consolidated net revenues in the six months ended June 30, 2019. We recorded a remeasurement gain of $1 million during the three months ended June 30, 2019 and a remeasurement loss of $1 million during the six months ended June 30, 2019 within selling, general and administrative expenses related to the revaluation of the Argentinian peso denominated net monetary assets.

Brexit. In the six months ended June 30, 2019, we generated 8.4% of our consolidated net revenues in the United Kingdom. We continue to monitor the U.K. planned exit from the European Union ("Brexit"), the deadline for which has been extended through October 31, 2019. We continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. If the ultimate terms of the United Kingdom’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We have taken measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks.

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

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $712 million as of June 30, 2019 and $819 million as of December 31, 2018. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Leases:
We determine whether a contract is or contains a lease at contract inception. On January 1, 2019, we began to record operating leases on our condensed consolidated balance sheet. We elected not to recognize right-of-use ("ROU") assets and lease liabilities for short-term operating leases with terms of 12 months or less. Long-term operating lease ROU assets and long-term operating lease liabilities are presented separately and operating lease liabilities payable in the next twelve months are recorded in other current liabilities. Finance lease ROU assets continue to be presented in property, plant and equipment and the related finance lease liabilities continue to be presented in the current portion of long-term debt and long-term debt.

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

Note 2. Divestitures and Acquisitions

On May 28, 2019, we completed the sale of most of our cheese business in the Middle East and Africa to Arla Foods of Denmark. We received cash proceeds of $158 million and divested $19 million of current assets and $96 million of non-current assets. We also paid $2 million of transaction costs and recorded a net pre-tax gain of $41 million on the sale. We also incurred divestiture-related costs of $11 million in the three months and $10 million in the six months ended June 30, 2019.

On June 7, 2018, we acquired a U.S. premium biscuit company, Tate’s Bake Shop, within our North America segment for $527 million cash paid, net of cash received, and extended our premium biscuit offerings. We accounted for the transaction as a business combination. As of June 30, 2019, we finalized our purchase price allocation and there were no significant changes to the net assets previously recorded. The final purchase price allocation included $45 million to definite-lived intangible assets, $205 million to indefinite-lived intangible assets, $297 million to goodwill, $16 million to property, plant and equipment, $5 million to inventory, $9 million to accounts receivable, $7 million to current liabilities and $43 million to deferred tax liabilities. The acquisition added incremental net revenues of $35 million and incremental operating income of $4 million in 2019 through the anniversary of the acquisition date.

Note 3. Inventories

Inventories consisted of the following:

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Raw materials	$722	$726
Finished product	2,129	1,987
	2,851	2,713
Inventory reserves	(120)	(121)
Inventories, net	$2,731	$2,592

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Land and land improvements	$422	$424
Buildings and building improvements	3,017	2,984
Machinery and equipment	10,918	10,943
Construction in progress	854	894
	15,211	15,245
Accumulated depreciation	(6,661)	(6,763)
Property, plant and equipment, net	$8,550	$8,482

For the six months ended June 30, 2019, capital expenditures of $465 million excluded $217 million of accrued capital expenditures remaining unpaid at June 30, 2019 and included payment for $331 million of capital expenditures that were accrued and unpaid at December 31, 2018. For the six months ended June 30, 2018, capital expenditures of $532 million excluded $268 million of accrued capital expenditures remaining unpaid at June 30, 2018 and included payment for $357 million of capital expenditures that were accrued and unpaid at December 31, 2017.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 8, Restructuring Program).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Latin America	$—	$6	$1	$14
AMEA	(3)	4	(2)	8
Europe	1	1	2	6
North America	1	2	4	8
Non-cash property, plant and equipment write-downs	$(1)	$13	$5	$36

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

The components of lease costs were as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(in millions)
Operating lease cost	$56	$115

Finance lease cost:
Amortization of right-of-use assets	6	10
Interest on lease liabilities	—	1

Short-term lease cost	11	20
Variable lease cost	105	205

Sublease income	(1)	(2)

Total lease cost	$177	$349

Supplemental cash flow information related to leases was as follows:

For the Six Months Ended June 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(135)
Operating cash flows from finance leases	(1)
Financing cash flows from finance leases	(9)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$78
Finance leases	17

Supplemental balance sheet information related to leases was as follows:

As of June 30, 2019
(in millions)
Operating Leases:
Operating lease right-of-use assets, net of amortization	$637

Other current liabilities	$197
Operating lease liabilities	447
Total operating lease liabilities	$644

Finance Leases:
Finance leases, net of amortization (within property, plant & equipment)	$58

Other current liabilities	$21
Other long-term liabilities	40
Total finance lease liabilities	$61

Weighted Average Remaining Lease Term
Operating leases	5.0 years
Finance leases	3.1 years

Weighted Average Discount Rate
Operating leases	3.5%
Finance leases	4.8%

Future lease payments under non-cancelable leases under prior lease accounting rules (ASC 840) and under the new lease accounting rules (ASC 842) that went into effect on January 1, 2019 were as follows:

	As of June 30, 2019		As of December 31, 2018
	ASC 842		ASC 840
	Operating Leases	Finance Leases	Operating Leases
	(in millions)
Year Ending December 31:
2019 (excluding the six months ended June 30, 2019)	$113	$13
2019			$208
2020	193	23	165
2021	137	18	114
2022	96	7	79
2023	63	2	57
Thereafter	120	1	157
Total future undiscounted lease payments	$722	$64	$780
Less imputed interest	(78)	(3)
Total reported lease liability	$644	$61

In 2020, we expect to record a $46 million operating lease liability for a 15 year lease that has not yet commenced.

Note 6. Goodwill and Intangible Assets

Goodwill by segment was:

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Latin America	$833	$823
AMEA	3,169	3,210
Europe	7,499	7,519
North America	9,200	9,173
Goodwill	$20,701	$20,725

Intangible assets consisted of the following:

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Non-amortizable intangible assets	$17,229	$17,201
Amortizable intangible assets	2,331	2,328
	19,560	19,529
Accumulated amortization	(1,617)	(1,527)
Intangible assets, net	$17,943	$18,002

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

Amortization expense for intangible assets was $43 million for the three months and $87 million for the six months ended June 30, 2019 and $44 million for the three months and $88 million for the six months ended June 30, 2018.

For the next five years, we currently estimate annual amortization expense of approximately $170 million for the next two years and approximately $85 million in years three to five (reflecting June 30, 2019 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2019	$20,725	$19,529
Currency	20	31
Divestitures	(43)	—
Acquisition	(1)	—
Balance at June 30, 2019	$20,701	$19,560

During our 2018 annual testing of non-amortizable intangible assets, we recorded $68 million of impairment charges in the third quarter of 2018 related to five trademarks. We recorded charges related to gum, chocolate, biscuits and candy trademarks of $45 million in Europe, $14 million in North America and $9 million in AMEA. We also identified seven brands, including the five impaired trademarks, with $536 million of aggregate book value as of June 30, 2019, that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to continue to not be impaired, but if the product line expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Note 7. Equity Method Investments

Our investments accounted for under the equity method of accounting totaled $7,095 million as of June 30, 2019 and $7,123 million as of December 31, 2018. Our largest investments are in Jacobs Douwe Egberts (“JDE”) and Keurig Dr Pepper Inc. (NYSE: "KDP”).

JDE:
As of June 30, 2019, we held a 26.5% voting interest, a 26.4% ownership interest and a 26.2% profit and dividend sharing interest in JDE. We recorded equity earnings of $53 million in the second quarter of 2019 and $42 million in the second quarter of 2018 and $103 million in the first six months of 2019 and $88 million in the first six months of 2018. We also recorded $73 million of cash dividends received during the first quarter of 2019 and $73 million of cash dividends received during the first quarter of 2018.

JDE / Keurig Exchange:
On March 7, 2016, we exchanged a portion of our 43.5% JDE equity interest for a new equity interest in Keurig Green Mountain, Inc. ("Keurig"). Following the transaction, our JDE equity interest became 26.5% and our new Keurig equity interest was 24.2%. During the first quarter of 2016, we recorded the difference between the $2.0 billion fair value of Keurig and our basis in the exchanged JDE shares as a gain of $43 million. In the second quarter of 2019, we determined an adjustment to accumulated other comprehensive losses related to our JDE investment was required, which reduced our previously reported gain by $29 million. We recorded the adjustment in the net loss on equity method transactions in the second quarter.

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

In connection with this transaction, during the third quarter of 2018, we changed our accounting principle to reflect our share of Keurig's historical and KDP's ongoing earnings on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of KDP’s ongoing results once KDP has publicly reported its results. This change in accounting principle was applied retrospectively to all periods. While our operating income did not change, equity method investment net earnings, net earnings and earnings per share have been adjusted to reflect the lag across all reported periods.

The following tables show the primary line items on the condensed consolidated statements of earnings and comprehensive earnings that changed as a result of the lag. The condensed consolidated statements of cash flow and equity were also updated to reflect these changes.

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
	As Reported	As Adjusted	As Reported	As Adjusted
	(in millions)
Statements of Earnings
Provision for income taxes	$(14)	$(15)	$(321)	$(352)
Equity method investment net earnings	91	87	185	319
Net earnings	325	320	1,269	1,372
Net earnings attributable to Mondelēz International	323	318	1,261	1,364
Earnings per share attributable to Mondelēz International:
Basic EPS	$0.22	$0.22	$0.85	$0.92
Diluted EPS	$0.22	$0.21	$0.84	$0.91

Statements of Other Comprehensive Earnings
Currency translation adjustment	$(874)	$(876)	$(667)	$(666)
Total other comprehensive earnings/(losses)	(680)	(681)	(525)	(523)
Comprehensive earnings attributable to Mondelēz International	(345)	(351)	733	838

As of June 30, 2019, we held a 13.6% ownership interest in KDP. Our ownership interest in KDP may change over time due to stock-based compensation arrangements and other transactions by KDP. During the first quarter of 2019, we recognized a $23 million pre-tax gain related to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%. As of June 30, 2019, based on KDP's closing stock price, the fair value of our ownership interest in KDP was $5.5 billion, which exceeded the carrying value of our KDP investment.

We recorded equity earnings and cash dividends of $35 million and $28 million in the second quarter of 2019 and equity earnings, shareholder loan interest and cash dividends of $16 million, $6 million and $2 million in the second quarter of 2018. We recorded equity earnings and cash dividends of $72 million and $57 million in the first six months of 2019 and equity earnings, shareholder loan interest and cash dividends of $170 million, $12 million and $5 million in the first six months of 2018.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $4.1 billion related to the Simplify to Grow Program. We expect to incur the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the six months ended June 30, 2019 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2019	$373	$—	$373
Charges (1)	35	5	40
Cash spent	(89)	—	(89)
Non-cash settlements/adjustments (2)	(30)	(5)	(35)
Currency	(1)	—	(1)
Liability balance, June 30, 2019	$288	$—	$288

(1)	Includes settlement losses of $5 million recorded within benefit plan non-service income on our condensed consolidated statements of earnings.

(2)
We adopted the new ASU on lease accounting as of January 1, 2019. The ASU requires recording onerous lease liabilities netted with right of use assets. Therefore, during the first quarter of 2019, we reclassified onerous lease liabilities that totaled $23 million as of March 31, 2019, from accrued liabilities and other accrued liabilities to operating lease right of use assets.

We recorded restructuring charges of $20 million in the second quarter of 2019 and $112 million in the second quarter of 2018 and $40 million in the first six months of 2019 and $164 million in the first six months of 2018 within asset impairment and exit costs and benefit plan non-service income. We spent $36 million in the second quarter of 2019 and $82 million in the second quarter of 2018 and $89 million in the first six months of 2019 and $161 million in the first six months of 2018 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 11, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments (including a transfer of onerous lease liabilities to operating lease ROU assets during the first quarter of 2019) totaling $6 million in the second quarter of 2019 and $14 million in the second quarter of 2018 and $35 million in the first six months of 2019 and $39 million in the first six months of 2018. At June 30, 2019, $248 million of our net restructuring liability was recorded within other current liabilities and $40 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $68 million in the second quarter of 2019 and $70 million in the second quarter of 2018 and $118 million in the first six months of 2019 and $132 million in the first six months of 2018. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three and six months ended June 30, 2019 and June 30, 2018, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America (1)	Corporate (2)	Total
	(in millions)
For the Three Months Ended June 30, 2019
Restructuring Costs	$7	$3	$11	$—	$(1)	$20
Implementation Costs	13	6	17	9	23	68
Total	$20	$9	$28	$9	$22	$88
For the Three Months Ended June 30, 2018
Restructuring Costs	$12	$17	$63	$14	$6	$112
Implementation Costs	15	8	13	21	13	70
Total	$27	$25	$76	$35	$19	$182
For the Six Months Ended June 30, 2019
Restructuring Costs	$7	$9	$11	$6	$7	$40
Implementation Costs	28	13	28	13	36	118
Total	$35	$22	$39	$19	$43	$158
For the Six Months Ended June 30, 2018
Restructuring Costs	$36	$23	$70	$26	$9	$164
Implementation Costs	30	20	29	38	15	132
Total	$66	$43	$99	$64	$24	$296
Total Project (3)
Restructuring Costs	$500	$526	$982	$459	$123	$2,590
Implementation Costs	247	181	373	345	314	1,460
Total	$747	$707	$1,355	$804	$437	$4,050

(1)
During 2019 and 2018, our North America region implementation costs included incremental costs that we incurred related to renegotiating collective bargaining agreements that expired in February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.

(2)	The Corporate column includes minor adjustments for pension settlement losses and rounding.

(3)	Includes all charges recorded since program inception on May 6, 2014 through June 30, 2019.

Note 9. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2019		As of December 31, 2018
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$3,543	2.6%	$3,054	2.9%
Bank loans	237	14.4%	138	10.5%
Total short-term borrowings	$3,780		$3,192

As of June 30, 2019, commercial paper issued and outstanding had between 1 and 59 days remaining to maturity. Commercial paper borrowings increased since year end primarily as a result of issuances to finance share repurchases during the year, dividend payments and the payment of long term debt maturities.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.7 billion at June 30, 2019 and $1.7 billion at December 31, 2018. Borrowings on these lines were $237 million at June 30, 2019 and $138 million at December 31, 2018.

Borrowing Arrangements:
On February 27, 2019, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 26, 2020. The agreement replaces our previous credit agreement that matured on February 27, 2019 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of June 30, 2019, no amounts were drawn on the facility.

On February 27, 2019, we entered into a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. This agreement replaces our $4.5 billion amended and restated five-year revolving credit agreement, dated as of October 14, 2016. The revolving credit agreement is scheduled to expire on February 27, 2024. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At June 30, 2019, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $36.6 billion. The revolving credit facility also contains customary representations, covenants and events to default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of June 30, 2019, no amounts were drawn on the facility.

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

Our weighted-average interest rate on our total debt was 2.4% as of June 30, 2019, 2.3% as of December 31, 2018 and 2.1% as of December 31, 2017.

Fair Value of Our Debt:
The fair value of our short-term borrowings at June 30, 2019 and December 31, 2018 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At June 30, 2019, the aggregate fair value of our total debt was $20,009 million and its carrying value was $19,219 million. At December 31, 2018, the aggregate fair value of our total debt was $18,650 million and its carrying value was $18,372 million.

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Interest expense, debt	$127	$115	$250	$217
Loss on debt extinguishment	—	140	—	140
Loss/(gain) related to interest rate swaps	—	5	—	(9)
Other (income)/expense, net	(26)	(12)	(69)	(20)
Interest and other expense, net	$101	$248	$181	$328

Other income includes amounts related to our net investment hedge derivative contracts that are excluded from hedge effectiveness and totaled $34 million and $67 million for the three and six months ended June 30, 2019 and $33 million and $50 million for the three and six months ended June 30, 2018.

Note 10. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2019		As of December 31, 2018
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$16	$453	$17	$355
Net investment hedge derivative contracts (1)	434	10	337	28
	$450	$463	$354	$383
Derivatives not designated as accounting hedges:
Currency exchange contracts	$40	$54	$72	$37
Commodity contracts	223	170	191	210
	$263	$224	$263	$247
Total fair value	$713	$687	$617	$630

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of June 30, 2019
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$(14)	$—	$(14)	$—
Commodity contracts	53	37	16	—
Interest rate contracts	(437)	—	(437)	—
Net investment hedge contracts	424	—	424	—
Total derivatives	$26	$37	$(11)	$—

	As of December 31, 2018
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$35	$—	$35	$—
Commodity contracts	(19)	(1)	(18)	—
Interest rate contracts	(338)	—	(338)	—
Net investment hedge contracts	309	—	309	—
Total derivatives	$(13)	$(1)	$(12)	$—

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

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of June 30, 2019	As of December 31, 2018
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,707	$3,239
Forecasted transactions	2,732	2,396
Commodity contracts	587	393
Interest rate contracts	7,661	8,679
Net investment hedges:
Net investment hedge derivative contracts	6,931	6,678
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,485	3,514
British pound sterling notes	334	336
Swiss franc notes	1,434	1,424
Canadian dollar notes	458	440

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Accumulated (loss)/gain at beginning of period	$(236)	$(159)	$(167)	$(113)
Transfer of realized losses/(gains) in fair value to earnings	12	5	12	(9)
Unrealized (loss)/gain in fair value	(74)	21	(143)	(11)
Accumulated (loss)/gain at end of period	$(298)	$(133)	$(298)	$(133)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Interest rate contracts	$(12)	$(5)	$(12)	$9

We recognized a loss of $12 million in the three and six months ended June 30, 2019 in the net loss on equity method investment transactions. Refer to Note 7, Equity Method Investments - JDE / Keurig Exchange. We recognized a loss of $5 million in the three months and a gain of $9 million in the six months ended June 30, 2018 in interest and other expense, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Currency exchange contracts – forecasted transactions	$3	$—	$3	$—
Interest rate contracts	(77)	21	(146)	(11)
Total	$(74)	$21	$(143)	$(11)

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

Based on current market conditions, we would expect to transfer losses of $89 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of June 30, 2019, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years and 4 months.

Hedges of Net Investments in International Operations:

Net investment hedge derivative contracts:
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of June 30, 2019 was $6.9 billion. The after-tax unrealized gain/(loss) on these net investment hedge contracts was recorded in the cumulative translation adjustment section of other comprehensive income and was $60 million for the three months and $74 million for the six months ended June 30, 2019 and $276 million for the three months and $265 million for the six months ended June 30, 2018. In addition, the after-tax realized gain/(loss) on net investment hedge contracts settled in the current period recorded in the cumulative translation adjustment section of other comprehensive income was $(7) million for the three months ended June 30, 2019. There were no after-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings in the three and six months ended June 30, 2019 and June 30, 2018. We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings. Amounts excluded from the assessment of hedge effectiveness were $34 million for the three months and $67 million for the six months ended June 30, 2019 and $33 million for the three months and $50 million for the six months ended June 30, 2018 and were recorded as income in interest and other expense, net. The cash flows from these contracts are reported as other investing activities in the condensed consolidated statement of cash flows.

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Euro notes	$(36)	$151	$22	$76
British pound sterling notes	7	21	1	8
Swiss franc notes	(21)	42	(8)	16
Canadian notes	(7)	6	(14)	4

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain/(Loss) Recognized in Earnings
	2019	2018	2019	2018
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$(50)	$7	$11	$14	Interest and other expense, net
Forecasted transactions	(25)	72	(20)	65	Cost of sales
Forecasted transactions	(1)	—	(1)	(5)	Interest and other expense, net
Forecasted transactions	(5)	(1)	(5)	(4)	Selling, general and administrative expenses
Commodity contracts	52	(48)	66	101	Cost of sales
Total	$(29)	$30	$51	$171

Note 11. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$9	$10	$30	$37
Interest cost	15	15	51	50
Expected return on plan assets	(22)	(22)	(101)	(114)
Amortization:
Net loss from experience differences	5	9	37	42
Prior service cost/(benefit)	1	—	(1)	(1)
Settlement losses and other expenses (1)	4	8	3	—
Net periodic pension cost	$12	$20	$19	$14

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$18	$22	$61	$75
Interest cost	31	30	102	102
Expected return on plan assets	(44)	(44)	(204)	(231)
Amortization:
Net loss from experience differences	10	20	75	84
Prior service cost/(credit)	1	1	(3)	(1)
Settlement losses and other expenses (1)	8	15	3	—
Net periodic pension cost	$24	$44	$34	$29

(1)
In connection with our Simplify to Grow Program, settlement losses and other expenses were $5 million for the three and six months ended June 30, 2019 and $3 million for the three and six months ended June 30, 2018. These losses were recorded within benefit plan non-service income on our condensed consolidated statements of earnings.

Employer Contributions:
During the six months ended June 30, 2019, we contributed $4 million to our U.S. pension plans and $131 million to our non-U.S. pension plans, including $74 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of June 30, 2019, over the remainder of 2019, we plan to make further contributions of approximately $1 million to our U.S. plans and approximately $101 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

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

During 2018, we executed a complete withdrawal from the Fund and recorded an estimate of the withdrawal liability. On July 11, 2019, we received a withdrawal liability assessment from the Fund totaling $526 million and requiring pro-rata monthly payments over 20 years. To meet this obligation, we will begin payments during the second half of 2019. Within selling, general and administrative expenses, we recorded a $35 million ($26 million net of tax) adjustment in the three months ended June 30, 2019 and a $408 million ($305 million net of tax) estimated charge in the three months ended June 30, 2018, related to the discounted withdrawal liability. As of June 30, 2019, the discounted withdrawal liability was $396 million, with $22 million recorded in other current liabilities and $374 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care benefit consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$2	$1	$3	$3
Interest cost	3	3	7	7
Amortization:
Net loss from experience differences	1	3	3	7
Prior service credit	(9)	(9)	(19)	(19)
Net periodic postretirement health care benefit	$(3)	$(2)	$(6)	$(2)

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$2	$1	$3	$3
Interest cost	1	1	2	2
Amortization of net gains	—	—	(1)	(1)
Net periodic postemployment cost	$3	$2	$4	$4

Note 12. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2019	43,818,830	$32.36	5 years	$371	million
Annual grant to eligible employees	4,793,570	47.72
Additional options issued	60,030	51.25
Total options granted	4,853,600	47.76
Options exercised (1)	(10,842,077)	27.03		$235	million
Options canceled	(697,437)	40.51
Balance at June 30, 2019	37,132,916	35.78	6 years	$673	million

(1)
Cash received from options exercised was $118 million in the three months and $293 million in the six months ended June 30, 2019. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $13 million in the three months and $29 million in the six months ended June 30, 2019.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2019	6,559,010		$42.19
Annual grant to eligible employees:		Feb 22, 2019
Performance share units	891,210		57.91
Deferred stock units	666,880		47.72
Additional shares granted (1)	115,353	Various	55.04
Total shares granted	1,673,443		53.65	$90	million
Vested (2)	(1,614,690)		36.61	$59	million
Forfeited (2)	(356,333)		44.36
Balance at June 30, 2019	6,261,430		46.56

(1)	Includes performance share units and deferred stock units.

(2)
Includes performance share units, deferred stock units and historically granted restricted stock. The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled less than $1 million in the three months and $2 million in the six months ended June 30, 2019.

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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2019, we had repurchased $15.0 billion of Common Stock pursuant to this authorization. During the six months ended June 30, 2019, we repurchased approximately 21 million shares of Common Stock at an average cost of $45.84 per share, or an aggregate cost of approximately $1.0 billion, all of which was paid during the period except for approximately $1 million settled in July 2019. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2019, we have $3.7 billion in remaining share repurchase capacity.

Note 13. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($54 million as of June 30, 2019) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority (the "Commissioner") issued an order denying the excise exemption that we claimed for the Indian facility for these periods and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($85 million as of June 30, 2019) plus accrued interest. We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015, December 2015 and October 2017 on the same issue but covering the periods January-October 2014, November 2014-September 2015 and October 2015-June 2017, respectively. These three notices added a total of 4.9 billion Indian rupees ($70 million as of June 30, 2019) of allegedly unpaid excise taxes subject to penalties up to an equivalent amount plus accrued interest. On May 25, 2019, the Commissioner issued an order denying the excise exemption that we claimed for the Indian facility for these three periods and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 9.3 billion Indian rupees ($135 million as of June 30, 2019) plus accrued interest. We plan to appeal this order. Interest will continue to accrue until the matters are resolved. With the implementation of the Goods and Services Tax in India in July 2017, we will not receive any further show cause notices for additional amounts on this issue. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process. As part of a continuing appeals process, we may be required to deposit an amount up to the equivalent of the total demand for unpaid excise taxes under the five show cause notices, which will be repaid if the proceedings conclude in our favor. We do not expect to be required to make any such deposit before 2020.

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court (the "Court") for the Northern District of Illinois, Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. The parties reached an agreement in principle to resolve the CFTC action and were instructed by the Court to submit a proposed consent order reflecting their agreement prior to May 28, 2019. On May 28, 2019, the Court held a hearing and entered an order continuing the matter until July 30, 2019. On July 30, 2019, the Court continued the status hearing until August 13, 2019. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action, and the plaintiffs are seeking class action certification; monetary damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the Northern District of Illinois. We are contesting the plaintiffs' request for class certification. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action. Although the CFTC action and the class action complaints involve the same alleged conduct, a resolution or decision with respect to one of the matters may not be dispositive as to the outcome of the other matter.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2019, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

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

Note 14. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $59 million in the second quarter of 2019 and $45 million in the second quarter of 2018 and $88 million in the first six months of 2019 and $72 million in the first six months of 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,412)	$(7,545)	$(8,603)	$(7,740)
Currency translation adjustments	(32)	(720)	136	(557)
Tax (expense)/benefit	(1)	(156)	21	(109)
Other comprehensive earnings/(losses)	(33)	(876)	157	(666)
Less: (earnings)/loss attributable to noncontrolling interests	(2)	12	(1)	(3)
Balance at end of period	(8,447)	(8,409)	(8,447)	(8,409)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,850)	$(2,150)	$(1,860)	$(2,144)
Net actuarial gain/(loss) arising during period	1	38	(23)	45
Tax (expense)/benefit on net actuarial gain/(loss)	1	(9)	7	(9)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	34	44	66	91
Settlement losses and other expenses (1)	24	8	28	15
Tax expense/(benefit) on reclassifications (2)	(11)	(12)	(18)	(25)
Currency impact	5	100	4	46
Other comprehensive earnings/(losses)	54	169	64	163
Balance at end of period	(1,796)	(1,981)	(1,796)	(1,981)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(236)	$(159)	$(167)	$(113)
Net derivative gains/(losses)	(86)	17	(163)	(12)
Tax (expense)/benefit on net derivative gain/(loss)	11	(4)	19	(4)
Losses/(gains) reclassified into net earnings:
Interest rate contracts (3)	12	7	12	(11)
Tax expense/(benefit) on reclassifications (2)	—	(2)	—	2
Currency impact	1	8	1	5
Other comprehensive earnings/(losses)	(62)	26	(131)	(20)
Balance at end of period	(298)	(133)	(298)	(133)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,498)	$(9,854)	$(10,630)	$(9,997)
Total other comprehensive earnings/(losses)	(41)	(681)	90	(523)
Less: (earnings)/loss attributable to noncontrolling interests	(2)	12	(1)	(3)
Other comprehensive earnings/(losses) attributable to Mondelēz International	(43)	(669)	89	(526)
Balance at end of period	$(10,541)	$(10,523)	$(10,541)	$(10,523)

(1)	These reclassified losses are included in the components of net periodic benefit costs disclosed in Note 11, Benefit Plans, and net loss on equity method investment transactions.

(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.

(3)	These reclassified gains or losses are recorded within interest and other expense, net and net loss on equity method investment transactions.

Note 15. Income Taxes

As of the second quarter of 2019, our estimated annual effective tax rate, which excludes discrete tax impacts, was 25.5%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2019 second quarter effective tax rate of 23.1% was impacted by a discrete net tax benefit of $8 million. The discrete net tax benefit primarily consisted of a $24 million net benefit from the release of uncertain tax positions due to the expirations of statutes of limitations and audit settlements in several jurisdictions, partially offset by $15 million expense from U.S. state legislative changes. Our effective tax rate for the six months ended June 30, 2019 of 21.2% was favorably impacted by discrete net tax benefits of $71 million, primarily driven by a $84 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

As of the second quarter of 2018, our estimated annual effective tax rate, which excluded discrete tax impacts, was 21.9%. This rate reflected our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2018 second quarter effective tax rate of 6.0% was favorably impacted by a discrete net tax benefit of $32 million. The discrete net tax benefit primarily consisted of a $27 million net benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions. Our effective tax rate for the six months ended June 30, 2018 of 25.1% was unfavorably impacted by net tax expense of $41 million from discrete one-time events. The discrete net tax expense primarily consisted of $86 million of additional transition tax liability recognized as an adjustment to the prior provisional estimate, offset by a $43 million net benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in various jurisdictions and a $22 million benefit from Argentinean refund claims.

Note 16. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Net earnings	$808	$320	$1,728	$1,372
Noncontrolling interest earnings	(1)	(2)	(7)	(8)
Net earnings attributable to Mondelēz International	$807	$318	$1,721	$1,364
Weighted-average shares for basic EPS	1,445	1,475	1,447	1,482
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	13	13	13	14
Weighted-average shares for diluted EPS	1,458	1,488	1,460	1,496
Basic earnings per share attributable to Mondelēz International	$0.56	$0.22	$1.19	$0.92
Diluted earnings per share attributable to Mondelēz International	$0.55	$0.21	$1.18	$0.91

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 4.2 million in the second quarter of 2019 and 12.7 million in the second quarter of 2018 and 7.3 million in the first six months of 2019 and 11.2 million in the first six months of 2018.

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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net revenues:
Latin America	$737	$774	$1,537	$1,665
AMEA	1,352	1,360	2,893	2,902
Europe	2,247	2,303	4,798	5,009
North America	1,726	1,675	3,372	3,301
Net revenues	$6,062	$6,112	$12,600	$12,877
Earnings before income taxes:
Operating income:
Latin America	$68	$92	$166	$218
AMEA	191	177	447	405
Europe	408	367	908	864
North America	407	(95)	726	180
Unrealized gains on hedging activities (mark-to-market impacts)	33	88	49	294
General corporate expenses	(79)	(91)	(188)	(155)
Amortization of intangibles	(43)	(44)	(87)	(88)
Net gain on divestitures	41	—	41	—
Acquisition-related costs	(1)	(13)	(1)	(13)
Operating income	1,025	481	2,061	1,705
Benefit plan non-service income	12	15	29	28
Interest and other expense, net	(101)	(248)	(181)	(328)
Earnings before income taxes	$936	$248	$1,909	$1,405

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, Note 2, Divestitures and Acquisitions, Note 4, Property, Plant and Equipment, Note 6, Goodwill and Intangible Assets, Note 8, Restructuring Program, and Note 13, Commitments and Contingencies. Also see Note 9, Debt and Borrowing

Arrangements, and Note 10, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended June 30, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$186	$405	$767	$1,451	$2,809
Chocolate	157	438	1,006	42	1,643
Gum & Candy	209	224	181	233	847
Beverages	108	169	20	—	297
Cheese & Grocery	77	116	273	—	466
Total net revenues	$737	$1,352	$2,247	$1,726	$6,062

	For the Three Months Ended June 30, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$192	$387	$810	$1,403	$2,792
Chocolate	161	440	1,003	46	1,650
Gum & Candy	224	236	200	226	886
Beverages	116	173	19	—	308
Cheese & Grocery	81	124	271	—	476
Total net revenues	$774	$1,360	$2,303	$1,675	$6,112

	For the Six Months Ended June 30, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$356	$866	$1,501	$2,823	$5,546
Chocolate	387	995	2,366	101	3,849
Gum & Candy	409	449	354	448	1,660
Beverages	231	341	46	—	618
Cheese & Grocery	154	242	531	—	927
Total net revenues	$1,537	$2,893	$4,798	$3,372	$12,600

	For the Six Months Ended June 30, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$375	$829	$1,605	$2,736	$5,545
Chocolate	404	1,013	2,426	103	3,946
Gum & Candy	448	471	386	462	1,767
Beverages	277	345	47	—	669
Cheese & Grocery	161	244	545	—	950
Total net revenues	$1,665	$2,902	$5,009	$3,301	$12,877

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

During 2018, we executed a complete withdrawal from the Fund and recorded an estimate of the withdrawal liability. On July 11, 2019, we received a withdrawal liability assessment from the Fund totaling $526 million and requiring pro-rata monthly payments over 20 years. To meet this obligation, we will begin payments during the second half of 2019. Within selling, general and administrative expenses, we recorded a $35 million ($26 million net of tax) adjustment in the three months ended June 30, 2019 and a $408 million ($305 million net of tax) estimated charge in the three months ended June 30, 2018, related to the discounted withdrawal liability, which as of June 30, 2019 was $396 million.

Adoption of New Lease Accounting Standard

As further described in Note 1, Basis of Presentation, we adopted the new lease accounting standard on January 1, 2019. The impact of adopting the standard included the initial recognition as of January 1, 2019, of $710 million of lease-related assets and $730 million of lease-related liabilities on our condensed consolidated balance sheet. The transition method we elected for adoption requires a cumulative effect adjustment to retained earnings as of January 1, 2019, which was not material.

Keurig Dr Pepper Transaction

On July 9, 2018, Keurig Green Mountain, Inc. ("Keurig") closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed Keurig Dr Pepper Inc. (NYSE: "KDP"), a publicly traded company. Following the close of the transaction, our 24.2% investment in Keurig together with our shareholder loan receivable became a 13.8% investment in KDP. During the fourth quarter of 2018, KDP finalized its opening balance sheet and we recorded a preliminary pre-tax gain of $778 million reported as a gain on equity method transaction and $192 million of deferred tax expense reported in the provision for income taxes (or $586 million after-tax gain) related to the change in our ownership interest. Also, during the first quarter of 2019, we recognized a $23 million pre-tax gain related to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%. In connection with the KDP transaction in the third quarter of 2018, we changed our accounting principle to reflect our share of Keurig's historical and KDP's ongoing earnings on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of KDP’s ongoing results once KDP has publicly reported its results. This change in accounting principle was applied retrospectively to all periods. While our operating income did not change, equity method investment net earnings, net earnings and earnings per share have been adjusted to reflect the lag across all reported periods. Refer to Note 7, Equity Method Investments, for additional information.

U.S. Tax Reform

On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. federal tax rate from 35% to 21%, as well as provisions that limit or eliminate various deductions or credits. The legislation causes U.S. allocated expenses (e.g. interest and general administrative expenses) to be taxed and imposes a new tax on U.S. cross-border payments. Furthermore, the legislation includes a one-time transition tax on accumulated foreign earnings and profits. While clarifying guidance was issued by the Internal Revenue Service ("IRS") during 2018, further tax legislative guidance is expected during 2019.

Our estimated annual effective tax rate for 2019 is 25.5%, which includes the new provisions of the legislation but excludes discrete tax items such as the impacts of expirations of statutes of limitations and audit settlements. Refer to Note 15, Income Taxes, for more information on our current year estimated annual effective tax rate and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of U.S. tax reform.

Summary of Results

•
Net revenues decreased 0.8% to $6.1 billion in the second quarter of 2019 and decreased 2.2% to $12.6 billion in the first six months of 2019 as compared to the same periods in the prior year. During the second quarter and the first six months of 2019, net revenues were negatively impacted by unfavorable currency translation, as the U.S. dollars strengthened against several currencies in which we operate compared to exchange rates in the prior year, and the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa. These unfavorable items were partially offset by the impact of higher net pricing and favorable volume/mix as well as our June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop.

•
Organic Net Revenue, a non-GAAP financial measure, increased 4.6% to $6.4 billion in the second quarter of 2019 and increased 4.1% to $13.3 billion in the first six months of 2019 as compared to same periods in the prior year. During the second quarter and the first six months of 2019, Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Refer to our Discussion and Analysis of Historical Results, including the Results of Operations by Reportable Segment for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•
Diluted EPS attributable to Mondelēz International increased 161.9% to $0.55 in the second quarter of 2019 and increased 29.7% to $1.18 in the first six months of 2019 as compared to the same periods in the prior year. The diluted EPS increase in the second quarter of 2019 was primarily driven by lapping the prior-year impact from pension participation changes, lapping the prior-year loss on debt extinguishment, lower Simplify to Grow program costs, a gain on a divestiture in the second quarter of 2019, an increase in equity method investment earnings, a benefit from current-year pension participation changes and operating gains, partially offset by unfavorable year-over-year change in mark-to-market impacts from currency and commodity derivatives and unfavorable currency translation. The diluted EPS increase during the first six months of 2019 was primarily driven by lapping the prior-year impact from pension participation changes, lower Simplify to Grow program costs, lapping the prior-year loss on debt extinguishment, lapping the prior-year U.S. tax reform discrete net tax expense, operating gains, an increase in equity method investment earnings, fewer shares outstanding and a benefit from current-year pension participation changes, partially offset by unfavorable year-over-year change in mark-to-market impacts from currency and commodity derivatives and unfavorable currency translation.

•
Adjusted EPS, a non-GAAP financial measure, increased 3.6% to $0.57 in the second quarter of 2019 and increased 4.3% to $1.22 in the first six months of 2019 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 9.1% to $0.60 in the second quarter of 2019 and increased 12.0% to $1.31 in the first six months of 2019 as compared to the same periods in the prior year. For the second quarter of 2019, an increase in equity method investment earnings, operating gains and lower shares outstanding were significant drivers of growth. For the first six months of 2019, operating gains, an increase in equity method investment earnings, fewer shares outstanding, lower taxes and lower interest drove the growth. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

•	Market conditions. Snack categories continued to grow in the second quarter of 2019. Volatility in the global currency and commodity markets also continued.

•
Brexit. We continue to monitor the U.K. planned exit from the European Union ("Brexit"), the deadline for which has been extended through October 31, 2019. We continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Our exposure to disruptions to our supply chain, the imposition of tariffs and currency devaluation in the United Kingdom could result in a material impact to our consolidated revenue, earnings and cash flow. In the six months ended June 30, 2019, we generated 8.4% of our consolidated net revenues in the United Kingdom, and our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. The volatility in foreign currencies and other markets is expected to continue as the United Kingdom executes its exit from the European Union. If the U.K.'s membership in the European Union terminates without an agreement, there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and European Union, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. If the ultimate terms of the U.K.’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We have taken measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks. Resulting impacts and market volatility can vary significantly depending on the final terms of the U.K.’s exit agreement from the European Union.

•
Collective bargaining agreements. In the fourth quarter of 2018, we executed a complete withdrawal from the Fund and recorded an estimate of the withdrawal liability. On July 11, 2019, we received a withdrawal liability assessment from the Fund totaling $526 million and requiring pro-rata monthly payments over 20 years. To meet this obligation, we will begin payments during the second half of 2019. As of June 30, 2019, our discounted withdrawal liability was $396 million, with $22 million payable in the next twelve months.

•
U.S. tax reform. While the 2017 U.S. tax reform reduced the U.S. corporate tax rate and included some beneficial provisions, other provisions have, and in the future will have, an adverse effect on our results. We continue to evaluate the impacts as additional guidance on implementing the legislation becomes available.

•
Argentina. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, on July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries. We recorded a remeasurement loss of $1 million during the six months ended June 30, 2019 related to the revaluation of our Argentinian peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Argentinian pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2019	2018	2019	2018
		(in millions, except percentages)
Net loss on equity method investment transactions	Note 7	$(25)	$—	$(2)	$—
Simplify to Grow Program	Note 8
Restructuring charges		(20)	(112)	(40)	(164)
Implementation charges		(68)	(70)	(118)	(132)
(Loss)/gain related to interest rate swaps	Note 9 & 10	—	(5)	—	9
Loss on debt extinguishment	Note 9	—	(140)	—	(140)
Remeasurement of net monetary position	Note 1	1	—	(1)	—
CEO transition remuneration (1)		(3)	(10)	(6)	(14)
Acquisition and divestiture-related costs
Acquisition-related costs		(1)	(13)	(1)	(13)
Acquisition integration costs		—	(2)	—	(3)
Net gain on divestiture		41	—	41	—
Divestiture-related costs		(11)	—	(10)	3
Mark-to-market gains from derivatives	Note 10	33	88	49	294
Impact from resolution of tax matters	Note 13	—	(15)	—	(15)
Impact from pension participation changes	Note 11	35	(408)	35	(408)
Equity method investee acquisition- related and other adjustments (2)		15	7	32	(106)
U.S. tax reform discrete net tax impacts	Note 15	(1)	2	(2)	(87)
Effective tax rate	Note 15	23.1%	6.0%	21.2%	25.1%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item for additional information.

(2)	Amount for the six months ended June 30, 2018 primarily relates to a deferred tax benefit Keurig recorded as a result of U.S. tax reform.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30:

	For the Three Months Ended June 30,
	2019	2018	$ change	% change
	(in millions, except per share data)
Net revenues	$6,062	$6,112	$(50)	(0.8)%
Operating income	1,025	481	544	113.1%
Net earnings attributable to Mondelēz International	807	318	489	153.8%
Diluted earnings per share attributable to Mondelēz International	0.55	0.21	0.34	161.9%

Net Revenues – Net revenues decreased $50 million (0.8%) to $6,062 million in the second quarter of 2019, and Organic Net Revenue (1) increased $278 million (4.6%) to $6,358 million. Emerging markets net revenues decreased 1.6%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 7.6%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2019
Change in net revenues (by percentage point)
Total change in net revenues	(0.8)%
Add back the following items affecting comparability:
Unfavorable currency	5.5	pp
Impact of divestiture	0.1	pp
Impact of acquisition	(0.2	)pp
Total change in Organic Net Revenue (1)	4.6%
Higher net pricing	3.0	pp
Favorable volume/mix	1.6	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decrease of 0.8% was driven by unfavorable currency and the impact of a divestiture, partially offset by our underlying Organic Net Revenue growth of 4.6% and the impact of an acquisition. Unfavorable currency impacts decreased net revenues by $333 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinian peso, euro, British sterling pound, Brazilian real, Chinese yuan, Australian dollar and Turkish lira. The impact of the divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019 resulted in a year-over-year decline in net revenues of $10 million. Our underlying Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2018 as well as the effects of input cost-driven pricing actions taken during 2019. Higher net pricing was reflected in all regions. Favorable volume/mix was reflected in Europe and AMEA, partially offset by unfavorable volume/mix in North America and Latin America. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $15 million in the second quarter of 2019. Refer to Note 2, Divestitures and Acquisitions, for additional information.

Operating Income – Operating income increased $544 million (113.1%) to $1,025 million in the second quarter of 2019, Adjusted Operating Income (1) decreased $8 million (0.8%) to $1,008 million and Adjusted Operating Income on a constant currency basis (1) increased $41 million (4.0%) to $1,057 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended June 30, 2018	$481
Simplify to Grow Program (2)	179
Mark-to-market gains from derivatives (3)	(88)
Acquisition integration costs (4)	2
Acquisition-related costs (5)	13
Operating income from divestiture (5)	(2)
Impact from pension participation changes (6)	408
Impact from resolution of tax matters (7)	11
CEO transition remuneration (1)	10
Other/rounding	2
Adjusted Operating Income (1) for the Three Months Ended June 30, 2018	$1,016
Higher net pricing	180
Higher input costs	(116)
Favorable volume/mix	35
Higher selling, general and administrative expenses	(57)
Impact from acquisition (5)	1
VAT-related expense	(2)
Total change in Adjusted Operating Income (constant currency) (1)	41	4.0%
Unfavorable currency translation	(49)
Total change in Adjusted Operating Income (1)	(8)	(0.8)%
Adjusted Operating Income (1) for the Three Months Ended June 30, 2019	$1,008
Simplify to Grow Program (2)	(83)
Mark-to-market gains from derivatives (3)	33
Acquisition-related costs	(1)
Divestiture-related costs (5)	(11)
Operating income from divestiture (5)	5
Net gain on divestiture (5)	41
Remeasurement of net monetary position (8)	1
Impact from pension participation changes (6)	35
CEO transition remuneration (1)	(3)
Operating Income for the Three Months Ended June 30, 2019	$1,025	113.1%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 8, Restructuring Program, for more information.

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

(5)
Refer to Note 2, Divestitures and Acquisitions, for more information on the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa and the June 7, 2018 acquisition of Tate's Bake Shop.

(6)	Refer to Note 11, Benefit Plans, for more information.

(7)	Refer to Note 13, Commitments and Contingencies – Tax Matters, for more information.

(8)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

During the second quarter of 2019, we realized higher net pricing, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2018 as well as the effects of input cost-driven pricing actions taken during 2019, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs due to productivity efforts. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials as well as higher packaging, dairy, grains and energy costs. Favorable volume/mix was driven by Europe, Latin America and AMEA, which was partially offset by unfavorable volume/mix in North America.

Total selling, general and administrative expenses decreased $477 million from the second quarter of 2018, due to a number of factors noted in the table above, including in part, the lapping of the prior-year impact from pension participation changes, favorable currency impact, benefit from current-year pension participation changes, lower acquisition-related costs, lower CEO transition remuneration and lower implementation costs incurred for the Simplify to Grow program, partially offset by the impact of an acquisition. Excluding these factors, selling, general and administrative expenses increased $57 million from the second quarter of 2018. The increase was driven by higher advertising and consumer promotion costs, partially offset by lower overhead costs due to cost reduction efforts.

Unfavorable currency changes decreased operating income by $49 million due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, Argentinian peso and British pound sterling.

Operating income margin increased from 7.9% in the second quarter of 2018 to 16.9% in the second quarter of 2019. The increase in operating income margin was driven primarily by the lapping of the prior-year impact from pension participation changes, lower Simplify to Grow Program costs, a gain on divestiture, benefit from current-year pension participation changes and lower acquisition-related costs, partially offset by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities and current-year divestiture-related costs. Adjusted Operating Income margin for the second quarter of 2019 was flat to the second quarter of 2018 at 16.7%. Adjusted Operating Income margin was unchanged as higher net pricing, lower manufacturing costs and overhead leverage were offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $807 million increased by $489 million (153.8%) in the second quarter of 2019. Diluted EPS attributable to Mondelēz International was $0.55 in the second quarter of 2019, up $0.34 (161.9%) from the second quarter of 2018. Adjusted EPS (1) was $0.57 in the second quarter of 2019, up $0.02 (3.6%) from the second quarter of 2018. Adjusted EPS on a constant currency basis (1) was $0.60 in the second quarter of 2019, up $0.05 (9.1%) from the second quarter of 2018.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2018	$0.21
Simplify to Grow Program (2)	0.09
Mark-to-market gains from derivatives (2)	(0.05)
Acquisition integration costs (2)	—
Acquisition-related costs (2)	0.01
Net earnings from divestiture (2)	—
Impact from pension participation changes (2)	0.20
Impact from resolution of tax matters (2)	—
CEO transition remuneration (2)	0.01
Loss on debt extinguishment (3)	0.07
Equity method investee acquisition-related and other adjustments (4)	0.01
Adjusted EPS (1) for the Three Months Ended June 30, 2018	$0.55
Increase in operations	0.02
Increase in equity method investment net earnings	0.03
Changes in income taxes (5)	(0.01)
Changes in shares outstanding (6)	0.01
Adjusted EPS (constant currency) (1) for the Three Months Ended June 30, 2019	$0.60
Unfavorable currency translation	(0.03)
Adjusted EPS (1) for the Three Months Ended June 30, 2019	$0.57
Simplify to Grow Program (2)	(0.05)
Mark-to-market gains from derivatives (2)	0.02
Acquisition-related costs (2)	—
Divestiture-related costs (2)	(0.01)
Net earnings from divestiture (2)	—
Net gain on divestiture (2)	0.03
Remeasurement of net monetary position (2)	—
Impact from pension participation changes (2)	0.02
CEO transition remuneration (2)	—
Net loss on equity method investment transactions (7)	(0.02)
Equity method investee acquisition-related and other adjustments (4)	(0.01)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2019	$0.55

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

(4)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

(5)	Refer to Note 15, Income Taxes, for more information on the items affecting income taxes.

(6)
Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 16, Earnings per Share, for earnings per share weighted-average share information.

(7)	Refer to Note 7, Equity Method Investments, for more information on the net loss on equity method investment transactions.

Six Months Ended June 30:

	For the Six Months Ended June 30,
	2019	2018	$ change	% change
	(in millions, except per share data)
Net revenues	$12,600	$12,877	$(277)	(2.2)%
Operating income	2,061	1,705	356	20.9%
Net earnings attributable to Mondelēz International	1,721	1,364	357	26.2%
Diluted earnings per share attributable to Mondelēz International	1.18	0.91	0.27	29.7%

Net Revenues – Net revenues decreased $277 million (2.2%) to $12,600 million in the first six months of 2019, and Organic Net Revenue (1) increased $527 million (4.1%) to $13,341 million. Emerging markets net revenues decreased 2.4%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 8.0%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2019
Change in net revenues (by percentage point)
Total change in net revenues	(2.2)%
Add back the following items affecting comparability:
Unfavorable currency	6.5	pp
Impact of divestiture	0.1	pp
Impact of acquisition	(0.3	)pp
Total change in Organic Net Revenue (1)	4.1%
Higher net pricing	2.5	pp
Favorable volume/mix	1.6	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decrease of 2.2% was driven by unfavorable currency and the impact of a divestiture, partially offset by our underlying Organic Net Revenue growth of 4.1% and the impact of an acquisition. Unfavorable currency impacts decreased net revenues by $831 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinian peso, euro, Brazilian real, British sterling pound, Australian dollar, Chinese yuan, Indian rupee and Russian ruble. The impact of the divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019 resulted in a year-over-year decline in net revenues of $8 million. Our underlying Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2018 as well as the effects of input cost-driven pricing actions taken during the first six months of 2019. Higher net pricing was reflected in all regions. Favorable volume/mix was reflected in Europe and AMEA, partially offset by unfavorable volume/mix in North America and Latin America. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $35 million in the first six months of 2019. Refer to Note 2, Divestitures and Acquisitions, for additional information.

Operating Income – Operating income increased $356 million (20.9%) to $2,061 million in the first six months of 2019, Adjusted Operating Income (1) decreased $45 million (2.1%) to $2,098 million and Adjusted Operating Income on a constant currency basis (1) increased $91 million (4.2%) to $2,234 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Six Months Ended June 30, 2018	$1,705
Simplify to Grow Program (2)	293
Mark-to-market gains from derivatives (3)	(294)
Acquisition integration costs (4)	3
Acquisition-related costs (5)	13
Divestiture-related costs (5)	(3)
Operating income from divestiture (5)	(8)
Impact from pension participation changes (6)	408
Impact from resolution of tax matters (7)	11
CEO transition remuneration (1)	14
Other/rounding	1
Adjusted Operating Income (1) for the Six Months Ended June 30, 2018	$2,143
Higher net pricing	316
Higher input costs	(172)
Favorable volume/mix	71
Higher selling, general and administrative expenses	(95)
Impact from acquisition (5)	4
VAT-related settlements	(32)
Other	(1)
Total change in Adjusted Operating Income (constant currency) (1)	91	4.2%
Unfavorable currency translation	(136)
Total change in Adjusted Operating Income (1)	(45)	(2.1)%
Adjusted Operating Income (1) for the Six Months Ended June 30, 2019	$2,098
Simplify to Grow Program (2)	(153)
Mark-to-market gains from derivatives (3)	49
Acquisition-related costs	(1)
Divestiture-related costs (5)	(10)
Operating income from divestiture (5)	9
Net gain on divestiture (5)	41
Remeasurement of net monetary position (8)	(1)
Impact from pension participation changes (6)	35
CEO transition remuneration	(6)
Operating Income for the Six Months Ended June 30, 2019	$2,061	20.9%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 8, Restructuring Program, for more information.

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

(5)
Refer to Note 2, Divestitures and Acquisitions, for more information on the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa and the June 7, 2018 acquisition of Tate's Bake Shop.

(6)	Refer to Note 11, Benefit Plans, for more information.

(7)	Refer to Note 13, Commitments and Contingencies – Tax Matters, for more information.

(8)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

During the first six months of 2019, we realized higher net pricing, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2018 as well as the effects of input cost-driven pricing actions taken during the first six months of 2019, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs due to productivity efforts. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher packaging, energy, dairy, grains and oils costs, partially offset by lower costs for sugar, cocoa and nuts. Favorable volume/mix was driven by Europe and AMEA, which was partially offset by unfavorable volume/mix in North America and Latin America.

Total selling, general and administrative expenses decreased $511 million from the first six months of 2018, due to a number of factors noted in the table above, including in part, the lapping of the prior-year impact from pension participation changes, favorable currency impact, the benefit from current-year pension participation changes, lower implementation costs incurred for the Simplify to Grow program, lower acquisition-related costs, the lapping of a prior-year expense from the resolution of a tax matter and lower CEO transition remuneration. These decreases were partially offset by the lapping of a benefit from a prior-year value-added tax (“VAT”) related settlement, higher divestiture-related costs, a VAT cost settlement in 2019 and the impact of an acquisition. Excluding these factors, selling, general and administrative expenses increased $95 million from the first six months of 2018. The increase was driven primarily by higher advertising and consumer promotion costs, partially offset by lower overhead costs due to productivity efforts.

We recorded an expense of $11 million from a VAT-related settlement in Latin America in the first six months of 2019 and a benefit of $21 million from a VAT-related settlement in Latin America in the first six months of 2018. Favorable currency changes decreased operating income by $136 million due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, Argentinian peso, British pound sterling, Brazilian real, Australian dollar and Indian rupee.

Operating income margin increased from 13.2% in the first six months of 2018 to 16.4% in the first six months of 2019. The increase in operating income margin was driven primarily by the lapping of the prior-year impact from pension participation changes, lower Simplify to Grow Program costs, a gain on divestiture, the benefit from current-year pension participation changes and lower acquisition-related costs, partially offset by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities and higher divestiture-related costs. Adjusted Operating Income margin for first six months of 2019 was flat to the first six months of 2018 at 16.7%. Adjusted Operating Income margin was unchanged as higher pricing, lower manufacturing costs and overhead leverage were offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,721 million increased by $357 million (26.2%) in the first six months of 2019. Diluted EPS attributable to Mondelēz International was $1.18 in the first six months of 2019, up $0.27 (29.7%) from the first six months of 2018. Adjusted EPS (1) was $1.22 in the first six months of 2019, up $0.05 (4.3%) from the first six months of 2018. Adjusted EPS on a constant currency basis (1) was $1.31 in the first six months of 2019, up $0.14 (12.0%) from the first six months of 2018.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2018	$0.91
Simplify to Grow Program (2)	0.15
Mark-to-market gains from derivatives (2)	(0.17)
Acquisition integration costs (2)	—
Acquisition-related costs (2)	0.01
Divestiture-related costs (2)	—
Net earnings from divestiture (2)	(0.01)
Impact from pension participation changes (2)	0.20
Impact from resolution of tax matters (2)	—
CEO transition remuneration (2)	0.01
Gain related to interest rate swaps (3)	(0.01)
Loss on debt extinguishment (4)	0.07
U.S. tax reform discrete net tax expense (5)	0.06
Equity method investee acquisition-related and other adjustments (6)	(0.05)
Adjusted EPS (1) for the Six Months Ended June 30, 2018	$1.17
Increase in operations	0.06
Increase in equity method investment net earnings	0.04
VAT-related settlements	(0.01)
Changes in interest and other expense, net (7)	0.01
Changes in income taxes (8)	0.01
Changes in shares outstanding (9)	0.03
Adjusted EPS (constant currency) (1) for the Six Months Ended June 30, 2019	$1.31
Unfavorable currency translation	(0.09)
Adjusted EPS (1) for the Six Months Ended June 30, 2019	$1.22
Simplify to Grow Program (2)	(0.08)
Mark-to-market gains from derivatives (2)	0.03
Acquisition-related costs (2)	—
Divestiture-related costs (2)	(0.01)
Net earnings from divestiture (2)	0.01
Net gain on divestiture (2)	0.03
Remeasurement of net monetary position (2)	—
Impact from pension participation changes (2)	0.02
CEO transition remuneration (2)	(0.01)
Net loss on equity method investment transactions (10)	(0.01)
Equity method investee acquisition-related and other adjustments (6)	(0.02)
Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2019	$1.18

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 10, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(4)	Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

(5)	Refer to Note 15, Income Taxes, and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of the U.S. tax reform.

(6)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and KDP or Keurig equity method investees.

(7)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt, which is included in currency translation.

(8)	Refer to Note 15, Income Taxes, for more information on the items affecting income taxes.

(9)
Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 16, Earnings per Share, for earnings per share weighted-average share information.

(10)	Refer to Note 7, Equity Method Investments, for more information on the net loss on equity method investment transactions.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four operating segments:

•	Latin America

•	AMEA

•	Europe

•	North America

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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net revenues:
Latin America	$737	$774	$1,537	$1,665
AMEA	1,352	1,360	2,893	2,902
Europe	2,247	2,303	4,798	5,009
North America	1,726	1,675	3,372	3,301
Net revenues	$6,062	$6,112	$12,600	$12,877
Earnings before income taxes:
Operating income:
Latin America	$68	$92	$166	$218
AMEA	191	177	447	405
Europe	408	367	908	864
North America	407	(95)	726	180
Unrealized gains on hedging activities (mark-to-market impacts)	33	88	49	294
General corporate expenses	(79)	(91)	(188)	(155)
Amortization of intangibles	(43)	(44)	(87)	(88)
Net gain on divestitures	41	—	41	—
Acquisition-related costs	(1)	(13)	(1)	(13)
Operating income	1,025	481	2,061	1,705
Benefit plan non-service income	12	15	29	28
Interest and other expense, net	(101)	(248)	(181)	(328)
Earnings before income taxes	$936	$248	$1,909	$1,405

Latin America

	For the Three Months Ended June 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$737	$774	$(37)	(4.8)%
Segment operating income	68	92	(24)	(26.1)%

	For the Six Months Ended June 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$1,537	$1,665	$(128)	(7.7)%
Segment operating income	166	218	(52)	(23.9)%

Three Months Ended June 30:

Net revenues decreased $37 million (4.8%), due to unfavorable currency (15.7 pp) and unfavorable volume/mix (0.6 pp), partially offset by higher net pricing (11.5 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Argentinian peso and Brazilian real. Unfavorable volume/mix was due to the impact of pricing-related elasticity, partially offset by lapping the negative impact of the last year's Brazil trucking strike. Unfavorable volume/mix was driven by declines in candy and cheese & grocery, partially offset by gains in chocolate, gum, biscuits and refreshment beverages. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $24 million (26.1%), primarily due to higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency and higher manufacturing costs. These unfavorable items were partially offset by higher net pricing, favorable volume/mix, lower other selling, general and administrative expenses and lower costs incurred for the Simplify to Grow Program.

Six Months Ended June 30:

Net revenues decreased $128 million (7.7%), due to unfavorable currency (17.2 pp) and unfavorable volume/mix (1.1 pp), partially offset by higher net pricing (10.6 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Argentinian peso and Brazilian real. Unfavorable volume/mix was due to the impact of pricing-related elasticity, partially offset by lapping the negative impact of last year's Brazil trucking strike. Unfavorable volume/mix was driven by declines in candy, refreshment beverages, cheese & grocery and gum, partially offset by gains in chocolate and biscuits. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $52 million (23.9%), primarily due to higher raw material costs, unfavorable currency, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses (including lapping the benefit from a VAT-related settlement in 2018 and the expense of a VAT-related settlement in 2019), higher manufacturing costs and unfavorable volume/mix. These unfavorable items were partially offset by higher net pricing and lower costs incurred for the Simplify to Grow Program.

AMEA

	For the Three Months Ended June 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$1,352	$1,360	$(8)	(0.6)%
Segment operating income	191	177	14	7.9%

	For the Six Months Ended June 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$2,893	$2,902	$(9)	(0.3)%
Segment operating income	447	405	42	10.4%

Three Months Ended June 30:

Net revenues decreased $8 million (0.6%), due to unfavorable currency (4.5 pp) and the impact of a divestiture (0.8 pp), partially offset by favorable volume/mix (2.8 pp) and higher net pricing (1.9 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Chinese yuan, Australian dollar, South African rand and Indian rupee. The divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019, resulted in a year-over-year decline in net revenues of $10 million for the second quarter of 2019. Favorable volume/mix was driven by gains in biscuits and chocolate, partially offset by declines in refreshment beverages, candy, gum and cheese & grocery. Higher net pricing was reflected across all categories.

Segment operating income increased $14 million (7.9%), primarily due to higher net pricing, lower manufacturing costs, lower costs incurred for the Simplify to Grow Program and favorable volume/mix. These favorable items were partially offset by higher advertising and consumer promotion costs, higher raw material costs, unfavorable currency and divestiture-related costs incurred.

Six Months Ended June 30:

Net revenues decreased $9 million (0.3%), due to unfavorable currency (5.5 pp) and the impact of a divestiture (0.3 pp), mostly offset by favorable volume/mix (4.1 pp) and higher net pricing (1.4 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Australian dollar, Chinese yuan, Indian rupee and South African rand. The divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019, resulted in a year-over-year decline in net revenues of $8 million for the first six months of 2019. Favorable volume/mix was driven by gains across all categories except candy. Higher net pricing was reflected across all categories.

Segment operating income increased $42 million (10.4%), primarily due to lower manufacturing costs, favorable volume/mix, higher net pricing, lower costs incurred for the Simplify to Grow Program and lower other selling, general and administrative expenses. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency and divestiture-related costs incurred.

Europe

	For the Three Months Ended June 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$2,247	$2,303	$(56)	(2.4)%
Segment operating income	408	367	41	11.2%

	For the Six Months Ended June 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$4,798	$5,009	$(211)	(4.2)%
Segment operating income	908	864	44	5.1%

Three Months Ended June 30:

Net revenues decreased $56 million (2.4%), due to unfavorable currency (6.3 pp), partially offset by favorable volume/mix (3.6 pp) and higher net pricing (0.3 pp). Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, including the euro, British pound sterling, Turkish lira and Russian ruble. Favorable volume/mix was driven by gains in chocolate, cheese & grocery, refreshment beverages and biscuits, mostly offset by declines in gum and candy. Higher net pricing was reflected in all categories except chocolate and cheese & grocery.

Segment operating income increased $41 million (11.2%), primarily due to lower costs incurred for the Simplify to Grow Program, favorable volume/mix, lower manufacturing costs, lower other selling, general and administrative expenses and higher net pricing. These favorable items were partially offset by unfavorable currency, higher advertising and consumer promotion costs and higher raw material costs.

Six Months Ended June 30:

Net revenues decreased $211 million (4.2%), due to unfavorable currency (7.5 pp), partially offset by favorable volume/mix (3.1 pp) and higher net pricing (0.2 pp). Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, primarily the euro, British pound sterling, Russian ruble and Turkish lira. Favorable volume/mix was driven by gains across all categories except gum. Higher net pricing was driven by gum and candy, mostly offset by lower net pricing in biscuits, chocolate, cheese & grocery and refreshment beverages.

Segment operating income increased $44 million (5.1%), primarily due to favorable volume/mix, lower costs incurred for the Simplify to Grow Program, lower manufacturing costs, lower other selling, general and administrative expenses and higher pricing. These favorable items were partially offset by unfavorable currency, higher advertising and consumer promotion costs and higher raw material costs.

North America

	For the Three Months Ended June 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$1,726	$1,675	$51	3.0%
Segment operating income	407	(95)	502	528.4%

	For the Six Months Ended June 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$3,372	$3,301	$71	2.2%
Segment operating income	726	180	546	303.3%

Three Months Ended June 30:

Net revenues increased $51 million (3.0%), due to higher net pricing (3.5 pp) and the impact of an acquisition (0.9 pp), partially offset by unfavorable volume/mix (1.0 pp) and unfavorable currency (0.4 pp). Higher net pricing was reflected in biscuits, candy and gum, partially offset by lower net pricing in chocolate. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added incremental net revenues of $15 million in the second quarter of 2018. Unfavorable volume/mix was driven by declines across all categories except candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $502 million (528.4%), primarily due to lapping prior-year pension participation changes, higher net pricing, benefit from current-year pension participation changes, lower costs incurred for the Simplify to Grow Program and lower manufacturing costs. These favorable items were partially offset by higher raw material costs, higher advertising and promotion costs and unfavorable volume/mix.

Six Months Ended June 30:

Net revenues increased $71 million (2.2%), due to higher net pricing (2.8 pp) and the impact of an acquisition (1.1 pp), partially offset by unfavorable volume/mix (1.3 pp) and unfavorable currency (0.4 pp). Higher net pricing was reflected across all categories. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added incremental net revenues of $35 million in the first six months of 2019. Unfavorable volume/mix was driven by declines across all categories. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $546 million (303.3%), primarily due to lapping prior-year pension participation changes, higher net pricing, lower costs incurred for the Simplify to Grow Program, benefit from current-year pension participation changes, lower manufacturing costs and the impact from the acquisition of Tate's Bake Shop. These favorable items were partially offset by unfavorable volume/mix, higher raw material costs and higher advertising and promotion costs.

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

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $1,046 million in the first six months of 2019 and $1,182 million in the first six months of 2018. The decrease in net cash provided by operating activities was due primarily to increased working capital requirements including higher tax payments, partially offset by higher earnings and lower pension contributions.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $267 million in the first six months of 2019 and $1,041 million in the first six months of 2018. The decrease in net cash used in investing activities compared to the first six months of 2018 primarily relates to lapping the cash payment to acquire the Tate's Bake Shop business in the second quarter of 2018, cash proceeds primarily from the divestiture of our cheese business in the Middle East and Africa, lower capital expenditures and increased cash received as a result of the settlement and replacement of several net investment hedge derivative contracts. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2019 capital expenditures to be up to $1.0 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures from operations.

Net Cash (Used in)/Provided by Financing Activities:
Net cash used in financing activities was $639 million in the first six months of 2019 and net cash provided by financing activities was $389 million in the first six months of 2018. The decrease was primarily due to lower net debt issuances and higher dividends paid in the first six months of 2019, partially offset by lower share repurchases.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 9, Debt and Borrowing Arrangements, for details of our debt activity during the first six months of 2019. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 73.0% (or $9.2 billion) of the $12.6 billion of consolidated net revenue in the six months ended June 30, 2019. The operations held by MIHN represented approximately 84.4% (or $22.1 billion) of the $26.2 billion of net assets as of June 30, 2019 and 80.5% (or $20.7 billion) of the $25.7 billion of net assets as of December 31, 2018.

On February 1, 2019, our Board of Directors approved a new $5.0 billion long-term financing authority to replace the prior authority. As of June 30, 2019, we had $4.4 billion of long-term financing authority remaining.

In the next 12 months, we expect approximately $3.7 billion of long-term debt will mature as follows: $2.3 billion in October 2019, $427 million in February 2020, $230 million in March 2020 and $750 million in May 2020. We expect to fund these repayments with a combination of cash from operations and long-term debt.

Our total debt was $19.2 billion at June 30, 2019 and $18.4 billion at December 31, 2018. Our debt-to-capitalization ratio was 0.42 at June 30, 2019 and 0.42 at December 31, 2018. At June 30, 2019, the weighted-average term of our outstanding long-term debt was 5.5 years. Our average daily commercial paper borrowings outstanding were $4.2 billion in the first six months of 2019 and $4.6 billion in the first six months of 2018. We had commercial paper outstanding totaling $3.5 billion as of June 30, 2019 and $3.1 billion as of December 31, 2018. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 9, Debt and Borrowing Arrangements, for more information.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first six months of 2019, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for packaging, energy, dairy, grains and oils, partially offset by lower costs for sugar, cocoa and nuts.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 11, Benefit Plans, for an update on our withdrawal liability related to the Bakery and Confectionery Union and Industry International Pension Fund multiemployer pension plan, Note 5, Leases, for information on operating lease obligations recorded on our condensed consolidated balance sheet as of January 1, 2019 as a result of our adopting the new lease accounting standard and Note 9, Debt and Borrowing Arrangements, for information on debt transactions during 2019. Also see Note 13, Commitments and Contingencies, for a discussion of guarantees. There were no other material developments or changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. We expect to have sufficient cash from operating activities and access to capital markets to fund our obligations.

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 12, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the six months ended June 30, 2019.

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

We repurchased shares at an aggregate cost of $16.0 billion, at a weighted-average cost of $39.68 per share, through June 30, 2019 ($1.0 billion in the first six months of 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013). The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and Board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $756 million in the first six months of 2019 and $657 million in the first six months of 2018. On July 30, 2019, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.285 per share of Class A Common Stock, an increase of 10 percent, which would be $1.14 per common share on an annualized basis. This dividend is payable on October 14, 2019, to shareholders of record as of September 30, 2019. The second quarter 2019 dividend was paid on July 12, 2019, to shareholders of record as of June 28, 2019. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies:
See Note 13, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “predict,” “seek,” "potential," “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; price volatility and pricing actions; the cost environment and measures to address increased costs; our tax rate, tax positions, tax proceedings, transition tax liability and the impact of U.S. tax reform on our results; the U.K.'s planned exit from the European Union and its impact on our results, including if the United Kingdom exits the European Union without an agreement; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices and supply; our investments; political and economic conditions and volatility; currency exchange rates, controls and restrictions; the application of highly inflationary accounting for our Argentinian subsidiaries and the potential for and impacts from currency devaluation in other countries; our ownership interest in Keurig Dr Pepper; operating lease liability; the outcome and effects on us of legal proceedings and government investigations; the estimated value of intangible assets; amortization expense for intangible assets; impairment of intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liability related to our withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund; our liquidity, funding sources and uses of funding, including our use of commercial paper; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; share repurchases; dividends; long-term value for our shareholders; the characterization of 2019 distributions as dividends; and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; tax matters including changes in tax rates and laws, disagreements with taxing authorities and imposition of new taxes; use of information technology and third party service providers; unanticipated disruptions to our business, such as the malware incident, cyberattacks or other security breaches; competition; protection of our reputation and brand image; our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; strategic transactions; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of and access to capital or other markets; pension costs; the expected discontinuance of London Interbank Offered Rates and transition to any other interest rate benchmark; and our ability to protect our intellectual property and intangible assets. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

(8)
On November 20, 2017, Dirk Van de Put succeeded Irene Rosenfeld as CEO of Mondelēz International in advance of her retirement at the end of March 2018. In order to incent Mr. Van de Put to join us, we provided him compensation with a total combined target value of $42.5 million to make him whole for incentive awards he forfeited or grants that were not made to him when he left his former employer. The compensation we granted took the form of cash, deferred stock units, performance share units and stock options. In connection with Irene Rosenfeld’s retirement, we made her outstanding grants of performance share units for the 2016-2018 and 2017-2019 performance cycles eligible for continued vesting and approved a $0.5 million salary for her service as Chairman from January through March 2018. We refer to these elements of Mr. Van de Put’s and Ms. Rosenfeld’s compensation arrangements together as “CEO transition remuneration.” We are excluding amounts we expense as CEO transition remuneration from our non-GAAP results because those amounts are not part of our regular compensation program and are incremental to amounts we would have incurred as ongoing CEO compensation. As a result, in 2017, we excluded amounts expensed for the cash payment to Mr. Van de Put and partial vesting of his equity grants. In 2018, we excluded amounts paid for Ms. Rosenfeld’s service as Chairman and partial vesting of Mr. Van de Put’s and Ms. Rosenfeld’s equity grants. In 2019, we excluded amounts related to the partial vesting of Mr. Van de Put’s equity grants.

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

Organic Net Revenue:
Applying the definition of “Organic Net Revenue,” the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, an acquisition and a divestiture. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,272	$3,790	$6,062	$2,309	$3,803	$6,112
Impact of currency	200	133	333	—	—	—
Impact of acquisition	—	(15)	(15)	—	—	—
Impact of divestiture	(22)	—	(22)	(32)	—	(32)
Organic Net Revenue	$2,450	$3,908	$6,358	$2,277	$3,803	$6,080

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$4,774	$7,826	$12,600	$4,893	$7,984	$12,877
Impact of currency	499	332	831	—	—	—
Impact of acquisition	—	(35)	(35)	—	—	—
Impact of divestiture	(55)	—	(55)	(63)	—	(63)
Organic Net Revenue	$5,218	$8,123	$13,341	$4,830	$7,984	$12,814

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; acquisition integration costs; acquisition and divestiture-related costs; operating income from a divestiture; gain from a divestiture; the remeasurement of net monetary position; impact from pension participation changes; impact from the resolution of tax matters; and CEO transition remuneration. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in millions)
Operating Income	$1,025	$481	$544	113.1%
Simplify to Grow Program (1)	83	179	(96)
Mark-to-market gains from derivatives (2)	(33)	(88)	55
Acquisition integration costs (3)	—	2	(2)
Acquisition-related costs (4)	1	13	(12)
Divestiture-related costs (4)	11	—	11
Operating income from divestiture (4)	(5)	(2)	(3)
Net gain on divestiture (4)	(41)	—	(41)
Remeasurement of net monetary position (5)	(1)	—	(1)
Impact from pension participation changes (6)	(35)	408	(443)
Impact from resolution of tax matters (7)	—	11	(11)
CEO transition remuneration (8)	3	10	(7)
Other/rounding	—	2	(2)
Adjusted Operating Income	$1,008	$1,016	$(8)	(0.8)%
Unfavorable currency translation	49	—	49
Adjusted Operating Income (constant currency)	$1,057	$1,016	$41	4.0%

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in millions)
Operating Income	$2,061	$1,705	$356	20.9%
Simplify to Grow Program (1)	153	293	(140)
Mark-to-market gains from derivatives (2)	(49)	(294)	245
Acquisition integration costs (3)	—	3	(3)
Acquisition-related costs (4)	1	13	(12)
Divestiture-related costs (4)	10	(3)	13
Operating income from divestiture (4)	(9)	(8)	(1)
Net gain on divestiture (4)	(41)	—	(41)
Remeasurement of net monetary position (5)	1	—	1
Impact from pension participation changes (6)	(35)	408	(443)
Impact from resolution of tax matters (7)	—	11	(11)
CEO transition remuneration (8)	6	14	(8)
Other/rounding	—	1	(1)
Adjusted Operating Income	$2,098	$2,143	$(45)	(2.1)%
Unfavorable currency translation	136	—	136
Adjusted Operating Income (constant currency)	$2,234	$2,143	$91	4.2%

(1)	Refer to Note 8, Restructuring Program, for more information.

(2)
Refer to Note 10, Financial Instruments, Note 17, Segment Reporting, and Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(3)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the acquisition of a biscuit business in Vietnam.

(4)
Refer to Note 2, Divestitures and Acquisitions, for more information on the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa and the June 7, 2018 acquisition of Tate's Bake Shop.

(5)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(6)	Refer to Note 11, Benefit Plans, for more information.

(7)	Refer to Note 13, Commitments and Contingencies – Tax Matters, for more information.

(8)	Refer to the Non-GAAP Financial Measures definition and related table notes.

Adjusted EPS:
Applying the definition of “Adjusted EPS,” (1) the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as a net gain related to interest rate swaps; loss on debt extinguishment; the U.S. tax reform discrete impacts; net loss on equity method investment transactions; and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.55	$0.21	$0.34	161.9%
Simplify to Grow Program (2)	0.05	0.09	(0.04)
Mark-to-market gains from derivatives (2)	(0.02)	(0.05)	0.03
Acquisition integration costs (2)	—	—	—
Acquisition-related costs (2)	—	0.01	(0.01)
Divestiture-related costs (2)	0.01	—	0.01
Net earnings from divestiture (2)	—	—	—
Net gain on divestiture (2)	(0.03)	—	(0.03)
Remeasurement of net monetary position (2)	—	—	—
Impact from pension participation changes (2)	(0.02)	0.20	(0.22)
Impact from resolution of tax matters (2)	—	—	—
CEO transition remuneration (2)	—	0.01	(0.01)
Loss on debt extinguishment (3)	—	0.07	(0.07)
Net loss on equity method investment transactions (4)	0.02	—	0.02
Equity method investee acquisition-related and other adjustments (5)	0.01	0.01	—
Other/rounding	—	—	—
Adjusted EPS	$0.57	$0.55	$0.02	3.6%
Unfavorable currency translation	0.03	—	0.03
Adjusted EPS (constant currency)	$0.60	$0.55	$0.05	9.1%

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.18	$0.91	$0.27	29.7%
Simplify to Grow Program (2)	0.08	0.15	(0.07)
Mark-to-market gains from derivatives (2)	(0.03)	(0.17)	0.14
Acquisition integration costs (2)	—	—	—
Acquisition-related costs (2)	—	0.01	(0.01)
Divestiture-related costs (2)	0.01	—	0.01
Net earnings from divestiture (2)	(0.01)	(0.01)	—
Net gain on divestiture (2)	(0.03)	—	(0.03)
Remeasurement of net monetary position (2)	—	—	—
Impact from pension participation changes (2)	(0.02)	0.20	(0.22)
Impact from resolution of tax matters (2)	—	—	—
CEO transition remuneration (2)	0.01	0.01	—
Net gain related to interest rate swaps (6)	—	(0.01)	0.01
Loss on debt extinguishment (3)	—	0.07	(0.07)
U.S. tax reform discrete net tax expense (7)	—	0.06	(0.06)
Net loss on equity method investment transactions (4)	0.01	—	0.01
Equity method investee acquisition-related and other adjustments (5)	0.02	(0.05)	0.07
Other/rounding	—	—	—
Adjusted EPS	$1.22	$1.17	$0.05	4.3%
Unfavorable currency translation	0.09	—	0.09
Adjusted EPS (constant currency)	$1.31	$1.17	$0.14	12.0%

(1)
The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.

•
For the three months ended June 30, 2019, taxes for the: Simplify to Grow Program were $(19) million, mark-to-market gains from derivatives were $3 million, divestiture-related costs were $(1) million, net gain on divestiture were $3 million, impact from pension participation changes were $9 million, net loss on equity method investment transactions were $2 million and equity method investee and other adjustments were $(3) million.

•
For the three months ended June 30, 2018, taxes for the: Simplify to Grow Program were $(47) million, mark-to-market gains from derivatives were $14 million, acquisition-related costs were $(3) million, impact from pension participation changes were $(103) million, CEO transition remuneration were $(2) million, loss on debt extinguishment were $(35) million and equity method investee adjustments were $(1) million.

•
For the six months ended June 30, 2019, taxes for the: Simplify to Grow Program were $(38) million, mark-to-market gains from derivatives were $6 million, divestiture-related costs were $(1) million, net earnings from divestiture were zero, net gain on divestiture were $3 million, impact from pension participation changes were $9 million, CEO transition remuneration were zero, net loss on equity method investment transactions were $7 million and equity method investee and other adjustments were $(7) million.

•
For the six months ended June 30, 2018, taxes for the: Simplify to Grow Program were $(77) million, mark-to-market gains from derivatives were $39 million, acquisition-related costs were $(3) million, net earnings from divestiture were $1 million, impact from pension participation changes were $(103) million, CEO transition remuneration were $(3) million, net gain related to interest rate swaps were $2 million, loss on debt extinguishment were $(35) million, U.S. tax reform were $87 million and equity method investee and other adjustments were $26 million.

(2)	See the Adjusted Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

(4)	Refer to Note 7, Equity Method Investments, for more information on the net loss on equity method investment transactions.

(5)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and KDP or Keurig equity method investees.

(6)	Refer to Note 10, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(7)	Refer to Note 15, Income Taxes, and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of U.S. tax reform.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the six months ended June 30, 2019. For additional information on highly inflationary country currencies and the impact of currency policies and recent currency volatility on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to London Interbank Offered Rates (“LIBOR”). The
Financial Conduct Authority in the United Kingdom plans to phase out LIBOR by the end of 2021. We do not anticipate a significant impact to our financial position from the planned phase out of LIBOR given our current mix of variable and fixed-rate debt. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. Our weighted-average interest rate on our total debt was 2.4% as of June 30, 2019, 2.3% as of December 31, 2018 and 2.1% as of December 31, 2017. For more information on our 2019 debt activity, see Note 9, Debt and Borrowing Arrangements.

See Note 10, Financial Instruments, for more information on our 2019 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2019. We continued to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes this quarter. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 13, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2019 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1-30, 2019	4,328,978	$49.99	4,327,747	$3,768
May 1-31, 2019	929,566	51.62	924,270	3,720
June 1-30, 2019	211,724	52.86	199,280	3,709
For the Quarter Ended June 30, 2019	5,470,268	50.38	5,451,297

(1)
The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 1,231 shares, 5,296 shares and 12,444 shares for the fiscal months of April, May and June 2019, respectively.

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

(3)	Dollar values stated in millions.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Offer of Employment Letter, between Mondelēz Global LLC and Sandra MacQuillan, dated April 23, 2019.+
10.2	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended May 14, 2019.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL.

+ Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer

July 30, 2019