Form 10-Q
period 2019-09-30
Mondelez International, Inc.
filed 2019-10-30
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

At October 25, 2019, there were 1,439,824,371 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$6,355	$6,288	$18,955	$19,165
Cost of sales	3,839	3,874	11,377	11,362
Gross profit	2,516	2,414	7,578	7,803
Selling, general and administrative expenses	1,466	1,508	4,386	4,939
Asset impairment and exit costs	134	125	169	290
Net gain on divestiture	(3)	—	(44)	—
Amortization of intangibles	43	44	130	132
Operating income	876	737	2,937	2,442
Benefit plan non-service income	(13)	(19)	(42)	(47)
Interest and other expense, net	205	86	386	414
Earnings before income taxes	684	670	2,593	2,075
Benefit/(provision) for income taxes	633	(310)	228	(662)
Net gain/(loss) on equity method investment transactions	—	757	(2)	757
Equity method investment net earnings	111	80	337	399
Net earnings	1,428	1,197	3,156	2,569
Noncontrolling interest earnings	(5)	(3)	(12)	(11)
Net earnings attributable to Mondelēz International	$1,423	$1,194	$3,144	$2,558
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.98	$0.81	$2.17	$1.73
Diluted earnings per share attributable to Mondelēz International	$0.98	$0.81	$2.15	$1.72

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$1,428	$1,197	$3,156	$2,569
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(314)	(193)	(157)	(859)
Pension and other benefit plans	86	46	150	209
Derivative cash flow hedges	43	25	(88)	5
Total other comprehensive earnings/(losses)	(185)	(122)	(95)	(645)
Comprehensive earnings/(losses)	1,243	1,075	3,061	1,924
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(4)	—	4	11
Comprehensive earnings/(losses) attributable to Mondelēz International	$1,247	$1,075	$3,057	$1,913

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$1,537	$1,100
Trade receivables (net of allowances of $39 at September 30, 2019 and $40 at December 31, 2018)	2,492	2,262
Other receivables (net of allowances of $48 at September 30, 2019 and $47 at December 31, 2018)	683	744
Inventories, net	2,742	2,592
Other current assets	1,176	906
Total current assets	8,630	7,604
Property, plant and equipment, net	8,316	8,482
Operating lease right of use assets	596	—
Goodwill	20,465	20,725
Intangible assets, net	17,642	18,002
Prepaid pension assets	136	132
Deferred income taxes	696	255
Equity method investments	7,040	7,123
Other assets	374	406
TOTAL ASSETS	$63,895	$62,729
LIABILITIES
Short-term borrowings	$3,253	$3,192
Current portion of long-term debt	3,674	2,648
Accounts payable	5,322	5,794
Accrued marketing	1,745	1,756
Accrued employment costs	646	701
Other current liabilities	2,480	2,646
Total current liabilities	17,120	16,737
Long-term debt	12,593	12,532
Long-term operating lease liabilities	429	—
Deferred income taxes	3,232	3,552
Accrued pension costs	947	1,221
Accrued postretirement health care costs	355	351
Other liabilities	2,345	2,623
TOTAL LIABILITIES	37,021	37,016
Commitments and Contingencies (Note 13)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at September 30, 2019 and December 31, 2018)	—	—
Additional paid-in capital	31,998	31,961
Retained earnings	26,345	24,491
Accumulated other comprehensive losses	(10,717)	(10,630)
Treasury stock, at cost (555,861,683 shares at September 30, 2019 and 545,537,923 shares at December 31, 2018)	(20,820)	(20,185)
Total Mondelēz International Shareholders’ Equity	26,806	25,637
Noncontrolling interest	68	76
TOTAL EQUITY	26,874	25,713
TOTAL LIABILITIES AND EQUITY	$63,895	$62,729
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended September 30, 2019
Balances at July 1, 2019	$—	$31,970	$25,348	$(10,541)	$(20,684)	$81	$26,174
Comprehensive earnings/(losses):
Net earnings	—	—	1,423	—	—	5	1,428
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(176)	—	(9)	(185)
Exercise of stock options and issuance of other stock awards	—	28	(15)	—	70	—	83
Common Stock repurchased	—	—	—	—	(206)	—	(206)
Cash dividends declared ($0.285 per share)	—	—	(411)	—	—	—	(411)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(9)	(9)
Balances at September 30, 2019	$—	$31,998	$26,345	$(10,717)	$(20,820)	$68	$26,874
Nine Months Ended September 30, 2019
Balances at January 1, 2019	$—	$31,961	$24,491	$(10,630)	$(20,185)	$76	$25,713
Comprehensive earnings/(losses):
Net earnings	—	—	3,144	—	—	12	3,156
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(87)	—	(8)	(95)
Exercise of stock options and issuance of other stock awards	—	37	(126)	—	512	—	423
Common Stock repurchased	—	—	—	—	(1,147)	—	(1,147)
Cash dividends declared ($0.805 per share)	—	—	(1,164)	—	—	—	(1,164)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(12)	(12)
Balances at September 30, 2019	$—	$31,998	$26,345	$(10,717)	$(20,820)	$68	$26,874
Three Months Ended September 30, 2018
Balances at July 1, 2018	$—	$31,913	$23,290	$(10,523)	$(19,489)	$84	$25,275
Comprehensive earnings/(losses):
Net earnings	—	—	1,194	—	—	3	1,197
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(119)	—	(3)	(122)
Exercise of stock options and issuance of other stock awards	—	19	(30)	—	67	—	56
Common Stock repurchased	—	—	—	—	(486)	—	(486)
Cash dividends declared ($0.26 per share)	—	—	(379)	—	—	—	(379)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(9)	(9)
Balances at September 30, 2018	$—	$31,932	$24,075	$(10,642)	$(19,908)	$75	$25,532
Nine Months Ended September 30, 2018
Balances at January 1, 2018	$—	$31,915	$22,631	$(9,997)	$(18,555)	$80	$26,074
Comprehensive earnings/(losses):
Net earnings	—	—	2,558	—	—	11	2,569
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(645)	—	—	(645)
Exercise of stock options and issuance of other stock awards	—	17	(90)	—	283	—	210
Common Stock repurchased	—	—	—	—	(1,636)	—	(1,636)
Cash dividends declared ($0.70 per share)	—	—	(1,030)	—	—	—	(1,030)
Dividends paid on noncontrolling interest and other activities	—	—	6	—	—	(16)	(10)
Balances at September 30, 2018	$—	$31,932	$24,075	$(10,642)	$(19,908)	$75	$25,532

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$3,156	$2,569
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	777	613
Stock-based compensation expense	101	92
U.S. tax reform transition tax	2	89
Deferred income tax provision/(benefit)	(738)	179
Asset impairments and accelerated depreciation	103	120
Loss on early extinguishment of debt	—	140
Net gain on divestiture	(44)	—
Net loss/(gain) on equity method investment transactions	2	(757)
Equity method investment net earnings	(337)	(399)
Distributions from equity method investments	217	151
Other non-cash items, net	70	344
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(217)	(230)
Inventories, net	(219)	(431)
Accounts payable	(259)	(143)
Other current assets	(113)	41
Other current liabilities	(499)	(320)
Change in pension and postretirement assets and liabilities, net	(120)	(173)
Net cash provided by operating activities	1,882	1,885
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(686)	(810)
Acquisition, net of cash received	(284)	(528)
Proceeds from divestiture, net of disbursements	166	—
Proceeds from sale of property, plant and equipment and other	69	136
Net cash used in investing activities	(735)	(1,202)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	809	2,433
Repayments of commercial paper, maturities greater than 90 days	(2,367)	(1,494)
Net issuances of other short-term borrowings	1,637	403
Long-term debt proceeds	1,596	2,948
Long-term debt repaid	(415)	(1,821)
Repurchase of Common Stock	(1,143)	(1,650)
Dividends paid	(1,131)	(980)
Other	328	154
Net cash used in financing activities	(686)	(7)
Effect of exchange rate changes on cash and cash equivalents	(24)	(64)
Cash and cash equivalents:
Increase	437	612
Balance at beginning of period	1,100	761
Balance at end of period	$1,537	$1,373

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries and changed their functional currency from the Argentinian peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinian pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of September 30, 2019, our Argentinian operations had $2 million of Argentinian peso denominated net monetary assets. Our Argentinian operations contributed $98 million, or 1.5% of consolidated net revenues in the three months and $297 million, or 1.6%, of consolidated net revenues in the nine months ended September 30, 2019. Within selling, general and administrative expenses, we recorded a remeasurement loss of $1 million during the three months and $2 million during the nine months ended September 30, 2019 as well as a remeasurement loss of $13 million during the three and nine months ended September 30, 2018 related to the revaluation of the Argentinian peso denominated net monetary position over these periods.

Brexit. In the nine months ended September 30, 2019, we generated 8.4% of our consolidated net revenues in the United Kingdom. We continue to monitor developments related to the U.K. planned exit from the European Union ("Brexit"). The European Union approved an extension of the Brexit deadline through January 31, 2020. We continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. If the ultimate terms of the United Kingdom’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We have taken measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks.

Other Countries. As we sell our products in over 150 countries and have operations in over 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have recently experienced periods of significant economic uncertainty and exchange rate volatility, including Brazil, China, Mexico, Russia, Ukraine, Turkey, Egypt, Nigeria, South Africa and Pakistan. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not anticipate that these countries are at risk of becoming highly inflationary countries.

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $745 million as of September 30, 2019 and $819 million as of December 31, 2018. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

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

New Accounting Pronouncements:
In August 2018, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We expect to adopt this ASU on January 1, 2020. This ASU is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We expect to adopt this ASU on January 1, 2020. The new standard may impact our disclosures and is not expected to have an impact on our consolidated financial statements.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements on fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We expect to adopt this ASU on January 1, 2020. The new standard may impact our disclosures and is not expected to have an impact on our consolidated financial statements.

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

In June 2016, the FASB issued an ASU on the measurement of credit losses on financial instruments. This ASU requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. We expect to adopt this ASU on January 1, 2020. This ASU is not expected to have a material impact on our consolidated financial statements.

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

Note 2. Divestitures and Acquisitions

On July 16, 2019, we acquired a majority interest in a U.S. refrigerated nutrition bar company, Perfect Snacks, within our North America segment for $284 million cash paid, net of cash received, and expanded our position in broader snacking. We are working to complete the valuation work and have recorded a preliminary purchase price allocation of $31 million to definite-lived intangible assets, $107 million to indefinite-lived intangible assets, $150 million to goodwill, $1 million to property, plant and equipment, $12 million to inventory, $8 million to accounts receivable, $13 million to current liabilities, $3 million to deferred tax liabilities and $9 million to other liabilities. The acquisition added incremental net revenues of $26 million and an immaterial amount of incremental operating income during the three and nine months ended September 30, 2019.

On May 28, 2019, we completed the sale of most of our cheese business in the Middle East and Africa to Arla Foods of Denmark. Through September 30, 2019, we received cash proceeds of $161 million and divested $19 million of current assets and $96 million of non-current assets. We also paid $2 million of transaction costs and recorded a net pre-tax gain of $44 million on the sale.

On June 7, 2018, we acquired a U.S. premium biscuit company, Tate’s Bake Shop, within our North America segment and extended our premium biscuit offering. During the second quarter of 2018, we paid $528 million, net of cash received, and during the second quarter of 2019, we finalized the purchase price at $527 million. The purchase price allocation included $45 million to definite-lived intangible assets, $205 million to indefinite-lived intangible assets, $297 million to goodwill, $16 million to property, plant and equipment, $5 million to inventory, $9 million to accounts receivable, $7 million to current liabilities and $43 million to deferred tax liabilities. Through the one-year anniversary of the acquisition, Tate's added incremental net revenues of $35 million and an immaterial amount of incremental operating income.

Note 3. Inventories

Inventories consisted of the following:

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Raw materials	$700	$726
Finished product	2,150	1,987
	2,850	2,713
Inventory reserves	(108)	(121)
Inventories, net	$2,742	$2,592

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Land and land improvements	$405	$424
Buildings and building improvements	2,953	2,984
Machinery and equipment	10,822	10,943
Construction in progress	788	894
	14,968	15,245
Accumulated depreciation	(6,652)	(6,763)
Property, plant and equipment, net	$8,316	$8,482

For the nine months ended September 30, 2019, capital expenditures of $686 million excluded $203 million of accrued capital expenditures remaining unpaid at September 30, 2019 and included payment for $331 million of capital expenditures that were accrued and unpaid at December 31, 2018. For the nine months ended September 30, 2018, capital expenditures of $810 million excluded $249 million of accrued capital expenditures remaining unpaid at September 30, 2018 and included payment for $357 million of capital expenditures that were accrued and unpaid at December 31, 2017.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 8, Restructuring Program).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Latin America	$1	$4	$1	$18
AMEA	(5)	(4)	(7)	4
Europe	42	9	45	15
North America	1	(4)	5	5
Non-cash property, plant and equipment write-downs	$39	$5	$44	$42

Note 5. Leases

We have operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. Our leases have remaining lease terms of 1 to 10 years, some of which include options to extend the leases for up to 6 years. We assume the majority of our termination options will not be exercised when determining the lease term of our leases. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases, with the exception of some fleet leases. Some of our leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payment leases are not included in our recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in our lease assets and liabilities based on the indices or rates as of lease commencement.

The components of lease costs were as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(in millions)
Operating lease cost	$53	$168

Finance lease cost:
Amortization of right-of-use assets	8	18
Interest on lease liabilities	1	2

Short-term lease cost	8	28
Variable lease cost	114	319

Sublease income	(1)	(3)

Total lease cost	$183	$532

Supplemental cash flow information related to leases was as follows:

For the Nine Months Ended September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(187)
Operating cash flows from finance leases	(2)
Financing cash flows from finance leases	(15)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$91
Finance leases	48

Supplemental balance sheet information related to leases was as follows:

As of September 30, 2019
(in millions)
Operating Leases:
Operating lease right-of-use assets, net of amortization	$596

Other current liabilities	$173
Operating lease liabilities	429
Total operating lease liabilities	$602

Finance Leases:
Finance leases, net of amortization (within property, plant & equipment)	$79

Other current liabilities	$24
Other long-term liabilities	58
Total finance lease liabilities	$82

Weighted Average Remaining Lease Term
Operating leases	5.4 years
Finance leases	4.6 years

Weighted Average Discount Rate
Operating leases	3.5%
Finance leases	4.2%

Future lease payments under non-cancelable leases under prior lease accounting rules (ASC 840) and under the new lease accounting rules (ASC 842) that went into effect on January 1, 2019 were as follows:

	As of September 30, 2019		As of December 31, 2018
	ASC 842		ASC 840
	Operating Leases	Finance Leases	Operating Leases
	(in millions)
Year Ending December 31:
2019 (excluding the nine months ended September 30, 2019)	$43	$7
2019			$208
2020	191	29	165
2021	139	24	114
2022	99	12	79
2023	69	7	57
Thereafter	150	11	157
Total future undiscounted lease payments	$691	$90	$780
Less imputed interest	(89)	(8)
Total reported lease liability	$602	$82

In 2020, we expect to record a $44 million operating lease liability for a 15 year lease that has not yet commenced.

Note 6. Goodwill and Intangible Assets

Goodwill by segment was:

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Latin America	$792	$823
AMEA	3,098	3,210
Europe	7,234	7,519
North America	9,341	9,173
Goodwill	$20,465	$20,725

Intangible assets consisted of the following:

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Non-amortizable intangible assets	$16,958	$17,201
Amortizable intangible assets	2,311	2,328
	19,269	19,529
Accumulated amortization	(1,627)	(1,527)
Intangible assets, net	$17,642	$18,002

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of brands, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $43 million for the three months and $130 million for the nine months ended September 30, 2019 and $44 million for the three months and $132 million for the nine months ended September 30, 2018. For the next five years, we currently estimate annual amortization expense of approximately $170 million for the next two years and approximately $85 million in years three to five (reflecting September 30, 2019 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2019	$20,725	$19,529
Currency	(366)	(341)
Divestiture	(43)	—
Acquisition	149	138
Asset impairments	—	(57)
Balance at September 30, 2019	$20,465	$19,269

Changes to goodwill and intangibles were:

•
Divestiture – During the second quarter of 2019, we divested the net assets of most of our cheese business in the Middle East and Africa to Arla Foods of Denmark resulting in a goodwill decrease of $43 million. See Note 2, Divestitures and Acquisitions, for additional information.

•
Acquisition – In connection with the acquisition of a majority interest in Perfect Snacks during the third quarter of 2019, we recorded a preliminary purchase price allocation of $150 million to goodwill and $138 million to intangible assets. In the second quarter of 2019, we also finalized the purchase price allocation for the 2018 acquisition of Tate's Bake Shop, resulting in a $1 million adjustment to goodwill. See Note 2, Divestitures and Acquisitions, for additional information.

•
Asset impairments – During the third quarter of 2019, we recorded $57 million of intangible asset impairments related to our annual testing of non-amortizable intangible assets as described further below.

Our annual impairment assessment test for goodwill and non-amortizable intangible assets was performed as of July 1, 2019. As part of our goodwill quantitative annual impairment testing, we compare a reporting unit's estimated fair value with its carrying value to evaluate the risk of potential goodwill impairment. We estimate a reporting unit's fair value using a discounted cash flow method that incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market based, weighted-average cost of capital of 5.9% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 8.9%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit's net assets exceeds its fair value, we would record an impairment based on the difference between the carrying value and fair value of the reporting unit.

In 2019, there were no goodwill impairments and each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

During our 2019 annual testing of non-amortizable intangible assets, we recorded $57 million of impairment charges in the third quarter of 2019 related to nine brands. The impairments arose due to lower than expected brand earnings growth. We recorded charges related to gum, chocolate, biscuits and candy brands of $39 million in Europe, $15 million in AMEA and $3 million in Latin America. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We use several accepted valuation methods, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value. We also identified fourteen brands, including the nine impaired brands, with $619 million of aggregate book value as of September 30, 2019, that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to not be impaired, but if the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Note 7. Equity Method Investments

Our investments accounted for under the equity method of accounting totaled $7,040 million as of September 30, 2019 and $7,123 million as of December 31, 2018. Our largest investments are in Jacobs Douwe Egberts (“JDE”) and Keurig Dr Pepper Inc. (NYSE: "KDP”).

JDE:
As of September 30, 2019, we held a 26.5% voting interest, a 26.4% ownership interest and a 26.3% profit and dividend sharing interest in JDE. We recorded equity earnings of $49 million in the third quarter of 2019 and $38 million in the third quarter of 2018 and $152 million in the first nine months of 2019 and $126 million in the first nine months of 2018. We also recorded $73 million of cash dividends received during the first quarter of 2019 and $73 million of cash dividends received during the first quarter of 2018.

JDE / Keurig Exchange:
On March 7, 2016, we exchanged a portion of our 43.5% JDE equity interest for a new equity interest in Keurig Green Mountain, Inc. ("Keurig"). Following the transaction, our JDE equity interest became 26.5% and our new Keurig equity interest was 24.2%. During the first quarter of 2016, we recorded the difference between the $2.0 billion fair value of Keurig and our basis in the exchanged JDE shares as a gain of $43 million. In the second quarter of 2019, we determined an adjustment to accumulated other comprehensive losses related to our JDE investment was required, which reduced our previously reported gain by $29 million. We recorded the adjustment as a loss on equity method transactions in the second quarter.

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

As of September 30, 2019, we held a 13.6% ownership interest in KDP. Our ownership interest in KDP may change over time due to stock-based compensation arrangements and other transactions by KDP. During the first quarter of 2019, we recognized a $23 million pre-tax gain related to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%. As of September 30, 2019, based on KDP's closing stock price, the fair value of our ownership interest in KDP was $5.2 billion, which exceeded the carrying value of our KDP investment.

We recorded equity earnings and cash dividends of $44 million and $29 million in the third quarter of 2019 and equity earnings of $21 million in the third quarter of 2018. We recorded equity earnings and cash dividends of $116 million and $86 million in the first nine months of 2019 and equity earnings, shareholder loan interest and cash dividends of $191 million, $12 million and $5 million in the first nine months of 2018.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $4.2 billion related to the Simplify to Grow Program. We expect to incur the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the nine months ended September 30, 2019 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2019	$373	$—	$373
Charges (1)	73	44	117
Cash spent	(124)	—	(124)
Non-cash settlements/adjustments (2)	(32)	(44)	(76)
Currency	(12)	—	(12)
Liability balance, September 30, 2019	$278	$—	$278

(1)	Includes settlement losses of $7 million recorded within benefit plan non-service income on our condensed consolidated statements of earnings.

(2)
We adopted the new lease accounting ASU as of January 1, 2019. The ASU requires recording onerous lease liabilities netted with right of use assets. Therefore, during the first quarter of 2019, we reclassified onerous lease liabilities that totaled $23 million as of March 31, 2019, from accrued liabilities and other accrued liabilities to operating lease right of use assets.

We recorded restructuring charges of $77 million in the third quarter of 2019 and $56 million in the third quarter of 2018 and $117 million in the first nine months of 2019 and $220 million in the first nine months of 2018 within asset impairment and exit costs and benefit plan non-service income. We spent $35 million in the third quarter of 2019 and $70 million in the third quarter of 2018 and $124 million in the first nine months of 2019 and $232 million in the first nine months of 2018 in cash severance and related costs. We also recognized non-cash pension settlement losses (refer to Note 11, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments (including a transfer of onerous lease liabilities to operating lease ROU assets during the first quarter of 2019) totaling $41 million in the third quarter of 2019 and $9 million in the third quarter of 2018 and $76 million in the first nine months of 2019 and $48 million in the first nine months of 2018. At September 30, 2019, $246 million of our net restructuring liability was recorded within other current liabilities and $32 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $75 million in the third quarter of 2019 and $83 million in the third quarter of 2018 and $193 million in the first nine months of 2019 and $215 million in the first nine months of 2018. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three and nine months ended September 30, 2019 and September 30, 2018, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America (1)	Corporate (2)	Total
	(in millions)
For the Three Months Ended September 30, 2019
Restructuring Costs	$3	$(3)	$73	$1	$3	$77
Implementation Costs	8	9	27	9	22	75
Total	$11	$6	$100	$10	$25	$152
For the Three Months Ended September 30, 2018
Restructuring Costs	$11	$27	$26	$(9)	$1	$56
Implementation Costs	16	8	16	23	20	83
Total	$27	$35	$42	$14	$21	$139
For the Nine Months Ended September 30, 2019
Restructuring Costs	$10	$6	$84	$7	$10	$117
Implementation Costs	36	22	55	22	58	193
Total	$46	$28	$139	$29	$68	$310
For the Nine Months Ended September 30, 2018
Restructuring Costs	$47	$50	$96	$17	$10	$220
Implementation Costs	46	28	45	61	35	215
Total	$93	$78	$141	$78	$45	$435
Total Project (3)
Restructuring Costs	$503	$523	$1,055	$460	$126	$2,667
Implementation Costs	255	190	400	354	336	1,535
Total	$758	$713	$1,455	$814	$462	$4,202

(1)
During 2019 and 2018, our North America region implementation costs included incremental costs that we incurred related to renegotiating collective bargaining agreements that expired in February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.

(2)	The Corporate column includes minor adjustments for pension settlement losses and rounding.

(3)	Includes all charges recorded since program inception on May 6, 2014 through September 30, 2019.

Note 9. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2019		As of December 31, 2018
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$3,080	2.3%	$3,054	2.9%
Bank loans	173	9.8%	138	10.5%
Total short-term borrowings	$3,253		$3,192

As of September 30, 2019, commercial paper issued and outstanding had between 1 and 72 days remaining to maturity. Commercial paper borrowings increased since year end primarily as a result of issuances to finance share repurchases during the year, dividend payments and the payment of long-term debt maturities.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.6 billion at September 30, 2019 and $1.7 billion at December 31, 2018. Borrowings on these lines were $173 million at September 30, 2019 and $138 million at December 31, 2018.

Borrowing Arrangements:
On September 13, 2019, Mondelez International Holdings Netherlands B.V. ("MIHNBV"), a wholly owned Dutch subsidiary of Mondelēz International, Inc., entered into a term loan agreement pursuant to which MIHNBV may incur up to $500 million of term loans with a three-year term and $500 million of term loans with a five-year term. Proceeds from the term loan may be used for general corporate purposes, including repayment of debt. As of September 30, 2019, no amounts were drawn on the term loans. On October 25, 2019, we fully drew on the term loans and received proceeds of $1.0 billion. We also entered into cross-currency swaps, serving as cash flow hedges, so that the U.S. dollar-denominated debt payments will effectively be paid in euros over the life of the debt.

On February 27, 2019, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 26, 2020. The agreement replaces our previous credit agreement that matured on February 27, 2019 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of September 30, 2019, no amounts were drawn on the facility.

On February 27, 2019, we entered into a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. This agreement replaced our $4.5 billion amended and restated five-year revolving credit agreement, dated as of October 14, 2016. The revolving credit agreement is scheduled to expire on February 27, 2024. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At September 30, 2019, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $37.5 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of September 30, 2019, no amounts were drawn on the facility.

Long-Term Debt:
On October 2, 2019, MIHNBV issued €500 million of 0.875% euro-denominated notes guaranteed by Mondelēz International, Inc. that mature on October 1, 2031. We received €491 million (or $538 million) of proceeds, net of discounts and associated financing costs. The proceeds are earmarked for general corporate purposes, including repayment of debt. This debt transaction, including the receipt of proceeds, was recorded during the fourth quarter of 2019.

On September 19, 2019, MIHNBV issued $1.0 billion of U.S. dollar-denominated notes guaranteed by Mondelēz International, Inc. and consisting of $500 million 2.125% notes that mature on September 19, 2022 and $500 million 2.25% notes that mature on September 19, 2024. We received $997 million of proceeds, net of discounts and associated financing costs. The proceeds are earmarked for general corporate purposes, including repayment of debt. We recorded approximately $4 million of deferred financing costs and discounts, which will be amortized into interest expense over the life of the notes. In connection with this debt issuance, we entered into cross-currency swaps, serving as cash flow hedges, so that the U.S. dollar-denominated debt payments will effectively be paid in euros over the life of the debt.

On February 13, 2019, we issued $600 million of 3.625% U.S. dollar-denominated notes that are scheduled to mature February 13, 2026. We received $595 million of net proceeds that were used to repay outstanding commercial paper borrowings and other debt. We recorded approximately $5 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On February 1, 2019, $400 million of our U.S. dollar variable rate notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

Our weighted-average interest rate on our total debt was 2.2% as of September 30, 2019, 2.3% as of December 31, 2018 and 2.1% as of December 31, 2017.

Fair Value of Our Debt:
The fair value of our short-term borrowings at September 30, 2019 and December 31, 2018 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At September 30, 2019, the aggregate fair value of our total debt was $20,527 million and its carrying value was $19,520 million. At December 31, 2018, the aggregate fair value of our total debt was $18,650 million and its carrying value was $18,372 million.

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Interest expense, debt	$121	$117	$371	$334
Loss on debt extinguishment	—	—	—	140
Loss/(gain) related to interest rate swaps	111	(1)	111	(10)
Other (income)/expense, net	(27)	(30)	(96)	(50)
Interest and other expense, net	$205	$86	$386	$414

Other income includes amounts related to our net investment hedge derivative contracts that are excluded from hedge effectiveness and totaled $34 million and $101 million for the three and nine months ended September 30, 2019 and $34 million and $84 million for the three and nine months ended September 30, 2018.

Note 10. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2019		As of December 31, 2018
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$51	$153	$17	$355
Net investment hedge derivative contracts (1)	574	2	337	28
	$625	$155	$354	$383
Derivatives not designated as accounting hedges:
Currency exchange contracts	$102	$50	$72	$37
Commodity contracts	249	208	191	210
	$351	$258	$263	$247
Total fair value	$976	$413	$617	$630

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of September 30, 2019
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$52	$—	$52	$—
Commodity contracts	41	19	22	—
Interest rate contracts	(102)	—	(102)	—
Net investment hedge contracts	572	—	572	—
Total derivatives	$563	$19	$544	$—

	As of December 31, 2018
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$35	$—	$35	$—
Commodity contracts	(19)	(1)	(18)	—
Interest rate contracts	(338)	—	(338)	—
Net investment hedge contracts	309	—	309	—
Total derivatives	$(13)	$(1)	$(12)	$—

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

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of September 30, 2019	As of December 31, 2018
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$4,695	$3,239
Forecasted transactions	3,976	2,396
Commodity contracts	45	393
Interest rate contracts	6,500	8,679
Net investment hedges:
Net investment hedge derivative contracts	6,651	6,678
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,340	3,514
British pound sterling notes	324	336
Swiss franc notes	1,403	1,424
Canadian dollar notes	453	440

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Accumulated (loss)/gain at beginning of period	$(298)	$(133)	$(167)	$(113)
Transfer of realized losses/(gains) in fair value to earnings	111	—	123	(9)
Unrealized (loss)/gain in fair value	(68)	25	(211)	14
Accumulated (loss)/gain at end of period	$(255)	$(108)	$(255)	$(108)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Interest rate contracts	$(111)	$—	$(123)	$9

Within interest and other expense, net, we recognized a loss of $111 million in the three and nine months ended September 30, 2019 and gains of $1 million in the three months and $10 million in the nine months ended September 30, 2018 related to certain forward-starting interest rate swaps for which the planned timing and currency of the related forecasted debt was changed. We also recognized a loss of $12 million in the second quarter of 2019 in the net loss on equity method investment transactions. Refer to Note 7, Equity Method Investments - JDE / Keurig Exchange.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$—	$3	$—
Interest rate contracts	(68)	25	(214)	14
Total	$(68)	$25	$(211)	$14

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

Based on current market conditions, we would expect to transfer losses of $6 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of September 30, 2019, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years and 11 months.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of September 30, 2019 was $6.7 billion. The impacts of the net investment hedge derivative contracts on other comprehensive earnings and net earnings were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$193	$22	$260	$281

(1)
Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$34	$34	$101	$84

(1)	We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings within interest and other expense, net.

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Euro notes	$111	$18	$133	$94
British pound sterling notes	8	5	9	13
Swiss franc notes	24	(10)	16	6
Canadian notes	4	(6)	(10)	(2)

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain/(Loss) Recognized in Earnings
	2019	2018	2019	2018
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$60	$16	$71	$30	Interest and other expense, net
Forecasted transactions	50	53	30	118	Cost of sales
Forecasted transactions	(1)	(1)	(2)	(6)	Interest and other expense, net
Forecasted transactions	(1)	2	(6)	(2)	Selling, general and administrative expenses
Commodity contracts	(38)	(123)	28	(22)	Cost of sales
Total	$70	$(53)	$121	$118

Note 11. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$10	$11	$30	$36
Interest cost	15	16	49	49
Expected return on plan assets	(22)	(22)	(99)	(110)
Amortization:
Net loss from experience differences	9	6	36	40
Prior service cost/(benefit)	—	—	(2)	(1)
Settlement losses and other expenses (1)	5	4	—	—
Net periodic pension cost	$17	$15	$14	$14

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$28	$33	$91	$111
Interest cost	46	46	151	151
Expected return on plan assets	(66)	(66)	(303)	(341)
Amortization:
Net loss from experience differences	19	26	111	124
Prior service cost/(credit)	1	1	(5)	(2)
Settlement losses and other expenses (1)	13	19	3	—
Net periodic pension cost	$41	$59	$48	$43

(1)
In connection with our Simplify to Grow Program, settlement losses and other expenses were $2 million for the three months and $7 million for the nine months ended September 30, 2019 and $3 million for the three and nine months ended September 30, 2018. These losses were recorded within benefit plan non-service income on our condensed consolidated statements of earnings.

Employer Contributions:
During the nine months ended September 30, 2019, we contributed $5 million to our U.S. pension plans and $185 million to our non-U.S. pension plans, including $104 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of September 30, 2019, over the remainder of 2019, we plan to make further contributions of approximately $1 million to our U.S. plans and approximately $51 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

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

During 2018, we executed a complete withdrawal from the Fund and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years and we recorded a $35 million final adjustment to reduce our withdrawal liability as of June 30, 2019. We began making monthly payments during the third quarter. As of September 30, 2019, the remaining discounted withdrawal liability was $394 million, with $14 million recorded in other current liabilities and $380 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care benefit consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$1	$1	$4	$4
Interest cost	4	4	11	11
Amortization:
Net loss from experience differences	2	4	5	11
Prior service credit	(10)	(10)	(29)	(29)
Net periodic postretirement health care benefit	$(3)	$(1)	$(9)	$(3)

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$1	$1	$4	$4
Interest cost	1	2	3	4
Amortization of net gains	(1)	(1)	(2)	(2)
Net periodic postemployment cost	$1	$2	$5	$6

Note 12. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2019	43,818,830	$32.36	5 years	$371	million
Annual grant to eligible employees	4,793,570	47.72
Additional options issued	60,030	51.25
Total options granted	4,853,600	47.76
Options exercised (1)	(13,011,929)	27.46		$290	million
Options canceled	(1,080,142)	42.01
Balance at September 30, 2019	34,580,359	36.07	6 years	$666	million

(1)
Cash received from options exercised was $56 million in the three months and $349 million in the nine months ended September 30, 2019. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $8 million in the three months and $37 million in the nine months ended September 30, 2019.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2019	6,559,010		$42.19
Annual grant to eligible employees:		Feb 22, 2019
Performance share units	891,210		57.91
Deferred stock units	666,880		47.72
Additional shares granted (1)	120,083	Various	55.05
Total shares granted	1,678,173		53.65	$90	million
Vested (2)	(1,679,731)		36.90	$62	million
Forfeited (2)	(633,821)		45.86
Balance at September 30, 2019	5,923,631		46.54

(1)	Includes performance share units and deferred stock units.

(2)
Includes performance share units, deferred stock units and historically granted restricted stock. The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled less than $1 million in the three months and $2 million in the nine months ended September 30, 2019.

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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2019, we had repurchased $15.0 billion of Common Stock pursuant to this authorization. During the nine months ended September 30, 2019, we repurchased approximately 24 million shares of Common Stock at an average cost of $47.21 per share, or an aggregate cost of approximately $1.2 billion, all of which was paid during the period except for approximately $5 million settled in October 2019. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2019, we have $3.5 billion in remaining share repurchase capacity.

Note 13. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($53 million as of September 30, 2019) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority (the "Commissioner") issued an order denying the excise exemption that we claimed for the Indian facility for these periods and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($82 million as of September 30, 2019) plus accrued interest. We have appealed this order. In addition, the Excise Authority issued additional show cause notices in February 2015, December 2015 and October 2017 on the same issue but covering the periods January-October 2014, November 2014-September 2015 and October 2015-June 2017, respectively. These three notices added a total of 4.9 billion Indian rupees ($69 million as of September 30, 2019) of allegedly unpaid excise taxes subject to penalties up to an equivalent amount plus accrued interest. On May 25, 2019, the Commissioner issued an order denying the excise exemption that we claimed for the Indian facility for these three periods and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 9.3 billion Indian rupees ($132 million as of September 30, 2019) plus accrued interest. We have appealed this order. Interest will continue to accrue until the matters are resolved. With the implementation of the Goods and Services Tax in India in July 2017, we will not receive any further show cause notices for additional amounts on this issue. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process. As part of a continuing appeals process, we may be required to deposit an amount up to the equivalent of the total demand for unpaid excise taxes under the five show cause notices, which will be repaid if the proceedings conclude in our favor. We do not expect to be required to make any such deposit before 2020.

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court (the "Court") for the Northern District of Illinois, Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. On

August 15, 2019, the Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows. On October 23, 2019, following a ruling by the United States Court of Appeals for the Seventh Circuit concerning post-settlement activities, the Court vacated the settlement agreement and reinstated all pending motions that the Court had previously mooted as a result of the settlement. The Court scheduled oral argument on these pending motions for November 20, 2019, unless the parties renegotiate the settlement agreement prior to this scheduled oral argument. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action, and the plaintiffs are seeking class action certification; monetary damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the Northern District of Illinois. We are contesting the plaintiffs' request for class certification. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action. Although the CFTC action and the class action complaints involve the same alleged conduct, a resolution or decision with respect to one of the matters may not be dispositive as to the outcome of the other matter.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2019, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

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

Note 14. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $143 million in the third quarter of 2019 and $39 million in the third quarter of 2018 and $231 million in the first nine months of 2019 and $111 million in the first nine months of 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,447)	$(8,409)	$(8,603)	$(7,740)
Currency translation adjustments	(283)	(189)	(147)	(746)
Reclassification to earnings related to:
Equity method investment transaction	—	6	—	6
Tax (expense)/benefit	(31)	(10)	(10)	(119)
Other comprehensive earnings/(losses)	(314)	(193)	(157)	(859)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	9	3	8	—
Balance at end of period	(8,752)	(8,599)	(8,752)	(8,599)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,796)	$(1,981)	$(1,860)	$(2,144)
Net actuarial gain/(loss) arising during period	(1)	1	(24)	46
Tax (expense)/benefit on net actuarial gain/(loss)	—	—	7	(9)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	34	38	100	129
Settlement losses and other expenses (1)	5	4	33	19
Tax expense/(benefit) on reclassifications (2)	(7)	(9)	(25)	(34)
Currency impact	55	12	59	58
Other comprehensive earnings/(losses)	86	46	150	209
Balance at end of period	(1,710)	(1,935)	(1,710)	(1,935)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(298)	$(133)	$(167)	$(113)
Net derivative gains/(losses)	(64)	30	(227)	17
Tax (expense)/benefit on net derivative gain/(loss)	7	(5)	26	(8)
Losses/(gains) reclassified into net earnings:
Interest rate contracts (3)	111	—	123	(11)
Tax expense/(benefit) on reclassifications (2)	—	—	—	2
Currency impact	(11)	—	(10)	5
Other comprehensive earnings/(losses)	43	25	(88)	5
Balance at end of period	(255)	(108)	(255)	(108)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,541)	$(10,523)	$(10,630)	$(9,997)
Total other comprehensive earnings/(losses)	(185)	(122)	(95)	(645)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	9	3	8	—
Other comprehensive earnings/(losses) attributable to Mondelēz International	(176)	(119)	(87)	(645)
Balance at end of period	$(10,717)	$(10,642)	$(10,717)	$(10,642)

(1)	These reclassified losses are included in net periodic benefit costs disclosed in Note 11, Benefit Plans, and net loss on equity method investment transactions.

(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.

(3)	These reclassified gains or losses are recorded within interest and other expense, net and net loss on equity method investment transactions.

Note 15. Income Taxes

On August 6, 2019, Switzerland published changes to its Federal tax law in the Official Federal Collection of Laws. On September 27, 2019, the Zurich Canton published their decision on the September 1, 2019 Zurich Canton public vote regarding the Cantonal changes associated with the Swiss Federal tax law change. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures that are hereafter referred to as "Swiss tax reform". Based on these Federal/Cantonal events, it is our position that enactment of Swiss tax reform for U.S. GAAP purposes has been met as of September 30, 2019, and we recorded the impacts in the third quarter 2019. The net impact is a benefit of $767 million, which consists of a $769 million reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes (recorded net of valuation allowance) and remeasurement of our deferred tax balances, partially offset by a $2 million indirect tax impact in selling, general and administrative expenses. The future rate impacts of these Swiss tax reform law changes are effective starting January 1, 2020.

As of the third quarter of 2019, our estimated annual effective tax rate, which excludes discrete tax impacts, was 25.4%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2019 third quarter effective tax rate of (92.5)% was significantly impacted by the $769 million net deferred tax benefit related to Swiss tax reform. Excluding this impact, our third quarter effective tax rate was 20.0% reflecting a discrete net tax benefit of $39 million. This discrete net tax benefit primarily consisted of a $17 million net benefit from the release of uncertain tax positions due to the expirations of statutes of limitations and audit settlements in several jurisdictions and a $12 million net benefit related to the release of valuation allowances in non-U.S. jurisdictions. Our effective tax rate for the nine months ended September 30, 2019 of (8.8)% was also impacted by the $769 million net deferred tax benefit related to Swiss tax reform. Excluding this impact, our effective tax rate for the nine months was 20.9%, which reflects discrete net tax benefits of $110 million. The discrete net tax benefits were primarily driven by a $101 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

As of the third quarter of 2018, our estimated annual effective tax rate, which excluded discrete tax impacts, was 22.0%. This rate reflected our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2018 third quarter effective tax rate of 46.3% was unusually high due to $184 million of deferred tax expense related to the $757 million gain on the KDP transaction reported as a gain on equity method transactions. Excluding this impact, our third quarter effective tax rate was 18.6%, which was favorably impacted by a discrete net tax benefit of $19 million. The discrete net tax benefit primarily consisted of a $26 million net benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions. Our effective tax rate for the nine months ended September 30, 2018 of 31.9% and was also unusually high as a result of the KDP transaction. Excluding this impact, our effective tax rate for the nine months was 23.0%, which was unfavorably impacted by net tax expense of $22 million from discrete one-time events. The discrete net tax expense primarily consisted of $89 million of additional U.S. tax reform transition tax liability recognized as an adjustment to the prior provisional estimate, offset by a $70 million net benefit from the release of uncertain tax positions due to expirations of statutes of limitations and audit settlements in various jurisdictions.

Note 16. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Net earnings	$1,428	$1,197	$3,156	$2,569
Noncontrolling interest earnings	(5)	(3)	(12)	(11)
Net earnings attributable to Mondelēz International	$1,423	$1,194	$3,144	$2,558
Weighted-average shares for basic EPS	1,445	1,466	1,446	1,477
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	13	14	13	14
Weighted-average shares for diluted EPS	1,458	1,480	1,459	1,491
Basic earnings per share attributable to Mondelēz International	$0.98	$0.81	$2.17	$1.73
Diluted earnings per share attributable to Mondelēz International	$0.98	$0.81	$2.15	$1.72

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options of 2.8 million in the third quarter of 2019 and 12.2 million in the third quarter of 2018 and 4.8 million in the first nine months of 2019 and 11.5 million in the first nine months of 2018.

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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net revenues:
Latin America	$736	$774	$2,273	$2,439
AMEA	1,419	1,398	4,312	4,300
Europe	2,377	2,361	7,175	7,370
North America	1,823	1,755	5,195	5,056
Net revenues	$6,355	$6,288	$18,955	$19,165
Earnings before income taxes:
Operating income:
Latin America	$84	$100	$250	$318
AMEA	188	153	635	558
Europe	331	381	1,239	1,245
North America	370	334	1,096	514
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	20	(112)	69	181
General corporate expenses	(76)	(74)	(264)	(228)
Amortization of intangibles	(43)	(44)	(130)	(132)
Net gain on divestiture	3	—	44	—
Acquisition-related costs	(1)	(1)	(2)	(14)
Operating income	876	737	2,937	2,442
Benefit plan non-service income	13	19	42	47
Interest and other expense, net	(205)	(86)	(386)	(414)
Earnings before income taxes	$684	$670	$2,593	$2,075

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, Note 2, Divestitures and Acquisitions, Note 4, Property, Plant and Equipment, Note 6, Goodwill and Intangible Assets, and Note 8, Restructuring Program. Also see Note 9, Debt and Borrowing Arrangements, and Note 10, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended September 30, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$186	$495	$752	$1,514	$2,947
Chocolate	164	526	1,177	61	1,928
Gum & Candy	212	213	165	248	838
Beverages	93	103	21	—	217
Cheese & Grocery	81	82	262	—	425
Total net revenues	$736	$1,419	$2,377	$1,823	$6,355

	For the Three Months Ended September 30, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$185	$455	$769	$1,422	$2,831
Chocolate	169	524	1,142	66	1,901
Gum & Candy	220	207	167	267	861
Beverages	117	103	19	—	239
Cheese & Grocery	83	109	264	—	456
Total net revenues	$774	$1,398	$2,361	$1,755	$6,288

	For the Nine Months Ended September 30, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$542	$1,361	$2,253	$4,337	$8,493
Chocolate	551	1,521	3,543	162	5,777
Gum & Candy	621	662	519	696	2,498
Beverages	324	444	67	—	835
Cheese & Grocery	235	324	793	—	1,352
Total net revenues	$2,273	$4,312	$7,175	$5,195	$18,955

	For the Nine Months Ended September 30, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$560	$1,284	$2,374	$4,158	$8,376
Chocolate	573	1,537	3,568	169	5,847
Gum & Candy	668	678	553	729	2,628
Beverages	394	448	66	—	908
Cheese & Grocery	244	353	809	—	1,406
Total net revenues	$2,439	$4,300	$7,370	$5,056	$19,165

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

Recent Developments and Significant Items Affecting Comparability

Swiss and U.S. Tax Reform

On August 6, 2019, Switzerland published changes to its Federal tax law in the Official Federal Collection of Laws. On September 27, 2019, the Zurich Canton published their decision on the September 1, 2019 Zurich Canton public vote regarding the Cantonal changes associated with the Swiss Federal tax law change. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures that are hereafter referred to as “Swiss tax reform”. Based on these Federal / Cantonal events, it is our position that enactment of Swiss tax reform for U.S. GAAP purposes has been met as of September 30, 2019, and we recorded the impacts in the third quarter 2019. The net impact is a benefit of $767 million, which consists of a $769 million reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes and remeasurement of our deferred tax balances, partially offset by a $2 million indirect tax impact in selling, general and administrative expenses. The future rate impacts of these Swiss tax reform law changes are effective starting January 1, 2020.

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

Our estimated annual effective tax rate for 2019 is 25.4%, which excludes discrete tax items such as the impacts of Swiss tax reform this year and expirations of statutes of limitations and audit settlements. Refer to Note 15, Income Taxes, for more information on our current year estimated annual effective tax rate and Swiss tax reform and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of U.S. tax reform.

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

During 2018, we executed a complete withdrawal from the Fund and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years and we recorded a $35 million final adjustment to reduce our withdrawal liability as of June 30, 2019. We began making monthly payments during the third quarter. As of September 30, 2019, the remaining discounted withdrawal liability was $394 million, with $14 million recorded in other current liabilities and $380 million recorded in long-term other liabilities.

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

Keurig Dr Pepper Transaction

On July 9, 2018, Keurig Green Mountain, Inc. ("Keurig") closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed Keurig Dr Pepper Inc. (NYSE: "KDP"), a publicly traded company. Following the close of the transaction, our 24.2% investment in Keurig together with our shareholder loan receivable became a 13.8% investment in KDP. During the third quarter of 2018, we recorded a preliminary pre-tax gain of $757 million reported as a gain on equity method transaction and $184 million of deferred tax expense reported in the provision for income taxes (or $573 million after-tax gain) related to the change in our ownership interest while KDP finalized the valuation for the transaction. During our fourth quarter of 2018, KDP finalized its opening balance sheet and we increased our pre-tax gain by $21 million (or $13 million after-tax) to $778 million (or $586 million after-tax) while recording $8 million of deferred tax expense related to the increase for a total deferred tax expense of $192 million for 2018. Also, during the first quarter of 2019, we recognized a $23 million pre-tax gain related to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%. In connection with the KDP transaction in the third quarter of 2018, we changed our accounting principle to reflect our share of Keurig's historical and KDP's ongoing earnings on a one-quarter lag basis for all periods presented while we continue to record dividends when cash is received. Refer to Note 7, Equity Method Investments, for additional information on the transaction.

Summary of Results

•
Net revenues increased 1.1% to $6.4 billion in the third quarter of 2019 and decreased 1.1% to $19.0 billion in the first nine months of 2019 as compared to the same periods in the prior year. During the third quarter of 2019, net revenues were positively impacted by the impact of favorable volume/mix and higher net pricing, as well as our July 16, 2019 acquisition of a majority interest in a U.S. refrigerated nutrition bar company, Perfect Snacks. These favorable items were partially offset by unfavorable currency translation, as the U.S. dollar strengthened against several currencies in which we operate compared to exchange rates in the prior year, and the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa. During the first nine months of 2019, net revenues were negatively impacted by unfavorable currency translation, as the U.S. dollar strengthened against several currencies in which we operate compared to exchange rates in the prior year, and the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa. These unfavorable items were partially offset by the impact of higher net pricing and favorable volume/mix as well as our July 16, 2019 acquisition of Perfect Snacks and our June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop.

•
Organic Net Revenue, a non-GAAP financial measure, increased 4.2% to $6.5 billion in the third quarter of 2019 and increased 4.2% to $19.9 billion in the first nine months of 2019 as compared to same periods in the prior year. During the third quarter and the first nine months of 2019, Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Refer to our Discussion and Analysis of Historical Results, including the Results of Operations by Reportable Segment for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•
Diluted EPS attributable to Mondelēz International increased 21.0% to $0.98 in the third quarter of 2019 and increased 25.0% to $2.15 in the first nine months of 2019 as compared to the same periods in the prior year. The diluted EPS increase in the third quarter of 2019 was primarily driven by the benefit from Swiss tax reform, favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, operating gains and an increase in equity method investment earnings, partially offset by lapping the prior-year gain on equity method investment transactions, a loss related to interest rate swaps and unfavorable currency translation. The diluted EPS increase during the first nine months of 2019 was primarily driven by the benefit from Swiss tax reform, lapping the prior-year impact from pension participation changes, operating gains, an increase in equity method investment earnings, lapping the prior-year loss on debt extinguishment, lapping the prior-year U.S. tax reform discrete net tax expense, lower Simplify to Grow program costs, fewer shares outstanding, a gain on divestiture and a benefit from current-year pension participation changes, partially offset by lapping the prior-year gain on equity method investment transactions, unfavorable currency translation, a loss related to interest rate swaps and unfavorable year-over-year change in mark-to-market impacts from currency and commodity derivatives.

•
Adjusted EPS, a non-GAAP financial measure, increased 3.2% to $0.64 in the third quarter of 2019 and increased 3.9% to $1.86 in the first nine months of 2019 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 9.7% to $0.68 in the third quarter of 2019 and increased 11.2% to $1.99 in the first nine months of 2019 as compared to the same periods in the prior year. For the third quarter of 2019 and the first nine months of 2019, operating gains, an increase in equity method investment earnings, fewer shares outstanding and lower taxes were significant drivers of growth. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2018 and discussed in the footnotes to our financial statements.

•	Market conditions. Snack categories continued to grow in the third quarter of 2019. Volatility in the global currency and commodity markets also continued.

•
Brexit. We continue to monitor developments related to the U.K. planned exit from the European Union ("Brexit"). The European Union approved an extension of the Brexit deadline through January 31, 2020. We continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Our exposure to disruptions to our supply chain, the imposition of tariffs and currency devaluation in the United Kingdom could result in a material impact to our consolidated revenue, earnings and cash flow. In the nine months ended September 30, 2019, we generated 8.4% of our consolidated net revenues in the United Kingdom, and our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. The volatility in foreign currencies and other markets is expected to continue as the United Kingdom executes its exit from the European Union. If the U.K.'s membership in the European Union terminates without an agreement, there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and European Union, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. If the ultimate terms of the U.K.’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We have taken measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks. Resulting impacts and market volatility can vary significantly depending on the final terms of the U.K.’s exit agreement from the European Union.

•
Collective bargaining agreements. In the fourth quarter of 2018, we executed a complete withdrawal from the Fund and recorded an estimate of the withdrawal liability. On July 11, 2019, we received a withdrawal liability assessment from the Fund totaling $526 million and requiring pro-rata monthly payments over 20 years. To meet this obligation, we began making payments during the third quarter of 2019. As of September 30, 2019, our discounted withdrawal liability was $394 million, with $14 million payable in the next twelve months.

•
U.S. and Swiss tax reform. During the third quarter of 2019, Swiss Federal and Zurich Cantonal tax events drove our recognition of a $767 million Swiss tax reform net benefit to our results of operations. The future tax rate impacts of the Swiss tax reform law changes will become effective starting January 1, 2020 and are not expected to be material relative to the Company's overall results of operations. In the United States, while the 2017 U.S. tax reform reduced the U.S. corporate tax rate and included some beneficial provisions, other provisions have, and in the future will have, an adverse effect on our results. We continue to evaluate the impacts as additional guidance on implementing the legislation becomes available.

•
Argentina. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, on July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries. We recorded a remeasurement loss of $2 million during the nine months ended September 30, 2019 related to the revaluation of our Argentinian peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Argentinian pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2019	2018	2019	2018
		(in millions, except percentages)
Net gain/(loss) on equity method investment transactions	Note 7	$—	$757	$(2)	$757
Simplify to Grow Program	Note 8
Restructuring charges		(77)	(56)	(117)	(220)
Implementation charges		(75)	(83)	(193)	(215)
(Loss)/gain related to interest rate swaps	Note 9 & 10	(111)	1	(111)	10
Loss on debt extinguishment	Note 9	—	—	—	(140)
Intangible asset impairment charges		(57)	(68)	(57)	(68)
Remeasurement of net monetary position	Note 1	(1)	(13)	(2)	(13)
CEO transition remuneration (1)		(3)	(4)	(9)	(18)
Acquisition and divestiture-related costs
Acquisition-related costs		(1)	(1)	(2)	(14)
Acquisition integration costs		—	1	—	(2)
Net gain on divestiture		3	—	44	—
Divestiture-related costs		4	—	(6)	3
Mark-to-market gains/(losses) from derivatives (2)	Note 10	18	(113)	67	180
Impact from resolution of tax matters	Note 13	—	—	—	(15)
Impact from pension participation changes	Note 11	(3)	(3)	32	(411)
Equity method investee acquisition- related and other adjustments (3)		15	20	47	(86)
Swiss tax reform net impacts	Note 15	767	—	767	—
U.S. tax reform discrete net tax impacts	Note 15	—	(9)	(2)	(96)
Effective tax rate	Note 15	(92.5)%	46.3%	(8.8)%	31.9%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item for additional information.

(2)	Includes mark-to-market gains/(losses) from derivatives recorded in operating income and interest expense and other, net.

(3)	Amount for the nine months ended September 30, 2018 primarily relates to a deferred tax benefit Keurig recorded as a result of U.S. tax reform.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30:

	For the Three Months Ended September 30,
	2019	2018	$ change	% change
	(in millions, except per share data)
Net revenues	$6,355	$6,288	$67	1.1%
Operating income	876	737	139	18.9%
Net earnings attributable to Mondelēz International	1,423	1,194	229	19.2%
Diluted earnings per share attributable to Mondelēz International	0.98	0.81	0.17	21.0%

Net Revenues – Net revenues increased $67 million (1.1%) to $6,355 million in the third quarter of 2019, and Organic Net Revenue (1) increased $266 million (4.2%) to $6,525 million. Emerging markets net revenues increased 1.6%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 6.6% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2019
Change in net revenues (by percentage point)
Total change in net revenues	1.1%
Add back the following items affecting comparability:
Unfavorable currency	3.2	pp
Impact of divestiture	0.4	pp
Impact of acquisition	(0.5	)pp
Total change in Organic Net Revenue (1)	4.2%
Higher net pricing	2.1	pp
Favorable volume/mix	2.1	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 1.1% was driven by our underlying Organic Net Revenue growth of 4.2% and the impact of an acquisition, partially offset by unfavorable currency and the impact of a divestiture. Our underlying Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix was reflected in Europe, AMEA and North America, partially offset by unfavorable volume/mix in Latin America. Net pricing was up, which includes the benefit of carryover pricing from 2018 as well as the effects of input cost-driven pricing actions taken during 2019. Higher net pricing was reflected in all regions. The July 16, 2019 acquisition of a majority interest in a U.S. refrigerated nutrition bar company, Perfect Snacks, added net revenues of $26 million in the third quarter of 2019. Refer to Note 2, Divestitures and Acquisitions, for additional information. Unfavorable currency impacts decreased net revenues by $196 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinian peso, euro, British pound sterling, Australian dollar and Chinese yuan. The impact of the divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019 resulted in a year-over-year decline in net revenues of $29 million in the third quarter of 2019.

Operating Income – Operating income increased $139 million (18.9%) to $876 million in the third quarter of 2019, Adjusted Operating Income (1) decreased $3 million (0.3%) to $1,065 million and Adjusted Operating Income on a constant currency basis (1) increased $46 million (4.3%) to $1,114 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended September 30, 2018	$737
Simplify to Grow Program (2)	139
Intangible asset impairment charges (3)	68
Mark-to-market losses from derivatives (4)	112
Acquisition integration costs (5)	(1)
Acquisition-related costs (6)	1
Operating income from divestiture (6)	(6)
Remeasurement of net monetary position (7)	13
CEO transition remuneration (1)	4
Other/rounding	1
Adjusted Operating Income (1) for the Three Months Ended September 30, 2018	$1,068
Higher net pricing	132
Higher input costs	(112)
Favorable volume/mix	33
Higher selling, general and administrative expenses	(8)
Impact from acquisition (6)	1
Total change in Adjusted Operating Income (constant currency) (1)	46	4.3%
Unfavorable currency translation	(49)
Total change in Adjusted Operating Income (1)	(3)	(0.3)%
Adjusted Operating Income (1) for the Three Months Ended September 30, 2019	$1,065
Simplify to Grow Program (2)	(151)
Intangible asset impairment charges (3)	(57)
Mark-to-market gains from derivatives (4)	20
Acquisition-related costs (6)	(1)
Divestiture-related costs (6)	4
Net gain on divestiture (6)	3
Remeasurement of net monetary position (7)	(1)
CEO transition remuneration (1)	(3)
Swiss tax reform impact (8)	(2)
Other/rounding	(1)
Operating Income for the Three Months Ended September 30, 2019	$876	18.9%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 8, Restructuring Program, for more information.

(3)	Refer to Note 6, Goodwill and Intangible Assets, for more information on intangible asset impairments.

(4)
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

(6)
Refer to Note 2, Divestitures and Acquisitions, for more information on the July 16, 2019 acquisition of a majority interest in Perfect Snacks, the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa and the June 7, 2018 acquisition of Tate's Bake Shop.

(7)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(8)	Refer to Note 15, Income Taxes, for more information on Swiss tax reform.

During the third quarter of 2019, we realized higher net pricing, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2018 as well as the effects of input cost-driven pricing actions taken during 2019, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs due to productivity efforts. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials as well as higher packaging, energy, dairy, grains and cocoa costs. Favorable volume/mix was driven by Europe and North America, which was partially offset by unfavorable volume/mix in Latin America and AMEA.

Total selling, general and administrative expenses decreased $42 million from the third quarter of 2018, due to a number of factors noted in the table above, including in part, favorable currency impact related to expenses, lower remeasurement loss on net monetary position in Argentina, lower implementation costs incurred for the Simplify to Grow program and the reversal of divestiture-related costs due to accruals no longer needed, partially offset by the impact of an acquisition. Excluding these factors, selling, general and administrative expenses increased $8 million from the third quarter of 2018. The increase was driven by higher overhead costs due to incremental investments in route-to-market capabilities.

Unfavorable currency changes decreased operating income by $49 million due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinian peso, euro and British pound sterling.

Operating income margin increased from 11.7% in the third quarter of 2018 to 13.8% in the third quarter of 2019. The increase in operating income margin was driven primarily by the year-over-year favorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, lower remeasurement loss on net monetary position in Argentina and lower intangible asset impairment charges, partially offset by lower Adjusted Operating Income margin and higher Simplify to Grow Program costs. Adjusted Operating Income margin decreased from 17.1% in the third quarter of 2018 to 16.8% in the third quarter of 2019. The decrease in Adjusted Operating Income margin was driven primarily by higher raw material costs, partially offset by higher net pricing, lower manufacturing costs and selling, general and administrative expense leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,423 million increased by $229 million (19.2%) in the third quarter of 2019. Diluted EPS attributable to Mondelēz International was $0.98 in the third quarter of 2019, up $0.17 (21.0%) from the third quarter of 2018. Adjusted EPS (1) was $0.64 in the third quarter of 2019, up $0.02 (3.2%) from the third quarter of 2018. Adjusted EPS on a constant currency basis (1) was $0.68 in the third quarter of 2019, up $0.06 (9.7%) from the third quarter of 2018.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2018	$0.81
Simplify to Grow Program (2)	0.07
Intangible asset impairment charges (2)	0.03
Mark-to-market losses from derivatives (2)	0.07
Remeasurement of net monetary position (2)	0.01
U.S. tax reform discrete net tax benefit (3)	0.01
Gain on equity method investment transaction (4)	(0.39)
Equity method investee acquisition-related and other adjustments (5)	0.01
Adjusted EPS (1) for the Three Months Ended September 30, 2018	$0.62
Increase in operations	0.02
Increase in equity method investment net earnings	0.02
Changes in income taxes (3)	0.01
Changes in shares outstanding (6)	0.01
Adjusted EPS (constant currency) (1) for the Three Months Ended September 30, 2019	$0.68
Unfavorable currency translation	(0.04)
Adjusted EPS (1) for the Three Months Ended September 30, 2019	$0.64
Simplify to Grow Program (2)	(0.08)
Intangible asset impairment charges (2)	(0.03)
Mark-to-market gains from derivatives (2)	0.01
Loss related to interest rate swaps (7)	(0.08)
Swiss tax reform net impacts (3)	0.53
Equity method investee acquisition-related and other adjustments (5)	(0.01)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2019	$0.98

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)
Refer to Note 15, Income Taxes, and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of the U.S. tax reform, Swiss tax reform and items affecting income taxes.

(4)	Refer to Note 7, Equity Method Investments, for more information on the gain on equity method investment transactions.

(5)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs.

(6)
Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 16, Earnings per Share, for earnings per share weighted-average share information.

(7)	Refer to Note 10, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2019	2018	$ change	% change
	(in millions, except per share data)
Net revenues	$18,955	$19,165	$(210)	(1.1)%
Operating income	2,937	2,442	495	20.3%
Net earnings attributable to Mondelēz International	3,144	2,558	586	22.9%
Diluted earnings per share attributable to Mondelēz International	2.15	1.72	0.43	25.0%

Net Revenues – Net revenues decreased $210 million (1.1%) to $18,955 million in the first nine months of 2019, and Organic Net Revenue (1) increased $793 million (4.2%) to $19,866 million. Emerging markets net revenues decreased 1.1%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 7.6% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2019
Change in net revenues (by percentage point)
Total change in net revenues	(1.1)%
Add back the following items affecting comparability:
Unfavorable currency	5.4	pp
Impact of divestiture	0.2	pp
Impact of acquisitions	(0.3	)pp
Total change in Organic Net Revenue (1)	4.2%
Higher net pricing	2.3	pp
Favorable volume/mix	1.9	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decrease of 1.1% was driven by unfavorable currency and the impact of a divestiture, partially offset by our underlying Organic Net Revenue growth of 4.2% and the impact of acquisitions. Unfavorable currency impacts decreased net revenues by $1,027 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinian peso, euro, British pound sterling, Brazilian real, Australian dollar, Chinese yuan, Indian rupee and Russian ruble. The impact of the divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019 resulted in a year-over-year decline in net revenues of $37 million. Our underlying Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2018 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2019. Higher net pricing was reflected in all regions. Favorable volume/mix was reflected in Europe and AMEA, partially offset by unfavorable volume/mix in Latin America and North America. The July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $26 million and the June 7, 2018 acquisition of Tate’s Bake Shop added incremental net revenues of $35 million in the first nine months of 2019. Refer to Note 2, Divestitures and Acquisitions, for additional information.

Operating Income – Operating income increased $495 million (20.3%) to $2,937 million in the first nine months of 2019. Adjusted Operating Income (1) decreased $48 million (1.5%) to $3,163 million and Adjusted Operating Income on a constant currency basis (1) increased $137 million (4.3%) to $3,348 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Nine Months Ended September 30, 2018	$2,442
Simplify to Grow Program (2)	432
Intangible asset impairment charges (3)	68
Mark-to-market gains from derivatives (4)	(181)
Acquisition integration costs (5)	2
Acquisition-related costs (6)	14
Divestiture-related costs (6)	(3)
Operating income from divestiture (6)	(14)
Remeasurement of net monetary position (7)	13
Impact from pension participation changes (8)	408
Impact from resolution of tax matters (9)	11
CEO transition remuneration (1)	18
Other/rounding	1
Adjusted Operating Income (1) for the Nine Months Ended September 30, 2018	$3,211
Higher net pricing	448
Higher input costs	(284)
Favorable volume/mix	104
Higher selling, general and administrative expenses	(106)
Impact from acquisitions (6)	5
VAT-related settlements	(32)
Other	2
Total change in Adjusted Operating Income (constant currency) (1)	137	4.3%
Unfavorable currency translation	(185)
Total change in Adjusted Operating Income (1)	(48)	(1.5)%
Adjusted Operating Income (1) for the Nine Months Ended September 30, 2019	$3,163
Simplify to Grow Program (2)	(304)
Intangible asset impairment charges (3)	(57)
Mark-to-market gains from derivatives (4)	69
Acquisition-related costs (6)	(2)
Divestiture-related costs (6)	(6)
Operating income from divestiture (6)	9
Net gain on divestiture (6)	44
Remeasurement of net monetary position (7)	(2)
Impact from pension participation changes (8)	35
CEO transition remuneration (1)	(9)
Swiss tax reform impact (10)	(2)
Other/rounding	(1)
Operating Income for the Nine Months Ended September 30, 2019	$2,937	20.3%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 8, Restructuring Program, for more information.

(3)	Refer to Note 6, Goodwill and Intangible Assets, for more information on intangible asset impairments.

(4)
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

(6)
Refer to Note 2, Divestitures and Acquisitions, for more information on the July 16, 2019 acquisition of a majority interest in Perfect Snacks, the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa and the June 7, 2018 acquisition of Tate's Bake Shop.

(7)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(8)	Refer to Note 11, Benefit Plans, for more information.

(9)	Refer to Note 13, Commitments and Contingencies – Tax Matters, for more information.

(10)	Refer to Note 15, Income Taxes, for more information on Swiss tax reform.

During the first nine months of 2019, we realized higher net pricing, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2018 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2019, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs due to productivity efforts. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher packaging, energy, dairy, grains and oils costs, partially offset by lower costs for sugar and cocoa. Favorable volume/mix was driven by Europe and AMEA, which was partially offset by unfavorable volume/mix in Latin America and North America.

Total selling, general and administrative expenses decreased $553 million from the first nine months of 2018, due to a number of factors noted in the table above, including in part, the lapping of the prior-year impact from pension participation changes, favorable currency impact, the benefit from current-year pension participation changes, lower implementation costs incurred for the Simplify to Grow program, lower acquisition-related costs, the lapping of a prior-year expense from the resolution of a tax matter, lower remeasurement loss on net monetary position in Argentina and lower CEO transition remuneration. These decreases were partially offset by the lapping of a benefit from a prior-year value-added tax (“VAT”) related settlement, the impact of acquisitions, a VAT cost settlement in 2019 and higher divestiture-related costs. Excluding these factors, selling, general and administrative expenses increased $106 million from the first nine months of 2018. The increase was driven primarily by higher overheads reflecting route-to-market investments and higher advertising and consumer promotion costs.

We recorded an expense of $11 million from a VAT-related settlement in Latin America in the first nine months of 2019 and a benefit of $21 million from a VAT-related settlement in Latin America in the first nine months of 2018. Unfavorable currency changes decreased operating income by $185 million due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, Argentinian peso, British pound sterling, Brazilian real, Australian dollar, Chinese yuan and Indian rupee.

Operating income margin increased from 12.7% in the first nine months of 2018 to 15.5% in the first nine months of 2019. The increase in operating income margin was driven primarily by the lapping of the prior-year impact from pension participation changes, lower Simplify to Grow Program costs, a gain on divestiture, the benefit from current-year pension participation changes, lower acquisition-related costs and the lapping of a prior-year expense from the resolution of a tax matter, partially offset by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities. Adjusted Operating Income margin decreased from 16.8% for the first nine months of 2018 to 16.7% for first nine months of 2019. The decrease in Adjusted Operating Income margin was driven primarily by higher raw material costs, mostly offset by higher pricing and lower manufacturing costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,144 million increased by $586 million (22.9%) in the first nine months of 2019. Diluted EPS attributable to Mondelēz International was $2.15 in the first nine months of 2019, up $0.43 (25.0%) from the first nine months of 2018. Adjusted EPS (1) was $1.86 in the first nine months of 2019, up $0.07 (3.9%) from the first nine months of 2018. Adjusted EPS on a constant currency basis (1) was $1.99 in the first nine months of 2019, up $0.20 (11.2%) from the first nine months of 2018.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2018	$1.72
Simplify to Grow Program (2)	0.22
Intangible asset impairment charges (2)	0.03
Mark-to-market gains from derivatives (2)	(0.10)
Acquisition-related costs (2)	0.01
Net earnings from divestiture (2)	(0.01)
Remeasurement of net monetary position (2)	0.01
Impact from pension participation changes (2)	0.21
CEO transition remuneration (2)	0.01
Gain related to interest rate swaps (3)	(0.01)
Loss on debt extinguishment (4)	0.07
U.S. tax reform discrete net tax expense (5)	0.06
Gain on equity method investment transaction (6)	(0.39)
Equity method investee acquisition-related and other adjustments (7)	(0.04)
Adjusted EPS (1) for the Nine Months Ended September 30, 2018	$1.79
Increase in operations	0.09
Increase in equity method investment net earnings	0.06
VAT-related settlements	(0.01)
Changes in income taxes (5)	0.02
Changes in shares outstanding (8)	0.04
Adjusted EPS (constant currency) (1) for the Nine Months Ended September 30, 2019	$1.99
Unfavorable currency translation	(0.13)
Adjusted EPS (1) for the Nine Months Ended September 30, 2019	$1.86
Simplify to Grow Program (2)	(0.17)
Intangible asset impairment charges (2)	(0.03)
Mark-to-market gains from derivatives (2)	0.04
Divestiture-related costs (2)	(0.01)
Net earnings from divestiture (2)	0.01
Net gain on divestiture (2)	0.03
Impact from pension participation changes (2)	0.02
CEO transition remuneration (2)	(0.01)
Loss related to interest rate swaps (3)	(0.08)
Swiss tax reform net impacts (5)	0.53
Net loss on equity method investment transactions (6)	(0.01)
Equity method investee acquisition-related and other adjustments (7)	(0.03)
Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2019	$2.15

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 10, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(4)	Refer to Note 9, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment.

(5)
Refer to Note 15, Income Taxes, and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of the U.S. tax reform, Swiss tax reform and items affecting income taxes.

(6)	Refer to Note 7, Equity Method Investments, for more information on the net gain and loss on equity method investment transactions.

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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net revenues:
Latin America	$736	$774	$2,273	$2,439
AMEA	1,419	1,398	4,312	4,300
Europe	2,377	2,361	7,175	7,370
North America	1,823	1,755	5,195	5,056
Net revenues	$6,355	$6,288	$18,955	$19,165
Earnings before income taxes:
Operating income:
Latin America	$84	$100	$250	$318
AMEA	188	153	635	558
Europe	331	381	1,239	1,245
North America	370	334	1,096	514
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	20	(112)	69	181
General corporate expenses	(76)	(74)	(264)	(228)
Amortization of intangibles	(43)	(44)	(130)	(132)
Net gain on divestiture	3	—	44	—
Acquisition-related costs	(1)	(1)	(2)	(14)
Operating income	876	737	2,937	2,442
Benefit plan non-service income	13	19	42	47
Interest and other expense, net	(205)	(86)	(386)	(414)
Earnings before income taxes	$684	$670	$2,593	$2,075

Latin America

	For the Three Months Ended September 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$736	$774	$(38)	(4.9)%
Segment operating income	84	100	(16)	(16.0)%

	For the Nine Months Ended September 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$2,273	$2,439	$(166)	(6.8)%
Segment operating income	250	318	(68)	(21.4)%

Three Months Ended September 30:

Net revenues decreased $38 million (4.9%), due to unfavorable currency (9.2 pp) and unfavorable volume/mix (4.6 pp), partially offset by higher net pricing (8.9 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Argentinian peso, Mexican peso and Brazilian real. Unfavorable volume/mix was due to the impact of pricing-related elasticity, and was driven by declines in refreshment beverages, chocolate, candy and cheese & grocery, partially offset by gains in biscuits and gum. Higher net pricing was reflected across all categories, driven primarily by Argentina and Brazil.

Segment operating income decreased $16 million (16.0%), primarily due to higher raw material costs, unfavorable currency and unfavorable volume/mix. These unfavorable items were partially offset by higher net pricing, lower costs incurred for the Simplify to Grow Program, lower remeasurement loss on net monetary position in Argentina and lower advertising and consumer promotion costs.

Nine Months Ended September 30:

Net revenues decreased $166 million (6.8%), due to unfavorable currency (14.7 pp) and unfavorable volume/mix (2.1 pp), partially offset by higher net pricing (10.0 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Argentinian peso, Brazilian real and Mexico peso. Unfavorable volume/mix was due to the impact of pricing-related elasticity, and was driven by declines in refreshment beverages, candy, cheese & grocery and gum, partially offset by gains in chocolate and biscuits. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $68 million (21.4%), primarily due to higher raw material costs, unfavorable currency, higher other selling, general and administrative expenses (including lapping the benefit from a VAT-related settlement in 2018 and the expense of a VAT-related settlement in 2019), unfavorable volume/mix and higher manufacturing costs. These unfavorable items were partially offset by higher net pricing, lower costs incurred for the Simplify to Grow Program and lower remeasurement loss on net monetary position in Argentina.

AMEA

	For the Three Months Ended September 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$1,419	$1,398	$21	1.5%
Segment operating income	188	153	35	22.9%

	For the Nine Months Ended September 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$4,312	$4,300	$12	0.3%
Segment operating income	635	558	77	13.8%

Three Months Ended September 30:

Net revenues increased $21 million (1.5%), due to favorable volume/mix (3.6 pp) and higher net pricing (1.7 pp), partially offset by the impact of a divestiture (2.2 pp) and unfavorable currency (1.6 pp). Favorable volume/mix was driven by gains in biscuits, chocolate, gum and cheese & grocery, partially offset by declines in refreshment beverages and candy. Higher net pricing was reflected across all categories except cheese & grocery. The divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019, resulted in a year-over-year decline in net revenues of $29 million for the third quarter of 2019. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Chinese yuan and South African rand.

Segment operating income increased $35 million (22.9%), primarily due to lower manufacturing costs, lower costs incurred for the Simplify to Grow Program and higher net pricing. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, unfavorable volume/mix, higher intangible asset impairment charges, the impact of the divestiture and unfavorable currency.

Nine Months Ended September 30:

Net revenues increased $12 million (0.3%), due to favorable volume/mix (3.9 pp) and higher net pricing (1.5 pp), mostly offset by unfavorable currency (4.2 pp) and the impact of a divestiture (0.9 pp). Favorable volume/mix was driven by gains across all categories except candy and refreshment beverages. Higher net pricing was reflected across all categories. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Australian dollar, Chinese yuan, Indian rupee and South African rand. The divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019, resulted in a year-over-year decline in net revenues of $37 million.

Segment operating income increased $77 million (13.8%), primarily due to lower manufacturing costs, higher net pricing, lower costs incurred for the Simplify to Grow Program and favorable volume/mix. These favorable items were partially offset by higher raw material costs, unfavorable currency, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, higher intangible asset impairment charges, divestiture-related costs incurred in 2019 and the impact of the divestiture.

Europe

	For the Three Months Ended September 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$2,377	$2,361	$16	0.7%
Segment operating income	331	381	(50)	(13.1)%

	For the Nine Months Ended September 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$7,175	$7,370	$(195)	(2.6)%
Segment operating income	1,239	1,245	(6)	(0.5)%

Three Months Ended September 30:

Net revenues increased $16 million (0.7%), due to favorable volume/mix (4.7 pp) and higher net pricing (0.3 pp), partially offset by unfavorable currency (4.3 pp). Favorable volume/mix was driven by gains in all categories except gum. Higher net pricing was reflected in chocolate, gum and candy, mostly offset by lower net pricing in biscuits, refreshment beverages and cheese & grocery. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, including the euro and British pound sterling.

Segment operating income decreased $50 million (13.1%), primarily due to higher costs incurred for the Simplify to Grow Program, higher raw material costs, unfavorable currency and higher advertising and consumer promotion costs. These unfavorable items were partially offset by favorable volume/mix, lower other selling, general and administrative expenses, higher net pricing, lower manufacturing costs and lower intangible asset impairment charges.

Nine Months Ended September 30:

Net revenues decreased $195 million (2.6%), due to unfavorable currency (6.4 pp), partially offset by favorable volume/mix (3.6 pp) and higher net pricing (0.2 pp). Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, primarily the euro, British pound sterling, Russian ruble and Turkish lira. Favorable volume/mix was driven by gains across all categories except gum. Higher net pricing was driven by gum, candy and chocolate, mostly offset by lower net pricing in biscuits, cheese & grocery and refreshment beverages.

Segment operating income decreased $6 million (0.5%), primarily due to unfavorable currency, higher raw material costs and higher advertising and consumer promotion costs. These unfavorable items were partially offset by favorable volume/mix, lower manufacturing costs, higher net pricing, lower other selling, general and administrative expenses and lower intangible asset impairment charges.

North America

	For the Three Months Ended September 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$1,823	$1,755	$68	3.9%
Segment operating income	370	334	36	10.8%

	For the Nine Months Ended September 30,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$5,195	$5,056	$139	2.7%
Segment operating income	1,096	514	582	113.2%

Three Months Ended September 30:

Net revenues increased $68 million (3.9%), due to higher net pricing (1.9 pp), the impact of an acquisition (1.4 pp) and favorable volume/mix (0.6 pp). Higher net pricing was reflected in biscuits, candy and gum, partially offset by lower net pricing in chocolate. The July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $26 million in the third quarter of 2019. Favorable volume/mix was driven by a gain in biscuits, mostly offset by declines in gum, candy and chocolate.

Segment operating income increased $36 million (10.8%), primarily due to higher net pricing, lapping prior -year intangible asset impairment charges, favorable volume/mix and lower manufacturing costs. These favorable items were partially offset by higher raw material costs and higher other selling, general and administrative expenses.

Nine Months Ended September 30:

Net revenues increased $139 million (2.7%), due to higher net pricing (2.5 pp) and the impact of acquisitions (1.2 pp), partially offset by unfavorable volume/mix (0.7 pp) and unfavorable currency (0.3 pp). Higher net pricing was reflected across all categories except chocolate. The July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $26 million and the June 7, 2018 acquisition of Tate’s Bake Shop added incremental net revenues of $35 million in the first nine months of 2019. Unfavorable volume/mix was driven by declines across all categories except biscuits. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $582 million (113.2%), primarily due to lapping prior-year pension participation changes, higher net pricing, lower costs incurred for the Simplify to Grow Program, benefit from current-year pension participation changes, lower manufacturing costs, lapping prior-year intangible asset impairment charges, lower advertising and promotion costs and the impact from the acquisitions of Perfect Snacks and Tate's Bake Shop. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses and unfavorable volume/mix.

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

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $1,882 million in the first nine months of 2019 and $1,885 million in the first nine months of 2018. The small decrease in net cash provided by operating activities was due primarily to increased working capital requirements including higher tax payments, partially offset by higher earnings, increased distributions from equity method investments and lower pension contributions.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $735 million in the first nine months of 2019 and $1,202 million in the first nine months of 2018. The decrease in net cash used in investing activities primarily relates to lapping the 2018 cash payment to acquire the Tate's Bake Shop business, 2019 cash proceeds from the divestiture of primarily our cheese business in the Middle East and Africa and lower capital expenditures, partially offset by lower cash received as a result of the settlement and replacement of several net investment hedge derivative contracts. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2019 capital expenditures to be up to $0.9 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures from operations.

Net Cash Used in Financing Activities:
Net cash used in financing activities was $686 million in the first nine months of 2019 and $7 million in the first nine months of 2018. The increase in cash used in financing activities was primarily due to lower net debt issuances and higher dividends paid in the first nine months of 2019, partially offset by lower share repurchases.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 9, Debt and Borrowing Arrangements, for details of our debt activity during the first nine months of 2019. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

During 2016, one of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), issued debt totaling $4.5 billion. The operations held by MIHN generated approximately 72.6% (or $13.8 billion) of the $19.0 billion of consolidated net revenue in the nine months ended September 30, 2019. The operations held by MIHN represented approximately 83.6% (or $22.5 billion) of the $26.9 billion of net assets as of September 30, 2019 and 80.5% (or $20.7 billion) of the $25.7 billion of net assets as of December 31, 2018.

On February 1, 2019, our Board of Directors approved a new $5.0 billion long-term financing authority to replace the prior authority. As of September 30, 2019, we had $3.4 billion of long-term financing authority remaining.

In the next 12 months, we expect approximately $3.7 billion of long-term debt will mature as follows: $2.3 billion in October 2019, $427 million in February 2020, $226 million in March 2020 and $750 million in May 2020. We expect to fund these repayments with a combination of cash from operations, short-term debt, including issuance of commercial paper, and long-term debt.

Our total debt was $19.5 billion at September 30, 2019 and $18.4 billion at December 31, 2018. Our debt-to-capitalization ratio was 0.42 at September 30, 2019 and 0.42 at December 31, 2018. At September 30, 2019, the weighted-average term of our outstanding long-term debt was 5.1 years. Our average daily commercial paper borrowings outstanding were $4.2 billion in the first nine months of 2019 and $4.6 billion in the first nine months of 2018. We had commercial paper outstanding totaling $3.1 billion as of September 30, 2019 and $3.1 billion as of December 31, 2018. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 9, Debt and Borrowing Arrangements.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first nine months of 2019, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for packaging, energy, dairy, grains and oils, partially offset by lower costs for sugar and cocoa.

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

We expect price volatility and a higher aggregate cost environment to continue in the remainder of 2019. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

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

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 12, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the nine months ended September 30, 2019.

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

We repurchased shares at an aggregate cost of $16.2 billion, at a weighted-average cost of $39.86 per share, through September 30, 2019 ($1.2 billion in the first nine months of 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013). The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and Board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $1,131 million in the first nine months of 2019 and $980 million in the first nine months of 2018. On July 30, 2019, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.285 per share of Class A Common Stock, an increase of 10 percent, which would be $1.14 per common share on an annualized basis. This dividend payable to shareholders of record as of September 30, 2019 was paid on October 14, 2019. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies:
See Note 13, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “predict,” “seek,” "potential," “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; price volatility and pricing actions; the cost environment and measures to address increased costs; our tax rate, tax positions, tax proceedings, transition tax liability and the impact of U.S. and Swiss tax reform on our results; the U.K.'s planned exit from the European Union and its impact on our results, including if the United Kingdom exits the European Union without an agreement; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices and supply; our investments; political and economic conditions and volatility; currency exchange rates, controls and restrictions; the application of highly inflationary accounting for our Argentinian subsidiaries and the potential for and impacts from currency devaluation in other countries; our ownership interest in Keurig Dr Pepper; operating lease liability; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liability related to our withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund; our liquidity, funding sources and uses of funding, including our use of commercial paper; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; share repurchases; dividends; long-term value for our shareholders; the characterization of 2019 distributions as dividends; and our contractual obligations.

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

•
“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related divestiture (2), acquisition and integration costs (2); the operating results of divestitures (2); remeasurement of net monetary position (5); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); impact from resolution of tax matters (7); CEO transition remuneration (8); impact from pension participation changes (9); Swiss tax reform impacts (10); and incremental expenses related to the 2017 malware incident. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•
“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gain on equity method investment transactions; net earnings from divestitures (2); gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans and U.S. and Swiss tax reform impacts (10). Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ unusual or infrequent items (11). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)
When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. During the third quarter of 2019, we added to the non-GAAP definitions the exclusion of the impact from Swiss tax reform as described in footnote (10) below.

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

(10)
We exclude the impact of the 2019 Swiss tax reform and 2017 U.S. tax reform. During the third quarter of 2019, Swiss Federal and Zurich Cantonal tax events drove our recognition of a Swiss tax reform net benefit to our results of operations. On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. We exclude these tax reform impacts from our Adjusted EPS as they do not reflect our ongoing tax obligations under the new tax reforms. Refer to Note 15, Income Taxes, for more information on our current year estimated annual effective tax rate and Swiss tax reform and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of U.S. tax reform.

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

Organic Net Revenue:
Applying the definition of “Organic Net Revenue,” the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, acquisitions and a divestiture. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,363	$3,992	$6,355	$2,325	$3,963	$6,288
Impact of currency	85	111	196	—	—	—
Impact of acquisitions	—	(26)	(26)	—	—	—
Impact of divestiture	—	—	—	(29)	—	(29)
Organic Net Revenue	$2,448	$4,077	$6,525	$2,296	$3,963	$6,259

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$7,137	$11,818	$18,955	$7,218	$11,947	$19,165
Impact of currency	584	443	1,027	—	—	—
Impact of acquisitions	—	(61)	(61)	—	—	—
Impact of divestiture	(55)	—	(55)	(92)	—	(92)
Organic Net Revenue	$7,666	$12,200	$19,866	$7,126	$11,947	$19,073

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; acquisition integration costs; acquisition and divestiture-related costs; operating income from a divestiture; gain from a divestiture; the remeasurement of net monetary position; impact from pension participation changes; impact from the resolution of tax matters; Swiss tax reform impact and CEO transition remuneration. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in millions)
Operating Income	$876	$737	$139	18.9%
Simplify to Grow Program (1)	151	139	12
Intangible asset impairment charges (2)	57	68	(11)
Mark-to-market (gains)/losses from derivatives (3)	(20)	112	(132)
Acquisition integration costs (4)	—	(1)	1
Acquisition-related costs (5)	1	1	—
Divestiture-related costs (5)	(4)	—	(4)
Operating income from divestiture (5)	—	(6)	6
Net gain on divestiture (5)	(3)	—	(3)
Remeasurement of net monetary position (6)	1	13	(12)
Swiss tax reform impact (7)	2	—	2
CEO transition remuneration (8)	3	4	(1)
Other/rounding	1	1	—
Adjusted Operating Income	$1,065	$1,068	$(3)	(0.3)%
Unfavorable currency translation	49	—	49
Adjusted Operating Income (constant currency)	$1,114	$1,068	$46	4.3%

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in millions)
Operating Income	$2,937	$2,442	$495	20.3%
Simplify to Grow Program (1)	304	432	(128)
Intangible asset impairment charges (2)	57	68	(11)
Mark-to-market gains from derivatives (3)	(69)	(181)	112
Acquisition integration costs (4)	—	2	(2)
Acquisition-related costs (5)	2	14	(12)
Divestiture-related costs (5)	6	(3)	9
Operating income from divestiture (5)	(9)	(14)	5
Net gain on divestiture (5)	(44)	—	(44)
Remeasurement of net monetary position (6)	2	13	(11)
Impact from pension participation changes (9)	(35)	408	(443)
Impact from resolution of tax matters (10)	—	11	(11)
Swiss tax reform impact (7)	2	—	2
CEO transition remuneration (8)	9	18	(9)
Other/rounding	1	1	—
Adjusted Operating Income	$3,163	$3,211	$(48)	(1.5)%
Unfavorable currency translation	185	—	185
Adjusted Operating Income (constant currency)	$3,348	$3,211	$137	4.3%

(1)	Refer to Note 8, Restructuring Program, for more information.

(2)	Refer to Note 6, Goodwill and Intangible Assets, for more information on intangible asset impairments.

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

(6)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(7)	Refer to Note 15, Income Taxes for more information on Swiss tax reform.

(8)	Refer to the Non-GAAP Financial Measures definition and related table notes.

(9)	Refer to Note 11, Benefit Plans, for more information.

(10)	Refer to Note 13, Commitments and Contingencies – Tax Matters, for more information.

Adjusted EPS:
Applying the definition of “Adjusted EPS,” (1) the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as a gains/(losses) related to interest rate swaps; loss on debt extinguishment; Swiss tax reform impact, U.S. tax reform discrete net tax impact; net gains/losses on equity method investment transactions; and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.98	$0.81	$0.17	21.0%
Simplify to Grow Program (2)	0.08	0.07	0.01
Intangible asset impairment charges (2)	0.03	0.03	—
Mark-to-market (gains)/losses from derivatives (2)	(0.01)	0.07	(0.08)
Remeasurement of net monetary position (2)	—	0.01	(0.01)
Loss related to interest rate swaps (3)	0.08	—	0.08
Swiss tax reform net impacts (4)	(0.53)	—	(0.53)
U.S. tax reform discrete net tax expense (4)	—	0.01	(0.01)
Gain on equity method investment transactions (5)	—	(0.39)	0.39
Equity method investee acquisition-related and other adjustments (6)	0.01	0.01	—
Adjusted EPS	$0.64	$0.62	$0.02	3.2%
Unfavorable currency translation	0.04	—	0.04
Adjusted EPS (constant currency)	$0.68	$0.62	$0.06	9.7%

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.15	$1.72	$0.43	25.0%
Simplify to Grow Program (2)	0.17	0.22	(0.05)
Intangible asset impairment charges (2)	0.03	0.03	—
Mark-to-market gains from derivatives (2)	(0.04)	(0.10)	0.06
Acquisition-related costs (2)	—	0.01	(0.01)
Divestiture-related costs (2)	0.01	—	0.01
Net earnings from divestiture (2)	(0.01)	(0.01)	—
Net gain on divestiture (2)	(0.03)	—	(0.03)
Remeasurement of net monetary position (2)	—	0.01	(0.01)
Impact from pension participation changes (2)	(0.02)	0.21	(0.23)
CEO transition remuneration (2)	0.01	0.01	—
Net loss/(gain) related to interest rate swaps (3)	0.08	(0.01)	0.09
Loss on debt extinguishment (7)	—	0.07	(0.07)
Swiss tax reform net impacts (4)	(0.53)	—	(0.53)
U.S. tax reform discrete net tax expense (4)	—	0.06	(0.06)
Net gains and losses on equity method investment transactions (5)	0.01	(0.39)	0.40
Equity method investee acquisition-related and other adjustments (6)	0.03	(0.04)	0.07
Adjusted EPS	$1.86	$1.79	$0.07	3.9%
Unfavorable currency translation	0.13	—	0.13
Adjusted EPS (constant currency)	$1.99	$1.79	$0.20	11.2%

(1)
The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.

•
For the three months ended September 30, 2019, taxes for the: Simplify to Grow Program were $(29) million, intangible asset impairment charges were $(14) million, mark-to-market gains from derivatives were $8 million, loss related to interest rate swaps were zero, Swiss tax reform were $(769) million and equity method investee and other adjustments were $(3) million.

•
For the three months ended September 30, 2018, taxes for the: Simplify to Grow Program were $(34) million, intangible asset impairment charges were $(16) million, mark-to-market losses from derivatives were $(12) million, U.S. tax reform were $9 million, gain on equity method investment transaction were $184 million and equity method investee and other adjustments were $(2) million.

•
For the nine months ended September 30, 2019, taxes for the: Simplify to Grow Program were $(67) million, intangible asset impairment charges were $(14) million, mark-to-market gains from derivatives were $14 million, net earnings from divestiture were zero, net gain on divestiture were $3 million, impact from pension participation changes were $9 million, CEO transition remuneration were zero, net gain related to interest rate swaps were zero, Swiss tax reform were $(769) million, net loss on equity method investment transactions were $6 million and equity method investee and other adjustments were $(10) million.

•
For the nine months ended September 30, 2018, taxes for the: Simplify to Grow Program were $(111) million, intangible asset impairment charges were $(16) million, mark-to-market gains from derivatives were $27 million, acquisition-related costs were $(3) million, net earnings from divestiture were $1 million, impact from pension participation changes were $(104) million, CEO transition remuneration were $(4) million, net gain related to interest rate swaps were $2 million, loss on debt extinguishment were $(35) million, U.S. tax reform were $96 million, gain on equity method investment transaction were $184 million and equity method investee and other adjustments were $24 million.

(2)	See the Adjusted Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 10, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(4)	Refer to Note 15, Income Taxes, and to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the impact of Swiss and U.S. tax reform.

(5)	Refer to Note 7, Equity Method Investments, for more information on the net loss on equity method investment transactions.

(6)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and KDP or Keurig equity method investees.

(7)	Refer to Note 9, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the nine months ended September 30, 2019. For additional information on highly inflationary country currencies and the impact of currency policies and recent currency volatility on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to London Interbank Offered Rates (“LIBOR”). The Financial Conduct Authority in the United Kingdom plans to phase out LIBOR by the end of 2021. We do not anticipate a significant impact to our financial position from the planned phase out of LIBOR given our current mix of variable and fixed-rate debt. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. Our weighted-average interest rate on our total debt was 2.2% as of September 30, 2019, 2.3% as of December 31, 2018 and 2.1% as of December 31, 2017. For more information on our 2019 debt activity, see Note 9, Debt and Borrowing Arrangements.

See Note 10, Financial Instruments, for more information on our 2019 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2019. We continued to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes this quarter. We also transitioned some of our order-to-cash processes in China to our outsourced partner. Pursuant to our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners or by us, and they are subject to management’s internal control testing. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 13, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2019 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1-31, 2019	873,244	$54.80	862,624	$3,662
August 1-31, 2019	1,967,830	54.21	1,963,235	3,556
September 1-30, 2019	975,500	55.08	971,974	3,502
For the Quarter Ended September 30, 2019	3,816,574	54.56	3,797,833

(1)
The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 10,620 shares, 4,595 shares and 3,526 shares for the fiscal months of July, August and September 2019, respectively.

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

4.2
Indenture, dated as of October 28, 2016, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 28, 2016).

4.3
First Supplemental Indenture, dated as of September 19, 2019, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2019).

10.1
Term Loan Agreement, dated September 13, 2019, by and among Mondelez International Holdings Netherlands B.V., as borrower, Mondelēz International, Inc., as guarantor, the lenders named therein, MUFG Bank, Ltd., BofA Securities, Inc., Barclays Bank PLC, Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., TD Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers, and MUFG Bank, Ltd. as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2019).*

10.2
Separation Agreement and General Release between Mondelēz Global LLC and Timothy Cofer, dated August 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2019).+

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
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.
* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

October 29, 2019