Form 10-K
period 2019-12-31
Mondelez International, Inc.
filed 2020-02-07
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

COMMISSION FILE NUMBER 1-16483
Mondelēz International, Inc.
(Exact name of registrant as specified in its charter)

Virginia		52-2284372
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Three Parkway North
Deerfield,	Illinois	60015
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: 847-943-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, no par value	MDLZ	The Nasdaq Global Select Market
2.375% Notes due 2021	MDLZ21	The Nasdaq Stock Market LLC
1.000% Notes due 2022	MDLZ22	The Nasdaq Stock Market LLC
1.625% Notes due 2023	MDLZ23	The Nasdaq Stock Market LLC
1.625% Notes due 2027	MDLZ27	The Nasdaq Stock Market LLC
2.375% Notes due 2035	MDLZ35	The Nasdaq Stock Market LLC
4.500% Notes due 2035	MDLZ35A	The Nasdaq Stock Market LLC
3.875% Notes due 2045	MDLZ45	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2019, was $76.7 billion. At January 31, 2020, there were 1,432,943,006 shares of the registrant’s Class A Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 13, 2020 are incorporated by reference into Part III hereof.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

i

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “plan,” “believe,” “estimate,” “anticipate,” “likely,” “drive,” “seek,” “aim,” “potential,” “project,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, profitability and earnings; our strategic plan and our plan to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; our leadership position in snacking; our ability to meet consumer needs and demand and identify innovation and renovation opportunities; the results of driving operational excellence; price volatility and pricing actions; the cost environment and measures to address increased costs; our tax rate, tax positions, transition tax liability and the impact of U.S. and Swiss tax reform on our future results; market share; the United Kingdom’s withdrawal from the European Union and its impact on our results, including the consequences of any trade or other cross-border operating agreements, or failure to reach agreements, following the United Kingdom's withdrawal from the European Union; the costs of, timing of expenditures under and completion of our restructuring program; category growth; our effect on demand and our market position; consumer snacking behaviors; commodity prices and supply; investments; research, development and innovation; political and economic conditions and volatility; consumer confidence; the effect of the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or key commodities and potential changes in U.S. trade programs, trade relations, regulations, taxes or fiscal policies; currency exchange rates, controls and restrictions and volatility in foreign currencies; the application of highly inflationary accounting for our Argentinean subsidiaries and the potential for and impacts from currency devaluation in other countries; our e-commerce channel strategies; manufacturing and distribution capacity; changes in laws and regulations, regulatory compliance and related costs; our ownership interest in Keurig Dr Pepper; operating lease liability; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension obligations, expenses, contributions and assumptions; employee benefit plan expenses, obligations and assumptions; compensation expense; our sustainability and mindful snacking strategies, goals and initiatives and the impacts of climate change; the Brazilian indirect tax matter; our liability related to our withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund; the impacts of the malware incident; our ability to prevent and respond to cybersecurity breaches and disruptions; our liquidity, funding sources and uses of funding, including our use of commercial paper; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; share repurchases; dividends; long-term value for our shareholders; guarantees; and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; tax matters including changes in tax rates and laws, disagreements with taxing authorities and imposition of new taxes; use of information technology and third party service providers; unanticipated disruptions to our business, such as the malware incident, cyberattacks or other security breaches; competition; protection of our reputation and brand image; our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; the impact of climate change on our supply chain and operations; strategic transactions; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of and access to capital or other markets; pension costs; the expected discontinuance of London Interbank Offered Rates and transition to any other interest rate benchmark; and our ability to protect our intellectual property and intangible assets. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

PART I
Item 1. Business.

General

We are one of the world’s largest snack companies with global net revenues of $25.9 billion and net earnings of $3.9 billion in 2019. We make and sell primarily snacks, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy, as well as various cheese & grocery and powdered beverage products. We have operations in approximately 80 countries and sell our products in over 150 countries around the world. Our portfolio includes iconic snack brands such as Cadbury, Milka and Toblerone chocolate; Oreo, belVita and LU biscuits; Halls candy; Trident gum and Tang powdered beverages.

We are proud members of the Dow Jones Sustainability Index, Standard and Poor’s 500 and Nasdaq 100. Our Common Stock trades on The Nasdaq Global Select Market under the symbol “MDLZ.” Mondelēz International has been incorporated in the Commonwealth of Virginia since 2000.

Strategy

We aim to be the global leader in snacking by focusing on growth, execution and culture. In 2019, we began to operate under a new strategic plan that builds on our strong foundations, including our unique portfolio of iconic global and local brands, our attractive global footprint, our market leadership in developed and emerging markets, our deep innovation, marketing and distribution capabilities, and our margin expansion in recent years that allows us to make ongoing investments in our product portfolio.

Our plan to drive long-term growth includes three strategic priorities: accelerating consumer-centric growth, driving operational excellence and creating a winning growth culture.

•
Accelerate consumer-centric growth. As demands on consumers’ time increase and consumer eating habits evolve, we aim to meet consumers' snacking needs by providing the right snack, for the right moment, made the right way. We have developed innovative approaches to identify and address how consumers snack across different emotional and functional needs and occasions that we believe will allow us to meet their needs and identify new innovation and renovation opportunities. We plan to test, learn and scale new product offerings quickly to meet diverse and evolving local and global snacking demand. We believe our understanding of consumers’ behavior will continue to lead to our meeting more of their needs and the growing demand for snacks.

•
Drive operational excellence. Our operational excellence and continuous improvement plans include a special focus on the consumer-facing areas of our business and optimizing our sales, marketing and customer service efforts. To drive productivity gains and cost improvements across our business, we also plan to continue leveraging our global shared services platform, driving greater efficiencies in our supply chain and continuing to utilize Zero-Based Budgeting across our operations. We expect the improvements and efficiencies we drive will fuel our growth and continue to expand profit dollars. At the same time, we are continuing our efforts to sustainably source key ingredients, reduce our end-to-end environmental impact and innovate our processes and packaging to reduce waste and promote recycling.

•
Build a winning growth culture. To support the acceleration of our growth, we are becoming more agile, digital and local-consumer focused. We are giving our local teams more autonomy to drive commercial and innovation plans as they are closer to the needs and desires of consumers. We will continue to leverage the efficiency and scale of our regional operating units while empowering our local commercial operations to respond faster to changing consumer preferences and capitalize on growth opportunities. Our digital transformation program will also help to enable consumer demand and sales opportunities. We believe these operating and cultural shifts will help drive profitable top-line growth.

We run our business with a long-term perspective, and we believe the successful delivery of our strategic plan will drive top- and bottom-line growth and enable us to create long-term value for our shareholders.

Operating Segments

Our operations and management structure are organized into four operating segments:

•	Latin America

•	Asia, Middle East and Africa (“AMEA”)

•	Europe

•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise across our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. For a definition and reconciliation of segment operating income to consolidated pre-tax earnings as well as other information on our segments, see Note 18, Segment Reporting.

Our segment net revenues for each of the last three years were:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Net revenues:
Latin America	$3,018	$3,202	$3,566
AMEA	5,770	5,729	5,739
Europe	9,972	10,122	9,794
North America	7,108	6,885	6,797
	$25,868	$25,938	$25,896

Our segment operating income for each of the last three years was:

	For the Years Ended December 31,
	2019		2018		2017
	(in millions, except percentages)
Segment operating income:
Latin America	$341	8.1%	$410	11.1%	$564	14.7%
AMEA	691	16.4%	702	19.0%	514	13.4%
Europe	1,732	41.1%	1,734	46.9%	1,610	42.0%
North America	1,451	34.4%	849	23.0%	1,144	29.9%
	$4,215	100.0%	$3,695	100.0%	$3,832	100.0%

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations for items affecting the comparability of results and a review of our operating results.

Our brands span five product categories:

•	Biscuits (including cookies, crackers and salted snacks)

•	Chocolate

•	Gum & candy

•	Beverages

•	Cheese & grocery

During 2019, our segments contributed to our net revenues in the following product categories:

	Percentage of 2019 Net Revenues by Product Category
Segment	Biscuits	Chocolate	Gum & Candy	Beverages	Cheese & Grocery	Total
Latin America	2.7%	2.7%	3.2%	1.7%	1.3%	11.6%
AMEA	7.1%	8.0%	3.3%	2.1%	1.7%	22.2%
Europe	11.6%	19.8%	2.7%	0.4%	4.1%	38.6%
North America	22.8%	1.0%	3.8%	—%	—%	27.6%
	44.2%	31.5%	13.0%	4.2%	7.1%	100.0%

Within our product categories, classes of products that contributed 10% or more to consolidated net revenues were:

	For the Years Ended December 31,
	2019	2018	2017
Biscuits - Cookies, crackers and other	37%	36%	36%
Chocolate - Tablets, bars and other	32%	32%	31%

Divestitures and Acquisitions

For information on divestitures and acquisitions that impacted our results, please refer to Note 2, Divestitures and Acquisitions.

Customers

No single customer accounted for 10% or more of our net revenues from continuing operations in 2019. Our five largest customers accounted for 17.0% and our ten largest customers accounted for 23.2% of net revenues from continuing operations in 2019.

Seasonality

Demand for our products is generally balanced over the second and third quarters of the year and increases in the first and fourth quarters primarily because of holidays and other seasonal events. Depending on when Easter falls, Easter holiday sales may shift between the first and second quarter. We build inventory based on expected demand and typically fill customer orders within a few days of receipt so the backlog of unfilled orders is not material. Funding for working capital items, including inventory and receivables, is normally sourced from operating cash flows and short-term commercial paper borrowings. For additional information on our liquidity, working capital management, cash flow and financing activities, see Liquidity and Capital Resources, Note 1, Summary of Significant Accounting Policies, and Note 9, Debt and Borrowing Arrangements, appearing later in this 10-K filing.

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

Raw Materials and Packaging

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, palm and other vegetable oils, sugar and other sweeteners, flavoring agents and nuts. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. We monitor worldwide supply, commodity cost and currency trends so we can sustainably and cost-effectively secure ingredients, packaging and fuel required for production.

A number of external factors such as changing weather patterns and conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs.

Due to factors noted above, the costs of our principal raw materials fluctuate. At this time, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. However, we continue to monitor the long-term impacts of climate change and related factors that could affect the availability or cost of raw materials, packaging and energy. For additional information on our commodity costs, refer to the Commodity Trends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations. For information on our ongoing sustainability efforts and programs, refer to Sustainability and Well-Being below.

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

From time to time, we grant third parties licenses to use one or more of our trademarks, patents and/or proprietary trade secrets in connection with the manufacture, sale or distribution of third party products. Similarly, we sell some products under brands, patents and/or proprietary trade secrets we license from third parties. In our agreement with Kraft Foods Group, Inc. (which is now part of The Kraft Heinz Company), we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions following the spin-off of our North American grocery business.

Research and Development

We pursue four objectives in research and development: food safety and quality, growth through new products, superior consumer satisfaction and reduced production costs. Our innovation efforts focus on anticipating consumer demands and adapting quickly to changing market trends. Well-being and sustainability are a significant focus of our current research and development initiatives. These initiatives aim to accelerate our growth and margins by addressing consumer needs and market trends and leveraging scalable innovation platforms, sustainability programs and initiatives as well as breakthrough technologies. In 2019, we completed a $65 million plan to build out and modernize our network of global research and development facilities. We modernized our technical center facilities at Suzhou, China; Jurong, Singapore and Thane, India in 2018. In 2019, we also completed the modernization of technical centers in Curitiba, Brazil and Mexico City, Mexico. In addition, we have invested in the Pasuruan Cocoa Technology Centre in Indonesia, which is scheduled to fully open in 2020. We are focusing our technical resources at twelve key locations to drive growth and innovation. Our network of technical centers enable greater effectiveness, improved efficiency and accelerated project delivery. These locations are in Curitiba, Brazil; Suzhou, China; Thane, India; Pasuruan, Indonesia; Mexico City, Mexico; East Hanover, New Jersey; Wroclaw, Poland; Jurong, Singapore; Bournville, United Kingdom; Reading, United Kingdom; Saclay, France and Munich, Germany.

At December 31, 2019, within our global research, development & quality services area, we had approximately 2,400 scientists, engineers and other personnel, of which 1,900 are primarily focused on research and development and the remainder are primarily focused on quality assurance and regulatory affairs. Our research and development expense was $351 million in 2019, $362 million in 2018 and $366 million in 2017.

Regulation

Our food products and ingredients are subject to local, national and multinational regulations related to labeling, health and nutrition claims, packaging, pricing, marketing and advertising, data privacy and related areas. In addition, various jurisdictions regulate our operations by licensing and inspecting our manufacturing plants and facilities, enforcing standards for select food products, grading food products, and regulating trade practices related to the sale and pricing of our food products. Many of the food commodities we use in our operations are subject to government agricultural policy and intervention. These policies have substantial effects on prices and supplies and are subject to periodic governmental and administrative review. In addition, increased attention to environmental issues in industry supply chains has led to developing different types of regulation in many countries. The lack of a harmonized approach can lead to uneven scrutiny or enforcement, which can impact our operations.

Examples of laws and regulations that affect our business include selective food taxes, labeling requirements such as front-of-pack labeling and nutrient profiling, media and marketing restrictions such as restrictions on advertising products with specified nutrition profiles on certain channels or platforms or during certain hours of the day, potential withdrawal of trade concessions as dispute settlement retaliation, sanctions on sales or sourcing of raw materials, and extended producer responsibility fees and packaging taxes. We will continue to monitor developments in laws and regulations. At this time, we do not expect the cost of complying with existing laws and regulations will be material. Also refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for additional information on government regulations and currency-related impacts on our operations in the United Kingdom, Argentina and other countries.

Environmental Regulation

Throughout the countries in which we do business, we are subject to local, national and multinational environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. We track regulatory developments in various jurisdictions relating to the use of plastic in packaging materials and taxes linked to the costs of waste so that we can comply with evolving requirements. We believe that our compliance with existing environmental laws and regulations will not have a material effect on our financial results.

Sustainability and Well-Being

Our 2025 sustainable snacking strategy provides a clear roadmap, which we believe puts us at the forefront of sustainable ingredient sourcing and continuing to contribute to addressing climate change by reducing emissions. We are focused on making our snacks with less energy, water and waste, with ingredients consumers know and trust. We have specific goals to which we hold ourselves accountable, and we are continuing to make progress in our efforts to deliver meaningful change.

We are proud of the progress we achieved to date and excited about where we are going. By living our purpose to empower people to snack right, we believe we can continue to have a positive impact on the lives of our consumers and the world around us. We have been focused on sustainability for many years and we continue to enhance and evolve our sustainability goals and reporting. We will issue our 2019 Snacking Made Right report, which will include our progress toward our sustainability goals, later this year.

Our 2025 sustainability and mindful snacking goals include:

•	Minimizing food waste, end-to-end CO2 emissions and priority water usage by 2025

•	Making all packaging recyclable by 2025 to further reduce our environmental footprint

•	Scaling our Cocoa Life sustainability program even further so that by 2025, Cocoa Life will produce 100% of the cocoa volume we require for our chocolate brands

•	Growing portion control products to 20 percent of snacks net revenue by 2025

•	Including portion amounts and mindful snacking information on all packages globally by 2025

Our 2025 sustainability goals are designed to make a meaningful impact on how we address climate change and are based on an end-to-end, science-based approach to reducing our carbon footprint, including reducing our absolute CO2 emissions from manufacturing and addressing deforestation in key raw material supply chains. We are also working to cut our absolute water footprint in manufacturing, focusing on priority sites where water is most scarce. We continue to work on reducing waste in manufacturing and packaging.

In ingredient sourcing, we continue to leverage our global operating scale to secure sustainable raw materials and work with suppliers to drive meaningful social and environmental changes, focusing where we can make the greatest impact. For example, we launched our Cocoa Life program in 2012 and are investing up to $400 million through 2022 to build a sustainable cocoa supply. We are also improving sustainability in our wheat supply by working with farmers in North America and through our Harmony program in Europe.

We are focused on consumer well-being. Our mindful snacking strategy aligns with our purpose to empower people to snack right. Continuing to evolve our portfolio so that we are offering a broad range of high-quality snacks to meet consumers' expanding needs is central to our strategy of accelerating our growth. At the same time, we are working to empower and encourage consumers to snack mindfully with portion control offerings and labeling. Expanding our portion control options – snacks that are 200 calories or less and are individually wrapped – enables people to enjoy the treats they love, become more mindful about what they eat and manage their daily calorie intake.

The Governance, Membership and Public Affairs Committee of our Board of Directors is responsible for overseeing our sustainable snacking and mindful snacking strategies. Our goals are part of our strategic planning process, and therefore, progress and key activities are regularly reported to the Board of Directors and the business leadership teams. Climate change, CO2 emissions, energy, well-being and other sustainability matters are key focus areas in our strategy.

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

Our ERM methodology is governed by the MRCC and includes annual reviews with our four operating regions, considering Company-level risks by using information gathered at the asset level (regions, countries, individual facilities and separate business units). The following key risk drivers for climate change, sustainability and well-being risks are captured in the ERM framework: a sustainability mindset within the organization and suppliers, governance and monitoring of the sustainability agenda, monitoring climate change impact, assessing reputation and brand image, the well-being portfolio and marketing strategy, changes in regulations and changes in consumer preferences.

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

We have been recognized for our ongoing economic, environmental and social contributions. Each year since we created Mondelēz International in 2012 we have been listed on the Dow Jones Sustainability Index (“DJSI”) – World and North American Indices. The DJSI selects the top 10% of global companies and top 20% of North American companies based on an extensive review of financial and sustainability programs within each industry. We are at the 95th percentile of our industry and achieved perfect scores in the areas of health & nutrition and addressing water-related risks.

We also participate in CDP Climate and Water disclosures and continue to work to reduce our carbon and water footprints. We are committed to continue this and other related work in the areas of sustainable resources and agriculture, well-being snacks, community partnerships and safety of our products and people.

Employees

In our consolidated subsidiaries worldwide, we employed approximately 80,000 people at December 31, 2019 and December 31, 2018. Employees represented by labor unions or workers’ councils represent approximately 63% of our 68,000 employees outside the United States and approximately 27% of our 12,000 U.S. employees. Our business units are subject to various local, national and multinational laws and regulations relating to their relationships with their employees. In accordance with European Union requirements, we also have established a European Workers Council composed of management and elected members of our workforce. We or our subsidiaries are a party to numerous collective bargaining agreements and we work to renegotiate these collective bargaining agreements on satisfactory terms when they expire.

International Operations

Based on where we sell our products, we generated 74.4% of our 2019 net revenues, 75.3% of our 2018 net revenues and 75.8% of our 2017 net revenues from continuing operations outside the United States. We sell our products to consumers in over 150 countries. At December 31, 2019, we had operations in approximately 80 countries and made our products at approximately 126 manufacturing and processing facilities in 44 countries. Refer to Note 18, Segment Reporting, for additional information on our U.S. and non-U.S. operations. Refer to Item 2, Properties, for more information on our manufacturing and other facilities. Also, for a discussion of risks related to our operations outside the United States, see Item 1A, Risk Factors.

Information about our Executive Officers

The following are our executive officers as of February 7, 2020:

Name	Age	Title
Dirk Van de Put	59	Chief Executive Officer
Luca Zaramella	50	Executive Vice President and Chief Financial Officer
Paulette Alviti	49	Executive Vice President and Chief People Officer
Maurizio Brusadelli	51	Executive Vice President and President, Asia Pacific, Middle East and Africa
Vinzenz P. Gruber	54	Executive Vice President and President, Europe
Robin S. Hargrove	54	Executive Vice President, Research, Development and Quality
Sandra MacQuillan	53	Executive Vice President and Chief Supply Chain Officer
Gerhard W. Pleuhs	63	Executive Vice President, Corporate & Legal Affairs and General Counsel
Gustavo C. Valle	55	Executive Vice President and President, Latin America
Henry Glendon (Glen) Walter IV	51	Executive Vice President and President, North America

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
Ms. Alviti became Executive Vice President and Chief Human Resources Officer (now Executive Vice President and Chief People Officer) in June 2018. Before joining Mondelēz International, Ms. Alviti served as Senior Vice President and Chief Human Resources Officer of Foot Locker, Inc., a leading global retailer of athletically inspired shoes and apparel, from June 2013 to May 2018. Prior to that, Ms. Alviti spent 17 years at PepsiCo, Inc., a global snack and beverage company, in various leadership roles, including Senior Vice President and Chief Human Resources Officer Asia, Middle East, Africa from March 2010 to May 2013.

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
Mr. Hargrove became Executive Vice President, Research, Development, Quality and Innovation in April 2015 and as of January 2019 serves as Executive Vice President, Research, Development and Quality. Prior to that, he served as Senior Vice President, Research, Development & Quality for Mondelēz Europe from January 2013 to March 2015. Before joining Mondelēz International, Mr. Hargrove worked at PepsiCo, Inc., a global snack and beverage company, for 19 years in a variety of leadership positions, most recently as Senior Vice President, Research and Development, Europe from December 2006 to December 2012.

Ms. MacQuillan became Executive Vice President, Integrated Supply Chain (now Executive Vice President and Chief Supply Chain Officer) in June 2019. Before joining Mondelēz International, Ms. MacQuillan served as Chief Supply Chain Officer and Senior Vice President, Supply Chain, at Kimberly-Clark Corporation, a global manufacturer of personal care consumer products, from April 2015 to June 2019. Prior to that, Ms. MacQuillan spent more than 20 years at Mars, Incorporated, a global manufacturer of confectionery, pet food and other food products, in various leadership roles, including Global Vice President, Supply for Mars Global Petcare.

Mr. Pleuhs became Executive Vice President and General Counsel in April 2012 and as of May 2019 serves as Executive Vice President, Corporate & Legal Affairs and General Counsel. In this role, Mr. Pleuhs oversees the legal, compliance, security, corporate and governance affairs functions within Mondelēz International. He has served in various positions of increasing responsibility since joining Mondelēz International in 1990. Mr. Pleuhs has a law degree from the University of Kiel, Germany and is licensed to practice law in Germany and admitted as house counsel in Illinois.

Mr. Valle became Executive Vice President and President, Latin America in February 2020. Before joining Mondelēz International, Mr. Valle served as Chief Executive Officer of Axia Plus, LLC, a management consulting firm, from February 2018 to January 2020. Prior to that he spent more than 20 years at Groupe Danone SA, a multinational provider of packaged water, dairy and baby food products, in a variety of leadership positions, most recently as Executive Vice President, Dairy Division Worldwide, from January 2015 to January 2018, and Vice President Dairy Division Europe, from January 2014 until December 2014.

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

Item 1A. Risk Factors.

You should carefully read the following discussion of significant factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The events and consequences discussed in these risk factors could materially and adversely affect our business, operating results, liquidity and financial condition. While we believe we have identified and discussed below the key risk factors affecting our business, these risk factors do not identify all the risks we face, and there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may have a material adverse effect on our business, performance or financial condition in the future.

We operate in a highly competitive industry and we face risks related to the execution of our strategy and our timely response to pricing and other competitive pressures.

The food and snacking industry is highly competitive. Our principal competitors include food, snack and beverage companies that operate in multiple geographic areas and numerous local and regional companies. Failure to effectively respond to challenges from our competitors could adversely affect our business.

Competitor and customer pressures require that we timely and effectively respond to new distribution channels and technological developments and may require that we reduce our prices. These pressures also affect our ability to increase prices in response to commodity and other cost increases. Failure to effectively and timely assess new or developing trends, technological advancements or changes in distribution methods and set proper pricing or effective trade incentives will negatively impact our operating results, achievement of our strategic and financial goals and our ability to capitalize on new revenue or value-producing opportunities. The rapid evolution of new distribution channels, in particular in e-commerce, may disrupt our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. We may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to protect or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our e-commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts, which could materially and adversely affect our product sales, financial condition and results of operations. These new distribution channels as well as growing opportunities to utilize external manufacturers allow smaller competitors to more effectively gain market share. Additionally, if we reduce prices but cannot increase sales volumes, or our labor or other costs increase but we cannot increase prices to offset those changes, our financial condition and results of operations will suffer.

During 2019, we operated under our new strategy, which focuses on accelerating consumer-centric and volume-driven growth, operational excellence driven by cost discipline and continuous operational improvement including in areas like sales execution, and building a winning growth culture with a “local first” commercial approach. Failure to achieve these objectives or effectively operate under our strategy in a way that minimizes disruptions to our business could materially and adversely affect our financial condition and results of operations.

Promoting and protecting our reputation and brand image and health is essential to our business success.

Our success depends on our ability to maintain and enhance our brands, expand to new geographies and new distribution platforms, including e-commerce, and evolve our portfolio with new product offerings that meet consumer expectations.

We seek to strengthen our brands through investments in our product quality, product renovation, innovation and marketing investments, including consumer-relevant advertising, digital transformation and consumer promotions. Failure to effectively address the continuing global focus on consumer-centric well-being, including changing consumer acceptance of certain ingredients, nutritional expectations of our products, and the sustainability of our ingredients, our supply chain and our packaging could adversely affect our brands. Increased attention from the media, governments, shareholders and other stakeholders in these areas as well as on the role of food marketing could adversely affect our brand image. Undue caution or inaction on our part in addressing these challenges and trends could weaken our competitive position. Such pressures could also lead to stricter regulations, industry self-regulation that is unevenly adopted among companies, and increased focus on food and snacking marketing practices. Increased legal or regulatory restrictions on our labeling, advertising and consumer promotions, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity, regulatory developments or legal action against us, our employees or our licensees related to product quality and safety, where and how we manufacture our products, environmental risks, human and workplace rights across our supply chain, or antitrust, anti-bribery and anti-corruption compliance could damage our reputation and brand health. Such actions could undermine our customers’ and shareholders’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations. Our product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations, could also subject us to negative publicity.

In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on established and emerging social media and online platforms, digital and mobile dissemination of marketing and advertising campaigns, targeted marketing and the increasing accessibility and speed of dissemination of information. A variety of legal and regulatory restrictions limit how and to whom we market our products. These restrictions may limit our brand renovation, innovation, marketing and promotion plans, particularly as social media and the communications environment continue to evolve. Negative posts or comments about Mondelēz International, our brands or our employees on social media or web sites (whether factual or not) or security breaches related to use of our social media accounts and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. Our brands may be associated with or appear alongside harmful content before these platforms or our own social media monitoring can detect this risk to our brand health. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brands, our marketing efforts might not achieve desired results and we might be required to recognize impairment charges on our brands or related intangible assets or goodwill. Furthermore, third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. When consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. Failure to successfully maintain and enhance our reputation and brand health could materially and adversely affect our company and product brands as well as our product sales, financial condition and results of operations.

We must correctly predict, identify and interpret changes in consumer preferences and demand and offer new and improved products that meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify and interpret the tastes, dietary habits, packaging, sales channel and other preferences of consumers around the world and to offer products that appeal to these preferences in the places and ways consumers want to shop. There may be further shifts in the relative size of shopping channels in addition to the increasing role of e-commerce for consumers. Our success relies upon managing this complexity to promote and bring our products to consumers effectively. Moreover, weak economic conditions, recession, equity market volatility or other factors, such as severe or unusual weather events, can affect consumer preferences and demand. Failure to offer products that appeal to consumers or to correctly judge consumer demand for our products will impact our ability to meet our growth targets, and our sales and market share could decrease and our profitability could suffer.

We must distinguish between short-term fads and trends and long-term changes in consumer preferences. When we do not accurately predict which shifts in consumer preferences or category trends will be long-term or fail to introduce new and improved products to satisfy changing preferences, our sales can be adversely affected. In addition, because of our varied and geographically diverse consumer base, we must be responsive to local consumer needs, including with respect to when and how consumers snack and their desire for premium or value offerings, provide an array of products that satisfy the broad spectrum of consumer preferences and use data-driven marketing and advertising to reach consumers at the right time with the right message. Failure to expand our product offerings successfully across product categories, rapidly develop products in faster growing and more profitable categories or reach consumers in efficient and effective ways leveraging data and analytics could cause demand for our products to decrease and our profitability to suffer.

Prolonged negative perceptions concerning the health, environmental and social implications of certain food products, ingredients, packaging materials, sourcing or production methods could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers have increasingly focused on well-being, including reducing sodium and added sugar consumption, as well as the source and authenticity of the foods they consume. Continuing to expand our well-being offerings and refining the ingredient and nutrition profiles of existing products is important to our growth, as is maintaining focus on ethical sourcing and supply chain management opportunities to address evolving consumer preferences. In addition, consumer preferences differ by region, and we must monitor and adjust our use of ingredients to respond to these regional preferences. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our reputation, brands, product sales, financial condition and results of operations.

We are subject to risks from operating globally.

We are a global company and generated 74.4% of our 2019 net revenues, 75.3% of our 2018 net revenues and 75.8% of our 2017 net revenues outside the United States. We manufacture and market our products in over 150 countries and have operations in approximately 80 countries. Therefore, we are subject to risks inherent in global operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”);

•
the imposition of increased or new tariffs, sanctions, quotas, trade barriers, price floors or similar restrictions on our sales or key commodities like cocoa, potential changes in U.S. trade programs and trade relations with other countries, or regulations, taxes or policies that might negatively affect our sales or profitability;

•
compliance with antitrust and competition laws, trade laws, data privacy laws, anti-bribery laws, human rights laws and a variety of other local, national and multinational regulations and laws in multiple regimes;

•
currency devaluations or fluctuations in currency values, including in developing markets such as Argentina, Brazil, China, Mexico, Russia, Ukraine, Turkey, Egypt, Nigeria, South Africa and Pakistan as well as in developed markets such as the United Kingdom and other countries within the European Union. This includes events like applying highly inflationary accounting as we did for our Argentinean subsidiaries beginning in July 2018;

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

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, government shutdowns, travel or immigration restrictions, public health risks or pandemics, public corruption, expropriation and other economic or political uncertainties, including inaccuracies in our assumptions about these factors, could interrupt and negatively affect our business operations or customer demand. High unemployment or the slowdown in economic growth in some markets could constrain consumer spending. Declining consumer purchasing power could result in loss of market share and adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries or the dynamics and uncertainties associated with the United Kingdom’s planned exit from the European Union (“Brexit”) could have a negative effect on our business. (See below and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Outlook for more information on Brexit.)

All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition, results of operations, and our relationships with customers, suppliers and employees in the short or long term.

We face risks related to tax matters, including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes.

In December 2017, the United States enacted tax reform legislation (“U.S. tax reform”). The legislation implements many new U.S. domestic and international tax provisions. While additional guidance has been issued by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department during 2018 and 2019, there are still some areas that need to be clarified. Also, a number of U.S. states have not updated their laws to take into account the new federal legislation. As a result, there may be further impact of the new laws on our future results of operations and financial condition. Changes in U.S. tax law, including further interpretations of the 2017 U.S. tax reform, could have a material adverse effect on us.

In addition, tax legislation enacted by foreign jurisdictions could significantly affect our ongoing operations. For example, during the third quarter of 2019, Swiss Federal and Zurich Cantonal events took place that resulted in enacted tax law changes under U.S. GAAP (“Swiss tax reform”). The new legislation is intended to replace certain preferential tax regimes with a new set of internationally accepted measures. We will continue to monitor Swiss tax reform for any additional interpretative guidance that could result in changes to the amounts we have recorded. Further, foreign tax authorities could impose rate changes along with additional corporate tax provisions that would disallow or tax perceived base erosion or profit shifting payments or subject us to new types of taxes such as digital taxes. Aspects of U.S. tax reform may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us.

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

In addition, competition in emerging markets is increasing as our competitors grow their global operations and low-cost local manufacturers improve and expand their production capacities. Our success in emerging markets is critical to achieving our growth strategy. Failure to successfully increase our business in emerging markets and manage associated political, economic and regulatory risks could adversely affect our product sales, financial condition and results of operations.

Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions.

We use information technology and third-party service providers to support our global business processes and activities, including supporting critical business operations such as manufacturing and distribution; communicating with our suppliers, customers and employees; maintaining effective accounting processes and financial and disclosure controls; executing mergers and acquisitions and other corporate transactions; conducting research and development activities; meeting regulatory, legal and tax requirements; and executing various digital marketing and consumer promotion activities. Global shared service centers managed by third parties provide an increasing amount of services important to conducting our business, including a number of accounting, internal control, human resources and computing functions.

Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware, including the June 2017 malware incident that affected a significant portion of our global sales, distribution and financial networks (the “malware incident”) (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Significant Items Affecting Comparability – Malware Incident and – Financial Outlook – Cybersecurity Risks); other cybersecurity attacks; issues with or errors in systems’ maintenance or security; power outages; hardware or software failures; denial of service attacks; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Our use of new and emerging technologies such as cloud-based services and mobile applications continues to evolve, presenting new and additional risks in managing access to our data, relying on third-parties to manage and safeguard data, ensuring access to our systems and availability of third-party systems.

Cybersecurity breaches of our or third-party systems, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions may cause confidential information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third-party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Additionally, new initiatives, such as those related to e-commerce and direct sales, that increase the amount of confidential information that we process and maintain increase our potential exposure from a cybersecurity breach. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

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

We regularly transfer data across national borders to conduct our operations, and we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Privacy and data protection laws may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”), which has greatly increased the jurisdictional reach of European Union law and became effective in May 2018, adds a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to 4% of global annual revenue for the preceding financial year. The California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, imposes new responsibilities on us for the handling, disclosure and deletion of personal information for consumers who reside in California. The CCPA permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations. Our efforts to comply with GDPR, CCPA and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.

We are subject to risks from unanticipated business disruptions.

We manufacture and source products and materials on a global scale. We utilize an integrated supply chain - a complex network of suppliers and material needs, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, shared service delivery centers and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, like weather (including any potential effects of climate change), natural disasters, water availability, supply and commodity shortages, terrorism, political unrest, cybersecurity breaches, generalized labor unrest, government shutdowns or health pandemics could damage or disrupt our operations or those of our suppliers, their suppliers, or our co-manufacturers or distributors. Failure to effectively plan for and respond to disruptions in our operations, for example, by not finding alternative suppliers or replacing capacity at key or sole manufacturing or distribution locations or by not quickly repairing damage to our information, production or supply systems, can cause delays in delivering or the inability to deliver products to our customers as we experienced in connection with the malware incident (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Significant Items Affecting Comparability – Malware Incident and – Financial Outlook – Cybersecurity Risks), and the quality and safety of our products might be negatively affected. The occurrence of a material or extended disruption may cause us to lose our customers’ or business partners’ confidence or suffer damage to our reputation, and long-term consumer demand for our products could decline. In addition, we are subject to risk related to our own execution. This includes risk of disruption caused by operational error including fire, explosion or accidental contamination as well as our inability to achieve our strategic objectives due to capability or technology deficiencies related to our ongoing reconfiguration of our supply chain to drive efficiencies and fuel growth. Further, our ability to supply multiple markets with a streamlined manufacturing footprint may be negatively impacted by portfolio complexity, significant changes in trade policies, changes in volume produced and changes to regulatory restrictions or labor-related or other constraints on our ability to adjust production capacity in the markets in which we operate. These events could materially and adversely affect our product sales, financial condition and results of operations.

We are subject to currency exchange rate fluctuations.

At December 31, 2019, we sold our products in over 150 countries and had operations in approximately 80 countries. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and to pay dividends to our shareholders. In addition, movements in currency exchange rates affect transaction costs because we source product ingredients from various countries. Our efforts to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, may not be successful. We hedge a number of risks including exposures to foreign exchange rate movements and volatility of interest rates that could impact our future borrowing costs. Hedging of these risks could potentially subject us to counter-party credit risk. In addition, local economies, monetary policies and currency hedging availability affect our ability to hedge against currency-related economic losses. We might not be able to successfully mitigate our exposure to currency risks due to factors such as continued global and local market volatility, actions by foreign governments, political uncertainty, inflation and limited hedging opportunities. Accordingly, changes in the currency exchange rates that we use to translate our results into U.S. dollars for financial reporting purposes or for transactions involving multiple currencies could materially and adversely affect future demand for our products, our financial condition and results of operations, and our relationships with customers, suppliers and employees in the short or long-term.

Commodity and other input prices are volatile and may increase or decrease significantly or availability of commodities may become constrained.

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, palm and other vegetable oils, sugar and other sweeteners, flavoring agents and nuts. In addition, we purchase and use significant quantities of product packaging materials, natural gas, fuel and electricity for our factories and warehouses, and we also incur expenses in connection with the transportation and delivery of our products. Costs of raw materials, other supplies and services and energy are volatile and fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources, currency fluctuations, geopolitical conditions or conflicts, tariffs or other trade barriers, government intervention to introduce living income premiums or similar requirements such as those announced in 2019 in two cocoa-growing countries, severe weather, the potential longer-term consequences of climate change on agricultural productivity, crop disease or pests, water risk, health pandemics, forest fires, consumer or industrial demand, and changes in governmental trade policy and regulations, alternative energy and agricultural programs. Increased government intervention and consumer or activist responses caused by increased focus on climate change, deforestation, water, plastic waste, animal welfare and human rights concerns and other risks associated with the global food system could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business. Some commodities are grown by smallholder farmers who might not be able to invest to increase productivity or adapt to changing conditions. Although we monitor our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase or changes in the types of commodities we purchase as we continue to evolve our product and packaging portfolio could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products, including increases to cover higher input, packaging and transportation costs, may result in lower sales volumes, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply or availability of key commodities, including necessary services such as transportation, may limit our ability to grow our net revenues and earnings. If our mitigation activities are not effective, if we are unable to price to cover increased costs or must reduce our prices, or if we are limited by supply or distribution constraints, our financial condition and results of operations can be materially adversely affected.

We face risks related to complying with changes in and inconsistencies among laws and regulations in many countries in which we operate.

Our activities around the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, packaging and waste management, storage, distribution, sales, advertising, labeling and marketing, as well as intellectual property, competition, antitrust, trade, labor, tax and environmental matters, privacy, data protection, and health and safety practices. Government authorities regularly change laws and regulations as well as their interpretations of existing laws and regulations. Our failure to comply with existing laws and regulations, or to make changes necessary to comply with new or revised laws and regulations or evolving interpretations and application of existing laws and regulations, could materially and adversely affect our product sales, financial condition and results of operations. For instance, our financial condition and results of operations could be negatively affected by the regulatory and economic impact of changes in taxation and trade relations among the United States and other countries, including a new United States-Mexico-Canada Agreement when ratified, developments in U.S. trade relations with China or changes with or in the European Union such as Brexit.

We continue to monitor Brexit and its potential impacts on our results of operations and financial condition. In 2019, we generated 8.6% of our net revenues in the United Kingdom, and our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Volatility in foreign currencies and other markets is expected to continue as the United Kingdom executes its exit from the European Union. If the U.K.'s membership in the European Union terminates without trade and other cross-border operating agreements, there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and other countries, including those in the European Union, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. If the ultimate terms of the U.K.’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the imposition of tariffs or currency devaluation in the United Kingdom, the impact to our consolidated revenue, earnings and cash flow could be material. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Outlook – Brexit for more information.)

We may be unable to hire or retain and develop key personnel or a highly skilled and diverse global workforce or manage changes in our workforce.

We must hire, retain and develop effective leaders and a highly skilled and diverse global workforce. We compete to hire new personnel with a variety of capabilities in the many countries in which we manufacture and market our products and then to develop and retain their skills and competencies. Unplanned or increased turnover of employees with key capabilities, failure to attract and develop personnel with key emerging capabilities such as e-commerce and digital marketing skills, or failure to develop adequate succession plans for leadership positions or to hire and retain a workforce with the skills and in the locations we need to operate and grow our business could deplete our institutional knowledge base and erode our competitiveness. Changes in our operating model and business processes, including building a winning growth culture, implementing our “local first” commercial approach, utilizing our global shared services capability and reconfiguring our supply chain, could lead to operational challenges and changes in the skills we require to achieve our business goals. Failure to achieve a more diverse workforce and leadership team, compensate our employees competitively and fairly or maintain a safe and inclusive environment could affect our reputation and also result in lower performance and an inability to retain valuable employees.

We might be unable to manage appropriately changes in, or that affect, our workforce or satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 63% of our 68,000 employees outside the United States and approximately 27% of our 12,000 U.S. employees. Strikes, work stoppages or other forms of labor unrest by our employees or those of our suppliers or distributors, or situations like the renegotiation of collective bargaining agreements that expired in February 2016 and that cover eight U.S. facilities, could cause disruptions to our supply chain, manufacturing or distribution processes. Changes in immigration laws and policies, including in connection with Brexit, could also make it more difficult for us to recruit or relocate skilled employees.

These risks could materially and adversely affect our reputation, ability to meet the needs of our customers, product sales, financial condition and results of operations.

Our retail customers are consolidating, and we must leverage our value proposition in order to compete against retailer and other economy brands.

Retail customers, such as supermarkets, discounters, e-commerce merchants, warehouse clubs and food distributors in the European Union, the United States and other major markets, continue to consolidate, form buying alliances or be acquired by new entrants in the food retail market, resulting in fewer, larger customers. Large retail customers and customer alliances can delist our products or reduce the shelf space allotted to our products and demand lower pricing, increased promotional programs or longer payment terms. Retail customers might also adopt these tactics in their dealings with us in response to the significant growth in online retailing for consumer products, which is outpacing the growth of traditional retail channels. The emergence of alternative online retail channels, such as direct to consumer and e-business to business, may adversely affect our relationships with our large retail and wholesale customers.

In addition, larger retail customers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer and other economy brands that compete with some of our products. Our products must provide higher quality or value to our consumers than the less expensive alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products when they perceive little difference between the quality or value of our products and those of retailer or other economy brands. When consumers prefer or otherwise choose to purchase the retailer or other economy brands, we can lose market share or sales volumes, or we may need to shift our product mix to lower margin offerings.

Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease or cancel purchases of our products, or delay or fail to pay us for previous purchases.

Failure to effectively respond to retail consolidation, increasing retail power and competition from retailer and other economy brands could materially and adversely affect our reputation, brands, product sales, financial condition and results of operations.

We are subject to changes in our relationships with significant customers, suppliers and distributors.

During 2019, our five largest customers accounted for 17.0% of our net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to significant customers could result in a material reduction in sales or change in the mix of products we sell to a significant customer. This could materially and adversely affect our product sales, financial condition and results of operations.

Disputes with significant suppliers or distributors, including disputes related to pricing or performance, could adversely affect our ability to supply or deliver products to our customers or operate our business and could materially and adversely affect our product sales, financial condition and results of operations. In addition, the financial condition of our significant customers, suppliers and distributors are affected by events that are largely beyond our control. Deterioration in the financial condition of significant customers, suppliers or distributors could materially and adversely affect our product sales, financial condition and results of operations.

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

We may also suffer losses when our products or operations or those of our suppliers violate applicable laws or regulations, or when our or our suppliers’ products cause injury, illness or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment against us, a related regulatory enforcement action, a widespread product recall or attempts to manipulate us based on threats related to the safety of our products could materially and adversely affect our reputation and profitability. Moreover, even if a product liability, consumer fraud or other claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our reputation, brands, product sales, product inventory, financial condition and results of operations.

We face risks related to legal or tax claims or other regulatory enforcement actions.

We are a large snack food company operating in highly regulated environments and constantly evolving legal, tax and regulatory frameworks around the world. Consequently, we are subject to greater risk of litigation, legal or tax claims or other regulatory enforcement actions. We have implemented policies and procedures designed to promote compliance with existing laws and regulations; however, there can be no assurance that we maintain effective control environment processes, including in connection with our global shared services capability. Actions by our employees, contractors or agents in violation of our policies and procedures could lead to violations, unintentional or otherwise, of laws and regulations. When litigation, legal or tax claims or regulatory enforcement actions arise out of our failure or alleged failure to comply with applicable laws, regulations or controls, we could be subject to civil and criminal penalties that could materially and adversely affect our reputation, product sales, financial condition and results of operations.

Climate change might adversely impact our supply chain or our operations.

Scientific evidence collected by the Intergovernmental Panel on Climate Change demonstrates that carbon dioxide and other greenhouse gases in the atmosphere have caused and will in the future cause changes in weather patterns around the globe. These changes are expected to increase the frequency of extreme weather events and natural disasters and affect water availability and quality. These impacts increase risks for the global food production and distribution system. Decreased agricultural productivity caused by climate change might limit the availability of the commodities we purchase and use. These include cocoa, which is a critical raw material for our chocolate and biscuit portfolios that is particularly sensitive to changes in climate, as well as other raw materials such as wheat, vegetable oils, sugar, nuts and dairy. Localized weather events such as floods, severe storms or water shortages that are partially caused or exacerbated by climate change might disrupt our business operations or those of our suppliers, their suppliers, or our co-manufacturers or distributors.
Concern about climate change might result in new legal and regulatory requirements to reduce or mitigate the effects of climate change. These changes could increase our operating costs for things like energy through taxes or regulations. Concern about climate change might cause consumer preferences to switch away from products or ingredients considered to have high climate change impact. Furthermore, we might fail to effectively address increased attention from the media, shareholders, activists and other stakeholders on climate change and related environmental sustainability matters, including deforestation, land use, water use and packaging, including plastic. Finally, the fact that consumers are exposed to rising temperatures could affect demand for our products, such as decreased demand we have experienced for chocolate during periods when temperatures are warmer.
Taken together these risks could materially and adversely affect our ability to meet the needs of our customers, reputation, product sales, financial condition and results of operations.

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

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate, as appropriate, redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate timely and ongoing compliance with antitrust and competition laws in the United States, the European Union and other jurisdictions. Joint ventures and similar strategic alliances pose additional risks, as we share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies or resources as we do, or whose interpretation of applicable policies may differ from our own. Strategic alliances we have entered into include our investments in Jacobs Douwe Egberts and Keurig Dr Pepper Inc. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits. Depending on the nature of the business ventures, including whether they operate globally, these ventures could also be subject to many of the same risks we are, including political, economic, regulatory and compliance risks, currency exchange rate fluctuations, and volatility of commodity and other input prices. Either partner might fail to recognize an alliance relationship that could expose the business to higher risk or make the venture not as productive as expected.

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

We sponsor defined benefit pension plans for a number of our employees throughout the world and also contribute to other employees’ pensions under defined benefit plans that we do not sponsor. At the end of 2019, the projected benefit obligation of the defined benefit pension plans we sponsor was $12.2 billion and plan assets were $11.5 billion.

For defined benefit pension plans that we maintain, the difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Our largest funded defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of investments, including equities and corporate and government debt. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, funding requirements in the jurisdictions in which the plans operate and the market value of plan assets affect the level of plan funding, cause volatility in the net periodic pension cost and impact our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation. Volatility in the global capital markets may increase the risk that we will be required to make additional cash contributions to these company-sponsored pension plans and recognize further increases in our net periodic pension cost.

We also participate in multiemployer pension plans for certain U.S. union-represented employees. As a participating employer under multiemployer pension plans, we may owe more than the contributions we are required to make under the applicable collective bargaining agreements. For example, if we partially or completely withdraw from a multiemployer pension plan, we may be required to pay a partial or complete withdrawal liability. This withdrawal liability will generally increase if there is also a mass withdrawal of other participating employers or if the plan terminates. In 2018, we executed a complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund (the "Fund") and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years and we recorded a $35 million final adjustment to reduce our withdrawal liability as of June 30, 2019. We began making monthly payments during the third quarter of 2019. As of December 31, 2019, the remaining discounted withdrawal liability was $391 million, with $14 million recorded in other current liabilities and $377 million recorded in long-term other liabilities. See Note 11, Benefit Plans, to the consolidated financial statements for more information on our multiemployer pension plans.

A significant increase in our pension benefit obligations or funding requirements could curtail our ability to invest in the business and adversely affect our financial condition and results of operations.

We face risks related to adequately protecting our valuable intellectual property rights.

We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, trade secrets, copyrights and licensing agreements, to be a significant and valuable part of our business. We attempt to protect our intellectual property rights by taking advantage of a combination of patent, trademark, copyright and trade secret laws in various countries, as well as licensing agreements, third-party nondisclosure and assignment agreements and policing of third-party misuses and infringement of our intellectual property. Our failure to obtain or adequately protect our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business and financial condition.

We may be unaware of potential third-party claims of intellectual property infringement relating to our technology, brands or products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert management’s and other key personnel’s attention from our business operations. Third-party claims of intellectual property infringement might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products, which could include removal of existing products from sale. Any of these occurrences could materially and adversely affect our reputation, brand health, ability to introduce new products or improve the quality of existing products, product sales, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On December 31, 2019, we had approximately 126 manufacturing and processing facilities in 44 countries and 110 distribution centers and depots worldwide that we owned or leased. During 2019, the number of manufacturing facilities decreased by 6 mainly due to divestitures and the number of distribution facilities decreased by 13 primarily due to the expiration of lease agreements and consolidation of facilities. In addition to our owned or leased properties, we also utilize a highly distributed network of warehouses and distribution centers that are owned or leased by third party logistics partners, contract manufacturers, co-packers or other strategic partners. We believe we have or will add sufficient capacity to meet our planned operating needs. It is our practice to maintain all of our plants and other facilities in good condition.

	As of December 31, 2019
	Number of Manufacturing Facilities	Number of Distribution Facilities
Latin America (1)	13	13
AMEA	43	21
Europe	55	23
North America	15	53
Total	126	110

Owned	118	13
Leased	8	97
Total	126	110

(1)	Excludes our deconsolidated Venezuela operations. Refer to Note 1, Summary of Significant Accounting Policies, for more information.

Item 3. Legal Proceedings.

Information regarding legal proceedings is available in Note 14, Commitments and Contingencies, to the consolidated financial statements in this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have listed our Common Stock on The Nasdaq Global Select Market under the symbol “MDLZ.” At January 31, 2020, there were 44,764 holders of record of our Common Stock.

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

As of December 31,	Mondelēz International	S&P 500	Performance Peer Group
2014	$100.00	$100.00	$100.00
2015	125.39	101.38	102.59
2016	126.10	113.51	102.96
2017	124.11	138.29	120.31
2018	118.82	132.23	113.19
2019	166.85	173.86	143.50

The Mondelēz International performance peer group consists of the following companies considered our market competitors or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Danone S.A., General Mills, Inc., The Hershey Company, Kellogg Company, The Kraft Heinz Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company and Unilever PLC. The Kraft Heinz Company performance history is included for 2016 through 2019 only as the company was formed in 2015.

Issuer Purchases of Equity Securities
Our stock repurchase activity for each of the three months in the quarter ended December 31, 2019 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2019	1,295,595	$53.76	1,281,313	$3,433
November 1-30, 2019	2,946,093	52.18	2,831,683	3,286
December 1-31, 2019	2,472,223	54.42	2,467,098	3,151
For the Quarter Ended December 31, 2019	6,713,911	53.31	6,580,094

(1)
The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock units that vested, totaling 14,282 shares, 114,410 shares and 5,125 shares for the fiscal months of October, November and December 2019, respectively.

(2)
Dollar values stated in millions. Our Board of Directors has authorized the repurchase of $19.7 billion of our Common Stock through December 31, 2020. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. See related information in Note 13, Capital Stock.

Item 6.   Selected Financial Data

Mondelēz International, Inc.
Selected Financial Data – Five Year Review (1)

	2019	2018	2017	2016	2015
	(in millions, except per share and employee data)
Continuing Operations (2)
Net revenues	$25,868	$25,938	$25,896	$25,923	$29,636
Earnings from continuing operations, net of taxes	3,885	3,395	2,842	1,645	7,291
Net earnings attributable to Mondelēz International	3,870	3,381	2,828	1,635	7,267
Per share, basic	2.68	2.30	1.87	1.05	4.49
Per share, diluted	2.65	2.28	1.85	1.04	4.44
Cash Flow and Financial Position (3)
Net cash provided by operating activities	3,965	3,948	2,593	2,838	3,728
Capital expenditures	925	1,095	1,014	1,224	1,514
Property, plant and equipment, net	8,733	8,482	8,677	8,229	8,362
Total assets	64,549	62,729	62,957	61,506	62,843
Long-term debt	14,207	12,532	12,972	13,217	14,557
Total Mondelēz International shareholders’ equity	$27,275	$25,637	$25,994	$25,141	$28,012
Shares outstanding at year end (4)	1,435	1,451	1,488	1,528	1,580
Per Share and Other Data
Book value per shares outstanding	$19.01	$17.67	$17.47	$16.45	$17.73
Dividends declared per share (5)	$1.09	$0.96	$0.82	$0.72	$0.64
Common Stock closing price at year end	$55.08	$40.03	$42.80	$44.33	$44.84
Number of employees	80,000	80,000	83,000	90,000	99,000

(1)
The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and Annual Reports on Form 10-K for earlier periods. During 2018, we moved to a quarter lag for recording Keurig Green Mountain, Inc. ("Keurig") and Keurig Dr Pepper Inc. ("KDP") results and we recast all prior periods since the inception of our investment in Keurig in 2016 on the same quarter lag basis. Please see Note 7, Equity Method Investments, for more information. During 2018, we adopted the new revenue recognition accounting standard update, and it did not have a material impact on any reported periods. See Note 1, Summary of Significant Accounting Policies, for more information. During 2019, we adopted the new lease accounting standard and related updates, and we disclose the impacts to our 2019 financial statements in Note 1, Summary of Significant Accounting Policies. A significant portion of our business is exposed to currency exchange rate fluctuation as a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of operating results on a constant currency basis where noted.

(2)
Significant items impacting the comparability of our results from continuing operations include: the Simplify to Grow Program; the contribution of our global coffee businesses and investment in Jacobs Douwe Egberts ("JDE") and related gain in 2015; gain on equity method investment transactions in 2016-2018; other divestitures and sales of property in 2015-2019; acquisitions in 2015-2016 and 2018-2019; losses on debt extinguishment in 2015-2018; unrealized gains on the coffee business transaction currency hedges in 2015; debt tender offers completed in 2015-2016 and 2018; loss on deconsolidation of Venezuela in 2015; the remeasurement of net monetary assets in Venezuela in 2015 and Argentina in 2018-2019; accounting calendar changes in 2015; impairment charges related to intangible assets in 2015-2019; losses or gains related to interest rate swaps in 2015-2016 and 2018-2019; impacts from the resolution of tax matters in 2017-2018; impacts from pension participation changes in 2018-2019; CEO transition remuneration in 2017-2019; malware incident incremental expenses in 2017; and our provision for income taxes in all years, including the U.S. tax reform discrete net tax benefits or expenses in primarily 2017-2018 and Swiss tax reform net impacts in 2019. Please refer to Note 1, Summary of Significant Accounting Policies; Note 2, Divestitures and Acquisitions; Note 5, Leases; Note 6, Goodwill and Intangible Assets; Note 7, Equity Method Investments; Note 8, Restructuring Program; Note 9, Debt and Borrowing Arrangements; Note 10, Financial Instruments; Note 11, Benefit Plans; Note 14, Commitments and Contingencies; Note 16, Income Taxes;

and Note 18, Segment Reporting, and our Annual Reports on Form 10-K for earlier periods for additional information regarding items affecting comparability of our results from continuing operations.

(3)
Items impacting comparability primarily relate to the Keurig and JDE coffee business transactions in 2015-2016 and the loss on deconsolidation of Venezuela in 2015. Please also refer to our previously filed Annual Reports on Form 10-K for additional information.

(4)	Refer to Note 13, Capital Stock, for additional information on our share repurchase program activity.

(5)	Refer to the Equity and Dividends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations for information on our dividends.

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

Overview of Business and Strategy

We make and sell primarily snacks, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy, as well as various cheese & grocery and powdered beverage products. We have operations in approximately 80 countries and sell our products in over 150 countries.

We aim to be the global leader in snacking. Our strategy is to drive long-term growth by focusing on three strategic priorities: accelerating consumer-centric growth, driving operational excellence and creating a winning growth culture. We believe the successful implementation of our strategic priorities and the leveraging of our strong foundation of iconic global and local brands, an attractive global footprint, our market leadership in developed and emerging markets, our deep innovation, marketing and distribution capabilities, and our efficiency and sustainability efforts, will drive top- and bottom-line growth, enabling us to continue to create long-term value for our shareholders.

For more detailed information on our business and strategy, refer to Item 1, Business.

Recent Developments and Significant Items Affecting Comparability

Swiss and U.S. Tax Reform

On August 6, 2019, Switzerland published changes to its Federal tax law in the Official Federal Collection of Laws. On September 27, 2019, the Zurich Canton published their decision on the September 1, 2019 Zurich Canton public vote regarding the Cantonal changes associated with the Swiss Federal tax law change. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures that are hereafter referred to as “Swiss tax reform”. Based on these Federal / Cantonal events, our position is the enactment of Swiss tax reform for U.S. GAAP purposes was met as of September 30, 2019, and we recorded the impacts in the third quarter 2019. The net impact was a benefit of $767 million, which consisted of a $769 million reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes and remeasurement of our deferred tax balances, partially offset by a $2 million indirect tax impact in selling, general and administrative expenses. The future rate impacts of these Swiss tax reform law changes are effective starting January 1, 2020. We will continue to monitor Swiss tax reform for any additional interpretative guidance that could result in changes to the amounts we have recorded.

On December 22, 2017, the United States enacted tax reform legislation ("U.S. tax reform") that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. federal tax rate from 35% to 21%, as well as provisions that limit or eliminate various deductions or credits. The legislation causes certain U.S. allocated expenses (e.g. interest and general administrative expenses) to be taxed and imposes a tax on U.S. cross-border payments. Furthermore, the legislation included a one-time transition tax on accumulated foreign earnings and profits. While clarifying guidance was issued by the U.S. Treasury Department and Internal Revenue Service ("IRS") during 2018 and 2019, we continue to evaluate the impacts as additional guidance on implementing the legislation becomes available. The impact of adopting the new provisions was a discrete net tax expense of $5 million in 2019 and $19 million in 2018 and a discrete net tax benefit of $44 million in 2017.

Refer to Note 16, Income Taxes, for more information on our annual effective tax rates and Swiss and U.S. tax reform.

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

In 2018, we executed a complete withdrawal from the Fund and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years and we recorded a $35 million final adjustment to reduce our withdrawal liability as of June 30, 2019. We began making monthly payments during the third quarter of 2019. As of December 31, 2019, the remaining discounted withdrawal liability was $391 million, with $14 million recorded in other current liabilities and $377 million recorded in long-term other liabilities.

Adoption of New Lease Accounting Standard

As further described in Note 1, Summary of Significant Accounting Policies, we adopted the new lease accounting standard on January 1, 2019. The impact of adopting the standard included the initial recognition as of January 1, 2019, of $710 million of lease-related assets and $730 million of lease-related liabilities on our consolidated balance sheet. The transition method we elected for adoption required a cumulative effect adjustment to retained earnings as of January 1, 2019, which was not material. For additional information on leases, refer to Note 5, Leases.

Keurig Dr Pepper Transaction

On July 9, 2018, Keurig Green Mountain, Inc. ("Keurig") closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed Keurig Dr Pepper Inc. (NYSE: "KDP"), a publicly traded company. Following the close of the transaction, our 24.2% investment in Keurig together with our shareholder loan receivable became a 13.8% investment in KDP. During 2018, we recorded a pre-tax gain of $778 million (or $586 million after-tax). Also, during the first quarter of 2019, we recognized a $23 million pre-tax gain related to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%. In connection with the KDP transaction, in the third quarter of 2018, we changed our accounting principle to reflect our share of Keurig's historical and KDP's ongoing earnings on a one-quarter lag basis for all periods presented while we continue to record dividends when cash is received. Refer to Note 7, Equity Method Investments, for additional information on KDP and the transaction.

Malware Incident

On June 27, 2017, a global malware incident impacted our business. The malware affected a significant portion of our global sales, distribution and financial networks. Following the incident, we executed business continuity and contingency plans to contain the impact, minimize damages and restore our systems environment. We also restored our main operating systems and processes and enhanced our system security. To date, we have not found, nor do we expect to find, any instances of Company or personal data released externally.

During 2017, we estimated the malware incident had a negative impact of 0.4% on our net revenue and Organic Net Revenue growth as we recognized the majority of delayed second quarter shipments in our third quarter 2017 results and we also permanently lost some revenue. We incurred total incremental expenses of $84 million predominantly during the second half of 2017 as part of the recovery effort. The recovery from the incident was largely resolved by the end of 2017 and we continued efforts to strengthen our security measures and enhance general information technology, business process and disclosure controls.

Summary of Results

•
Net revenues were approximately $25.9 billion in both 2019 and 2018, a decrease of 0.3% in 2019 and an increase of 0.2% in 2018. In 2019, net revenues declined due to the impact of unfavorable currency translation and the impact of the divestiture of most of our cheese business in the Middle East and Africa. Net revenues were positively affected by higher net pricing and favorable volume/mix, as well as the acquisitions of a majority interest in Perfect Snacks in 2019 and a U.S. premium biscuit company, Tate's Bake Shop, in 2018. In 2018, net revenues grew due to higher net pricing and favorable volume/mix. Net revenues were also positively affected by the acquisition of Tate's Bake Shop. Net revenue growth was negatively affected by the impact of unfavorable currency translation and the impact of several business divestitures that occurred in 2017 which reduced net revenues in 2018 as compared to the prior year.

•
Organic Net Revenue increased 4.1% to $26.9 billion in 2019 and increased 2.4% to $26.1 billion in 2018. In both 2019 and 2018, Organic Net Revenue increased as a result of higher net pricing and favorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from divestitures and acquisitions. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•
Diluted EPS attributable to Mondelēz International increased 16.2% to $2.65 in 2019 and increased 23.2% to $2.28 in 2018. Diluted EPS increased in 2019 primarily driven by the benefit from Swiss tax reform, lapping the prior-year impact from pension participation changes, operating gains, lower Simplify to Grow program costs, lapping the prior-year loss on debt extinguishment, fewer shares outstanding, a gain on divestiture, an increase in equity method investment earnings, lower interest expense and a benefit from current-year pension participation changes, partially offset by lapping the prior-year gain on equity method investment transactions, unfavorable currency translation, a loss related to interest rate swaps, the expense from the resolution of tax matters in 2019 and an unfavorable year-over-year change in mark-to-market impacts from currency and commodity derivatives. Diluted EPS increased in 2018 primarily driven by the after-tax gain on the KDP transaction, a favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, operating gains, lower costs incurred for the Simplify to Grow Program, fewer shares outstanding, lower taxes and increased equity method investment earnings, partially offset by the impact from pension participation changes, lapping the benefit from the resolution of tax matters and lapping a prior-year net gain on divestitures. See our Discussion and Analysis of Historical Results appearing later in this section for further details.

•
Adjusted EPS increased 2.1% to $2.47 in 2019 and increased 14.2% to $2.42 in 2018. On a constant currency basis, Adjusted EPS increased 8.3% to $2.62 in 2019 and increased 15.6% to $2.45 in 2018. For 2019, operating gains, fewer shares outstanding, increased equity method investment earnings, lower interest expense and lower taxes drove the Adjusted EPS growth. For 2018, operating gains, fewer shares outstanding, lower taxes, increased equity method investment earnings and lower interest expense drove the Adjusted EPS growth. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

Long-Term Demographics and Consumer Trends – Snack food consumption is highly correlated to GDP growth, urbanization of populations and rising discretionary income levels associated with a growing middle class, particularly in emerging markets. Snacking behavior is on the rise around the world according to the first annual “State of Snacking” report, commissioned by Mondelēz International and issued in November 2019, which summarizes the findings from interviews with thousands of consumers across 12 countries. A majority of adults, and an even higher percentage of Millennial consumers, indicated they prefer to eat small bites throughout the day as opposed to larger meals. The report concludes that consumer needs are evolving in response to busy modern lifestyles, the desire for community connections and a more holistic sense of well-being. Also, the way consumers snack and buy snacks around the world is diverse, with consumers purchasing snacks across evolving retail and digital landscapes. We expect these trends to continue and, in order to position ourselves for long-term growth, we are investing in our well-being and other snack offerings, product and marketing innovation and new routes to market including e-commerce.

Demand – We monitor consumer spending and our market share within the food and beverage categories in which we sell our products. Over the last three years, we have been seeing improvements in regional economic growth, consumer confidence and growth in our categories. However, geopolitical and economic uncertainties from time to time may continue to affect economic growth, consumer confidence and category growth. As part of our new strategic plan, we seek to drive category growth by offering snack innovations, leveraging our local and consumer-focused commercial approach, making investments in our brand and snacks portfolio, building strong routes to market in both emerging and developed markets and improving our position across multiple channels. We believe these actions will help drive demand in our categories and strengthen our positions across markets.

Volatility of Global Markets – Our growth strategy depends in part on our ability to expand our operations, including in emerging markets. Some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions. Volatility in these markets affects demand for and the costs of our products and requires frequent changes in how we operate our business. See below for a discussion of Brexit as well as Argentina, which was designated a highly inflationary economy in 2018. In addition, the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or key commodities and potential changes in U.S. trade programs, trade relations, regulations, taxes or fiscal policies might negatively affect our sales or profitability. To help mitigate adverse effects of ongoing volatility across markets, we aim to protect profitability through the management of costs (including hedging) and pricing as well as targeted investments in our brands and new routes to market.

Coronavirus – We have been monitoring the outbreak of a new coronavirus that originated in China. We believe it could have a negative impact on our results in the short term and we are taking steps to protect our employees, consumers and business.

Competition – We operate in highly competitive markets that include global, regional and local competitors. Our advantaged geographic footprint, operating scale and portfolio of brands have all significantly contributed to building our market-leading positions across most of the product categories in which we sell. To grow and maintain our market positions, we focus on meeting consumer needs and preferences through a local-first commercial focus, new digital and other sales and marketing initiatives, product innovation and high standards of product quality. We also continue to optimize our manufacturing and other operations and invest in our brands through ongoing research and development, advertising, marketing and consumer promotions.

Pricing – Our net revenue growth and profitability may be affected as we adjust prices to address new conditions. We adjust our product prices based on a number of variables including demand, the competitive environment and changes in our product input costs. We generally have increased prices in response to higher commodity costs, currency and other market factors. In 2020, we anticipate changing market conditions to continue to impact pricing. Price changes may affect net revenues or market share in the near term as the market adjusts to changes in input costs and other market conditions.

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

Multiemployer pension plan – In 2018, we executed a complete withdrawal from the Fund and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million and we recorded a $35 million final adjustment to reduce our withdrawal liability at that time. During the third quarter of 2019, we began making monthly pro-rata payments on the 20-year obligation. As of December 31, 2019, the remaining discounted withdrawal liability was $391 million.

Taxes – During the third quarter of 2019, Swiss Federal and Zurich Cantonal tax events drove our recognition of a $767 million Swiss tax reform net benefit to our results of operations. The future tax rate impacts of the Swiss tax reform law changes became effective on January 1, 2020 and are not expected to have a material impact on our overall results of operations. We will continue to monitor Swiss tax reform for any additional interpretative guidance that could result in changes to the amounts we have recorded. In the United States, while the 2017 U.S. tax reform reduced the U.S. corporate tax rate and included some beneficial provisions, other provisions have, and in the future will have, an adverse effect on our results. We continue to evaluate the impacts as additional guidance on implementing the legislation becomes available. While additional guidance has been issued by the IRS and the U.S. Treasury Department, there are still some areas that may not be clarified for some time. Also, a number of U.S. states have not updated their laws to take into account the new federal legislation. As a result, there may be additional impacts of the new laws on our future results of operations and financial condition. It is possible that U.S. tax reform or related interpretations could change and have an adverse effect on us that could be material.

Currency – As a global company with 74.4% of our net revenues generated outside the United States, we are continually exposed to changes in global economic conditions and currency movements. While we hedge significant forecasted currency exchange transactions as well as currency translation impacts from certain net assets of our non-U.S. operations, including the United Kingdom, we cannot fully predict or eliminate all adverse impacts arising from changes in currency exchange rates on our consolidated financial results. To partially offset currency translation impacts arising from our overseas operations, we enter into net investment hedges primarily in the form of local currency-denominated debt, cross-currency swaps and other financial instruments. While we work to mitigate our exposure to currency risks, factors such as continued global and local market volatility, actions by foreign governments, political uncertainty, limited hedging opportunities and other factors could lead to unfavorable currency impacts in the future and could adversely affect our results of operations or financial position. See additional discussion of Brexit and Argentina below and refer also to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, and Note 10, Financial Instruments, for additional information on how we manage currency and related risks. As currency movements can make comparison of year-over-year operating performance challenging, we isolate the impact of currency and also report growth on a constant currency basis, holding prior-year currency exchange rates constant, so that prior-year and current-year results can be compared on a consistent basis.

Brexit – On January 31, 2020, the United Kingdom began the withdrawal process from the European Union under the European and U.K. Parliament approved Withdrawal Agreement. During a transition period currently scheduled to end on December 31, 2020, the United Kingdom will effectively remain in the E.U.’s customs union and single market while a trade deal with the European Union is negotiated. The deadline for extending the transition period ends on June 30, 2020. If the transition period is not extended, on December 31, 2020, the United Kingdom will either exit the European Union without a trade deal or will begin a new trade relationship with the European Union.

During the transition period, we continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Our exposure to disruptions to our supply chain, the imposition of tariffs and currency devaluation in the United Kingdom could result in a material impact to our consolidated revenue, earnings and cash flow. In 2019, we generated 8.6% of our net revenues in the United Kingdom and our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. The volatility in foreign currencies and other markets is expected to continue as the United Kingdom executes its exit from the European Union. If the U.K.'s membership in the European Union terminates without trade and other cross-border operating agreements, there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and other countries, including those in the European Union, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. If the ultimate terms of the U.K.’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We have taken measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks. Resulting impacts and market volatility can vary significantly depending on the final terms of the U.K.’s exit from the European Union.

Argentina – as further discussed in Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, on July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries. As a result, we recorded a remeasurement gain of $4 million in 2019 and a remeasurement loss of $11 million in 2018 within selling, general and administrative expenses related to the revaluation of the Argentinean peso denominated net monetary position over these periods. The mix of monetary assets and liabilities and the exchange rate to convert Argentinean pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments, dividends and share repurchases. Our weighted-average interest rate on our total debt as of December 31, 2019 was 2.2%, down from 2.3% as of December 31, 2018 and up from 2.1% as of December 31, 2017, primarily reflecting changes in our interest rates on commercial paper borrowings over these periods. We continue to use interest rate swaps and other financial instruments to manage our exposure to interest rate and cash flow variability, protect the value of our existing currency assets and liabilities and protect the value of our debt. We also enter into cross-currency interest rate swaps and forwards to hedge our non-U.S. net investments against adverse movements in exchange rates. Our net investment hedge derivative contracts have had and are expected to have a favorable impact and reduce some of the financing costs and related currency impacts within our interest costs. Refer to Note 9, Debt and Borrowing Arrangements, and Note 10, Financial Instruments, for additional information on our debt and derivative activity.

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

		For the Years Ended December 31,
	See Note	2019	2018	2017
		(in millions, except percentages)
Simplify to Grow Program	Note 8
Restructuring Charges		$(176)	$(316)	$(535)
Implementation Charges		(272)	(315)	(257)
Intangible asset impairment charges	Note 6	(57)	(68)	(109)
Mark-to-market gains/(losses) from derivatives (1)	Note 10	90	142	(96)
Malware incident incremental expenses		—	—	(84)
Acquisition and divestiture-related costs	Note 2
Acquisition integration costs		—	(3)	(3)
Acquisition-related costs		(3)	(13)	—
Divestiture-related costs		(6)	1	(34)
Net gain on divestitures		44	—	186
Remeasurement of net monetary position		4	(11)	—
Impact from pension participation changes (1)	Note 11	29	(429)	—
Impact from resolution of tax matters	Note 14	(85)	11	281
CEO transition remuneration (2)		(9)	(22)	(14)
(Loss)/gain related to interest rate swaps	Note 9 & 10	(111)	10	—
Loss on debt extinguishment	Note 9	—	(140)	(11)
Swiss tax reform net impacts	Note 16	767	—	—
U.S. tax reform discrete net tax impacts	Note 16	(5)	(19)	44
Net (loss)/gain on equity method investment transactions (3)	Note 7	(2)	778	40
Equity method investee acquisition-related and other (charges)/benefits (4)		(61)	54	(69)
Effective tax rate	Note 16	0.1%	27.2%	21.3%

(1)	Includes impacts recorded in operating income and interest expense and other, net.

(2)	Please see the Non-GAAP Financial Measures section at the end of this item for additional information.

(3)	The net gain/(loss) on equity method investment transactions is recorded outside pre-tax operating results on the consolidated statement of earnings.

(4)	Amount for 2018 primarily relates to a deferred tax benefit Keurig recorded as a result of U.S. tax reform.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2019 with 2018 and 2018 with 2017.

2019 compared with 2018

	For the Years Ended December 31,
	2019	2018	$ change	% change
	(in millions, except per share data)
Net revenues	$25,868	$25,938	$(70)	(0.3)%
Operating income	3,843	3,312	531	16.0%
Earnings from continuing operations	3,885	3,395	490	14.4%
Net earnings attributable to Mondelēz International	3,870	3,381	489	14.5%
Diluted earnings per share attributable to Mondelēz International	2.65	2.28	0.37	16.2%

Net Revenues – Net revenues decreased $70 million (0.3%) to $25,868 million in 2019, and Organic Net Revenue (1) increased $1,067 million (4.1%) to $26,879 million. Emerging markets net revenues increased 0.2%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 7.7%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2019
Change in net revenues (by percentage point)
Total change in net revenues	(0.3)%
Add back the following items affecting comparability:
Unfavorable currency	4.5	pp
Impact of divestiture	0.3	pp
Impact of acquisitions	(0.4	)pp
Total change in Organic Net Revenue (1)	4.1%
Higher net pricing	2.2	pp
Favorable volume/mix	1.9	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decrease of 0.3% was driven by unfavorable currency and the impact of a divestiture, partially offset by our underlying Organic Net Revenue growth of 4.1% and the impact of acquisitions. Unfavorable currency impacts decreased net revenues by $1,154 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, euro, Brazilian real, British pound sterling, Australian dollar, Chinese yuan, Indian rupee, Turkish lira and South African rand. The impact of the divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019 resulted in a year-over-year decline in net revenues of $71 million. Our underlying Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2018 as well as the effects of input cost-driven pricing actions taken during 2019. Higher net pricing was reflected in Latin America, North America and AMEA as net pricing in Europe was flat. Favorable volume/mix was reflected in Europe and AMEA, partially offset by unfavorable volume/mix in Latin America and North America. The July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $53 million and the June 7, 2018 acquisition of Tate’s Bake Shop added incremental net revenues of $35 million in 2019. Refer to Note 2, Divestitures and Acquisitions, for more information.

Operating Income – Operating income increased $531 million (16.0%) to $3,843 million in 2019, Adjusted Operating Income (1) decreased $38 million (0.9%) to $4,264 million and Adjusted Operating Income on a constant currency basis (1) increased $189 million (4.4%) to $4,491 million due to the following:

	Operating Income	Change
	(in millions)
Operating Income for the Year Ended December 31, 2018	$3,312
Simplify to Grow Program (2)	626
Intangible asset impairment charges (3)	68
Mark-to-market gains from derivatives (4)	(141)
Acquisition integration costs (5)	3
Acquisition-related costs (6)	13
Divestiture-related costs (6)	(1)
Operating income from divestitures (6)	(19)
Remeasurement of net monetary position (7)	11
Impact from pension participation changes (8)	423
Impact from resolution of tax matters (9)	(15)
CEO transition remuneration (1)	22
Adjusted Operating Income (1) for the Year Ended December 31, 2018	$4,302
Higher net pricing	576
Higher input costs	(340)
Favorable volume/mix	140
Higher selling, general and administrative expenses	(173)
VAT-related settlements	(32)
Impact from acquisitions (6)	6
Other	12
Total change in Adjusted Operating Income (constant currency) (1)	189	4.4%
Unfavorable currency translation	(227)
Total change in Adjusted Operating Income (1)	(38)	(0.9)%
Adjusted Operating Income (1) for the Year Ended December 31, 2019	$4,264
Simplify to Grow Program (2)	(442)
Intangible asset impairment charges (3)	(57)
Mark-to-market gains from derivatives (4)	91
Acquisition-related costs (6)	(3)
Divestiture-related costs (6)	(6)
Operating income from divestiture (6)	9
Net gain on divestiture (6)	44
Remeasurement of net monetary position (7)	4
Impact from pension participation changes (8)	35
Impact from resolution of tax matters (9)	(85)
CEO transition remuneration (1)	(9)
Swiss tax reform impact (10)	(2)
Operating Income for the Year Ended December 31, 2019	$3,843	16.0%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 8, Restructuring Program, for more information.

(3)	Refer to Note 6, Goodwill and Intangible Assets, for more information on intangible asset impairments.

(4)
Refer to Note 10, Financial Instruments, Note 18, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

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

(8)	Refer to Note 11, Benefit Plans, for more information.

(9)	Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.
(10) Refer to Note 16, Income Taxes, for more information on Swiss tax reform.

During 2019, we realized higher net pricing, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2018 as well as the effects of input cost-driven pricing actions taken during 2019, was reflected in Latin America, North America and AMEA as net pricing in Europe was flat. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs due to productivity efforts. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher packaging, energy, dairy, grains, cocoa and oils costs, partially offset by lower costs for sugar and nuts. Favorable volume/mix was driven by Europe and AMEA, which was partially offset by unfavorable volume/mix in Latin America and North America.

Total selling, general and administrative expenses decreased $339 million from 2018, due to a number of factors noted in the table above, including in part, the lapping of the prior-year impact from pension participation changes, favorable currency impact, the benefit from current-year pension participation changes, favorable change in remeasurement on net monetary position in Argentina (remeasurement gain in 2019 as compared to a remeasurement loss in 2018), the lapping of a prior-year expense from the resolution of a tax matter, lower CEO transition remuneration and lower acquisition-related costs. These decreases were partially offset by the expenses from the resolution of tax matters in 2019, higher implementation costs incurred for the Simplify to Grow program, the impact of acquisitions, the lapping of a benefit from a prior-year value-added tax (“VAT”) related settlement, a VAT cost settlement in 2019 and higher divestiture-related costs. Excluding these factors, selling, general and administrative expenses increased $173 million from 2018. The increase was driven primarily by higher overheads reflecting route-to-market investments and higher advertising and consumer promotion costs.

We recorded an expense of $11 million from a VAT-related settlement in Latin America in 2019 and a benefit of $21 million from a VAT-related settlement in Latin America in 2018. Unfavorable currency changes decreased operating income by $227 million due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, Argentinean peso, British pound sterling, Brazilian real, Australian dollar, Chinese yuan and Indian rupee.

Operating income margin increased from 12.8% in 2018 to 14.9% in 2019. The increase in operating income margin was driven primarily by the lapping of the prior-year impact from pension participation changes, lower Simplify to Grow Program costs, a gain on divestiture, the benefit from current-year pension participation changes, the lapping of a prior-year expense from the resolution of a tax matter and lower CEO transition remuneration, partially offset by the expenses from the resolution of tax matters in 2019 and the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities. Adjusted Operating Income margin decreased from 16.7% in 2018 to 16.5% in 2019. The decrease in Adjusted Operating Income margin was driven primarily by higher raw material costs, mostly offset by higher pricing and lower manufacturing costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,870 million increased by $489 million (14.5%) in 2019. Diluted EPS attributable to Mondelēz International was $2.65 in 2019, up $0.37 (16.2%) from 2018. Adjusted EPS (1) was $2.47 in 2019, up $0.05 (2.1%) from 2018. Adjusted EPS on a constant currency basis (1) was $2.62 in 2019, up $0.20 (8.3%) from 2018.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2018	$2.28
Simplify to Grow Program (2)	0.32
Intangible asset impairment charges (2)	0.03
Mark-to-market gains from derivatives (2)	(0.09)
Acquisition integration costs (2)	—
Acquisition-related costs (2)	0.01
Divestiture-related costs (2)	—
Net earnings from divestitures (2)	(0.01)
Remeasurement of net monetary position (2)	0.01
Impact from pension participation changes (2)	0.22
Impact from resolution of tax matters (2)	(0.01)
CEO transition remuneration (2)	0.01
Net gain related to interest rate swaps (3)	(0.01)
Loss on debt extinguishment (4)	0.07
U.S. tax reform discrete net tax expense (5)	0.01
Gain on equity method investment transaction (6)	(0.39)
Equity method investee acquisition-related and other charges/(benefits) (7)	(0.03)
Adjusted EPS (1) for the Year Ended December 31, 2018	$2.42
Increase in operations	0.11
Increase in equity method investment net earnings	0.02
VAT-related settlements	(0.01)
Changes in interest and other expense, net (8)	0.02
Changes in income taxes (9)	0.01
Changes in shares outstanding (10)	0.05
Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2019	$2.62
Unfavorable currency translation	(0.15)
Adjusted EPS (1) for the Year Ended December 31, 2019	$2.47
Simplify to Grow Program (2)	(0.24)
Intangible asset impairment charges (2)	(0.03)
Mark-to-market gains from derivatives (2)	0.05
Divestiture-related costs (2)	(0.01)
Net earnings from divestiture (2)	0.01
Net gain on divestiture (2)	0.03
Impact from pension participation changes (2)	0.02
Impact from resolution of tax matters (2)	(0.05)
CEO transition remuneration (2)	(0.01)
Loss related to interest rate swaps (3)	(0.08)
Swiss tax reform net impacts (5)	0.53
U.S. tax reform discrete net tax expense (5)	—
Net loss on equity method investment transactions (6)	(0.01)
Equity method investee acquisition-related and other (charges)/benefits (7)	(0.03)
Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2019	$2.65

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 10, Financial Instruments, for information on interest rate swaps no longer designated as cash flow hedges.

(4)	Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

(5)	Refer to Note 16, Income Taxes, for more information on the impacts of U.S. and Swiss tax reform.

(6)	Refer to Note 7, Equity Method Investments, for more information on the gain and net loss on equity method investment transactions.

(7)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

(8)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.

(9)	Refer to Note 16, Income Taxes, for more information on the items affecting income taxes.
(10) Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 17, Earnings per Share, for earnings per share weighted-average share information.

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

Net Revenues – Net revenues increased $42 million (0.2%) to $25,938 million in 2018, and Organic Net Revenue (1) increased $609 million (2.4%) to $26,103 million. Emerging markets net revenues decreased 0.5%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 5.9%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

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

Net revenue increase of 0.2% was driven by our underlying Organic Net Revenue growth of 2.4% and the impact of an acquisition, mostly offset by unfavorable currency and the impact of divestitures. Our underlying Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2017 as well as the effects of input cost-driven pricing actions taken during 2018. Higher net pricing was reflected in Latin America, AMEA and North America, partially offset by lower net pricing in Europe. Favorable volume/mix was reflected in Europe and AMEA, partially offset by unfavorable volume/mix in Latin America and North America. The June 7, 2018 acquisition of a U.S. premium biscuit company, Tate’s Bake Shop, added net revenues of $52 million in 2018. Unfavorable currency impacts decreased net revenues by $343 million, due primarily to the strength of the U.S. dollar relative to several other currencies, including the Argentinean peso, Brazilian real, Russian ruble, Indian rupee and Turkish lira, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Chinese yuan. Businesses divested in 2019 and 2017 resulted in a decline in net revenues of $276 million. Refer to Note 2, Divestitures and Acquisitions, for more information.

Operating Income – Operating income decreased $150 million (4.3%) to $3,312 million in 2018, Adjusted Operating Income (1) increased $214 million (5.2%) to $4,302 million and Adjusted Operating Income on a constant currency basis (1) increased $269 million (6.6%) to $4,357 million due to the following:

	Operating Income	Change
	(in millions)
Operating Income for the Year Ended December 31, 2017	$3,462
Simplify to Grow Program (2)	777
Intangible asset impairment charges (3)	109
Mark-to-market losses from derivatives (4)	96
Malware incident incremental expenses	84
Acquisition integration costs (5)	3
Divestiture-related costs (6)	31
Operating income from divestitures (6)	(92)
Net gain on divestitures (6)	(186)
Impact from resolution of tax matters (7)	(209)
CEO transition remuneration (1)	14
Other/rounding	(1)
Adjusted Operating Income (1) for the Year Ended December 31, 2017	$4,088
Higher net pricing	322
Higher input costs	(26)
Favorable volume/mix	48
Higher selling, general and administrative expenses	(75)
VAT-related settlement in 2018	21
Property insurance recovery in 2017	(27)
Impact from acquisition (6)	7
Other	(1)
Total change in Adjusted Operating Income (constant currency) (1)	269	6.6%
Unfavorable currency translation	(55)
Total change in Adjusted Operating Income (1)	214	5.2%
Adjusted Operating Income (1) for the Year Ended December 31, 2018	$4,302
Simplify to Grow Program (2)	(626)
Intangible asset impairment charges (3)	(68)
Mark-to-market gains from derivatives (4)	141
Acquisition integration costs (5)	(3)
Acquisition-related costs (6)	(13)
Divestiture-related costs (6)	1
Operating income from divestitures (6)	19
Remeasurement of net monetary position (8)	(11)
Impact from pension participation changes (9)	(423)
Impact from resolution of tax matters (7)	15
CEO transition remuneration (1)	(22)
Operating Income for the Year Ended December 31, 2018	$3,312	(4.3)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 8, Restructuring Program, for more information.

(3)	Refer to Note 6, Goodwill and Intangible Assets, for more information on intangible asset impairments.

(4)
Refer to Note 10, Financial Instruments, Note 18, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(5)	Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the acquisition of a biscuit business in Vietnam.

(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the June 7, 2018 acquisition of Tate's Bake Shop and 2019 and 2017 divestitures.

(7)	Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.

(8)
Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(9)	Refer to Note 11, Benefit Plans, for more information.

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

Total selling, general and administrative expenses increased $537 million from 2017, due to a number of factors noted in the table above, including in part, the impact from pension participation changes, lapping of prior-year benefits from the resolution of tax matters, lapping of a prior-year property insurance recovery, acquisition-related costs, remeasurement of net monetary position in Argentina, the impact of an acquisition and higher CEO transition remuneration. The increases were partially offset by favorable currency impact, lower implementation costs incurred for the Simplify to Grow Program, lower divestiture-related costs, the lapping of prior-year malware incident incremental costs, a VAT related settlement in 2018, the impact of divestitures and the net benefit from the resolution of tax matters in 2018. Excluding these factors, selling, general and administrative expenses increased $75 million from 2017. The increase was driven by the year-over year net unfavorable change in miscellaneous other income and expense items within selling, general and administrative expenses and higher overhead costs, which more than offset lower advertising and consumer promotion costs.

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

Operating income margin decreased from 13.4% in 2017 to 12.8% in 2018. The decrease in operating income margin was driven by the impact from pension participation changes, the lapping of prior-year benefits from the resolution of tax matters, the lapping of a prior-year gain on divestiture and higher CEO transition remuneration. These unfavorable items were partially offset by the year-over-year favorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, lower Simplify to Grow Program costs, an increase in our Adjusted Operating Income margin, the lapping of prior-year malware incident incremental costs, lower divestiture-related costs and lower intangible asset impairment charges. Adjusted Operating Income margin increased from 16.0% in 2017 to 16.7% in 2018. The increase in Adjusted Operating Income margin was driven primarily by higher net pricing, lower manufacturing costs due to continued cost reduction efforts and lower advertising and consumer promotion costs, partially offset by higher raw material costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,381 million increased by $553 million (19.6%) in 2018. Diluted EPS attributable to Mondelēz International was $2.28 in 2018, up $0.43 (23.2%) from 2017. Adjusted EPS (1) was $2.42 in 2018, up $0.30 (14.2%) from 2017. Adjusted EPS on a constant currency basis (1) was $2.45 in 2018, up $0.33 (15.6%) from 2017.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2017	$1.85
Simplify to Grow Program (2)	0.39
Intangible asset impairment charges (2)	0.05
Mark-to-market losses from derivatives (2)	0.06
Malware incident incremental expenses	0.04
Acquisition integration costs (2)	—
Divestiture-related costs (2)	0.02
Net earnings from divestitures (2)	(0.05)
Net gain on divestitures (2)	(0.11)
Impact from resolution of tax matters (2)	(0.13)
CEO transition remuneration (2)	0.01
U.S. tax reform discrete net tax benefit (3)	(0.03)
Gain on equity method investment transaction (4)	(0.02)
Equity method investee acquisition-related and other charges/(benefits) (5)	0.04
Adjusted EPS (1) for the Year Ended December 31, 2017	$2.12
Increase in operations	0.13
Increase in equity method investment net earnings	0.05
VAT-related settlements in 2018	0.01
Property insurance recovery in 2017	(0.01)
Impact from acquisition (2)	—
Changes in interest and other expense, net (6)	0.02
Changes in income taxes (7)	0.06
Changes in shares outstanding (8)	0.07
Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2018	$2.45
Unfavorable currency translation	(0.03)
Adjusted EPS (1) for the Year Ended December 31, 2018	$2.42
Simplify to Grow Program (2)	(0.32)
Intangible asset impairment charges (2)	(0.03)
Mark-to-market gains from derivatives (2)	0.09
Acquisition integration costs (2)	—
Acquisition-related costs (2)	(0.01)
Divestiture-related costs (2)	—
Net earnings from divestitures (2)	0.01
Remeasurement of net monetary position (2)	(0.01)
Impact from pension participation changes (2)	(0.22)
Impact from resolution of tax matters (2)	0.01
CEO transition remuneration (2)	(0.01)
Net gain related to interest rate swaps (9)	0.01
Loss on debt extinguishment (10)	(0.07)
U.S. tax reform discrete net tax expense (3)	(0.01)
Gain on equity method investment transaction (4)	0.39
Equity method investee acquisition-related and other (charges)/benefits (5)	0.03
Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2018	$2.28

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 16, Income Taxes, for more information on the impact of the U.S. tax reform.

(4)	Refer to Note 7, Equity Method Investments, for more information on the KDP transaction in 2018 and the 2017 sale of an interest in one of our equity method investments.

(5)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

(6)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.

(7)	Refer to Note 16, Income Taxes, for more information on the items affecting income taxes.

(8)
Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 17, Earnings per Share, for earnings per share weighted-average share information.

(9)	Refer to Note 10, Financial Instruments, for information on interest rate swaps no longer designated as cash flow hedges.
(10) Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

Results of Operations by Operating Segment

Our operations and management structure are organized into four operating segments:

•	Latin America

•	AMEA

•	Europe

•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise across our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. See Note 18, Segment Reporting, for additional information on our segments and Items Affecting Comparability of Financial Results earlier in this section for items affecting our segment operating results.

Our segment net revenues and earnings were:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Net revenues:
Latin America	$3,018	$3,202	$3,566
AMEA	5,770	5,729	5,739
Europe	9,972	10,122	9,794
North America	7,108	6,885	6,797
Net revenues	$25,868	$25,938	$25,896

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$341	$410	$564
AMEA	691	702	514
Europe	1,732	1,734	1,610
North America	1,451	849	1,144
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	91	141	(96)
General corporate expenses	(330)	(335)	(282)
Amortization of intangibles	(174)	(176)	(178)
Net gains on divestitures	44	—	186
Acquisition-related costs	(3)	(13)	—
Operating income	3,843	3,312	3,462
Benefit plan non-service income	60	50	44
Interest and other expense, net	(456)	(520)	(382)
Earnings before income taxes	$3,447	$2,842	$3,124

Latin America

	For the Years Ended December 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$3,018	$3,202	$(184)	(5.7)%
Segment operating income	341	410	(69)	(16.8)%
	For the Years Ended December 31,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$3,202	$3,566	$(364)	(10.2)%
Segment operating income	410	564	(154)	(27.3)%

2019 compared with 2018:

Net revenues decreased $184 million (5.7%), due to unfavorable currency (13.5 pp) and unfavorable volume/mix (2.1 pp), partially offset by higher net pricing (9.9 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Argentinean peso and Brazilian real. Unfavorable volume/mix was due to the impact of pricing-related elasticity, and was driven by declines in refreshment beverages, candy, cheese & grocery and chocolate, partially offset by gains in biscuits and gum. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $69 million (16.8%), primarily due to higher raw material costs, unfavorable currency, unfavorable volume/mix, the lapping of the 2018 benefit from the resolution of a Brazilian indirect tax matter of $26 million, higher manufacturing costs and higher other selling, general and administrative expenses (including lapping the benefit from a VAT-related settlement in 2018 and the expense of a VAT-related settlement in 2019). These unfavorable items were partially offset by higher net pricing, lower costs incurred for the Simplify to Grow Program, favorable change in remeasurement on net monetary position in Argentina (remeasurement gain in 2019 as compared to a remeasurement loss in 2018) and lower advertising and consumer promotion costs.

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

AMEA

	For the Years Ended December 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$5,770	$5,729	$41	0.7%
Segment operating income	691	702	(11)	(1.6)%
	For the Years Ended December 31,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$5,729	$5,739	$(10)	(0.2)%
Segment operating income	702	514	188	36.6%

2019 compared with 2018:

Net revenues increased $41 million (0.7%), due to favorable volume/mix (3.6 pp) and higher net pricing (1.7 pp), mostly offset by unfavorable currency (3.3 pp) and the impact of a divestiture (1.3 pp). Favorable volume/mix was driven by gains across all categories except refreshment beverages and candy. Higher net pricing was reflected across all categories. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Australian dollar, Chinese yuan, Indian rupee and South African rand. The divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019, resulted in a year-over-year decline in net revenues of $71 million.

Segment operating income decreased $11 million (1.6%), primarily due to higher raw material costs, expenses from the resolution of tax matters in India totaling $87 million, higher advertising and consumer promotion costs, unfavorable currency, higher other selling, general and administrative expenses, the impact of the divestiture and higher intangible asset impairment charges. These unfavorable items were partially offset by lower manufacturing costs, higher net pricing, lower costs incurred for the Simplify to Grow Program and favorable volume/mix.

2018 compared with 2017:

Net revenues decreased $10 million (0.2%), due to the impact of divestitures (2.6 pp) and unfavorable currency (1.3 pp), partially offset by favorable volume/mix (2.2 pp) and higher net pricing (1.5 pp). The impact of divestitures related to most of our cheese business in the Middle East and Africa on May 28, 2019, the grocery & cheese business in Australia and New Zealand that was divested on July 4, 2017 and the confectionery business in Japan that was divested on December 28, 2017, and resulted in a year-over-year decline in net revenues of $139 million for 2018. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, Australian dollar and Philippine peso, partially offset by the strength of several currencies in the region relative to the U.S. dollar, including the Chinese yuan and Japanese yen. Favorable volume/mix was driven by gains in chocolate and biscuits, including the shift of volume into the first quarter of 2018 due to the timing of Chinese New Year, partially offset by declines in refreshment beverages, cheese & grocery, gum and candy. Higher net pricing was reflected across all categories except gum and candy.

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

Europe

	For the Years Ended December 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$9,972	$10,122	$(150)	(1.5)%
Segment operating income	1,732	1,734	(2)	(0.1)%
	For the Years Ended December 31,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$10,122	$9,794	$328	3.3%
Segment operating income	1,734	1,610	124	7.7%

2019 compared with 2018:

Net revenues decreased $150 million (1.5%), due to unfavorable currency (5.2 pp), partially offset by favorable volume/mix (3.7 pp), as net pricing was flat. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, primarily the euro, British pound sterling, Turkish lira and Swedish krona. Favorable volume/mix was driven by gains across all categories except gum. Net pricing was flat as higher net pricing in gum and candy was offset by lower net pricing in all other categories.

Segment operating income decreased $2 million (0.1%), primarily due to unfavorable currency, higher raw material costs and higher advertising and consumer promotion costs. These unfavorable items were mostly offset by favorable volume/mix, lower manufacturing costs and lower intangible asset impairment charges.

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

North America

	For the Years Ended December 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$7,108	$6,885	$223	3.2%
Segment operating income	1,451	849	602	70.9%
	For the Years Ended December 31,
	2018	2017	$ change	% change
	(in millions)
Net revenues	$6,885	$6,797	$88	1.3%
Segment operating income	849	1,144	(295)	(25.8)%

2019 compared with 2018:

Net revenues increased $223 million (3.2%), due to higher net pricing (2.3 pp) and the impact of acquisitions (1.3 pp), partially offset by unfavorable currency (0.3 pp) and unfavorable volume/mix (0.1 pp). Higher net pricing was reflected across all categories except chocolate. The July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $53 million and the June 7, 2018 acquisition of Tate’s Bake Shop added incremental net revenues of $35 million in 2019. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Unfavorable volume/mix was driven by declines in gum, chocolate and candy, mostly offset by favorable volume/mix in biscuits.

Segment operating income increased $602 million (70.9%), primarily due to lapping prior-year pension participation changes, higher net pricing, lower manufacturing costs, lower costs incurred for the Simplify to Grow Program, benefit from current-year pension participation changes, lapping prior-year intangible asset impairment charges and the impact from the acquisitions of Perfect Snacks and Tate's Bake Shop. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses and unfavorable volume/mix.

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

Goodwill and Non-Amortizable Intangible Assets:
We test goodwill and non-amortizable intangible assets for impairment on an annual basis on July 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 5.9% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 8.9%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit fair value.

In 2019, 2018 and 2017, there were no impairments of goodwill. In connection with our 2019 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

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

During our 2019 annual testing of non-amortizable intangible assets, we recorded $57 million of impairment charges in the third quarter of 2019 related to nine brands. The impairments arose due to lower than expected brand earnings growth. We recorded charges related to gum, chocolate, biscuits and candy brands of $39 million in Europe, $15 million in AMEA and $3 million in Latin America. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We use several accepted valuation methods, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value. We also identified fourteen brands, including the nine impaired brands, with $635 million of aggregate book value as of December 31, 2019 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to not be impaired, but if the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2018, we recorded charges related to gum, chocolate, biscuits and candy brands of $45 million in Europe, $14 million in North America and $9 million in AMEA. In 2017, we recorded charges related to candy and gum brands of $52 million in AMEA, $11 million in Europe, $5 million in Latin America and $2 million in North America.

Refer to Note 6, Goodwill and Intangible Assets, for additional information.

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

Since pension and postretirement liabilities are measured on a discounted basis, the discount rate significantly affects our plan obligations and expenses. For plans that have assets held in trust, the expected return on plan assets assumption affects our pension plan expenses. The assumptions for discount rates and expected rates of return and our process for setting these assumptions are described in Note 11, Benefit Plans, to the consolidated financial statements.

While we do not anticipate further changes in the 2020 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase/(decrease), on our annual benefit plan costs:

	As of December 31, 2019
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(14)	$15	$(30)	$62
Effect of change in expected rate of return on plan assets on pension costs	(8)	8	(48)	48
Effect of change in discount rate on postretirement health care costs	(3)	3	—	—

In accordance with obligations we have under collective bargaining agreements, we participate in multiemployer pension plans. In 2017, the only individually significant multiemployer plan we contributed to was the Bakery and Confectionery Union and Industry International Pension Fund. Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the BCTGM. All of those collective bargaining agreements expired in 2016. In 2018, we executed a complete withdrawal from the Fund and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years and we recorded a $35 million final adjustment to reduce our withdrawal liability as of June 30, 2019. We began making monthly payments during the third quarter of 2019. As of December 31, 2019, the remaining discounted withdrawal liability was $391 million.

See additional information on our employee benefit plans in Note 11, Benefit Plans.

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

As a result of Swiss and U.S. tax reform and the related SEC guidance, we finalized our accounting for the legislation based on guidance issued prior to 2019 year end. See Note 16, Income Taxes, for further discussion of the amounts recorded related to Swiss and U.S. tax reform in our financial statements, as well as additional information on our effective tax rate, current and deferred taxes, valuation allowances and unrecognized tax benefits.

Contingencies:
See Note 14, Commitments and Contingencies, to the consolidated financial statements.

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

Net Cash Provided by Operating Activities:
Operating activities provided net cash of $3,965 million in 2019, $3,948 million in 2018 and $2,593 million in 2017. The increase in net cash provided by operating activities in 2019 relative to 2018 was due primarily to higher earnings, increased distributions from equity method investments and lower pension contributions, partially offset by increased working capital requirements including higher tax payments. Cash flows from operating activities were higher in 2018 than 2017 primarily due to higher cash flow from working capital, higher net earnings as well as lower pension contributions.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $960 million in 2019, $1,224 million in 2018 and $301 million in 2017. The decrease in net cash used in investing activities in 2019 relative to 2018 was primarily due to less cash expended for acquisitions in 2019 than in 2018, lower capital expenditures and the 2019 cash proceeds from the divestiture of primarily our cheese business in the Middle East and Africa, partially offset by lower cash received as a result of the settlement and replacement of several net investment hedge derivative contracts and cash paid to settle our forward-starting interest rate swaps. The increase in net cash used in investing activities in 2018 relative to 2017 was primarily due to cash received in 2017 from proceeds from divestitures, cash expenditures in 2018 for an acquisition and higher capital expenditures in 2018, partially offset by cash received as a result of the settlement and replacement of several net investment hedge derivative contracts.

Capital expenditures were $925 million in 2019, $1,095 million in 2018 and $1,014 million in 2017. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2020 capital expenditures to be up to $0.9 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures from operations.

Net Cash Used in Financing Activities:
Net cash used in financing activities was $2,787 million in 2019, $2,329 million in 2018 and $3,361 million in 2017. The increase in net cash used in financing activities in 2019 relative to 2018 was primarily due to lower net debt issuances and higher dividends paid in 2019, partially offset by lower share repurchases. The decrease in net cash used in financing activities in 2018 relative to 2017 was primarily due to higher net debt issuances and lower share repurchases partially offset by higher dividends paid.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 9, Debt and Borrowing Arrangements, for details of our recent tender offers, debt issuances and maturities. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital or other financing needs.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. Refer to Note 9, Debt and Borrowing Arrangements. The operations held by MIHN generated approximately 73.0% (or $18.9 billion) of the $25.9 billion of consolidated net revenue during fiscal year 2019 and represented approximately 87.2% (or $23.9 billion) of the $27.4 billion of net assets as of December 31, 2019.

On February 7, 2019, our Board of Directors approved a new $5.0 billion long-term financing authority to replace the prior $5.0 billion authority. As of December 31, 2019, we had $1.8 billion of long-term financing authority remaining.

In the next 12 months, we expect approximately $1.5 billion of long-term debt will mature as follows: $427 million in February 2020, $233 million in March 2020, $750 million in May 2020 and $140 million in October 2020. We expect to fund these repayments with a combination of cash from operations, short-term debt, including issuance of commercial paper and long-term debt.

Our total debt was $18.4 billion at December 31, 2019 and $18.4 billion at December 31, 2018. Our debt-to-capitalization ratio was 0.40 at December 31, 2019 and 0.42 at December 31, 2018. At December 31, 2019, the weighted-average term of our outstanding long-term debt was 5.8 years. Our average daily commercial borrowings were $4.1 billion in 2019, $4.5 billion in 2018 and $4.4 billion in 2017. We had $2.6 billion of commercial paper borrowings outstanding at December 31, 2019 and $3.1 billion outstanding as of December 31, 2018. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 9, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During 2019, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for packaging, energy, dairy, grains, cocoa and oils, partially offset by lower costs for sugar and nuts.

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

We expect price volatility and a higher aggregate cost environment to continue in 2020. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no significant off-balance sheet arrangements other than the contractual obligations discussed below.

Guarantees:
As discussed in Note 14, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2019, we had no material third-party guarantees recorded on our consolidated balance sheet.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:
The following table summarizes our contractual obligations at December 31, 2019.

	Payments Due
	Total	2020	2021-22	2023-24	2025 and Thereafter
	(in millions)
Debt (1)	$15,741	$1,549	$5,038	$3,634	$5,520
Interest expense (2)	3,253	390	658	476	1,729
Finance leases (3)	134	38	57	24	15
Operating leases	652	197	248	110	97
Purchase obligations: (4)
Inventory and production costs	4,613	3,412	652	207	342
Other	1,151	801	221	118	11
	25,544	6,387	6,874	4,569	7,714
U.S. tax reform transition liability (5)	1,008	93	187	362	366
Multiemployer pension plan withdrawal liability (6)	515	26	53	53	383
Other long-term liabilities (7)	222	16	36	41	129
Total	$27,289	$6,522	$7,150	$5,025	$8,592

(1)
Amounts include the expected cash payments of our long-term debt, including the current portion and excluding finance leases, which are presented separately in the table above. The amounts also exclude $76 million of net unamortized non-cash bond premiums, discounts, bank fees and mark-to-market adjustments related to our interest rate swaps recorded in total debt.

(2)
Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our non-U.S. dollar denominated debt was forecasted using currency exchange rates as of December 31, 2019.

(3)	Amounts exclude imputed interest on finance leases of $11 million.

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

(5)
In connection with U.S. tax reform, we estimate paying a total $1.3 billion transition tax liability through 2026. As of December 31, 2019, the amount outstanding was $1.0 billion. The amounts and timing of our tax payments may change as a result of additional guidance issued. See Note 16, Income Taxes, for additional information on U.S. tax reform and its impact on our financial statements.

(6)
During 2018, we executed a complete withdrawal liability from our most individually significant multiemployer pension plan. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years through 2039. See Note 11, Benefit Plans, for additional information on our multiemployer pension plan withdrawal liability.

(7)
Other long-term liabilities in the table above include the long-term liabilities and any current portion of these obligations. We have included the estimated future benefit payments for our postretirement health care plans through December 31, 2029 of $198 million. We are unable to reliably estimate the timing of the payments beyond 2029; as such, they are excluded from the above table. There are also another $1 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, unrecognized tax benefits, insurance accruals and other accruals. As of December 31, 2019, our unrecognized tax benefit, including associated interest and penalties, classified as a long-term payable is $507 million. We currently expect to make approximately $246 million in contributions to our pension plans in 2020.

Equity and Dividends

Stock Plans:
See Note 12, Stock Plans, to the consolidated financial statements for more information on our stock plans and grant activity during 2017-2019.

Share Repurchases:
See Note 13, Capital Stock, to the consolidated financial statements for more information on our share repurchase program.

Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Through December 31, 2019, we repurchased approximately $16.5 billion of shares ($1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013), at a weighted-average cost of $39.65 per share. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $1,542 million in 2019, $1,359 million in 2018 and $1,198 million in 2017. On July 30, 2019, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.285 per share of Class A Common Stock, an increase of 10 percent, which would be $1.14 per common share on an annualized basis. On July 25, 2018, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.26 per share of Class A Common Stock, an increase of 18 percent, which would be $1.04 per common share on an annualized basis. On August 2, 2017, the Finance Committee, with authorization delegated from our Board of Directors, approved a 16% increase in the quarterly dividend to $0.22 per common share or $0.88 per common share on an annualized basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

For U.S. income tax purposes only, the Company has determined that 100% of the distributions paid to its shareholders in 2019 are characterized as a qualified dividend paid from U.S. earnings and profits. Shareholders should consult their tax advisors for a full understanding of the tax consequences of the receipt of dividends.

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

(1)
When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. During 2019, we added to the non-GAAP definitions the exclusion of the impact from Swiss tax reform as described in footnote (10) below. During 2018, we added to the non-GAAP definitions the exclusion of: remeasurement gains or losses related to remeasuring net monetary assets or liabilities in Argentina (see footnote (5) below) and the impact from pension participation changes (see footnote (9) below).

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

(5)
During the third quarter of 2018, as we began to apply highly inflationary accounting for Argentina (refer to Note 1, Summary of Significant Accounting Policies), we excluded the remeasurement gains or losses related to remeasuring net monetary assets or liabilities in Argentina to be consistent with our prior accounting for these remeasurement gains/losses for Venezuela when it was subject to highly inflationary accounting prior to 2016.

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

(7)	See Note 14, Commitments and Contingencies – Tax Matters, for additional information.

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

(10) We exclude the impact of the 2019 Swiss tax reform and 2017 U.S. tax reform. During the third quarter of 2019, Swiss Federal and Zurich Cantonal tax events drove our recognition of a Swiss tax reform net benefit to our results of operations. On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. We exclude these tax reform impacts from our Adjusted EPS as they do not reflect our ongoing tax obligations under the new tax reforms. Refer to Note 16, Income Taxes, for more information on our current year estimated annual effective tax rate and U.S. and Swiss tax reform.
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

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$9,675	$16,193	$25,868	$9,659	$16,279	$25,938
Impact of currency	651	503	1,154	—	—	—
Impact of acquisitions	—	(88)	(88)	—	—	—
Impact of divestitures	(55)	—	(55)	(126)	—	(126)
Organic Net Revenue	$10,271	$16,608	$26,879	$9,533	$16,279	$25,812

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$9,659	$16,279	$25,938	$9,707	$16,189	$25,896
Impact of currency	604	(261)	343	—	—	—
Impact of acquisitions	—	(52)	(52)	—	—	—
Impact of divestitures	(126)	—	(126)	(132)	(270)	(402)
Organic Net Revenue	$10,137	$15,966	$26,103	$9,575	$15,919	$25,494

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; malware incident incremental expenses, acquisition integration costs; acquisition and divestiture-related costs; operating income from divestitures; net gains from divestitures; the remeasurement of net monetary position; impact from pension participation changes; impact from the resolution of tax matters; CEO transition remuneration and Swiss tax reform impact. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
	(in millions)
Operating Income	$3,843	$3,312	$531	16.0%
Simplify to Grow Program (1)	442	626	(184)
Intangible asset impairment charges (2)	57	68	(11)
Mark-to-market gains from derivatives (3)	(91)	(141)	50
Acquisition integration costs (4)	—	3	(3)
Acquisition-related costs (5)	3	13	(10)
Divestiture-related costs (5)	6	(1)	7
Operating income from divestiture (5)	(9)	(19)	10
Net gain on divestiture (5)	(44)	—	(44)
Remeasurement of net monetary position (6)	(4)	11	(15)
Impact from pension participation changes (7)	(35)	423	(458)
Impact from resolution of tax matters (8)	85	(15)	100
CEO transition remuneration (9)	9	22	(13)
Swiss tax reform impact (10)	2	—	2
Adjusted Operating Income	$4,264	$4,302	$(38)	(0.9)%
Unfavorable currency translation	227	—	227
Adjusted Operating Income (constant currency)	$4,491	$4,302	$189	4.4%

	For the Years Ended December 31,
	2018	2017	$ Change	% Change
	(in millions)
Operating Income	$3,312	$3,462	$(150)	(4.3)%
Simplify to Grow Program (1)	626	777	(151)
Intangible asset impairment charges (2)	68	109	(41)
Mark-to-market (gains)/losses from derivatives (3)	(141)	96	(237)
Malware incident incremental expenses	—	84	(84)
Acquisition integration costs (4)	3	3	—
Acquisition-related costs (5)	13	—	13
Divestiture-related costs (5)	(1)	31	(32)
Operating income from divestitures (5)	(19)	(92)	73
Net gain on divestitures (5)	—	(186)	186
Remeasurement of net monetary position (6)	11	—	11
Impact from pension participation changes (7)	423	—	423
Impact from resolution of tax matters (8)	(15)	(209)	194
CEO transition remuneration (9)	22	14	8
Other/rounding	—	(1)	1
Adjusted Operating Income	$4,302	$4,088	$214	5.2%
Unfavorable currency translation	55	—	55
Adjusted Operating Income (constant currency)	$4,357	$4,088	$269	6.6%

(1)	Refer to Note 8, Restructuring Program, for more information.

(2)	Refer to Note 6, Goodwill and Intangible Assets, for more information on trademark impairments.

(3)
Refer to Note 10, Financial Instruments, Note 18, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

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

(7)	Refer to Note 11, Benefit Plans, for more information.

(8)	Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.
(9) Refer to the Non-GAAP Financial Measures definition and related table notes.
(10) Refer to Note 16, Income Taxes, for more information on Swiss tax reform.

Adjusted EPS:
Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as gains/(losses) related to interest rate swaps; loss on debt extinguishment; U.S. tax reform discrete net tax impact; net gains/(losses) on equity method investment transactions; and our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.65	$2.28	$0.37	16.2%
Simplify to Grow Program (2)	0.24	0.32	(0.08)
Intangible asset impairment charges (2)	0.03	0.03	—
Mark-to-market gains from derivatives (2)	(0.05)	(0.09)	0.04
Acquisition-related costs (2)	—	0.01	(0.01)
Divestiture-related costs (2)	0.01	—	0.01
Net earnings from divestiture (2)	(0.01)	(0.01)	—
Net gain on divestiture (2)	(0.03)	—	(0.03)
Remeasurement of net monetary position (2)	—	0.01	(0.01)
Impact from pension participation changes (2)	(0.02)	0.22	(0.24)
Impact from resolution of tax matters (2)	0.05	(0.01)	0.06
CEO transition remuneration (2)	0.01	0.01	—
Net loss/(gain) related to interest rate swaps (3)	0.08	(0.01)	0.09
Loss on debt extinguishment (4)	—	0.07	(0.07)
Swiss tax reform net impacts (2)	(0.53)	—	(0.53)
U.S. tax reform discrete net tax expense (5)	—	0.01	(0.01)
Net loss/(gain) on equity method investment transactions (6)	0.01	(0.39)	0.40
Equity method investee acquisition-related and other charges/(benefits) (7)	0.03	(0.03)	0.06
Adjusted EPS	$2.47	$2.42	$0.05	2.1%
Unfavorable currency translation	0.15	—	0.15
Adjusted EPS (constant currency)	$2.62	$2.42	$0.20	8.3%

	For the Years Ended December 31,
	2018	2017	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.28	$1.85	$0.43	23.2%
Simplify to Grow Program (2)	0.32	0.39	(0.07)
Intangible asset impairment charges (2)	0.03	0.05	(0.02)
Mark-to-market (gains)/losses from derivatives (2)	(0.09)	0.06	(0.15)
Malware incident incremental expenses	—	0.04	(0.04)
Acquisition integration costs (2)	—	—	—
Acquisition-related costs (2)	0.01	—	0.01
Divestiture-related costs (2)	—	0.02	(0.02)
Net earnings from divestitures (2)	(0.01)	(0.05)	0.04
Net gain on divestitures (2)	—	(0.11)	0.11
Remeasurement of net monetary position (2)	0.01	—	0.01
Impact from pension participation changes (2)	0.22	—	0.22
Impact from resolution of tax matters (2)	(0.01)	(0.13)	0.12
CEO transition remuneration (2)	0.01	0.01	—
Net gain related to interest rate swaps (3)	(0.01)	—	(0.01)
Loss on debt extinguishment (4)	0.07	—	0.07
U.S. tax reform discrete net tax expense/(benefit) (5)	0.01	(0.03)	0.04
Gains on equity method investment transactions (6)	(0.39)	(0.02)	(0.37)
Equity method investee acquisition-related and other charges/(benefits) (7)	(0.03)	0.04	(0.07)
Adjusted EPS	$2.42	$2.12	$0.30	14.2%
Unfavorable currency translation	0.03	—	0.03
Adjusted EPS (constant currency)	$2.45	$2.12	$0.33	15.6%

(1)
The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.

•
2019 taxes for the: Simplify to Grow Program were $(103) million, intangible asset impairment charges were $(14) million, mark-to-market gains from derivatives were $19 million, divestiture-related costs were zero, net earnings from divestiture were zero, net gain on divestiture were $3 million, impact from pension participation changes were $8 million, impact from resolution of tax matters were $(21) million, CEO transition remuneration were zero, net loss related to interest rate swaps were zero, Swiss tax reform were $(769) million, net loss on equity method investment transactions were $6 million and equity method investee and other charges/benefits were $(12) million.

•
2018 taxes for the: Simplify to Grow Program were $(156) million, intangible asset impairment charges were $(16) million, mark-to-market gains from derivatives were $10 million, acquisition-related costs were $(3) million, net earnings from divestiture were zero, impact from pension participation changes were $(108) million, impact from resolution of tax matters were $(6) million, CEO transition remuneration were $(5) million, net gain related to interest rate swaps were $2 million, loss on debt extinguishment were $(35) million, U.S. tax reform were $19 million, gain on equity method investment transaction were $192 million and equity method investee and other charges/benefits were $16 million.

•
2017 taxes for the: Simplify to Grow Program were $(190) million, intangible asset impairment charges were $(30) million, mark-to-market losses from derivatives were $(6) million, malware incident incremental costs were $(27) million, divestiture-related costs were $8 million, net earnings from divestitures were $16 million, net gain on divestitures were $7 million, impact from resolution of tax matters were $75 million, CEO transition remuneration were $(5) million, U.S. tax reform were $(44) million, gain on equity method investment transactions were $15 million and equity method investee and other charges/benefits were $(10) million.

(2)	See the Adjusted Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 10, Financial Instruments, for information on interest rate swaps no longer designated as cash flow hedges.

(4)	Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

(5)	Refer to Note 16, Income Taxes, for more information on the impact of U.S. tax reform.

(6)
Refer to Note 7, Equity Method Investments, for more information on the KDP transaction in 2018, the 2017 sale of an interest in one of our equity method investments and the 2016 acquisition of an interest in Keurig.

(7)
Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs, restructuring program costs and discrete U.S. tax reform impacts recorded by our JDE and Keurig equity method investees.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As we operate globally, we are primarily exposed to currency exchange rate, commodity price and interest rate market risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We principally utilize derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. For additional information on our derivative activity and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, see Note 1, Summary of Significant Accounting Policies, and Note 10, Financial Instruments.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to London Interbank Offered Rates (“LIBOR”). The Financial Conduct Authority in the United Kingdom plans to phase out LIBOR by the end of 2021. We do not anticipate a significant impact to our financial position from the planned phase out of LIBOR given our current mix of variable and fixed-rate debt. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed-rate debt based on current and projected market conditions. Our weighted-average interest rate on our total debt was 2.2% as of December 31, 2019, down from 2.3% as of December 31, 2018, primarily due to lower interest rates on commercial paper borrowings.

Beginning in 2018, we entered into new investment hedge derivative contracts, specifically, cross-currency interest rate swaps and forwards, to hedge certain investments in our non-U.S. operations against movements in exchange rates. See Note 10, Financial Instruments, for more information on our derivative activity.

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

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2019 and 2018, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2019 and December 31, 2018, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/19	Average	High	Low	At 12/31/19	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$86	$70	$97	$49
Foreign currency rates	$15	$19	$25	$15
Commodity prices	11	13	14	11
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/18	Average	High	Low	At 12/31/18	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$35	$33	$36	$27
Foreign currency rates	$19	$30	$39	$19
Commodity prices	15	16	17	15

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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mondelēz International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mondelēz International, Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule for each of the three years in the period ended December 31, 2019 listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Non-Amortizable Intangible Assets Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated non-amortizable intangible assets balance was $17.3 billion as of December 31, 2019, and an impairment charge of $57 million was recorded in the year ended December 31, 2019. Annually, management assesses non-amortizable intangible assets, which principally consist of brand names, for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of the non-amortizable intangible assets. If significant potential impairment risk exists for a specific asset, management quantitatively tests the asset for impairment by comparing its estimated fair value with its carrying value. Management estimates fair value for each asset using several accepted valuation methods, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates.

The principal considerations for our determination that performing procedures relating to the non-amortizable intangible assets impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the non-amortizable intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s fair value estimates and significant assumptions, including estimates of future sales, earnings growth rates, royalty rates, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the non-amortizable intangible assets impairment assessment, including controls over the determination of the fair values of the Company’s non-amortizable intangible assets as part of the annual impairment assessment. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the valuation methods; testing the completeness and accuracy of underlying data used in the valuation methods; and evaluating the significant assumptions used by management, including the estimates of future sales, earnings growth rates, royalty rates, and discount rates. Evaluating management’s assumptions related to estimates of future sales and earnings growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the non-amortizable intangible assets, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and certain significant assumptions, including the royalty rates and discount rates.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 7, 2020

We have served as the Company’s auditor since 2001.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Years Ended December 31
(in millions of U.S. dollars, except per share data)

	2019	2018	2017
Net revenues	$25,868	$25,938	$25,896
Cost of sales	15,531	15,586	15,862
Gross profit	10,337	10,352	10,034
Selling, general and administrative expenses	6,136	6,475	5,938
Asset impairment and exit costs	228	389	642
Net gains on divestitures	(44)	—	(186)
Amortization of intangibles	174	176	178
Operating income	3,843	3,312	3,462
Benefit plan non-service income	(60)	(50)	(44)
Interest and other expense, net	456	520	382
Earnings before income taxes	3,447	2,842	3,124
Provision for income taxes	(2)	(773)	(666)
Net (loss)/gain on equity method investment transactions	(2)	778	40
Equity method investment net earnings	442	548	344
Net earnings	3,885	3,395	2,842
Noncontrolling interest earnings	(15)	(14)	(14)
Net earnings attributable to Mondelēz International	$3,870	$3,381	$2,828
Per share data:
Basic earnings per share attributable to Mondelēz International	$2.68	$2.30	$1.87
Diluted earnings per share attributable to Mondelēz International	$2.65	$2.28	$1.85
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
For the Years Ended December 31
(in millions of U.S. dollars)

	2019	2018	2017
Net earnings	$3,885	$3,395	$2,842
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	299	(865)	1,198
Pension and other benefit plans	116	284	(57)
Derivative cash flow hedges	(45)	(54)	8
Total other comprehensive earnings/(losses)	370	(635)	1,149
Comprehensive earnings	4,255	2,760	3,991
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	13	12	42
Comprehensive earnings attributable to Mondelēz International	$4,242	$2,748	$3,949
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Balance Sheets, as of December 31
(in millions of U.S. dollars, except share data)

	2019	2018
ASSETS
Cash and cash equivalents	$1,291	$1,100
Trade receivables (net of allowances of $35 at December 31, 2019 and $40 at December 31, 2018)	2,212	2,262
Other receivables (net of allowances of $44 at December 31, 2019 and $47 at December 31, 2018)	715	744
Inventories, net	2,546	2,592
Other current assets	866	906
Total current assets	7,630	7,604
Property, plant and equipment, net	8,733	8,482
Operating lease right of use assets	568	—
Goodwill	20,848	20,725
Intangible assets, net	17,957	18,002
Prepaid pension assets	516	132
Deferred income taxes	726	255
Equity method investments	7,212	7,123
Other assets	359	406
TOTAL ASSETS	$64,549	$62,729
LIABILITIES
Short-term borrowings	$2,638	$3,192
Current portion of long-term debt	1,581	2,648
Accounts payable	5,853	5,794
Accrued marketing	1,836	1,756
Accrued employment costs	769	701
Other current liabilities	2,645	2,646
Total current liabilities	15,322	16,737
Long-term debt	14,207	12,532
Long-term operating lease liabilities	403	—
Deferred income taxes	3,338	3,552
Accrued pension costs	1,190	1,221
Accrued postretirement health care costs	387	351
Other liabilities	2,351	2,623
TOTAL LIABILITIES	37,198	37,016
Commitments and Contingencies (Note 14)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at December 31, 2019 and December 31, 2018)	—	—
Additional paid-in capital	32,019	31,961
Retained earnings	26,653	24,491
Accumulated other comprehensive losses	(10,258)	(10,630)
Treasury stock, at cost (561,531,524 shares at December 31, 2019 and 545,537,923 shares at December 31, 2018)	(21,139)	(20,185)
Total Mondelēz International Shareholders’ Equity	27,275	25,637
Noncontrolling interest	76	76
TOTAL EQUITY	27,351	25,713
TOTAL LIABILITIES AND EQUITY	$64,549	$62,729
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Balances at January 1, 2017	$—	$31,847	$21,125	$(11,118)	$(16,713)	$54	$25,195
Comprehensive earnings/(losses):
Net earnings	—	—	2,828	—	—	14	2,842
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	1,121	—	28	1,149
Exercise of stock options and issuance of other stock awards	—	68	(83)	—	360	—	345
Common Stock repurchased	—	—	—	—	(2,202)	—	(2,202)
Cash dividends declared ($0.82 per share)	—	—	(1,239)	—	—	—	(1,239)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(16)	(16)
Balances at December 31, 2017	$—	$31,915	$22,631	$(9,997)	$(18,555)	$80	$26,074
Comprehensive earnings/(losses):
Net earnings	—	—	3,381	—	—	14	3,395
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(633)	—	(2)	(635)
Exercise of stock options and issuance of other stock awards	—	46	(118)	—	364	—	292
Common Stock repurchased	—	—	—	—	(1,994)	—	(1,994)
Cash dividends declared ($0.96 per share)	—	—	(1,409)	—	—	—	(1,409)
Dividends paid on noncontrolling interest and other activities	—	—	6	—	—	(16)	(10)
Balances at December 31, 2018	$—	$31,961	$24,491	$(10,630)	$(20,185)	$76	$25,713
Comprehensive earnings/(losses):
Net earnings	—	—	3,870	—	—	15	3,885
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	372	—	(2)	370
Exercise of stock options and issuance of other stock awards	—	58	(132)	—	545	—	471
Common Stock repurchased	—	—	—	—	(1,499)	—	(1,499)
Cash dividends declared ($1.09 per share)	—	—	(1,576)	—	—	—	(1,576)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(13)	(13)
Balances at December 31, 2019	$—	$32,019	$26,653	$(10,258)	$(21,139)	$76	$27,351
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions of U.S. dollars)

	2019	2018	2017
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$3,885	$3,395	$2,842
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,047	811	816
Stock-based compensation expense	135	128	137
U.S. tax reform transition tax/(benefit)	5	(38)	1,317
Deferred income tax (benefit)/provision	(631)	233	(1,228)
Asset impairments and accelerated depreciation	109	141	334
Loss on early extinguishment of debt	—	140	11
Net gain on divestitures	(44)	—	(186)
Net loss/(gain) on equity method investment transactions	2	(778)	(40)
Equity method investment net earnings	(442)	(548)	(344)
Distributions from equity method investments	250	180	152
Other non-cash items, net	97	381	(225)
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	124	257	(24)
Inventories, net	31	(204)	(18)
Accounts payable	4	236	5
Other current assets	(77)	(25)	14
Other current liabilities	(362)	(136)	(637)
Change in pension and postretirement assets and liabilities, net	(168)	(225)	(333)
Net cash provided by operating activities	3,965	3,948	2,593
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(925)	(1,095)	(1,014)
Acquisitions, net of cash received	(284)	(528)	—
Proceeds from divestitures, net of disbursements	167	1	604
Proceeds from sale of property, plant and equipment and other	82	398	109
Net cash used in investing activities	(960)	(1,224)	(301)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,306	3,981	1,808
Repayments of commercial paper, maturities greater than 90 days	(2,367)	(2,856)	(1,911)
Net issuances/(repayments) of other short-term borrowings	524	(1,413)	1,027
Long-term debt proceeds	3,136	2,948	350
Long-term debt repayments	(2,677)	(1,821)	(1,470)
Repurchases of Common Stock	(1,480)	(2,020)	(2,174)
Dividends paid	(1,542)	(1,359)	(1,198)
Other	313	211	207
Net cash used in financing activities	(2,787)	(2,329)	(3,361)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(56)	89
Cash, cash equivalents and restricted cash:
Increase/(decrease)	228	339	(980)
Balance at beginning of period	1,100	761	1,741
Balance at end of period	$1,328	$1,100	$761
Cash paid:
Interest	$486	$491	$398
Income taxes	$981	$864	$848

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
See Note 18, Segment Reporting, for additional information on our segments.
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
Argentina. During the second quarter of 2018, primarily based on published estimates which indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries and changed their functional currency from the Argentinean peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinean pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of December 31, 2019, our Argentinean operations had less than $1 million of Argentinean peso denominated net monetary liabilities. Our Argentinean operations contributed $382 million, or 1.5% of consolidated net revenues in 2019. We recorded a remeasurement gain of

$4 million in 2019 and a remeasurement loss of $11 million in 2018 within selling, general and administrative expenses related to the revaluation of the Argentinean peso denominated net monetary position over these periods.

Brexit. In 2019, we generated 8.6% of our net revenues in the United Kingdom. On January 31, 2020, the United Kingdom began the withdrawal process from the European Union under the European and U.K. Parliament approved Withdrawal Agreement. During a transition period currently scheduled to end on December 31, 2020, the United Kingdom will effectively remain in the E.U.’s customs union and single market while a trade deal with the European Union is negotiated. The deadline for extending the transition period ends on June 30, 2020. If the transition period is not extended, on December 31, 2020, the United Kingdom will either exit the European Union without a trade deal or will begin a new trade relationship with the European Union. During the transition period, we continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. If the ultimate terms of the United Kingdom’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We have taken measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks.

Other Countries. Since we sell our products in over 150 countries and have operations in approximately 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have recently experienced periods of significant economic uncertainty and exchange rate volatility, including Brazil, China, Mexico, Russia, Ukraine, Turkey, Egypt, Nigeria, South Africa and Pakistan. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not anticipate that these countries are at risk of becoming highly inflationary economies.
Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. As of December 31, 2019, we also had $37 million of restricted cash recorded within other current assets. Total cash, cash equivalents and restricted cash was $1,328 million as of December 31, 2019.
Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have nonrecourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $760 million as of December 31, 2019, $819 million as of December 31, 2018 and $843 million as of December 31, 2017. The incremental costs of factoring receivables under this arrangement were approximately $10 million or less in each of the years presented. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statements of cash flows.

Inventories:
We record our inventory using the average cost method and record inventory allowances for overstock and obsolete inventory.

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

Leases:
We determine whether a contract is or contains a lease at contract inception. On January 1, 2019, we began to record operating leases on our consolidated balance sheet. We elected not to recognize right-of-use ("ROU") assets and lease liabilities for short-term operating leases with terms of 12 months or less. Long-term operating lease ROU assets and long-term operating lease liabilities are presented separately and operating lease liabilities payable in the next twelve months are recorded in other current liabilities. Finance lease ROU assets continue to be presented in property, plant and equipment and the related finance lease liabilities continue to be presented in the current portion of long-term debt and long-term debt.
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
Amortization of ROU lease assets is calculated on a straight-line basis over the lease term with the expense recorded in cost of sales or selling, general and administrative expenses depending on the nature of the leased item. Interest expense is recorded over the lease term and is recorded in interest expense (based on a front-loaded interest expense pattern) for finance leases and is recorded in cost of sales or selling, general and administrative expenses (on a straight-line basis) for operating leases. All operating lease cash payments and interest on finance leases are recorded within cash flows from operating activities and all finance lease principal payments are recorded within cash flows from financing activities in the consolidated statements of cash flows.
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
Goodwill and Non-Amortizable Intangible Assets:
We test goodwill and non-amortizable intangible assets for impairment on an annual basis on July 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method that incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 5.9% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 8.9%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.
Annually we assess non-amortizable intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of the indefinite-lived intangible assets. If significant potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We determine estimated fair value using estimates of future sales, earnings growth rates, royalty rates and discount rates. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value. We amortize definite-lived intangible assets over their estimated useful lives and evaluate them for impairment as we do other long-lived assets.

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
Revenue Recognition:
We predominantly sell food and beverage products across several product categories and in all regions as disclosed in Note 18, Segment Reporting. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery or shipment of the products. A small percentage of our net revenues relates to the licensing of our intellectual property, predominantly brand and trade names, and we record these revenues when earned within the period of the license term. We account for product shipping, handling and insurance as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of sales. Any taxes collected on behalf of government authorities are excluded from net revenues.
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
Marketing, Advertising and Research and Development:
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. For interim reporting purposes, advertising, consumer promotion and marketing research expenses are charged to operations as a percentage of volume, based on estimated sales volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheet and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $1,208 million in 2019, $1,173 million in 2018 and $1,248 million in 2017. We expense product research and development costs as incurred. Research and development expense was $351 million in 2019, $362 million in 2018 and $366 million in 2017. We record marketing and advertising as well as research and development expenses within selling, general and administrative expenses.
Stock-based Compensation:
Stock-based compensation awarded to employees and non-employee directors is valued at fair value on the grant date. We record stock-based compensation expense over the vesting period, generally three years. Forfeitures are estimated on the grant date for all of our stock-based compensation awards.

Employee Benefit Plans:
We provide a range of benefits to our current and retired employees including pension benefits, defined contribution plan benefits, postretirement health care benefits and postemployment primarily severance-related benefits depending upon local statutory requirements, employee tenure and service requirements as well as other factors. The cost for these plans is recognized in earnings primarily over the working life of the covered employee.

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
We use a combination of primarily currency forward contracts, futures, options and swaps; commodity forward contracts, futures and options; and interest rate swaps to manage our exposure to cash flow variability, protect the value of our existing currency assets and liabilities and protect the value of our debt. See Note 10, Financial Instruments, for more information on the types of derivative instruments we use.
We record derivative financial instruments on a gross basis and at fair value in our consolidated balance sheets within other current assets or other current liabilities due to their relatively short-term duration. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. All other cash flows related to derivative instruments that are designated, and those that are economic hedges, are classified in the same line item as the cash flows of the related hedged item, which is generally within operating activities. Cash flows related to the settlement of all other free-standing derivative instruments are classified within investing activities. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive earnings/(losses) and reclassified to earnings when the hedged item affects earnings. Changes in fair value of economic hedges and the ineffective portion of all hedges are recognized in current period earnings. Changes in the fair value of a derivative that is designated as a fair value hedge, along with the changes in the fair value of the related hedged asset or liability, are recorded in earnings in the same period. We use non-U.S. dollar denominated debt to hedge a portion of our net investment in non-U.S. operations against adverse movements in exchange rates. Currency movements related to our non-U.S. debt and our net investments in non-U.S. operations, as well as the related deferred taxes, are recorded within currency translation adjustment in accumulated other comprehensive earnings/(losses).
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

Currency exchange derivatives. We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany current and forecasted transactions. These instruments may include currency exchange forward contracts, futures, options and swaps. Based on the size and location of our businesses, we use these instruments to hedge our exposure to certain currencies, including the euro, pound sterling, Swiss franc, Canadian dollar and Mexican peso. Any unrealized gains or losses (mark-to-market impacts) and realized gains or losses are recorded in earnings (see Note 10, Financial Instruments, for additional information).
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

We monitor for changes in tax laws and reflect the impacts of tax law changes in the period of enactment. When there is refinement to tax law changes in subsequent periods, we account for the new guidance in the period when it becomes known.
New Accounting Pronouncements:
In December 2019, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that removes certain exceptions in accounting for income taxes, improves consistency in application and clarifies existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.

In October 2018, the FASB issued an ASU that permits the use of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a U.S. benchmark interest rate for hedge accounting purposes. We adopted the new standard on January 1, 2019 and there was no material impact to our consolidated financial statements upon adoption.

In August 2018, the FASB issued an ASU that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We will adopt this ASU as of January 1, 2020 and we do not expect this ASU to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. We will adopt this ASU as of December 31, 2020. The new standard will impact our year-end disclosures only and is not expected to have an impact on our consolidated financial statements.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements on fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We will adopt this ASU as of January 1, 2020. The new standard will impact our disclosures and is not expected to have an impact on our consolidated financial statements.

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

In June 2016, the FASB issued an ASU on the measurement of credit losses on financial instruments. This ASU requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. We will adopt this ASU as of January 1, 2020 and we do not expect this ASU to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued an ASU on lease accounting to increase transparency and comparability among organizations by requiring the recognition of Right of Use ("ROU") assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a ROU asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the statement of earnings, lessees will classify leases as either operating or financing. In July 2018, the FASB issued an ASU which allows for an alternative transition approach, which will not require adjustments to comparative prior-period amounts. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the new standard on January 1, 2019. We elected to apply the package of practical expedients that allowed us not to reassess the lease classification and initial direct costs for expired or existing leases or whether expired or existing contracts contain leases. We elected not to separate non-lease components from lease components and to account for both as a single lease component by class of the underlying asset. The impact of adopting the standard included the initial recognition as of January 1, 2019, of $710 million of lease related assets and $730 million of lease related liabilities on our consolidated balance sheet. The transition method we elected for adoption a cumulative effect adjustment to retained earnings as of January 1, 2019, which was not material.

Note 2. Divestitures and Acquisitions

On July 16, 2019, we acquired a majority interest in a U.S. refrigerated nutrition bar company, Perfect Snacks, within our North America segment for $284 million cash paid, net of cash received, and expanded our position in broader snacking. We are working to complete the valuation work and have recorded a preliminary purchase price allocation of $31 million to definite-lived intangible assets, $107 million to indefinite-lived intangible assets, $150 million to goodwill, $1 million to property, plant and equipment, $12 million to inventory, $8 million to accounts receivable, $13 million to current liabilities, $3 million to deferred tax liabilities and $9 million to other liabilities. The acquisition added incremental net revenues of $53 million and an immaterial amount of incremental operating income in 2019.

On May 28, 2019, we completed the sale of most of our cheese business in the Middle East and Africa to Arla Foods of Denmark. In 2019, we received cash proceeds of $161 million and divested $19 million of current assets and $96 million of non-current assets. We also paid $2 million of transaction costs and recorded a net pre-tax gain of $44 million on the sale.

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

Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2019	2018
	(in millions)
Raw materials	$707	$726
Finished product	1,953	1,987
	2,660	2,713
Inventory reserves	(114)	(121)
Inventories, net	$2,546	$2,592

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2019	2018
	(in millions)
Land and land improvements	$422	$424
Buildings and building improvements	3,140	2,984
Machinery and equipment	11,295	10,943
Construction in progress	680	894
	15,537	15,245
Accumulated depreciation	(6,804)	(6,763)
Property, plant and equipment, net	$8,733	$8,482

Capital expenditures as presented on the statement of cash flow were $0.9 billion, $1.1 billion and $1.0 billion for the years ending December 31, 2019, 2018 and 2017 and excluded $334 million, $331 million and $357 million for accrued capital expenditures not yet paid.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) of $50 million in 2019, $59 million in 2018 and $206 million in 2017 (see Note 8, Restructuring Program). These charges related to property, plant and equipment were recorded in the consolidated statements of earnings within asset impairment and exit costs and in the segment results as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Latin America	$—	$25	$36
AMEA	(2)	5	81
Europe	46	15	58
North America	5	13	30
Corporate	1	1	1
Non-cash property, plant and equipment write-downs	$50	$59	$206

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

The components of lease costs were as follows:

For the Year Ended December 31, 2019
(in millions)
Operating lease cost	$222

Finance lease cost:
Amortization of right-of-use assets	29
Interest on lease liabilities	4

Short-term lease cost	39
Variable lease cost	474

Sublease income	(6)

Total lease cost	$762

Rent expenses under prior lease accounting rules (ASC 840) recorded in continuing operations were $260 million in 2018 and $284 million in 2017.

Supplemental cash flow information related to leases was as follows:

For the Year Ended December 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(234)
Operating cash flows from finance leases	(4)
Financing cash flows from finance leases	(27)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$95
Finance leases	99

Supplemental balance sheet information related to leases was as follows:

As of December 31, 2019
(in millions)
Operating Leases:
Operating lease right-of-use assets, net of amortization	$568

Other current liabilities	$178
Long-term operating lease liabilities	403
Total operating lease liabilities	$581

Finance Leases:
Finance leases, net of amortization (within property, plant & equipment)	$122

Current portion of long-term debt	$32
Long-term debt	91
Total finance lease liabilities	$123

Weighted Average Remaining Lease Term
Operating leases	5.2 years
Finance leases	4.6 years

Weighted Average Discount Rate
Operating leases	3.5%
Finance leases	3.7%

In 2020, we expect to record a $45 million operating lease liability for a 15 year lease that has not yet commenced.

Future lease payments under non-cancelable leases under the new lease accounting rules (ASC 842) that went into effect on January 1, 2019 were as follows:

	As of December 31, 2019
	Operating Leases	Finance Leases
	(in millions)
Year Ending December 31:
2020	$197	$38
2021	146	34
2022	102	23
2023	68	15
2024	42	9
Thereafter	97	15
Total future undiscounted lease payments	$652	$134
Less imputed interest	(71)	(11)
Total reported lease liability	$581	$123

As of December 31, 2018, minimum rental commitments under non-cancelable operating leases under prior lease accounting rules (ASC 840) were (in millions):

2019	2020	2021	2022	2023	Thereafter	Total
$208	$165	$114	$79	$57	$157	$780
Note 6. Goodwill and Intangible Assets

Goodwill by operating segment was:

	As of December 31,
	2019	2018
	(in millions)
Latin America	$818	$823
AMEA	3,151	3,210
Europe	7,523	7,519
North America	9,356	9,173
Goodwill	$20,848	$20,725

Intangible assets consisted of the following:

	As of December 31,
	2019	2018
	(in millions)
Non-amortizable intangible assets	$17,296	$17,201
Amortizable intangible assets	2,374	2,328
	19,670	19,529
Accumulated amortization	(1,713)	(1,527)
Intangible assets, net	$17,957	$18,002

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

Amortization expense for intangible assets was $174 million in 2019, $176 million in 2018 and $178 million in 2017. For the next five years, we estimate annual amortization expense of approximately $175 million next year, approximately $90 million in year two and approximately $85 million in years three to five, reflecting December 31, 2019 exchange rates.

Changes in goodwill and intangible assets consisted of:

	2019		2018
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1	$20,725	$19,529	$21,085	$20,057
Changes due to:
Currency	17	60	(658)	(710)
Divestitures	(43)	—	—	—
Acquisitions	149	138	298	250
Asset impairments	—	(57)	—	(68)
Balance at December 31	$20,848	$19,670	$20,725	$19,529

Changes to goodwill and intangibles were:

•
Divestitures – During the second quarter of 2019, we divested the net assets of most of our cheese business in the Middle East and Africa to Arla Foods of Denmark resulting in a goodwill decrease of $43 million. See Note 2, Divestitures and Acquisitions, for additional information.

•
Acquisitions – In connection with the acquisition of a majority interest in Perfect Snacks during the third quarter of 2019, we recorded a preliminary purchase price allocation of $150 million to goodwill and $138 million to intangible assets. In the second quarter of 2019, we also finalized the purchase price allocation for the 2018 acquisition of Tate's Bake Shop, resulting in a $1 million adjustment to goodwill. During 2018, we recorded a preliminary purchase price allocation of $298 million to goodwill and $250 million to intangible assets related to the acquisition of Tate's Bake Shop in the second quarter of 2018. See Note 2, Divestitures and Acquisitions, for additional information.

•	Asset impairments – As further discussed below, we recorded $57 million of intangible asset impairments in 2019 and $68 million in 2018.
In 2019, 2018 and 2017, there were no goodwill impairments and each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.
During our 2019 annual testing of non-amortizable intangible assets, we recorded $57 million of impairment charges in the third quarter related to nine brands. We recorded charges related to gum, chocolate, biscuits and candy brands of $39 million in Europe, $15 million in AMEA and $3 million in Latin America. We also identified fourteen brands, including the nine impaired trademarks, with $635 million of aggregate book value as of December 31, 2019 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to not be impaired, but if the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2018, we recorded $68 million of impairment charges for gum, chocolate, biscuits and candy brands of $45 million in Europe, $14 million in North America and $9 million in AMEA. In 2017, we recorded $109 million of impairment charges, of which $70 million related to annual testing impairment charges for candy and gum brands of $52 million in AMEA, $11 million in Europe, $5 million in Latin America and $2 million in North America. During 2017, we also recorded a $38 million intangible asset impairment charge resulting from a category decline and lower than expected product growth related to a gum brand in our North America segment and a $1 million intangible asset impairment charge related to a transaction.

Note 7. Equity Method Investments
Our investments accounted for under the equity method of accounting totaled $7,212 million as of December 31, 2019 and $7,123 million as of December 31, 2018. In both years, our largest equity method investments were in Jacobs Douwe Egberts (“JDE”) and Keurig Green Mountain, Inc. ("Keurig") prior to July 9, 2018 and Keurig Dr Pepper Inc. (NYSE: "KDP”) subsequent to July 9, 2018.
JDE:
As of December 31, 2019, we held a 26.5% voting interest, a 26.4% ownership interest and a 26.3% profit and dividend sharing interest in JDE. We recorded JDE equity earnings of $195 million in 2019, $230 million in 2018 (which includes a deferred tax benefit from a Dutch tax rate reduction) and $129 million in 2017. We also recorded $73 million of cash dividends received in both 2019 and 2018 and $49 million of cash dividends received in 2017.
JDE / Keurig Exchange:
On March 7, 2016, we exchanged a portion of our JDE equity interest for a new equity interest in Keurig. As a result of the exchange, we recorded the difference between the $2.0 billion fair value of Keurig and our basis in the exchanged JDE shares as a gain of $43 million. In the second quarter of 2019, we determined an adjustment to accumulated other comprehensive losses related to our JDE investment was required, which reduced our previously reported gain by $29 million. We recorded the adjustment as a loss on equity method transactions.

Keurig Dr Pepper Transaction:
On July 9, 2018, Keurig closed on its definitive merger agreement with Dr Pepper Snapple Group, Inc., and formed KDP, a publicly traded company. Following the close of the transaction, our 24.2% investment in Keurig together with our shareholder loan receivable became a 13.8% investment in KDP. During 2018, we recorded a net pre-tax gain of $778 million (or $586 million after-tax).

We hold two director positions on the KDP board as well as additional governance rights. As we continue to have significant influence, we continue to account for our investment in KDP under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows.

In connection with this transaction, we changed our accounting principle during the third quarter of 2018 to reflect our share of Keurig's historical and KDP's ongoing earnings on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of KDP’s ongoing results once KDP has publicly reported its results. The change was retrospectively applied to all prior periods presented.

As of December 31, 2019, we held a 13.6% ownership interest in KDP valued at approximately $5.5 billion (based on KDP's closing stock price), which exceeded the carrying value of our KDP investment. Our KDP ownership interest could change over time due to stock-based compensation arrangements or other KDP transactions. During the first quarter of 2019, due to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%, we recognized a $23 million pre-tax gain.

Keurig and KDP equity earnings, as adjusted for the one-quarter lag basis, totaled $160 million in 2019, $213 million in 2018 (includes a deferred tax benefit Keurig recorded as a result of U.S. tax reform) and $92 million in 2017. Within equity method investment net earnings, we also recorded shareholder loan interest income of $12 million in 2018 and $24 million in 2017. We received shareholder loan interest payments of $12 million in 2018 and $30 million in 2017 and dividends of $115 million in 2019, $34 million in 2018 and $14 million in 2017.

Other Equity Method Investment transactions:
On October 2, 2017, we completed the sale of one of our equity method investments and received cash proceeds of $65 million. We recorded a pre-tax gain of $40 million within the gain on equity method investment transactions and $15 million of tax expense. During the second quarter of 2019, we recorded an additional pre-tax gain of $4 million related to the sale and release of indemnity-related funds previously held in escrow that were released.

Summary Financial Information for Equity Method Investments:
Summarized financial information related to our equity method investments is reflected below.

	As of December 31,
	2019	2018
	(in millions)
Current assets	$5,650	$5,695
Noncurrent assets	69,232	69,445
Total assets	$74,882	$75,140
Current liabilities	$10,037	$9,434
Noncurrent liabilities	27,642	29,296
Total liabilities	$37,679	$38,730
Equity attributable to shareowners of investees	$37,170	$36,365
Equity attributable to noncontrolling interests	33	46
Total net equity of investees	$37,203	$36,411
Mondelēz International ownership interests	13-50%	13-50%
Equity method investments (1)	$7,212	$7,123

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Net revenues	$19,410	$14,185	$12,824
Gross profit	9,733	6,076	4,913
Income from continuing operations	1,991	1,980	1,118
Net income	1,991	1,980	1,118
Net income attributable to investees	$1,981	$1,970	$1,115
Mondelēz International ownership interests	13-50%	13-50%	24-50%
Mondelēz International share of investee net income	$442	$536	$320
Keurig shareholder loan interest income	—	12	24
Equity method investment net earnings	$442	$548	$344

(1)
Includes a basis difference of approximately $330 million as of December 31, 2019 and $340 million as of December 31, 2018 between the U.S. GAAP accounting basis for our equity method investments and the U.S. GAAP accounting basis of our investees’ equity.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $4.3 billion related to the Simplify to Grow Program. We expect to incur the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the years ended December 31, 2019 and 2018 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability Balance, January 1, 2018	$464	$—	$464
Charges (1)	253	63	316
Cash spent	(310)	—	(310)
Non-cash settlements/adjustments	(4)	(63)	(67)
Currency	(30)	—	(30)
Liability Balance, December 31, 2018	$373	$—	$373
Charges (1)	125	51	176
Cash spent	(162)	—	(162)
Non-cash settlements/adjustments (2)	(31)	(51)	(82)
Currency	(4)	—	(4)
Liability Balance, December 31, 2019	$301	$—	$301

(1)	Includes settlement losses of $5 million in 2019 and $5 million in 2018 recorded within benefit plan non-service income on our consolidated statements of earnings.

(2)
We adopted the new lease accounting ASU as of January 1, 2019. The ASU requires recording onerous lease liabilities netted with right of use assets. Therefore, during the first quarter of 2019, we reclassified onerous lease liabilities that totaled $23 million as of March 31, 2019, from accrued liabilities and other accrued liabilities to operating lease right of use assets.

We recorded restructuring charges of $176 million in 2019, $316 million in 2018 and $535 million in 2017 within asset impairment and exit costs and benefit plan non-service income. We spent $162 million in 2019 and $310 million in 2018 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 11, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments (including a transfer of onerous lease liabilities to operating lease ROU assets during the first quarter of 2019) totaling $82 million in 2019 and $67 million in 2018. At December 31, 2019, $275 million of our net restructuring liability was recorded within other current liabilities and $26 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $272 million in 2019, $315 million in 2018 and $257 million in 2017. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:
During 2019, 2018 and 2017, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America (1)	Corporate (2)	Total
	(in millions)
For the Year Ended December 31, 2019
Restructuring Costs	$24	$18	$105	$16	$13	$176
Implementation Costs	50	38	103	52	29	272
Total	$74	$56	$208	$68	$42	$448
For the Year Ended December 31, 2018
Restructuring Costs	$63	$69	$132	$32	$20	$316
Implementation Costs	67	39	73	79	57	315
Total	$130	$108	$205	$111	$77	$631
For the Year Ended December 31, 2017
Restructuring Costs	$93	$140	$195	$84	$23	$535
Implementation Costs	43	43	68	58	45	257
Total	$136	$183	$263	$142	$68	$792
Total Project (3)
Restructuring Costs	$517	$535	$1,076	$469	$129	$2,726
Implementation Costs	269	206	448	384	307	1,614
Total	$786	$741	$1,524	$853	$436	$4,340

(1)
During 2017-2019, our North America region implementation costs included incremental costs that we incurred related to renegotiating collective bargaining agreements that expired in February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.

(2)
Benefit plan non-service income amounts associated with restructuring program activities that are no longer recorded in segment operating income are included in the Corporate column in the table above for all periods presented. The Corporate column also includes minor adjustments for pension settlement losses and rounding.

(3)	Includes all charges recorded since program inception on May 6, 2014 through December 31, 2019.

Note 9. Debt and Borrowing Arrangements
Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2019		2018
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$2,581	2.0%	$3,054	2.9%
Bank loans	57	5.2%	138	10.5%
Total short-term borrowings	$2,638		$3,192

As of December 31, 2019, commercial paper issued and outstanding had between 2 and 52 days remaining to maturity. Commercial paper borrowings decreased since the 2018 year-end primarily as a result of repayments from operating cash flow and proceeds from long-term debt issuances net of repayments, partially offset by increased borrowings for shareholder dividends and share repurchases.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.7 billion at December 31, 2019 and at December 31, 2018. Borrowings on these lines were $57 million at December 31, 2019 and $138 million at December 31, 2018.

Borrowing Arrangements:
On September 13, 2019, Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelēz International, Inc., entered into a term loan agreement pursuant to which MIHN may incur up to $500 million of term loans with a three-year term and $500 million of term loans with a five-year term. Proceeds from the term loan may be used for general corporate purposes, including repayment of debt. On October 25, 2019, we fully drew on the term loans and received proceeds of $1.0 billion. We also entered into cross-currency swaps, serving as cash flow hedges, so that the U.S. dollar-denominated debt payments will effectively be paid in euros over the life of the debt.

On February 27, 2019, to supplement our commercial paper program, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that is scheduled to expire on February 26, 2020. The agreement replaces our previous credit agreement that matured on February 27, 2019 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of December 31, 2019, no amounts were drawn on the facility.

On February 27, 2019, we entered into a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. This agreement replaced our $4.5 billion amended and restated five-year revolving credit agreement, dated as of October 14, 2016. The revolving credit agreement is scheduled to expire on February 27, 2024. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At December 31, 2019, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $37.5 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of December 31, 2019, no amounts were drawn on the facility.

On April 2, 2018, in connection with the tender offer described below, we entered into a $2.0 billion revolving credit agreement for a 364-day senior unsecured credit facility that was due to expire on April 1, 2019. The agreement included the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed above. On April 17, 2018, we borrowed $714 million on this facility to fund the debt tender described below and availability under the facility was reduced to match the borrowed amount. On May 7, 2018, we repaid the $714 million from the net proceeds received from the May 2018 $2.5 billion long-term debt issuance and terminated this credit facility.

Long-Term Debt:
Our long-term debt consisted of (interest rates are as of December 31, 2019):

	As of December 31,
	2019	2018
	(in millions)
U.S. dollar notes, 0.163% to 7.000% (weighted-average effective rate 3.107%), due through 2048	$9,442	$9,492
Euro notes, 0.875% to 2.375% (weighted-average effective rate 1.696%), due through 2035	3,968	3,492
Pound sterling notes, 3.875% to 4.500% (weighted-average effective rate 4.151%), due through 2045	346	333
Swiss franc notes, 0.050% to 1.125% (weighted-average effective rate 0.703%), due through 2025	1,449	1,424
Canadian dollar notes, 3.250% (effective rate 3.320%), due through 2025	460	437
Finance leases and other obligations	123	2
Total	15,788	15,180
Less current portion of long-term debt	(1,581)	(2,648)
Long-term debt	$14,207	$12,532

Deferred debt issuance costs of $33 million as of December 31, 2019 and $32 million as of December 31, 2018 are netted against the related debt in the table above. Deferred financing costs related to our revolving credit facility are classified in long-term other assets and were immaterial for all periods presented.

As of December 31, 2019, aggregate maturities of our debt and finance leases based on stated contractual maturities, excluding unamortized non-cash bond premiums, discounts, bank fees and mark-to-market adjustments of $(76) million and imputed interest on finance leases of $(11) million, were (in millions):

2020	2021	2022	2023	2024	Thereafter	Total
$1,587	$3,356	$1,739	$1,824	$1,834	$5,535	$15,875

On October 28, 2019, $1.75 billion of our 1.625% MIHN notes and $500 million of floating rate MIHN notes matured. The notes and accrued interest to date were paid with the term loans drawn on October 25, 2019 and U.S. dollar-denominated notes issued by MIHN on September 19, 2019.

On October 2, 2019, MIHN issued €500 million of 0.875% euro-denominated notes guaranteed by Mondelēz International, Inc. that mature on October 1, 2031. We received €491 million (or $538 million) of proceeds, net of discounts and associated financing costs of $11 million, which will be amortized into interest expense over the life of the loans. The proceeds were earmarked for general corporate purposes, including repayment of debt.

On September 19, 2019, MIHN issued $1.0 billion of U.S. dollar-denominated notes guaranteed by Mondelēz International, Inc. and consisting of $500 million 2.125% notes that mature on September 19, 2022 and $500 million 2.25% notes that mature on September 19, 2024. We received $997 million of proceeds, net of discounts and associated financing costs. The proceeds were earmarked for general corporate purposes, including repayment of debt. We recorded approximately $4 million of deferred financing costs and discounts, which will be amortized into interest expense over the life of the notes. In connection with this debt issuance, we entered into cross-currency swaps, serving as cash flow hedges, so that the U.S. dollar-denominated debt payments will effectively be paid in euros over the life of the debt.

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
We financed the repurchase of the notes, including the payment of accrued interest and other costs incurred, from the $2.0 billion revolving credit agreement entered into on April 2, 2018. We recorded a loss on debt extinguishment of $140 million within interest and other expense, net related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts, deferred financing and other cash costs in earnings at the time of the debt extinguishment. Cash costs related to tendering the debt are included in long-term debt repayments in the consolidated statement of cash flows for 2018.

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

Our weighted-average interest rate on our total debt was 2.2% as of December 31, 2019, 2.3% as of December 31, 2018 and 2.1% as of December 31, 2017.

Fair Value of Our Debt:
The fair value of our short-term borrowings at December 31, 2019 and December 31, 2018 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At December 31, 2019, the aggregate fair value of our total debt was $19,388 million and its carrying value was $18,426 million. At December 31, 2018, the aggregate fair value of our total debt was $18,650 million and its carrying value was $18,372 million.

Interest and Other Expense, net:
Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Interest expense, debt	$484	$462	$396
Loss on debt extinguishment and related expenses	—	140	11
Loss/(gain) related to interest rate swaps	111	(10)	—
Other (income)/expense, net	(139)	(72)	(25)
Interest and other expense, net	$456	$520	$382

See Note 10, Financial Instruments, for information on the gain/loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during 2019 and 2018 and for information on amounts in other income related to our net investment hedge derivative contracts and the amounts excluded from hedge effectiveness of $133 million in 2019 and $120 million in 2018. See Note 14, Commitments and Contingencies, for information on the $59 million of other income recorded in 2017 in connection with the resolution of a Brazilian indirect tax matter and the reversal of related accrued interest.

Note 10. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2019		2018
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$19	$190	$17	$355
Net investment hedge derivative contracts (1)	312	65	337	28
	$331	$255	$354	$383
Derivatives not designated as accounting hedges:
Currency exchange contracts	$67	$50	$72	$37
Commodity contracts	201	120	191	210
	$268	$170	$263	$247
Total fair value	$599	$425	$617	$630

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

Derivatives designated as accounting hedges above include cash flow and net investment hedge derivative contracts. Our currency exchange and commodity derivative contracts are economic hedges that are not designated as accounting hedges. We record derivative assets and liabilities on a gross basis on our consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of December 31, 2019
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$17	$—	$17	$—
Commodity contracts	81	27	54	—
Interest rate contracts	(171)	—	(171)	—
Net investment hedge contracts	247	—	247	—
Total derivatives	$174	$27	$147	$—

	As of December 31, 2018
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$35	$—	$35	$—
Commodity contracts	(19)	(1)	(18)	—
Interest rate contracts	(338)	—	(338)	—
Net investment hedge contracts	309	—	309	—
Total derivatives	$(13)	$(1)	$(12)	$—

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

Derivative Volume:
The gross notional values of our derivative instruments were:

	Notional Amount
	As of December 31,
	2019	2018
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,474	$3,239
Forecasted transactions	3,993	2,396
Commodity contracts(1)	7,238	6,706
Interest rate contracts	5,250	8,679
Net investment hedges:
Net investment hedge derivative contracts	6,864	6,678
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,436	3,514
British pound sterling notes	349	336
Swiss franc notes	1,448	1,424
Canadian dollar notes	462	440

(1)
During the fourth quarter of 2019, we changed how we report our commodity contract notional values from a net to a gross basis in line with how we report our other instruments. We have recast 2018 to be consistent with current year presentation.

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Accumulated (loss)/gain at beginning of period	$(167)	$(113)	$(121)
Transfer of realized (gains)/losses in fair value to earnings	154	(9)	27
Unrealized gain/(loss) in fair value	(199)	(45)	(19)
Accumulated (loss)/gain at end of period	$(212)	$(167)	$(113)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$—	$(3)
Commodity contracts	—	—	(24)
Interest rate contracts	(154)	9	—
Total	$(154)	$9	$(27)

Within interest and other expense, net, we recognized a loss of $111 million in 2019 and a gain of $10 million in 2018 related to certain forward-starting interest rate swaps for which the planned timing and currency of the related forecasted debt was changed. During the second quarter of 2019, we also recognized a loss of $12 million related to the net loss on equity method investment transactions noted in Note 7, Equity Method Investments - JDE / Keurig Exchange.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Currency exchange contracts – forecasted transactions	$3	$—	$(38)
Commodity contracts	—	—	7
Interest rate contracts	(202)	(45)	12
Total	$(199)	$(45)	$(19)

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

Based on current market conditions, we would expect to transfer losses of $15 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of December 31, 2019, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years and 9 months.

Hedges of Net Investments in International Operations:
Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. As of December 31, 2019, the aggregate notional value of these NIH derivative contracts was $6.9 billion and their impact on other comprehensive earnings and net earnings during the years presented below were as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$(6)	$191	$—

(1)
Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the consolidated statement of cash flows.

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$133	$120	$—

(1)	We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings within interest and other expense, net.

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Euro notes	$60	$126	$(323)
British pound sterling notes	(10)	19	(26)
Swiss franc notes	(19)	7	(49)
Canadian notes	(17)	17	—

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,			Recognized in Earnings
	2019	2018	2017
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$100	$98	$13	Interest and other expense, net
Forecasted transactions	17	103	(37)	Cost of sales
Forecasted transactions	(3)	(4)	(2)	Interest and other expense, net
Forecasted transactions	(8)	(3)	3	Selling, general and administrative expenses
Commodity contracts	67	40	(218)	Cost of sales
Total	$173	$234	$(241)

Note 11. Benefit Plans

Pension Plans
Obligations and Funded Status:
The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
	(in millions)
Projected benefit obligation at January 1	$1,511	$1,762	$9,578	$10,852
Service cost	38	43	122	146
Interest cost	60	61	202	199
Benefits paid	(40)	(29)	(424)	(462)
Settlements paid	(73)	(118)	(1)	(2)
Actuarial (gains)/losses	251	(208)	761	(640)
Currency	—	—	207	(528)
Other	1	—	13	13
Projected benefit obligation at December 31	1,748	1,511	10,458	9,578
Fair value of plan assets at January 1	1,510	1,717	8,465	9,327
Actual return on plan assets	334	(99)	1,211	(243)
Contributions	8	39	261	323
Benefits paid	(40)	(29)	(424)	(462)
Settlements paid	(73)	(118)	(1)	(2)
Currency	—	—	246	(478)
Fair value of plan assets at December 31	1,739	1,510	9,758	8,465
Net pension (liabilities)/assets at December 31	$(9)	$(1)	$(700)	$(1,113)

The accumulated benefit obligation, which represents benefits earned to the measurement date, for U.S. pension plans was $1,741 million at December 31, 2019 and $1,488 million at December 31, 2018. The accumulated benefit obligation for non-U.S. pension plans was $10,236 million at December 31, 2019 and $9,374 million at December 31, 2018.

Salaried and non-union hourly employees hired after January 1, 2009 in the U.S. and after January 1, 2011 in Canada (or earlier for certain legacy Cadbury employees) are no longer eligible to participate in the defined benefit pension plans. Benefit accruals for salaried and non-union hourly employee participants in the U.S. and Canada defined benefit pension plans ceased on December 31, 2019. These employees instead receive Company contributions to the employee defined contribution plans.

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $709 million at December 31, 2019 and $1,114 million at December 31, 2018. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2019	2018
	(in millions)
Prepaid pension assets	$516	$132
Other current liabilities	(35)	(25)
Accrued pension costs	(1,190)	(1,221)
	$(709)	$(1,114)

Certain of our U.S. and non-U.S. plans are underfunded with accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2019	2018	2019	2018
	(in millions)
Projected benefit obligation	$55	$52	$3,613	$3,343
Accumulated benefit obligation	55	50	3,447	3,194
Fair value of plan assets	2	2	2,443	2,169

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Discount rate	3.44%	4.40%	1.74%	2.45%
Expected rate of return on plan assets	5.00%	5.75%	4.20%	4.80%
Rate of compensation increase	4.00%	4.00%	3.17%	3.31%

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

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017
	(in millions)
Service cost	$38	$43	$46	$122	$146	$156
Interest cost	60	61	62	202	199	199
Expected return on plan assets	(88)	(88)	(101)	(404)	(448)	(434)
Amortization:
Net loss from experience differences	30	32	37	148	163	167
Prior service cost/(benefit)	1	2	2	(6)	(2)	(3)
Settlement losses and other expenses (1)	16	35	35	(3)	5	6
Net periodic pension cost	$57	$85	$81	$59	$63	$91

(1)
Settlement losses of $5 million in 2019, $5 million in 2018 and $11 million in 2017 were incurred in connection with our Simplify to Grow Program. See Note 8, Restructuring Program, for more information. Net settlement losses of $12 million for our U.S. plans and settlement gains of $4 million for our non-U.S. plans in 2019, and settlement losses of $31 million for our U.S. plans and $4 million for our non-U.S. plans in 2018 and $21 million for our U.S. plans and $6 million for our non-U.S. plans in 2017 related to lump-sum payment elections made by retired employees.

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

As of December 31, 2019, for the combined U.S. and non-U.S. pension plans, we expected to amortize from accumulated other comprehensive earnings/(losses) into net periodic pension cost during 2020:

•	an estimated $133 million of net loss from experience differences; and

•	an estimated $6 million of prior service credit.

We used the following weighted-average assumptions to determine our net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Discount rate	4.40%	3.68%	4.19%	2.45%	2.20%	2.31%
Expected rate of return on plan assets	5.75%	5.50%	6.25%	4.80%	4.90%	5.14%
Rate of compensation increase	4.00%	4.00%	4.00%	3.31%	3.31%	3.29%

Plan Assets:
The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2019
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$2	$2	$—	$—
Non-U.S. equity securities	2	2	—	—
Pooled funds - equity securities	2,186	890	1,296	—
Total equity securities	2,190	894	1,296	—
Government bonds	3,328	53	3,275	—
Pooled funds - fixed-income securities	575	417	158	—
Corporate bonds and other fixed-income securities	2,727	66	825	1,836
Total fixed-income securities	6,630	536	4,258	1,836
Real estate	186	124	—	62
Private equity	3	—	—	3
Cash	122	117	5	—
Other	2	1	—	1
Total assets in the fair value hierarchy	$9,133	$1,672	$5,559	$1,902
Investments measured at net asset value	2,297
Total investments at fair value	$11,430

	As of December 31, 2018
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$2	$2	$—	$—
Non-U.S. equity securities	5	5	—	—
Pooled funds - equity securities	1,951	743	1,208	—
Total equity securities	1,958	750	1,208	—
Government bonds	3,156	62	3,094	—
Pooled funds - fixed-income securities	573	429	144	—
Corporate bonds and other fixed-income securities	2,050	87	931	1,032
Total fixed-income securities	5,779	578	4,169	1,032
Real estate	130	108	—	22
Private equity	2	—	—	2
Cash	44	32	12	—
Other	2	1	—	1
Total assets in the fair value hierarchy	$7,915	$1,469	$5,389	$1,057
Investments measured at net asset value	1,993
Total investments at fair value	$9,908

We excluded plan assets of $67 million at December 31, 2019 and December 31, 2018 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

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

•
Fair value estimates for fixed-income securities that are buy-in annuity policies are calculated on a replacement policy value basis by discounting the projected cash flows of the plan members using a discount rate based on risk-free rates and adjustments for estimated levels of insurer pricing.

•	Net asset value – primarily includes equity funds, fixed income funds, real estate funds, hedge funds and private equity investments for which net asset values are normally used.

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings/(losses), included:

Asset Category	January 1, 2019 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2019 Balance
	(in millions)
Corporate bond and other fixed-income securities	$1,032	$8	$727	$—	$69	$1,836
Real estate	22	36	3	—	1	62
Private equity and other	3	1	—	—	—	4
Total Level 3 investments	$1,057	$45	$730	$—	$70	$1,902

Asset Category	January 1, 2018 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2018 Balance
	(in millions)
Corporate bond and other fixed-income securities	$790	$62	$236	$—	$(56)	$1,032
Real estate	23	1	(1)	—	(1)	22
Private equity and other	3	—	—	—	—	3
Total Level 3 investments	$816	$63	$235	$—	$(57)	$1,057

The increase in Level 3 pension plan investments during 2019 was primarily due to additional purchases of a buy-in annuity and other fixed income securities, and the increase in 2018 was primarily due to additional purchases of corporate bond and other fixed income securities, which includes private debt placements.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2019	2018	2019	2018
Equity securities	15%	15%	26%	26%
Fixed-income securities	85%	85%	54%	59%
Real estate	—	—	6%	6%
Hedge funds	—	—	1%	2%
Buy-in annuity policies	—	—	12%	6%
Cash	—	—	1%	1%
Total	100%	100%	100%	100%

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

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 25% equity securities, 57% fixed-income securities, 12% buy-in annuity policies and 6% real estate.

Employer Contributions:
In 2019, we contributed $8 million to our U.S. pension plans and $248 million to our non-U.S. pension plans. In addition, employees contributed $13 million to our non-U.S. plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

In 2020, we estimate that our pension contributions will be $16 million to our U.S. plans and $230 million to our non-U.S. plans based on current tax laws. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 31, 2019 were (in millions):

	2020	2021	2022	2023	2024	2025-2029
U.S. Plans	$167	$102	$105	$105	$108	$513
Non-U.S. Plans	380	376	385	395	403	2,126

Multiemployer Pension Plans:
In accordance with obligations we have under collective bargaining agreements, we made contributions to multiemployer pension plans of $5 million in 2019, $17 million in 2018 and $26 million in 2017. In 2017, the only individually significant multiemployer plan we contributed to was the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund;” Employer Identification Number 52-6118572). Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the Bakery, Confectionery, Tobacco and Grain Millers Union. All of those collective bargaining agreements expired in 2016 and we continued to contribute to the Fund through December 2018. Our contributions to the Fund were $12 million in 2018 and $22 million in 2017. Our contributions to other multiemployer pension plans that were not individually significant were $5 million in 2019, $5 million in 2018 and $4 million in 2017. Our contributions are based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and Fund surcharges.

In 2018, we executed a complete withdrawal from the Fund and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years and we recorded a $35 million final adjustment to reduce our withdrawal liability as of June 30, 2019. We began making monthly payments during the third quarter of 2019. As of December 31, 2019, the remaining discounted withdrawal liability was $391 million, with $14 million recorded in other current liabilities and $377 million recorded in long-term other liabilities.

Other Costs:
We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $72 million in 2019, $57 million in 2018 and $43 million in 2017.

Postretirement Benefit Plans
Obligations:
Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2019	2018
	(in millions)
Accrued benefit obligation at January 1	$366	$435
Service cost	5	6
Interest cost	15	15
Benefits paid	(16)	(19)
Currency	5	(11)
Assumption changes	34	(39)
Actuarial losses/(gains)	(6)	(21)
Accrued benefit obligation at December 31	$403	$366

The current portion of our accrued postretirement benefit obligation of $16 million at December 31, 2019 and $15 million at December 31, 2018 was included in other current liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Discount rate	3.41%	4.37%	3.86%	4.40%
Health care cost trend rate assumed for next year	6.00%	6.25%	5.42%	5.44%
Ultimate trend rate	5.00%	5.00%	5.42%	5.44%
Year that the rate reaches the ultimate trend rate	2024	2024	2019	2018

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

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	As of December 31, 2019
	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on postretirement benefit obligation	$39	$(33)
Effect on annual service and interest cost	3	(2)

Components of Net Periodic Postretirement Health Care Costs:
Net periodic postretirement health care costs consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Service cost	$5	$6	$7
Interest cost	15	14	15
Amortization:
Net loss from experience differences	6	15	14
Prior service credit	(38)	(39)	(40)
Net periodic postretirement health care costs/(benefit)	$(12)	$(4)	$(4)

As of December 31, 2019, we expected to amortize from accumulated other comprehensive earnings/(losses) into pre-tax net periodic postretirement health care costs during 2020:

•	an estimated $10 million of net loss from experience differences, and

•	an estimated $30 million of prior service credit.

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Discount rate	4.37%	3.66%	4.14%	4.40%	4.24%	4.55%
Health care cost trend rate	6.25%	6.25%	6.50%	5.44%	5.56%	5.50%

Future Benefit Payments:
Our estimated future benefit payments for our postretirement health care plans at December 31, 2019 were (in millions):

	2020	2021	2022	2023	2024	2025-2029
U.S. Plans	$11	$12	$13	$14	$15	$74
Non-U.S. Plans	5	5	5	6	6	32

Other Costs:
We made contributions to multiemployer medical plans totaling $20 million in 2019, $19 million in 2018 and $18 million in 2017. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans
Obligations:
Our postemployment plans are not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2019 and 2018 were:

	As of December 31,
	2019	2018
	(in millions)
Accrued benefit obligation at January 1	$74	$76
Service cost	6	6
Interest cost	5	4
Benefits paid	(9)	(7)
Assumption changes	3	(1)
Actuarial losses/(gains)	(13)	(4)
Accrued benefit obligation at December 31	$66	$74

The accrued benefit obligation was determined using a weighted-average discount rate of 5.3% in 2019 and 6.7% in 2018, an assumed weighted-average ultimate annual turnover rate of 0.3% in 2019 and 2018, assumed compensation cost increases of 4.0% in 2019 and 2018 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Periodic Postemployment Costs:
Net periodic postemployment costs consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Service cost	$6	$6	$5
Interest cost	5	4	4
Amortization of net gains	(4)	(3)	(3)
Net periodic postemployment costs	$7	$7	$6

As of December 31, 2019, the estimated net gain for the postemployment benefit plans that we expect to amortize from accumulated other comprehensive earnings/(losses) into net periodic postemployment costs during 2020 is approximately $4 million.

Note 12. Stock Plans

Under our Amended and Restated 2005 Performance Incentive Plan (the “Plan”), we are authorized through May 21, 2024 to issue a maximum of 243.7 million shares of our Common Stock to employees and non-employee directors. As of December 31, 2019, there were 56.2 million shares available to be granted under the Plan.

Stock Options:
Stock options (including stock appreciation rights) are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology or a Lattice Model to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options held by our employees of $38 million in 2019, $43 million in 2018 and $50 million in 2017 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $8 million in 2019, $7 million in 2018 and $12 million in 2017. The unamortized compensation expense related to our employee stock options was $35 million at December 31, 2019 and is expected to be recognized over a weighted-average period of 1.2 years.

Our weighted-average Black-Scholes and Lattice Model fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2019	2.46%	5 years	19.96%	2.37%	$7.83
2018	2.68%	5 years	20.96%	2.02%	$8.30
2017	2.04%	6 years	22.75%	1.74%	$8.57

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

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2017	53,601,612	$28.02		$874	million
Annual grant to eligible employees	6,012,140	43.20
Additional options issued	162,880	42.54
Total options granted	6,175,020	43.18
Options exercised (1)	(9,431,009)	26.17		$170	million
Options cancelled	(1,910,968)	38.10
Balance at December 31, 2017	48,434,655	29.92		$626	million
Annual grant to eligible employees	5,666,530	43.51
Additional options issued	168,306	31.40
Total options granted	5,834,836	43.16
Options exercised (1)	(9,333,271)	25.16		$170	million
Options cancelled	(1,117,390)	42.93
Balance at December 31, 2018	43,818,830	32.36		$371	million
Annual grant to eligible employees	4,793,570	47.72
Additional options issued	68,420	50.82
Total options granted	4,861,990	47.76
Options exercised (1)	(13,668,354)	27.53		$306	million
Options cancelled	(1,156,518)	42.22
Balance at December 31, 2019	33,855,948	36.19	5 years	$640	million
Exercisable at December 31, 2019	25,121,711	32.89	4 years	$557	million

(1)
Cash received from options exercised was $369 million in 2019, $231 million in 2018 and $257 million in 2017. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $40 million in 2019, $21 million in 2018 and $31 million in 2017.

Deferred Stock Units, Performance Share Units and Restricted Stock:
Historically we have made grants of deferred stock units, performance share units and restricted stock. Beginning in 2016, we only grant deferred stock units and performance share units and no longer grant restricted stock. Deferred stock units granted to eligible employees have most shareholder rights, except that they may not sell, assign, pledge or otherwise encumber the shares and our deferred stock units do not have voting rights until vested. Shares of deferred stock units are subject to forfeiture if certain employment conditions are not met. Deferred stock units generally vest on the third anniversary of the grant date. Performance share units granted under our 2005 Plan vest based on varying performance, market and service conditions. The unvested performance share units have no voting rights and do not pay dividends. Dividend equivalents accumulated over the vesting period are paid only after the performance share units vest.

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

We recorded compensation expense related to deferred stock units, performance share units and restricted stock of $97 million in 2019, $85 million in 2018 and $87 million in 2017 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $16 million in 2019, $12 million in 2018 and $23 million in 2017. The unamortized compensation expense related to our deferred stock units, performance share units and restricted stock was $106 million at December 31, 2019 and is expected to be recognized over a weighted-average period of 1.5 years.

Our performance share unit, deferred stock unit and restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2017	7,593,627		$36.90
Annual grant to eligible employees:		Feb. 16, 2017
Performance share units	1,087,010		43.14
Deferred stock units	845,550		43.20
Additional shares granted (1)	1,537,763	Various	42.22
Total shares granted	3,470,323		42.75	$148	million
Vested (2) (3)	(2,622,807)		35.78	$94	million
Forfeited (2)	(771,438)		38.69
Balance at December 31, 2017	7,669,705		39.74
Annual grant to eligible employees:		Feb. 22, 2018
Performance share units	1,048,770		51.23
Deferred stock units	788,310		43.51
Additional shares granted (1)	446,752	Various	41.78
Total shares granted	2,283,832		46.72	$107	million
Vested (2) (3)	(2,511,992)		38.91	$98	million
Forfeited (2)	(882,535)		42.00
Balance at December 31, 2018	6,559,010		42.19
Annual grant to eligible employees:		Feb. 22, 2019
Performance share units	891,210		57.91
Deferred stock units	666,880		47.72
Additional shares granted (1)	205,073	Various	54.81
Total shares granted	1,763,163		53.69	$95	million
Vested (3)	(2,007,848)		37.81	$76	million
Forfeited	(652,380)		45.88
Balance at December 31, 2019	5,661,945		46.90

(1)	Includes performance share units and deferred stock units.

(2)	Includes performance share units, deferred stock units and historically granted restricted stock.

(3)
The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $2 million in 2019, $3 million in 2018 and $7 million in 2017.

(4)
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

Note 13. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Class A common stock (“Common Stock”) and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2019, 2018 and 2017. Shares of Common Stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at January 1, 2017	1,996,537,778	(468,172,237)	1,528,365,541
Shares repurchased	—	(50,598,902)	(50,598,902)
Exercise of stock options and issuance of other stock awards	—	10,369,445	10,369,445
Balance at December 31, 2017	1,996,537,778	(508,401,694)	1,488,136,084
Shares repurchased	—	(47,258,884)	(47,258,884)
Exercise of stock options and issuance of other stock awards	—	10,122,655	10,122,655
Balance at December 31, 2018	1,996,537,778	(545,537,923)	1,450,999,855
Shares repurchased	—	(30,902,465)	(30,902,465)
Exercise of stock options and issuance of other stock awards	—	14,908,864	14,908,864
Balance at December 31, 2019	1,996,537,778	(561,531,524)	1,435,006,254

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2019, 96 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2019, we had repurchased approximately $15.0 billion of Common Stock pursuant to this authorization. During 2019, we repurchased approximately 30.9 million shares of Common Stock at an average cost of $48.51 per share, or an aggregate cost of approximately $1.5 billion, all of which was paid during the period except for approximately $19 million settled in January 2020. All share repurchases were funded through available cash and commercial paper issuances. As of December 31, 2019, we have approximately $3.2 billion in remaining share repurchase capacity.

Note 14. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in legal proceedings, claims and governmental inspections or investigations ("Legal Matters") arising in the ordinary course of our business.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($52 million as of December 31, 2019) ("Period 1") of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands and on March 27, 2015, the Commissioner of the Excise Authority (the "Commissioner") issued an order denying the excise exemption that we claimed for Period 1. We appealed this order in June 2015. The Excise Authority issued additional show cause notices in February 2015, December 2015 and October 2017 on the same issue covering additional periods through June 2017 ("Period 2"). These three notices added a total of 4.9 billion Indian rupees ($68 million as of December 31, 2019) of allegedly unpaid excise taxes subject to penalties up to an equivalent amount plus accrued interest. We contested these demands, and on May 25, 2019, the Commissioner issued an order denying the excise exemption that we claimed for Period 2. We appealed this order in August 2019. With the implementation of the Goods and Services Tax ("GST") in India in July 2017, we stopped receiving show cause notices for additional amounts on this issue. Beginning in the fall of 2019, the government of India made available an amnesty to resolve legacy tax issues following the GST implementation. Under the amnesty, upon payment of 50% of the principal demand for cases pending adjudication or appeal as of June 30, 2019 and 60% of the principal demand for cases where the appeal was filed after June 30, 2019, the government would waive the remainder of the principal demand as well as any penalties imposed and interest, and it would also grant immunity from prosecution. Although we continue to believe that our decision to claim the excise tax benefit was valid, in December 2019, we filed for the amnesty and accrued a total of 4.6 billion Indian rupees ($65 million as of December 31, 2019) in selling, general and administrative expenses for this matter. In January 2020, we made the related payments under the amnesty. This matter is now resolved, and the resolution was not material to our business or financial condition.

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the "District Court"), Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. On August 15, 2019, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows. On October 23, 2019, following a ruling by the United States Court of Appeals for the Seventh Circuit (the "Seventh Circuit") regarding Mondelēz Global's allegations that the CFTC and its Commissioners violated certain terms of the settlement agreement and the CFTC's argument that the Commissioners were not bound by the terms of the settlement agreement, the District Court vacated the settlement agreement and reinstated all pending motions that the District Court had previously mooted as a result of the settlement. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the District Court by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action, and the plaintiffs are seeking class action certification; monetary damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the District Court. On January 3, 2020, the District Court granted plaintiffs' request to certify a class. On January 17, 2020, we filed a petition for an interlocutory appeal of the District Court's class certification decision to the Seventh Circuit. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action. Although the CFTC action and the class action complaints involve the same alleged conduct, a resolution or decision with respect to one of the matters may not be dispositive as to the outcome of the other matter.

In November 2019, the European Commission informed us that it has initiated an investigation into our alleged infringement of European Union competition law through certain practices restricting cross-border trade within the European Economic Area. We are cooperating with the investigation. The fact that an investigation has been initiated does not mean that the European Commission has concluded that there is an infringement. It is not possible to predict how long the investigation will take or the ultimate outcome of this matter.

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

We are a party to various legal proceedings, including disputes, litigation and regulatory matters, incidental to our business, including those noted above in this section. We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For matters that are reasonably possible to result in an unfavorable outcome, management is unable to estimate the possible loss or range of loss or such amounts have been determined to be immaterial. At present we believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial monetary damages. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position.

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2019, we had no material third-party guarantees recorded on our consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

During the fourth quarter of 2019, we resolved several indirect tax matters and recorded $85 million of net indirect tax expenses within selling, general and administrative expenses. These amounts primarily include the matter resolved under the tax amnesty described above under “Legal Proceedings.”

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

Note 15. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $279 million in 2019, $169 million in 2018 and $174 million in 2017.

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,603)	$(7,740)	$(8,910)
Currency translation adjustments	250	(698)	984
Reclassification to earnings related to:
Equity method investment transactions	—	6	—
Tax (expense)/benefit	49	(173)	214
Other comprehensive earnings/(losses)	299	(865)	1,198
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	2	2	(28)
Balance at end of period	(8,302)	(8,603)	(7,740)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,860)	$(2,144)	$(2,087)
Net actuarial gain/(loss) arising during period	(10)	36	(71)
Tax (expense)/benefit on net actuarial gain/(loss)	20	(16)	50
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	137	168	174
Settlement losses and other expenses (1)	30	40	38
Tax expense/(benefit) on reclassifications (2)	(42)	(36)	(65)
Currency impact	(19)	92	(183)
Other comprehensive earnings/(losses)	116	284	(57)
Balance at end of period	(1,744)	(1,860)	(2,144)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(167)	$(113)	$(121)
Net derivative gains/(losses)	(224)	(58)	(17)
Tax (expense)/benefit on net derivative gain/(loss)	19	6	9
Losses/(gains) reclassified into net earnings:
Currency exchange contracts - forecasted transactions (3)	—	—	4
Commodity contracts (3)	—	—	29
Interest rate contracts (4)	155	(11)	—
Tax expense/(benefit) on reclassifications (2)	(1)	2	(6)
Currency impact	6	7	(11)
Other comprehensive earnings/(losses)	(45)	(54)	8
Balance at end of period	(212)	(167)	(113)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,630)	$(9,997)	$(11,118)
Total other comprehensive earnings/(losses)	370	(635)	1,149
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	2	2	(28)
Other comprehensive earnings/(losses) attributable to Mondelēz International	372	(633)	1,121
Balance at end of period	$(10,258)	$(10,630)	$(9,997)

(1)	These reclassified losses are included in net periodic benefit costs disclosed in Note 11, Benefit Plans, and net loss on equity method investment transactions.

(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.

(3)	These reclassified gains or losses are recorded within cost of sales.

(4)	These reclassified losses are recorded within interest and other expense, net and net loss on equity method investment transactions.

Note 16. Income Taxes

On August 6, 2019, Switzerland published changes to its Federal tax law in the Official Federal Collection of Laws. On September 27, 2019, the Zurich Canton published their decision on the September 1, 2019 Zurich Canton public vote regarding the Cantonal changes associated with the Swiss Federal tax law change. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures that are hereafter referred to as "Swiss tax reform". Based on these Federal/Cantonal events, our position is the enactment of Swiss tax reform for U.S. GAAP purposes was met as of September 30, 2019, and we recorded the impacts in the third quarter 2019. The net impact was a benefit of $767 million, which consisted of a $769 million reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes (recorded net of valuation allowance) and remeasurement of our deferred tax balances, partially offset by a $2 million indirect tax impact in selling, general and administrative expenses. The future rate impacts of these Swiss tax reform law changes are effective starting January 1, 2020. We will continue to monitor Swiss tax reform for any additional interpretative guidance that could result in changes to the amounts we have recorded.

On December 22, 2017, new U.S. tax reform legislation ("U.S. tax reform") was enacted that included a broad range of complex provisions impacting the taxation of businesses. Certain impacts of the new legislation would have generally required accounting to be completed and incorporated into our 2017 year-end financial statements, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation. We finalized our accounting for the new provisions during the fourth quarter of 2018. U.S. tax reform resulted in a total transition tax liability of $1,284 million ($1,279 million as of December 31, 2018 and $5 million of 2019 related updates) based on the deemed repatriation of our accumulated foreign earnings and profits, which will be paid in installments through 2026, and a related change in our indefinite reinvestment assertion for most companies owned directly by our U.S. subsidiaries. In addition, the legislation reduced the U.S. federal tax rate from 35% to 21% and established various new provisions, including a new provision that taxes U.S. allocated expenses (e.g. interest and general administrative expenses) as well as currently taxes certain income from foreign operations (Global Intangible Low-Tax Income, or “GILTI”).

Earnings/(losses) from continuing operations before income taxes and the provision for income taxes consisted of:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Earnings/(losses) from continuing operations before income taxes:
United States	$751	$(170)	$354
Outside United States	2,696	3,012	2,770
	$3,447	$2,842	$3,124
Provision for income taxes:
United States federal:
Current	$145	$(34)	$1,322
Deferred	97	171	(1,274)
	242	137	48
State and local:
Current	29	23	32
Deferred	45	61	30
	74	84	62
Total United States	316	221	110

Outside United States:
Current	459	552	541
Deferred	(773)	—	15
Total outside United States	(314)	552	556

Total provision for income taxes	$2	$773	$666

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate as follows:

	For the Years Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
Increase/(decrease) resulting from:
State and local income taxes, net of federal tax benefit	1.3%	0.4%	0.8%
Foreign rate differences	0.2%	(1.9)%	(10.8)%
Changes in judgment on realizability of deferred tax assets	(0.3)%	(0.4)%	3.2%
Reversal of other tax accruals no longer required	(3.0)%	(1.8)%	(1.7)%
Tax accrual on investment in Keurig (including tax impact of the gain from the KDP transaction)	0.8%	8.4%	1.2%
Excess tax benefits from equity compensation	(1.2)%	(0.8)%	(1.2)%
Tax legislation (non-U.S. and non-Swiss tax reform)	0.4%	0.3%	(2.6)%
Swiss tax reform	(22.3)%	—	—%
U.S. tax reform - deferred benefit from tax rate change	—	—	(41.5)%
U.S. tax reform - transition tax	0.1%	(1.3)%	42.2%
U.S. tax reform - changes in indefinite reinvestment assertion	—	2.1%	(2.0)%
Foreign tax provisions under TCJA (GILTI, FDII and BEAT)(1)	2.5%	1.1%	—
Other	0.6%	0.1%	(1.3)%
Effective tax rate	0.1%	27.2%	21.3%

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

Our 2019 effective tax rate of 0.1% was significantly impacted by the $769 million net deferred tax benefit related to Swiss tax reform in the third quarter of 2019. Excluding this impact, our 2019 effective tax rate was 22.4%, which reflects unfavorable provisions from U.S. tax reform and taxes on earnings from equity method investments (these earnings are reported separately on our consolidated statements of earnings and not within earnings before income taxes), largely offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions and discrete net tax benefits of $176 million. The discrete net tax benefits were primarily driven by a $128 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

Our 2018 effective tax rate of 27.2% was unfavorably impacted by net tax expenses from $128 million of discrete one-time events as well as unfavorable provisions within the new U.S. tax reform legislation and taxes on earnings from equity method investments (these earnings are reported separately on our consolidated statements of earnings and not within earnings before income taxes), partially offset by the favorable mix of pre-tax income in various non-U.S. tax jurisdictions as well as the reduction in the U.S. federal tax rate. The discrete net tax expenses included a $192 million deferred tax expense related to a $778 million gain on the KDP transaction reported as a gain on equity method investment as well as $19 million expense from the final updates to the provisional impacts from U.S. tax reform reported as of 2017 year-end, partially offset by an $81 million benefit from favorable audit settlements and statutes of limitations in various jurisdictions.

Our 2017 effective tax rate of 21.3% was favorably impacted by the mix of pre-tax income in various non-U.S. tax jurisdictions and net tax benefits from $97 million of discrete one-time events, partially offset by domestic earnings taxed at the higher pre-U.S. tax reform rate of 35% as well as taxes on earnings from equity method investments (these earnings are reported separately on our consolidated statements of earnings and not within earnings before income taxes). The discrete net tax benefits included the provisional net impact from U.S. tax reform discussed previously, favorable audit settlements and statutes of limitations in various jurisdictions, and the net reduction of our French and Belgian deferred tax liabilities resulting from tax legislation enacted during 2017 that reduced the corporate income tax rates in each country, partially offset by the addition of a valuation allowance in one of our Chinese entities.

Tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of:

	As of December 31,
	2019	2018
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$150	$147
Accrued pension costs	272	349
Other employee benefits	160	147
Accrued expenses	287	283
Loss carryforwards	589	707
Tax credit carryforwards	729	747
Other	438	302
Total deferred income tax assets	2,625	2,682
Valuation allowance	(1,243)	(1,153)
Net deferred income tax assets	$1,382	$1,529
Deferred income tax liabilities:
Intangible assets, including impact from Swiss tax reform	$(2,772)	$(3,861)
Property, plant and equipment	(663)	(473)
Other	(559)	(492)
Total deferred income tax liabilities	(3,994)	(4,826)
Net deferred income tax liabilities	$(2,612)	$(3,297)

Our significant valuation allowances are in the U.S., Switzerland and China. The U.S. valuation allowance relates to excess foreign tax credits generated by the deemed repatriation under U.S. tax reform while the Swiss valuation allowance brings the allowed step-up of intangible assets recorded under Swiss tax reform to the amount more likely than not to be realized. The valuation allowance in China relates to character-specific deferred tax assets of one of our Chinese entities.

At December 31, 2019, the Company has pre-tax loss carryforwards of $3,491 million, of which $691 million will expire at various dates between 2020 and 2039 and the remaining $2,800 million can be carried forward indefinitely.

The unremitted earnings as of December 31, 2019 in those subsidiaries where we continue to be indefinitely reinvested is approximately $1.6 billion. We currently have not recognized approximately $75 million of deferred tax liabilities related to those unremitted earnings. Future tax law changes or changes in the needs of our non-U.S. subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that are currently indefinitely reinvested.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
January 1	$516	$579	$610
Increases from positions taken during prior periods	27	36	33
Decreases from positions taken during prior periods	(35)	(43)	(93)
Increases from positions taken during the current period	50	57	64
Decreases relating to settlements with taxing authorities	(64)	(45)	(54)
Reductions resulting from the lapse of the applicable statute of limitations	(64)	(31)	(29)
Currency/other	(4)	(37)	48
December 31	$426	$516	$579

As of January 1, 2019, our unrecognized tax benefits were $516 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $463 million. Our unrecognized tax benefits were $426 million at December 31, 2019, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $364 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $30 million due to unfavorable audit developments or decrease by approximately $140 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $180 million as of January 1, 2019 and $170 million as of December 31, 2019. Our 2019 provision for income taxes included $5 million benefit for interest and penalties.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. U.S. federal, state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. The earliest year still open to examination by U.S. federal and state tax authorities is 2016 and years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): Brazil (2014), China (2009), France (2015), India (2005), Russia (2013) and Switzerland (2014).

Note 17. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Net earnings	$3,885	$3,395	$2,842
Noncontrolling interest earnings	(15)	(14)	(14)
Net earnings attributable to Mondelēz International	$3,870	$3,381	$2,828
Weighted-average shares for basic EPS	1,445	1,472	1,513
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	13	14	18
Weighted-average shares for diluted EPS	1,458	1,486	1,531
Basic earnings per share attributable to Mondelēz International	$2.68	$2.30	$1.87
Diluted earnings per share attributable to Mondelēz International	$2.65	$2.28	$1.85

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and long-term incentive plan shares of 5.2 million for the year ended December 31, 2019, 11.6 million for the year ended December 31, 2018 and 8.5 million for the year ended December 31, 2017.

Note 18. Segment Reporting

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

Our segment net revenues and earnings, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Net revenues:
Latin America	$3,018	$3,202	$3,566
AMEA	5,770	5,729	5,739
Europe	9,972	10,122	9,794
North America	7,108	6,885	6,797
Net revenues	$25,868	$25,938	$25,896

Earnings before income taxes:
Operating income:
Latin America	$341	$410	$564
AMEA	691	702	514
Europe	1,732	1,734	1,610
North America	1,451	849	1,144
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	91	141	(96)
General corporate expenses	(330)	(335)	(282)
Amortization of intangibles	(174)	(176)	(178)
Net gains on divestitures	44	—	186
Acquisition-related costs	(3)	(13)	—
Operating income	3,843	3,312	3,462
Benefit plan non-service income (1)	60	50	44
Interest and other expense, net	(456)	(520)	(382)
Earnings before income taxes	$3,447	$2,842	$3,124

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

No single customer accounted for 10% or more of our net revenues from continuing operations in 2019. Our five largest customers accounted for 17.0% and our ten largest customers accounted for 23.2% of net revenues from continuing operations in 2019.

Items impacting our segment operating results are discussed in Note 1, Summary of Significant Accounting Policies, Note 2, Divestitures and Acquisitions, Note 4, Property, Plant and Equipment, Note 6, Goodwill and Intangible Assets, Note 8, Restructuring Program, and Note 14, Commitments and Contingencies. Also see Note 9, Debt and Borrowing Arrangements, and Note 10, Financial Instruments, for more information on our interest and other expense, net for each period.

Total assets, depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Total assets:
Latin America (1)	$4,716	$4,699	$4,948
AMEA (1)	9,740	9,571	9,883
Europe (1)	20,354	19,426	21,611
North America (1)	21,637	21,015	20,709
Equity method investments	7,212	7,123	6,193
Unallocated assets and adjustments (2)	890	895	(387)
Total assets	$64,549	$62,729	$62,957

(1)	Segment assets do not reflect outstanding intercompany asset balances as intercompany accounts have been eliminated at a segment level.

(2)
Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances. Final adjustments for jurisdictional netting of deferred tax assets and liabilities is done at a consolidated level.

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Depreciation expense (1):
Latin America	$105	$97	$107
AMEA	164	159	157
Europe	238	248	239
North America	138	131	135
Total depreciation expense	$645	$635	$638

(1)
Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the consolidated statement of cash flows for 2019 for total depreciation and amortization expenses.

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Capital expenditures:
Latin America	$197	$261	$226
AMEA	244	277	280
Europe	297	326	278
North America	187	231	230
Total capital expenditures	$925	$1,095	$1,014

Geographic data for net revenues (recognized in the countries where products are sold) and long-lived assets, excluding deferred tax, goodwill, intangible assets and equity method investments, were:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Net revenues:
United States	$6,625	$6,401	$6,275
Other	19,243	19,537	19,621
Total net revenues	$25,868	$25,938	$25,896

	As of December 31,
	2019	2018	2017
	(in millions)
Long-lived assets:
United States	$1,806	$1,481	$1,468
Other	8,370	7,539	7,733
Total long-lived assets	$10,176	$9,020	$9,201

No individual country within Other exceeded 10% of our net revenues or long-lived assets for all periods presented.

Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Year Ended December 31, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$708	$1,844	$2,998	$5,888	$11,438
Chocolate	710	2,082	5,119	247	8,158
Gum & Candy	823	861	698	973	3,355
Beverages	452	546	97	—	1,095
Cheese & Grocery	325	437	1,060	—	1,822
Total net revenues	$3,018	$5,770	$9,972	$7,108	$25,868

	For the Year Ended December 31, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$727	$1,724	$3,127	$5,607	$11,185
Chocolate	747	2,080	5,083	267	8,177
Gum & Candy	865	879	736	1,011	3,491
Beverages	533	553	98	—	1,184
Cheese & Grocery	330	493	1,078	—	1,901
Total net revenues	$3,202	$5,729	$10,122	$6,885	$25,938

	For the Year Ended December 31, 2017
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$779	$1,637	$2,944	$5,479	$10,839
Chocolate	862	2,008	4,869	293	8,032
Gum & Candy	919	919	775	1,025	3,638
Beverages	665	569	121	—	1,355
Cheese & Grocery	341	606	1,085	—	2,032
Total net revenues	$3,566	$5,739	$9,794	$6,797	$25,896

Note 19. Quarterly Financial Data (Unaudited)

Our summarized operating results by quarter are detailed below.

	2019 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$6,538	$6,062	$6,355	$6,913
Gross profit	2,593	2,469	2,516	2,759
(Provision)/benefit for income taxes (1)	(189)	(216)	633	(230)
Gain/(loss) on equity method investment transactions	23	(25)	—	—
Equity method investment net earnings	113	113	111	105
Net earnings	920	808	1,428	729
Noncontrolling interest	(6)	(1)	(5)	(3)
Net earnings attributable to Mondelēz International	$914	$807	$1,423	$726
Weighted-average shares for basic EPS	1,449	1,445	1,445	1,441
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	12	13	13	12
Weighted-average shares for diluted EPS	1,461	1,458	1,458	1,453
Per share data:
Basic EPS attributable to Mondelēz International:	$0.63	$0.56	$0.98	$0.50
Diluted EPS attributable to Mondelēz International:	$0.63	$0.55	$0.98	$0.50
Dividends declared	$0.26	$0.26	$0.285	$0.285

	2018 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$6,765	$6,112	$6,288	$6,773
Gross profit	2,849	2,540	2,414	2,549
Provision for income taxes	(337)	(15)	(310)	(111)
Gain on equity method investment transactions	—	—	757	21
Equity method investment net earnings	232	87	80	149
Net earnings	1,052	320	1,197	826
Noncontrolling interest	(6)	(2)	(3)	(3)
Net earnings attributable to Mondelēz International	$1,046	$318	$1,194	$823
Weighted-average shares for basic EPS	1,489	1,475	1,466	1,457
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	16	13	14	13
Weighted-average shares for diluted EPS	1,505	1,488	1,480	1,470
Per share data:
Basic EPS attributable to Mondelēz International:	$0.70	$0.22	$0.81	$0.56
Diluted EPS attributable to Mondelēz International:	$0.70	$0.21	$0.81	$0.56
Dividends declared	$0.22	$0.22	$0.26	$0.26

(1)	The third quarter of 2019 was significantly impacted by the $769 million net deferred tax benefit related to Swiss tax reform. Refer to Note 16, Income Taxes for more information.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2019 and 2018, we recorded the following pre-tax (charges)/benefits in earnings from continuing operations:

	2019 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$(20)	$(15)	$(134)	$(59)
Divestiture-related costs	1	(11)	4	—
Net gain on divestiture	—	41	3	—
Impact from pension participation changes	—	35	(3)	(3)
Impact from the resolution of tax matters	—	—	—	(85)
Loss related to interest rate swaps	—	—	(111)	—
Net gain/(loss) on equity method investment transactions	23	(25)	—	—
	$4	$25	$(241)	$(147)

	2018 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$(54)	$(111)	$(125)	$(99)
Divestiture-related costs	3	—	—	(2)
Impact from pension participation changes	—	(409)	(3)	(17)
Impact from the resolution of tax matters	—	(15)	—	26
Gain/(loss) related to interest rate swaps	14	(5)	1	—
Loss on early extinguishment of debt and related expenses	—	(140)	—	—
Gain on equity method investment transaction	—	—	757	21
	$(37)	$(680)	$630	$(71)

Items impacting our operating results are discussed in Note 1, Summary of Significant Accounting Policies, Note 2, Divestitures and Acquisitions, Note 6, Goodwill and Intangible Assets, Note 7, Equity Method Investments, Note 8, Restructuring Program, Note 9, Debt and Borrowing Arrangements, Note 10, Financial Instruments, Note 11, Benefit Plans and Note 14, Commitments and Contingencies – Tax Matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2019, based on the criteria in Internal Control Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report that appears under Item 8.

February 7, 2020

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2019. We continued to refine information technology security measures and business process controls. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance – Governance Guidelines,” “Corporate Governance – Codes of Conduct,” “Board Committees and Membership – Audit Committee” and if applicable, "Delinquent Section 16(a) Reports" in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 13, 2020 (“2020 Proxy Statement”). All of this information from the 2020 Proxy Statement is incorporated by reference into this Annual Report.

The information on our web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.   Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership – Human Resources and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Human Resources and Compensation Committee Report for the Year Ended December 31, 2019” and "CEO Pay Ratio" in our 2020 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of grants issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2019 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	39,498,687	$36.19	56,200,802

(1)	Includes outstanding options, deferred stock units and performance share units and excludes restricted stock.

(2)	Weighted average exercise price of outstanding options only.

(3)	Shares available for grant under our Amended and Restated 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2020 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2020 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.   Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2020 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

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

2.8
Fourth Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, among Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, dated as of October 28, 2019.

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

4.1	Description of the Registrant's capital stock and debt securities registered under Section 12 of the Exchange Act.

4.2
The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

4.3
Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).

4.4
Supplemental Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A., dated as of December 11, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2013).

4.5
Indenture between the Registrant and Deutsche Bank Trust Company Americas, as trustee, dated as of March 6, 2015 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2017).

4.6
Supplemental Indenture No. 1, dated February 13, 2019, between the Registrant and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on February 13, 2019).

4.7
Indenture, by and between Mondelez International Holdings Netherlands B.V, the Registrant and Deutsche Bank Trust Company Americas, dated as of October 28, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2016).

4.8
First Supplemental Indenture, dated as of September 19, 2019, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2019).

4.9
Second Supplemental Indenture, dated as of October 2, 2019, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2019).

10.1
Five-Year Revolving Credit Agreement, dated February 27, 2019, by and among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2019).

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

10.4
Term Loan Agreement, dated September 13, 2019, by and among Mondelez International Holdings Netherlands B.V., as borrower, Mondelēz International, Inc., as guarantor, the lenders named therein, MUFG Bank, Ltd., BofA Securities, Inc., Barclays Bank PLC, Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., TD Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers, and MUFG Bank, Ltd. as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2019).

10.5
Tax Sharing and Indemnity Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

10.6
Global Contribution Agreement by and among Mondelēz International Holdings, LLC, Acorn Holdings B.V., Charger Top HoldCo B.V. and Charger OpCo B.V., dated May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).*

10.7
Amendment Agreement to Global Contribution Agreement by and among Mondelēz International Holdings LLC, Acorn Holdings B.V., Jacobs Douwe Egberts B.V. (formerly Charger Top HoldCo B.V.) and Jacobs Douwe Egberts International B.V. (formerly Charger OpCo B.V.), dated July 28, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).*

10.8
Amended and Restated Shareholders’ Agreement Relating to Charger Top Holdco B.V. by and among Delta Charger Holdco B.V., JDE Minority Holdings B.V., Mondelēz Coffee Holdco B.V. and Jacobs Douwe Egberts B.V., dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).*

10.9
Shareholders’ Agreement Relating to Maple Parent Holdings Corp. by and among Maple Holdings II B.V., Mondelēz International Holdings LLC and Maple Parent Holdings Corp., dated March 7, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016).*

10.10
Investor Rights Agreement by and among Keurig Dr Pepper Inc., Maple Holdings B.V. and Mondelēz International Holdings LLC, dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2018).

10.11
Second Amended and Restated Shareholders’ Agreement Relating to Jacobs Douwe Egberts B.V. by and among Delta Charger Holdco B.V., JDE Minority Holdings B.V., Mondelēz Coffee Holdco B.V. and Jacobs Douwe Egberts B.V., dated July 9, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2018).*

10.12
Amendment and Termination Agreement of the Shareholders’ Agreement Relating to Maple Parent Holdings Corp. by and among Maple Holdings B.V., Mondelēz International Holdings LLC and Maple Parent Holdings Corp., dated July 9, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2018).

10.13
Settlement Agreement, between the Registrant and Kraft Foods Group, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).

10.14
Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of February 3, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.15
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.16
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2018).+

10.17
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.18
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.19
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2018).+

10.20
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.21
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

10.22
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2018).+

10.23
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.24
Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.25
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan I, dated December 20, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.26
Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.27
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan II, dated December 20, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.28
Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.29
Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.30
Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.31
Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.32
Mondelēz International, Inc. Change in Control Plan for Key Executives, amended May 14, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019).+

10.33
Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.34
Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.35
Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.36
Kraft Foods Deutschland Pension Scheme Supplementary Benefits 2005/ Deferral (Non-Qualified Deferred Compensation Plan) (English translation), effective as of September 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.37
Annex to Kraft Foods Deutschland Pension Scheme Supplementary Benefits 2005/ Deferral (Non-Qualified Deferred Compensation Plan), effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.38
Offer of Employment Letter, between the Registrant and Dirk Van de Put, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2017).+

10.39
Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 22, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006).+

10.40
Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.41
Offer of Employment Letter, between the Registrant and Daniel P. Myers, dated June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011).+

10.42
Offer of Employment Letter, between Mondelēz Global LLC and Glen Walter, dated October 15, 2017 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

10.43
Employment Letter (English Translation), between Kraft Foods Europe and Hubert Weber, dated August 11, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.44
Employment Letter, between Mondelēz Global LLC and Gerhard Pleuhs, dated August 23, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.45
Offer of Employment Letter, between Mondelēz Global LLC and Paulette Alviti, dated April 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.46
International Permanent Transfer Letter, between Mondelēz Global LLC and Luca Zaramella, effective August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018).+

10.47
Employment Letter, between Mondelez Europe and Vinzenz P. Gruber, dated November 29, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.48
Offer of Employment Letter, between Mondelēz Global LLC and Sandra MacQuillan, dated April 23, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019).+

10.49
Separation Agreement and General Release, between Mondelēz Global LLC and Roberto de Oliveira Marques, dated May 24, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2017).+

10.50
Retirement Letter, between Mondelēz International, Inc. and Irene B. Rosenfeld, effective April 30, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2018).+

10.51
Settlement Agreement between Mondelez Deutschland Services GmbH & Co KG and Hubert Weber, dated December 14, 2018 (incorporated by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.52
Settlement Agreement between Mondelez Europe GmbH and Hubert Weber, dated December 14, 2018 (incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.53
Separation Agreement and General Release between Mondelēz Global LLC and Timothy Cofer, dated August 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2019).+

10.54	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+
10.55
Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009).+

10.56
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
101
The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

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

Date: February 7, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DIRK VAN DE PUT	Director, Chairman and Chief Executive Officer	February 7, 2020
(Dirk Van de Put)
/s/ LUCA ZARAMELLA	Executive Vice President and Chief Financial Officer	February 7, 2020
(Luca Zaramella)
/s/ NELSON URDANETA	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 7, 2020
(Nelson Urdaneta)
/s/ LEWIS W.K. BOOTH	Director	February 7, 2020
(Lewis W.K. Booth)
/s/ CHARLES E. BUNCH	Director	February 7, 2020
(Charles E. Bunch)
/s/ DEBRA A. CREW	Director	February 7, 2020
(Debra A. Crew)
/s/ LOIS D. JULIBER	Director	February 7, 2020
(Lois D. Juliber)
/s/ MARK D. KETCHUM	Director	February 7, 2020
(Mark D. Ketchum)
/s/ PETER W. MAY	Director	February 7, 2020
(Peter W. May)
/s/ JORGE S. MESQUITA	Director	February 7, 2020
(Jorge S. Mesquita)
/s/ JOSEPH NEUBAUER	Director	February 7, 2020
(Joseph Neubauer)
/s/ FREDRIC G. REYNOLDS	Director	February 7, 2020
(Fredric G. Reynolds)
/s/ CHRISTIANA S. SHI	Director	February 7, 2020
(Christiana S. Shi)
/s/ PATRICK T. SIEWERT	Director	February 7, 2020
(Patrick T. Siewert)
/s/ JEAN-FRANÇOIS M. L. VAN BOXMEER	Director	February 7, 2020
(Jean-François M. L. van Boxmeer)

Mondelēz International, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended December 31, 2019, 2018 and 2017
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2019:
Allowance for trade receivables	$40	$2	$(4)	$3	$35
Allowance for other current receivables	47	(1)	1	3	44
Allowance for long-term receivables	24	—	—	10	14
Allowance for deferred taxes	1,153	349	1	260	1,243
	$1,264	$350	$(2)	$276	$1,336
2018:
Allowance for trade receivables	$50	$3	$(6)	$7	$40
Allowance for other current receivables	98	(10)	(24)	17	47
Allowance for long-term receivables	21	—	3	—	24
Allowance for deferred taxes	853	409	4	113	1,153
	$1,022	$402	$(23)	$137	$1,264
2017:
Allowance for trade receivables	$58	$21	$(8)	$21	$50
Allowance for other current receivables	93	6	6	7	98
Allowance for long-term receivables	20	(1)	3	1	21
Allowance for deferred taxes	310	549	25	31	853
	$481	$575	$26	$60	$1,022

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.

(b)	Represents charges for which allowances were created.

S-1