Form 10-Q
period 2020-03-31
Mondelez International, Inc.
filed 2020-04-29
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 1-16483
Mondelēz International, Inc.
(Exact name of registrant as specified in its charter)

Virginia		52-2284372
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

905 West Fulton Market, Suite 200
Chicago,	Illinois	60607
(Address of principal executive offices)		(Zip Code)
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

At April 24, 2020, there were 1,427,464,062 shares of the registrant’s Class A Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net revenues	$6,707	$6,538
Cost of sales	4,256	3,945
Gross profit	2,451	2,593
Selling, general and administrative expenses	1,537	1,493
Asset impairment and exit costs	15	20
Amortization of intangibles	43	44
Operating income	856	1,036
Benefit plan non-service income	(33)	(17)
Interest and other expense, net	190	80
Earnings before income taxes	699	973
Provision for income taxes	(148)	(189)
Gains on equity method investment transactions	71	23
Equity method investment net earnings	138	113
Net earnings	760	920
Noncontrolling interest earnings	(7)	(6)
Net earnings attributable to Mondelēz International	$753	$914
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.53	$0.63
Diluted earnings per share attributable to Mondelēz International	$0.52	$0.63

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net earnings	$760	$920
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(1,511)	190
Pension and other benefit plans	79	10
Derivative cash flow hedges	60	(69)
Total other comprehensive earnings/(losses)	(1,372)	131
Comprehensive earnings/(losses)	(612)	1,051
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	2	5
Comprehensive earnings/(losses) attributable to Mondelēz International	$(614)	$1,046

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,925	$1,291
Trade receivables (net of allowances of $39 at March 31, 2020 and $35 at December 31, 2019)	2,628	2,212
Other receivables (net of allowances of $40 at March 31, 2020 and $44 at December 31, 2019)	670	715
Inventories, net	2,441	2,546
Other current assets	1,404	866
Total current assets	9,068	7,630
Property, plant and equipment, net	8,054	8,733
Operating lease right of use assets	590	568
Goodwill	20,216	20,848
Intangible assets, net	17,271	17,957
Prepaid pension assets	537	516
Deferred income taxes	708	726
Equity method investments	6,887	7,212
Other assets	267	359
TOTAL ASSETS	$63,598	$64,549
LIABILITIES
Short-term borrowings	$4,764	$2,638
Current portion of long-term debt	1,672	1,581
Accounts payable	5,554	5,853
Accrued marketing	1,848	1,836
Accrued employment costs	573	769
Other current liabilities	2,593	2,645
Total current liabilities	17,004	15,322
Long-term debt	13,354	14,207
Long-term operating lease liabilities	433	403
Deferred income taxes	3,308	3,338
Accrued pension costs	1,110	1,190
Accrued postretirement health care costs	376	387
Other liabilities	2,261	2,351
TOTAL LIABILITIES	37,846	37,198
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at March 31, 2020 and December 31, 2019)	—	—
Additional paid-in capital	31,990	32,019
Retained earnings	26,961	26,653
Accumulated other comprehensive losses	(11,625)	(10,258)
Treasury stock, at cost (569,185,208 shares at March 31, 2020 and 561,531,524 shares at December 31, 2019)	(21,652)	(21,139)
Total Mondelēz International Shareholders’ Equity	25,674	27,275
Noncontrolling interest	78	76
TOTAL EQUITY	25,752	27,351
TOTAL LIABILITIES AND EQUITY	$63,598	$64,549
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended March 31, 2020
Balances at January 1, 2020	$—	$32,019	$26,653	$(10,258)	$(21,139)	$76	$27,351
Comprehensive earnings/(losses):
Net earnings	—	—	753	—	—	7	760
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(1,367)	—	(5)	(1,372)
Exercise of stock options and issuance of other stock awards	—	(29)	(38)	—	188	—	121
Common Stock repurchased	—	—	—	—	(701)	—	(701)
Cash dividends declared ($0.285 per share)	—	—	(408)	—	—	—	(408)
Dividends paid on noncontrolling interest and other activities	—	—	1	—	—	—	1
Balances at March 31, 2020	$—	$31,990	$26,961	$(11,625)	$(21,652)	$78	$25,752
Three Months Ended March 31, 2019
Balances at January 1, 2019	$—	$31,961	$24,491	$(10,630)	$(20,185)	$76	$25,713
Comprehensive earnings/(losses):
Net earnings	—	—	914	—	—	6	920
Other comprehensive earnings/(losses), net of income taxes	—	—	—	132	—	(1)	131
Exercise of stock options and issuance of other stock awards	—	(28)	(76)	—	289	—	185
Common Stock repurchased	—	—	—	—	(665)	—	(665)
Cash dividends declared ($0.26 per share)	—	—	(375)	—	—	—	(375)
Balances at March 31, 2019	$—	$31,933	$24,954	$(10,498)	$(20,561)	$81	$25,909

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$760	$920
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	256	258
Stock-based compensation expense	28	32
Deferred income tax provision/(benefit)	(26)	2
Asset impairments and accelerated depreciation	—	5
Gains on equity method investment transactions	(71)	(23)
Equity method investment net earnings	(138)	(113)
Distributions from equity method investments	165	160
Other non-cash items, net	126	16
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(610)	(570)
Inventories, net	(48)	(36)
Accounts payable	206	(139)
Other current assets	(217)	47
Other current liabilities	(71)	(45)
Change in pension and postretirement assets and liabilities, net	(76)	(49)
Net cash provided by operating activities	284	465
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(214)	(265)
Proceeds from divestitures including equity method investments	185	—
Other	(26)	42
Net cash used in investing activities	(55)	(223)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	157	610
Repayments of commercial paper, maturities greater than 90 days	(497)	(1,549)
Net issuances of other short-term borrowings	2,477	1,815
Long-term debt proceeds	—	597
Long-term debt repaid	(670)	(403)
Repurchase of Common Stock	(720)	(646)
Dividends paid	(409)	(380)
Other	117	157
Net cash provided by financing activities	455	201
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(60)	(1)
Cash, cash equivalents and restricted cash:
Increase	624	442
Balance at beginning of period	1,328	1,100
Balance at end of period	$1,952	$1,542

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries and changed their functional currency from the Argentinian peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinian pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of March 31, 2020, our Argentinian operations had $9 million of Argentinian peso denominated net monetary assets. Our Argentinian operations contributed $98 million, or 1.5% of consolidated net revenues in the three months ended March 31, 2020. Within selling, general and administrative expenses, we recorded a remeasurement loss of $2 million during the three months ended March 31, 2020 as well as a remeasurement loss of $2 million during the three months ended March 31, 2019 related to the revaluation of the Argentinian peso denominated net monetary position over these periods.

Brexit. In the three months ended March 31, 2020, we generated 9.4% of our consolidated net revenues in the United Kingdom. On January 31, 2020, the United Kingdom began the withdrawal process from the European Union under the European and U.K. Parliament approved Withdrawal Agreement. During a transition period currently scheduled to end on December 31, 2020, the United Kingdom will effectively remain in the E.U.’s customs union and single market while a trade deal with the European Union is negotiated. The deadline for extending the transition period ends on June 30, 2020. If the transition period is not extended, on December 31, 2020, the United Kingdom will either exit the European Union without a trade deal or will begin a new trade relationship with the European Union. During the transition period, we continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. If the ultimate terms of the United Kingdom’s separation from the European Union negatively impact the

U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We have taken measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks.

Other Countries. Since we sell our products in over 150 countries and have operations in approximately 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures, including the impacts related to the global outbreak of the novel coronavirus (“COVID-19”) during the first quarter of 2020. Most countries in which we do business have recently experienced periods of significant economic uncertainty as well as exchange rate volatility. We continue to monitor the COVID-19 and other impacts to our business operations, currencies and net monetary exposures in the countries in which we operate. At this time, except for Argentina which is accounted for as a highly inflationary economy, we do not anticipate any other countries in which we operate to be at risk of becoming highly inflationary countries.

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash that is recorded within other current assets and which was $27 million as of March 31, 2020 and $37 million as of December 31, 2019. Total cash, cash equivalents and restricted cash was $1,952 million as of March 31, 2020 and $1,328 million as of December 31, 2019.

Allowances for Credit Losses:
The allowances for credit losses are recorded against our receivables. They are developed at a country and region level based on historical collection experiences, current economic condition of specific customers and the forecasted economic condition of countries using various factors such as bond default rates and consumption indexes. We write-off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws.

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2020	$(35)	$(44)	$(14)
Current period provision for expected credit losses	(5)	1	(2)
Currency	1	3	3
Balance at March 31, 2020	$(39)	$(40)	$(13)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $840 million as of March 31, 2020 and $760 million as of December 31, 2019. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions:
We recorded $89 million in operating lease and $25 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2020 and $26 million in operating lease and $7 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2019.

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

In August 2018, the FASB issued an ASU that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. On January 1, 2020, we adopted the standard on a prospective basis and the standard did not have a material impact to our first quarter 2020 consolidated financial results.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. We will adopt this standard and reflect the changes to our 2020 annual disclosures. This ASU is not expected to have an impact on our consolidated financial statements.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements on fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted the standard on January 1, 2020 and there was no material impact to our consolidated financial statements upon adoption.

In June 2016, the FASB issued an ASU on the measurement of credit losses on financial instruments. This ASU requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2019. We adopted the standard on January 1, 2020 using the modified retrospective basis and there was no material impact to our consolidated financial statements.

Note 2. Acquisitions and Divestitures

On April 1, 2020, we acquired a significant majority interest in Give & Go, a North American leader in fully-finished sweet baked goods and owners of the famous two-bite® brand of brownies and the Create-A-Treat® brand, known for cookie and gingerbread house decorating kits. The acquisition of Give and Go provides access to the in-store bakery channel as well as expands our position in broader snacking. The purchase consideration for Give & Go totaled approximately $1.2 billion. Funding for the acquisition consisted of short-term borrowings and cash on hand. We are currently in the process of determining the allocation of the purchase price, which we expect to predominantly be allocated to identifiable intangible assets and goodwill. During the first quarter of 2020, we incurred $5 million of acquisition-related costs.

On July 16, 2019, we acquired a majority interest in a U.S. refrigerated nutrition bar company, Perfect Snacks, within our North America segment for $284 million cash paid, net of cash received, and expanded our position in broader snacking. During the first quarter of 2020, we finalized the purchase price allocation of $31 million to definite-lived intangible assets, $107 million to indefinite-lived intangible assets, $150 million to goodwill, $1 million to property, plant and equipment, $12 million to inventory, $8 million to accounts receivable, $13 million to current liabilities, $3 million to deferred tax liabilities and $9 million to other liabilities. The acquisition added incremental net revenues of $32 million and an immaterial amount of incremental operating income during the three months ended March 31, 2020.

On May 28, 2019, we completed the sale of most of our cheese business in the Middle East and Africa to Arla Foods of Denmark. In 2019, we received cash proceeds of $161 million and divested $19 million of current assets and $96 million of non-current assets. We also recorded a net pre-tax gain of $44 million on the sale. The divestiture resulted in a quarter-over-quarter decline in net revenues of $33 million and an immaterial amount of lost operating income during the three months ended March 31, 2020.

Note 3. Inventories

Inventories consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Raw materials	$702	$707
Finished product	1,848	1,953
	2,550	2,660
Inventory reserves	(109)	(114)
Inventories, net	$2,441	$2,546

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Land and land improvements	$402	$422
Buildings and building improvements	2,961	3,140
Machinery and equipment	10,669	11,295
Construction in progress	553	680
	14,585	15,537
Accumulated depreciation	(6,531)	(6,804)
Property, plant and equipment, net	$8,054	$8,733

For the three months ended March 31, 2020, capital expenditures of $214 million excluded $259 million of accrued capital expenditures remaining unpaid at March 31, 2020 and included payment for a portion of the $334 million of capital expenditures that were accrued and unpaid at December 31, 2019. For the three months ended March 31, 2019, capital expenditures of $265 million excluded $218 million of accrued capital expenditures remaining unpaid at March 31, 2019 and included payment for a portion of the $331 million of capital expenditures that were accrued and unpaid at December 31, 2018.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, Restructuring Program).

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Latin America	$—	$—
AMEA	(1)	1
Europe	1	1
North America	1	3
Non-cash property, plant and equipment write-downs	$1	$5

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Latin America	$662	$818
AMEA	2,981	3,151
Europe	7,272	7,523
North America	9,301	9,356
Goodwill	$20,216	$20,848

Intangible assets consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Non-amortizable intangible assets	$16,674	$17,296
Amortizable intangible assets	2,267	2,374
	18,941	19,670
Accumulated amortization	(1,670)	(1,713)
Intangible assets, net	$17,271	$17,957

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

Amortization expense for intangible assets was $43 million for the three months ended March 31, 2020 and $44 million for the three months ended March 31, 2019. For the next five years, we currently estimate annual amortization expense of approximately $170 million in 2020, approximately $90 million in 2021 and approximately $80 million in 2022-2024 (reflecting March 31, 2020 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2020	$20,848	$19,670
Currency	(632)	(729)
Balance at March 31, 2020	$20,216	$18,941

During our 2019 annual testing of non-amortizable intangible assets, we recorded $57 million of impairment charges in the third quarter of 2019 related to nine brands. We recorded charges related to gum, chocolate, biscuits and candy brands of $39 million in Europe, $15 million in AMEA and $3 million in Latin America. We also identified fourteen brands, including the nine impaired brands, with $616 million of aggregate book value as of March 31, 2020, that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to not be impaired, but if the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

During Q1 2020, we evaluated our goodwill and intangible asset impairment risk using both qualitative and quantitative analysis and in light of the COVID-19 global pandemic. Based on the financial performance of our goodwill reporting units and intangible assets during the first quarter of 2020 and review of other significant fair value assumptions, we concluded that no impairment indicators were present that would require a full impairment assessment. We will continue to monitor the potential for asset impairment risk over coming quarters.

Note 6. Equity Method Investments

Equity method investments consist of our investments in entities in which we maintain an equity ownership interest and apply the equity method of accounting due to our ability to exert significant influence over decisions relating to their operating and financial affairs. Revenue and expenses of our equity method investees are not consolidated into our financial statements; rather, our proportionate share of the earnings of each investee is reflected as equity method investment net earnings. The carrying values of our equity method investments are also impacted by our proportionate share of items impacting the investee's accumulated other comprehensive income or losses and other items, such as our share of investee dividends.

Our equity method investments include, but are not limited to, our ownership interests in Jacobs Douwe Egberts ("JDE"), Keurig Dr Pepper Inc. (NYSE: "KDP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. As of March 31, 2020, we owned 26.4%, 13.1%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $6,887 million as of March 31, 2020 and $7,212 million as of December 31, 2019. We recorded equity earnings and cash dividends of $138 million and $165 million in the first three months of 2020 and equity earnings and cash dividends of $113 million and $160 million in the first three months of 2019.

Keurig Dr Pepper Transactions:
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

During the first quarter of 2019, we recognized a pre-tax gain of $23 million (or $18 million after-tax) related to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%.

On March 4, 2020, we participated in a secondary offering of KDP shares and sold approximately 6.8 million shares, which reduced our ownership interest by 0.5% to 13.1% of the total outstanding shares. We received $185 million of proceeds and recorded a pre-tax gain of $71 million (or $54 million after-tax) during the three months ended March 31, 2020. We continue to retain significant influence.

Based on the quoted closing price as of March 31, 2020, the fair value of our investment in KDP was $4.5 billion, which exceeded the carrying value of our investment.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and implementation charges of $4.4 billion related to the Simplify to Grow Program. We expect to incur the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the three months ended March 31, 2020 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2020	$301	$—	$301
Charges	14	1	15
Cash spent	(37)	—	(37)
Non-cash settlements/adjustments	(2)	(1)	(3)
Currency	(11)	—	(11)
Liability balance, March 31, 2020	$265	$—	$265

We recorded restructuring charges of $15 million in the first three months of 2020 and $20 million in the first three months of 2019 within asset impairment and exit costs and benefit plan non-service income. We spent $37 million in the first three months of 2020 and $53 million in the first three months of 2019 in cash severance and related costs. We also recognized non-cash pension settlement losses (refer to Note 10, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $3 million in the first three months of 2020 and $29 million in the first three months of 2019. At March 31, 2020, $243 million of our net restructuring liability was recorded within other current liabilities and $22 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $43 million in the first three months of 2020 and $50 million in the first three months of 2019. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three months ended March 31, 2020 and March 31, 2019, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America (1)	Corporate (2)	Total
	(in millions)
For the Three Months Ended March 31, 2020
Restructuring Costs	$4	$(1)	$3	$2	$7	$15
Implementation Costs	7	3	14	10	9	43
Total	$11	$2	$17	$12	$16	$58
For the Three Months Ended March 31, 2019
Restructuring Costs	$—	$6	$—	$6	$8	$20
Implementation Costs	15	7	11	4	13	50
Total	$15	$13	$11	$10	$21	$70
Total Project (3)
Restructuring Costs	$521	$534	$1,079	$471	$136	$2,741
Implementation Costs	276	209	462	394	316	1,657
Total	$797	$743	$1,541	$865	$452	$4,398

(1)
During 2019, our North America region implementation costs included incremental costs that we incurred related to renegotiating collective bargaining agreements that expired in February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business.

(2)	The Corporate column includes minor adjustments for pension settlement losses and rounding.

(3)	Includes all charges recorded since program inception on May 6, 2014 through March 31, 2020.

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2020		As of December 31, 2019
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$3,695	2.0%	$2,581	2.0%
Credit facility borrowings	1,000	1.7%	—	—
Bank loans	69	5.2%	57	5.2%
Total short-term borrowings	$4,764		$2,638

As of March 31, 2020, commercial paper issued and outstanding had between 1 and 80 days remaining to maturity. Commercial paper borrowings since year end increased to finance the payment of long-term debt maturities, share repurchases and dividend payments.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.4 billion at March 31, 2020 and $1.7 billion at December 31, 2019. Borrowings on these lines were $69 million at March 31, 2020 and $57 million at December 31, 2019.

On March 24, 2020, we entered into a $1.75 billion revolving credit agreement for a 364-day senior unsecured credit facility that expires on March 23, 2021. On April 1, 2020, we increased the credit facility from $1.75 billion to $1.95 billion. The agreement includes terms and conditions similar to our existing $4.5 billion multi-year credit facility discussed below with the exception of a requirement that, once the mandatory repayment obligations of the $2.5 billion revolving credit facility described below are satisfied, any proceeds from additional long-term debt issuances of up to $1.95 billion must be used to repay outstanding borrowings under the credit facility and reduce the remaining capacity. As of March 31, 2020, no amounts were drawn on the facility.

On March 6, 2020, we entered into a $2.5 billion revolving credit agreement for a 364-day unsecured credit facility that expires on March 5, 2021. The agreement includes terms and conditions similar to our existing $4.5 billion multi-year credit facility discussed below with the exception of a requirement that any proceeds from long-term debt issuances of up to $2.5 billion in aggregate must be used to repay outstanding borrowings under the credit facility and reduce the remaining capacity. On March 12, 2020, we borrowed $1.0 billion as a strategic decision to increase cash on hand in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. During April 2020, we drew an additional $1.25 billion on the facility primarily to fund the acquisition of Give & Go. Subsequently, we repaid $1.25 billion of the facility and reduced the size of the credit facility to $1.5 billion resulting in a remaining draw capacity of $0.5 billion.

On February 26, 2020, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that expires on February 24, 2021. The agreement replaces our previous credit agreement that was scheduled to expire on February 26, 2020 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of March 31, 2020, no amounts were drawn on the facility.

We also maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The credit facility is scheduled to expire on February 27, 2024. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At March 31, 2020, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $37.3 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of March 31, 2020, no amounts were drawn on the facility.

Long-Term Debt:
On April 13, 2020, we issued $1.0 billion of U.S. dollar denominated notes, consisting of $500 million 2.125% notes that mature on April 13, 2023 and $500 million 2.750% notes that mature on April 13, 2030. We received proceeds of $991.3 million, net of discounts and associated financing costs. The proceeds were used to repay amounts outstanding under our revolving credit agreement. We recorded approximately $8.7 million of deferred financing costs and discounts that will be amortized evenly into interest expense over the life of the notes.

On March 30, 2020, fr225 million (or $235 million) of our 0.05% Swiss franc notes matured. The notes and accrued interest to date were paid from the amounts drawn on our 364-day revolving credit facility, commercial paper and cash on hand.

On February 10, 2020, $427 million of our 5.375% U.S. dollar notes matured. The bonds and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

Fair Value of Our Debt:
The fair value of our short-term borrowings at March 31, 2020 and December 31, 2019 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At March 31, 2020, the aggregate fair value of our total debt was $20,410 million and its carrying value was $19,790 million. At December 31, 2019, the aggregate fair value of our total debt was $19,388 million and its carrying value was $18,426 million.

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Interest expense, debt	$110	$123
Loss related to interest rate swaps	103	—
Other (income)/expense, net	(23)	(43)
Interest and other expense, net	$190	$80

Other income includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts and totaled $33 million for the three months ended March 31, 2020 and $33 million for the three months ended March 31, 2019.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2020		As of December 31, 2019
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$73	$13	$19	$190
Net investment hedge derivative contracts (1)	641	—	312	65
	$714	$13	$331	$255
Derivatives not designated as accounting hedges:
Currency exchange contracts	$158	$136	$67	$50
Commodity contracts	180	342	201	120
	$338	$478	$268	$170
Total fair value	$1,052	$491	$599	$425

(1)
Net investment hedge derivative contracts consist of cross-currency interest rate swaps and forward contracts. We also designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above, but is included in long-term debt discussed in Note 8, Debt and Borrowing Arrangements. Both net investment hedge derivative contracts and non-U.S. dollar denominated debt acting as net investment hedges are also disclosed in the Derivative Volume table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of March 31, 2020
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$22	$—	$22	$—
Commodity contracts	(162)	(29)	(133)	—
Interest rate contracts	60	—	60	—
Net investment hedge contracts	641	—	641	—
Total derivatives	$561	$(29)	$590	$—

	As of December 31, 2019
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$17	$—	$17	$—
Commodity contracts	81	27	54	—
Interest rate contracts	(171)	—	(171)	—
Net investment hedge contracts	247	—	247	—
Total derivatives	$174	$27	$147	$—

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

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of March 31, 2020	As of December 31, 2019
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,544	$2,474
Forecasted transactions	3,869	3,993
Commodity contracts	7,571	7,238
Interest rate contracts	4,250	5,250
Net investment hedges:
Net investment hedge derivative contracts	6,652	6,864
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,381	3,436
British pound sterling notes	327	349
Swiss franc notes	1,223	1,448
Canadian dollar notes	427	462

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Accumulated (loss)/gain at beginning of period	$(212)	$(167)
Transfer of realized losses/(gains) in fair value to earnings	81	—
Unrealized (loss)/gain in fair value	(21)	(69)
Accumulated (loss)/gain at end of period	$(152)	$(236)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Interest rate contracts	$(81)	$—

Within interest and other expense, net, we recognized an after-tax loss of $79 million ($103 million pre-tax) in the three months ended March 31, 2020 related to certain forward-starting interest rate swaps for which the planned tenor of the related forecasted debt was changed.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Interest rate contracts	$(21)	$(69)

Cash flow hedge ineffectiveness was not material for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $19 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of March 31, 2020, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years and 6 months.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of March 31, 2020 was $6.7 billion. The impacts of the net investment hedge derivative contracts on other comprehensive earnings and net earnings were as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$332	$14

(1)
Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$33	$33

(1)	We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings within interest and other expense, net.

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Euro notes	$42	$58
British pound sterling notes	17	(6)
Swiss franc notes	(6)	13
Canadian notes	27	(7)

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,		Location of Gain/(Loss) Recognized in Earnings
	2020	2019
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$(73)	$61	Interest and other expense, net
Forecasted transactions	26	5	Cost of sales
Forecasted transactions	1	—	Interest and other expense, net
Forecasted transactions	(1)	—	Selling, general and administrative expenses
Commodity contracts	(197)	14	Cost of sales
Total	$(244)	$80

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Service cost	$1	$9	$30	$31
Interest cost	13	16	37	51
Expected return on plan assets	(19)	(22)	(99)	(103)
Amortization:
Net loss from experience differences	4	5	29	38
Prior service cost/(credit)	—	—	(2)	(2)
Settlement losses and other expenses	4	4	2	—
Net periodic pension cost	$3	$12	$(3)	$15

Employer Contributions:
During the three months ended March 31, 2020, we contributed $10 million to our U.S. pension plans and $62 million to our non-U.S. pension plans, including $28 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of March 31, 2020, over the remainder of 2020, we plan to make further contributions of approximately $6 million to our U.S. plans and approximately $128 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
On July 11, 2019, we received an undiscounted withdrawal liability assessment related to the complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. We record an immaterial amount of accreted interest each quarter on the long-term liability within interest and other expense, net. As of March 31, 2020, the remaining discounted withdrawal liability was $387 million, with $14 million recorded in other current liabilities and $373 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care benefit consisted of the following:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Service cost	$1	$1
Interest cost	3	4
Amortization:
Net loss from experience differences	3	2
Prior service credit	(8)	(10)
Net periodic postretirement health care benefit	$(1)	$(3)

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Service cost	$1	$1
Interest cost	1	1
Amortization of net gains	(1)	(1)
Net periodic postemployment cost	$1	$1

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2020	33,855,948	$36.19	5 years	$640	million
Annual grant to eligible employees	2,280,440	59.04
Additional options issued	34,350	54.59
Total options granted	2,314,790	58.97
Options exercised (1)	(4,210,414)	28.62		$120	million
Options canceled	(262,968)	41.20
Balance at March 31, 2020	31,697,356	38.31	6 years	$378	million

(1)
Cash received from options exercised was $119 million in the three months ended March 31, 2020. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $17 million in the three months ended March 31, 2020.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2020	5,661,945		$46.90
Annual grant to eligible employees:		Feb. 20, 2020
Performance share units	825,230		65.83
Deferred stock units	545,550		59.04
Additional shares granted (1)	226,700	Various	57.53
Total shares granted	1,597,480		62.77	$100	million
Vested (2)	(1,585,787)		43.10	$68	million
Forfeited	(287,626)		44.78
Balance at March 31, 2020	5,386,012		52.84

(1)	Includes performance share units and deferred stock units.

(2)
The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled less than $3 million in the three months ended March 31, 2020.

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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2020, we had repurchased $16.5 billion of Common Stock pursuant to this authorization. During the three months ended March 31, 2020, we repurchased approximately 12.9 million shares of Common Stock at an average cost of $54.25 per share, or an aggregate cost of approximately $0.7 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2020, we have $2.5 billion in remaining share repurchase capacity.

Note 12. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in legal proceedings, claims, disputes, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business, including those noted below in this section. We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For matters we have not provided for that are reasonably possible to result in an unfavorable outcome, management is unable to estimate the possible loss or range of loss or such amounts have been determined to be immaterial. At present we believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial monetary damages. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position.

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the "District Court"), Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. On August 15, 2019, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows. On October 23, 2019, following a ruling by the United States Court of Appeals for the Seventh Circuit regarding Mondelēz Global's allegations that the CFTC and its Commissioners violated certain terms of the settlement agreement and the CFTC's argument that the Commissioners were not bound by the terms of the settlement agreement, the District Court vacated the settlement agreement and reinstated all pending motions that the District Court had previously mooted as a result of the settlement. The parties have reached a new agreement in principle to resolve the CFTC action and have submitted the settlement to the District Court for approval. The District Court has scheduled a conference on June 4, 2020 to discuss the proposed settlement agreement. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the District Court by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action, and the plaintiffs are seeking class action certification; monetary damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the District Court. On January 3, 2020, the District Court granted plantiffs' request to certify a class. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action. Although the CFTC action and the class action complaints involve the same alleged conduct, a resolution or decision with respect to one of the matters may not be dispositive as to the outcome of the other matter.

In November 2019, the European Commission informed us that it has initiated an investigation into our alleged infringement of European Union competition law through certain practices restricting cross-border trade within the European Economic Area. We are cooperating with the investigation and expect to engage further with the European Commission as their investigation proceeds. It is not possible to predict how long the investigation will take or the ultimate outcome of this matter.

On August 21, 2018, the Virginia Department of Environmental Quality (“VDEQ”) issued a Notice of Violation (“NOV”) to Mondelēz Global. In the NOV, the VDEQ alleges that in our Richmond bakery, one operating line did not have the proper minimum temperature on its pollution control equipment and that the bakery failed to provide certain observation and training records. The VDEQ indicated that the alleged violations may lead to a fine and/or injunctive relief. We are working with the VDEQ to reach a resolution of this matter. We expect the penalty we will pay related to this matter will be less than $100,000 and thus do not expect this matter to have a material effect on our financial results.

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2020, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $104 million in the first three months of 2020 and $29 million in the first three months of 2019.

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,302)	$(8,603)
Currency translation adjustments	(1,421)	168
Tax (expense)/benefit	(90)	22
Other comprehensive earnings/(losses)	(1,511)	190
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	5	1
Balance at end of period	(9,808)	(8,412)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,744)	$(1,860)
Net actuarial gain/(loss) arising during period	(5)	(24)
Tax (expense)/benefit on net actuarial gain/(loss)	—	6
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	25	32
Settlement losses and other expenses (1)	6	4
Tax expense/(benefit) on reclassifications (2)	(8)	(7)
Currency impact	61	(1)
Other comprehensive earnings/(losses)	79	10
Balance at end of period	(1,665)	(1,850)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(212)	$(167)
Net derivative gains/(losses)	(37)	(77)
Tax (expense)/benefit on net derivative gain/(loss)	14	8
Losses/(gains) reclassified into net earnings:
Interest rate contracts (3)	105	—
Tax expense/(benefit) on reclassifications (2)	(24)	—
Currency impact	2	—
Other comprehensive earnings/(losses)	60	(69)
Balance at end of period	(152)	(236)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,258)	$(10,630)
Total other comprehensive earnings/(losses)	(1,372)	131
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	5	1
Other comprehensive earnings/(losses) attributable to Mondelēz International	(1,367)	132
Balance at end of period	$(11,625)	$(10,498)

(1)	These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.

(2)	Taxes reclassified to earnings are recorded within the provision for income taxes.

(3)	These reclassified gains or losses are recorded within interest and other expense, net.

Note 14. Income Taxes

As of the first quarter of 2020, our estimated annual effective tax rate, which excludes discrete tax impacts, was 25.2%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended March 31, 2020 of 21.2% was favorably impacted by discrete net tax benefits of $28 million, primarily driven by a $22 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

As of the first quarter of 2019, our estimated annual effective tax rate, which excluded discrete tax impacts, was 25.9%. This reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended March 31, 2019 of 19.4% was favorably impacted by discrete net tax benefits of $63 million, primarily driven by $60 million of benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in various jurisdictions.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in millions, except per share data)
Net earnings	$760	$920
Noncontrolling interest earnings	(7)	(6)
Net earnings attributable to Mondelēz International	$753	$914
Weighted-average shares for basic EPS	1,434	1,449
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	11	12
Weighted-average shares for diluted EPS	1,445	1,461
Basic earnings per share attributable to Mondelēz International	$0.53	$0.63
Diluted earnings per share attributable to Mondelēz International	$0.52	$0.63

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 4.0 million in the first three months of 2020 and 6.2 million in the first three months of 2019.

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net revenues:
Latin America	$726	$800
AMEA	1,502	1,541
Europe	2,584	2,551
North America	1,895	1,646
Net revenues	$6,707	$6,538
Earnings before income taxes:
Operating income:
Latin America	$78	$98
AMEA	234	256
Europe	472	500
North America	381	319
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(185)	16
General corporate expenses	(76)	(109)
Amortization of intangibles	(43)	(44)
Acquisition-related costs	(5)	—
Operating income	856	1,036
Benefit plan non-service income	33	17
Interest and other expense, net	(190)	(80)
Earnings before income taxes	$699	$973

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, Note 2, Acquisitions and Divestitures, Note 4, Property, Plant and Equipment, Note 5, Goodwill and Intangible Assets, and Note 7, Restructuring Program. Also see Note 8, Debt and Borrowing Arrangements, and Note 9, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended March 31, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$174	$508	$746	$1,598	$3,026
Chocolate	194	543	1,363	56	2,156
Gum & Candy	182	185	173	241	781
Beverages	102	171	25	—	298
Cheese & Grocery	74	95	277	—	446
Total net revenues	$726	$1,502	$2,584	$1,895	$6,707

	For the Three Months Ended March 31, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$170	$461	$734	$1,372	$2,737
Chocolate	230	557	1,360	59	2,206
Gum & Candy	200	225	173	215	813
Beverages	123	172	26	—	321
Cheese & Grocery	77	126	258	—	461
Total net revenues	$800	$1,541	$2,551	$1,646	$6,538

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

Recent Developments and Significant Items Affecting Comparability

COVID-19
We have been actively monitoring the outbreak of COVID-19 and its impact globally. Our highest priorities have been the safety of our employees and working with our employees and network of suppliers and customers to help maintain the global food supply chain.

During the first quarter of 2020, we experienced a significant increase in demand and revenue growth in developed markets as consumers increased their food purchases for in-home consumption. Results were particularly strong in modern trade (such as large grocery supermarkets and retail chains) and e-commerce, especially for some categories like biscuits. Other parts of our business were negatively affected by mandated lockdowns and other related restrictions including some of our emerging markets with a greater concentration of traditional trade (such as small family-run stores) as well as our travel retail (such as international duty-free stores) and foodservice businesses. We also experienced temporary disruptions in operations in some of our emerging market that were not material to our consolidated results for the first quarter of 2020. We discuss these and other impacts of COVID-19 below and provide more information on risks related to COVID-19 under Item 1A, Risk Factors.

Our Employees, Customers and Communities
We have taken a number of actions to promote the health and safety of our employees, customers and consumers, which is our first priority:

•
We implemented enhanced protocols to provide a safe and sanitary working environment for our employees. In many locations, our employees are working remotely whenever possible. For employees who are unable to work remotely, we have adopted a number of heightened protocols, consistent with those prescribed by the World Health Organization, related to social distancing (including staggering lunchtimes and shifts where possible and restricting in-person gatherings and non-essential travel) and enhanced hygiene and workplace sanitation. At a local level, we have also provided additional flexibility and support to employees in our manufacturing facilities, distribution and logistics operations and sales organization.

•
On March 23, 2020, we announced that we expect to hire 1,000 U.S. employees to promote the uninterrupted functioning of our U.S. distribution and sales network as we respond to additional marketplace demand and reinforce our workforce.

•
We also announced a $15 million global commitment to assist those most impacted by COVID-19. We are supporting local and global organizations that are responding to food instability and providing emergency relief.

Our Supply Chain and Operations
We operate in the food and beverages industry and are part of the global food supply chain. One of our main objectives as this crisis unfolds is to maintain the availability of our products to meet the needs of our consumers. In response to increased demand, we have increased production and to date, we have not experienced material disruptions in our supply chain or operations:

•
We are leveraging learnings from our timely response to the initial outbreak in China, and we put in place procedures across our supply chain to help mitigate the risk that our manufacturing sites experience material closures or disruptions.

•	We have been able to source raw ingredients, packaging, energy and transportation and deliver our products to our customers.

•	We have not experienced material disruptions in our workforce; however, mandatory and voluntary stay-at-home restrictions have resulted in increased levels of absenteeism.

•
Commodity costs have become more volatile due to the COVID-19 outbreak. Although we monitor our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs. We anticipate continued commodity cost volatility as the pandemic continues.

•
We have experienced temporary disruptions in operations in some of our emerging markets that were not material to our consolidated results for the first quarter of 2020. The COVID-19 outbreak could disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, or our co-manufacturers or distributors. These disruptions or our failure to effectively respond to them could increase product or distribution costs, prices and potentially affect the availability of our products.

•
Our first quarter net revenue and net earnings in U.S. dollars were negatively affected by currency translation losses from a generally stronger U.S. dollar relative to other currencies in the countries in which we operate.

•
While our global supply chain and operations are currently not materially negatively affected, we do not know whether or how they may be negatively affected if the pandemic persists for an extended period. While we respond to this evolving situation, we intend to continue to execute on our strategic operating plans. However, disruptions or uncertainties like those noted above could result in delays or modifications to our plans and initiatives.

Our Liquidity
We believe the steps we have taken to enhance our capital structure and liquidity over the last several years and months have strengthened our ability to operate through current conditions:

•	During 2019, we generated $4.0 billion of cash from operations, or $3.0 billion after deducting capital expenditures.

•
During the first quarter of 2020, we generated $284 million of cash from operations, or $70 million after capital expenditures. As discussed further in Note 8, Debt and Borrowing Arrangements, we also increased our borrowing capacity under our credit facilities to $10.25 billion, and on March 12, 2020, we borrowed $1.0 billion under one of the credit facilities as a strategic decision to increase cash on hand in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. During the quarter, we also received $185 million of cash related to our participation in the Keurig Dr Pepper Inc. ("KDP") secondary offering, as a cautionary measure we suspended our share repurchase program in March and we repaid $662 million of maturing long-term debt. At March 31, 2020, we had $1.9 billion of cash and cash equivalents on hand and $9.25 billion of available net borrowing capacity under our credit facilities.

•
In April 2020, we closed on the Give & Go acquisition in North America and paid approximately $1.2 billion from cash on hand and an increase in our borrowings under one of our credit facilities. We subsequently issued $1.0 billion of U.S. dollar denominated long-term notes and used the net proceeds to repay a portion of the amounts borrowed under one of our credit facilities. At April 28, 2020, our available net borrowing capacity under our credit facilities was $8.45 billion. Refer to Note 8, Debt and Borrowing Arrangements, for additional information.

•
Based on our current access to cash and financing, we do not anticipate any issue in funding our next long-term debt maturities of approximately $750 million in May 2020 and approximately $140 million in October 2020.

•
While the commercial paper market has become significantly more volatile in recent weeks, we have continued to be able to raise short-term financing from these markets. We have also been able to draw on our available credit facilities and access funds through existing lines of credit and intercompany loans. We may also issue additional long-term debt this year. We have been, and we expect to continue to be, in compliance with our debt covenants.

•
In the event of a broader economic or credit crisis, credit availability and our ability to raise capital when needed could become impaired. A disruption in the financial markets may also have a negative effect on our derivative counterparties and could also impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these or other developments we may not be able to fully predict or respond to could materially harm our business, results of operations and financial condition.

Our Financial Position

•
We evaluated the realizability of our assets and whether there were any impairment indicators in the first quarter, which included a review of our receivables, inventory, right-of-use lease assets, long-lived assets, equity method and other long-term investments, goodwill and intangible assets. We concluded that as of the end of the first quarter of 2020, our assets were fairly stated and recoverable.

•
Restructuring and implementation activities in the first quarter were consistent with our expectations and our Simplify to Grow Program strategic objectives. We did not incur significant restructuring or implementation costs specifically in response to COVID-19.

•	We will continue to monitor the quality of our assets and our overall financial position over coming quarters.

•	We also continue to hold our equity investments in Jacobs Douwe Egberts ("JDE") and KDP, which give us additional financial flexibility.

The business and economic environment is changing rapidly and additional impacts may arise that we cannot currently anticipate. While there is still significant uncertainty about the ongoing impacts of the COVID-19 outbreak on the global economy and on our business, barring material business disruptions or other negative developments, we anticipate continuing to meet the demand of consumers for our snacks, food and beverage products. However, elevated consumer demand we experienced in the first quarter of 2020 may not continue indefinitely and could decline. We are unable to predict how long this sustained demand will last or how significant it will be. We expect the COVID-19 outbreak to result in lower revenues in some of our emerging market countries that have a higher concentration of traditional trade outlets (such as small family-run stores), as well as in our travel retail (such as international duty-free stores) and foodservice businesses. We could also see declines in developed markets if current demand tapers off due to the ongoing COVID-19 outbreak and response. We continue to communicate with and support our employees and customers; monitor and take steps to further safeguard our supply chain, operations, technology and assets; protect our liquidity and financial position; work toward our strategic priorities and monitor our financial performance as we seek to position the Company to withstand the current uncertainty related to this pandemic.

Keurig Dr Pepper Secondary Offering
On March 4, 2020, we participated in a secondary offering of KDP shares and sold approximately 6.8 million shares, which reduced our ownership interest by 0.5% to 13.1% of the total outstanding shares. We received $185 million of proceeds and recorded a pre-tax gain of $71 million (or $54 million after-tax) during the three months ended March 31, 2020. Refer to Note 6, Equity Method Investments, for additional information on our investment in KDP and related gains on equity method investment transactions.

Summary of Results

•
Net revenues increased 2.6% to $6.7 billion in the first three months of 2020 as compared to the same period in the prior year. Net revenues were significantly impacted by the COVID-19 outbreak and response. In developed markets, particularly North America, demand for our products grew significantly as consumers increased their food purchases for in-home consumption. In some of our emerging markets, where we have a greater concentration of traditional trade, as well as in our travel retail and foodservice businesses, net revenues were negatively affected by mandated lockdowns and other related restrictions. Overall, favorable volume/mix and higher net pricing as well as incremental net revenues from our July 16, 2019 acquisition of Perfect Snacks drove our net revenue increase. These items were partially offset by the significant impact of unfavorable currency translation, as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year, and a prior-year divestiture of most of our cheese business in the Middle East and Africa.

•
Organic Net Revenue, a non-GAAP financial measure, increased 6.4% to $6.9 billion in the first three months of 2020 as compared to same period in the prior year. During the first three months of 2020, Organic Net Revenue also grew due to favorable volume/mix, in part driven by increased consumer demand during the COVID-19 outbreak, and higher net pricing. Refer to our Recent Developments and Significant Items Affecting Comparability above and Discussion and Analysis of Historical Results below, including the Results of Operations by Reportable Segment, for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•
Diluted EPS attributable to Mondelēz International decreased 17.5% to $0.52 in the first three months of 2020 as compared to the same period in the prior year. The decrease was primarily driven by unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives, a loss related to an interest rate swap and unfavorable currency translation, partially offset by higher gains on equity method investment transactions, operating gains, an increase in equity method investment earnings, fewer shares outstanding and lower taxes.

•
Adjusted EPS, a non-GAAP financial measure, increased 6.2% to $0.69 in the first three months of 2020 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS increased 10.8% to $0.72 in the first three months of 2020 as compared to the same period in the prior year. For the first three months of 2020, operating gains, an increase in equity method investment earnings, fewer shares outstanding and lower taxes were significant drivers of growth. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Outlook

We seek to achieve profitable, long-term growth and manage our business to attain this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. We use these non-GAAP financial metrics and related computations, particularly growth in profit dollars, to evaluate and manage our business and to plan and make near- and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to our U.S. Generally Accepted Accounting Principles ("U.S. GAAP") financial results. We believe it is useful to provide investors with the same financial information that we use internally to make comparisons of our historical operating results, identify trends in our underlying operating results and evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our GAAP results. We have provided reconciliations between our GAAP and non-GAAP financial measures in Non-GAAP Financial Measures, which appears later in this section.

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2019 and discussed in the footnotes to our financial statements.

•
Market conditions. Snack categories continued to grow in the first quarter of 2020, in part due to increased consumer demand for snacks purchases for in-home consumption during the COVID-19 outbreak. As further discussed below and in Item 3, Quantitative and Qualitative Disclosures about Market Risks, volatility in global consumer, commodity, currency and capital markets increased significantly during the first quarter of 2020 and is expected to continue while and until the COVID-19 outbreak is largely resolved.

•
COVID-19. We have been monitoring the COVID-19 outbreak. While its full impact is not yet known, it has had a material negative effect on the economy and could have a material negative effect on our business and results in 2020, particularly if there are significant adverse changes to consumer demand or significant disruptions to the supply, production or distribution of our products or the credit or financial stability of our customers and other business partners. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may also have a negative effect on our derivative counterparties and could also impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our business, results of operations and financial condition. We will continue to prioritize the safety of our employees and consumers. We expect increased labor, customer service, logistics and other costs and we anticipate a shift in product mix that could have a negative impact on results. As discussed in Recent Developments and Significant Items Affecting Comparability, we are working to mitigate any negative impacts to our business from the COVID-19 outbreak, but we may not be able to fully predict or respond to all impacts on a timely basis to prevent near- and long-term adverse impacts to our results.

•
Brexit. On January 31, 2020, the United Kingdom began the withdrawal process from the European Union under the European and U.K. Parliament approved Withdrawal Agreement. During a transition period currently scheduled to end on December 31, 2020, the United Kingdom will effectively remain in the E.U.’s customs union and single market while a trade deal with the European Union is negotiated. The deadline for extending the transition period ends on June 30, 2020. If the transition period is not extended, on December 31, 2020, the United Kingdom will either exit the European Union without a trade deal or will begin a new trade relationship with the European Union. During the transition period, we continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Our exposure to disruptions to our supply chain, the imposition of tariffs and currency devaluation in the United Kingdom could result in a material impact to our consolidated revenue, earnings and cash flow. In the three months ended March 31, 2020, we generated 9.4% of our consolidated net revenues in the United Kingdom and our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. The volatility in foreign currencies and other markets is expected to continue as the United Kingdom executes its exit from the European Union. If the U.K.'s membership in the European Union terminates without trade and other cross-border operating agreements, there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and other countries, including those in the European Union, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. If the ultimate terms of the U.K.’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We have taken measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks. Resulting impacts and market volatility can vary significantly depending on the final terms of the U.K.’s exit from the European Union.

•
Taxes. During the third quarter of 2019, we recorded the impact of Swiss tax reform and we continue to monitor for any additional interpretative guidance that could result in changes to the amounts we have recorded. In the United States, while the 2017 U.S. tax reform reduced the U.S. corporate tax rate and included some beneficial provisions, other provisions have, and in the future will have, an adverse effect on our results. We continue to evaluate the impacts as additional guidance on implementing the legislation becomes available. While additional guidance has been issued by the IRS and the U.S. Treasury Department, there are still some areas that may not be clarified for some time. Also, a number of U.S. states have not updated their laws to take into account the new federal legislation. As a result, there may be additional impacts of the new laws on our future results of operations and financial condition. It is possible that U.S. or Swiss tax reform or related interpretations could change and have an adverse effect on us that could be material. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on Swiss and U.S. tax reform.

•
Argentina. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, we continue to apply highly inflationary accounting for our Argentinian subsidiaries, and during the three months ended March 31, 2020, we recorded a remeasurement loss of $2 million within selling, general and administrative expenses related to the revaluation of our Argentinian peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Argentinian pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

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

		For the Three Months Ended March 31,
	See Note	2020	2019
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(15)	$(20)
Implementation charges		(43)	(50)
Mark-to-market (losses)/gains from derivatives (1)	Note 9	(184)	16
Acquisition and divestiture-related costs
Acquisition-related costs		(5)	—
Divestiture-related costs		—	1
Remeasurement of net monetary position	Note 1	(2)	(2)
Impact from pension participation changes (1)	Note 10	(3)	—
CEO transition remuneration (2)		—	(3)
Loss related to interest rate swaps	Note 8 & 9	(103)	—
Gains on equity method investment transactions (3)	Note 6	71	23
Equity method investee acquisition- related or other (charges)/benefits, net		(11)	(17)
Effective tax rate (4)	Note 14	21.2%	19.4%

(1)	Includes impacts recorded in operating income and interest expense and other, net.

(2)	Please see the Non-GAAP Financial Measures section at the end of this item for additional information.

(3)	Gains on equity method investment transactions is recorded outside pre-tax operating results on the condensed consolidated statement of earnings.

(4)
Refer to Note 14, Income Taxes, for more information on our effective tax rate and to our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on the impact of Swiss and U.S. tax reform.

Consolidated Results of Operations

Three Months Ended March 31:

	For the Three Months Ended March 31,
	2020	2019	$ change	% change
	(in millions, except per share data)
Net revenues	$6,707	$6,538	$169	2.6%
Operating income	856	1,036	(180)	(17.4)%
Net earnings attributable to Mondelēz International	753	914	(161)	(17.6)%
Diluted earnings per share attributable to Mondelēz International	0.52	0.63	(0.11)	(17.5)%

Net Revenues – Net revenues increased $169 million (2.6%) to $6,707 million in the first three months of 2020, and Organic Net Revenue (1) increased $419 million (6.4%) to $6,924 million. Developed markets net revenue increased 6.3% and developed markets Organic Net Revenue increased 7.6%. Emerging markets net revenues decreased 3.4%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 4.5% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2020
Change in net revenues (by percentage point)
Total change in net revenues	2.6%
Add back the following items affecting comparability:
Unfavorable currency	3.8	pp
Impact of divestiture	0.5	pp
Impact of acquisition	(0.5	)pp
Total change in Organic Net Revenue (1)	6.4%
Favorable volume/mix	4.6	pp
Higher net pricing	1.8	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 2.6% was driven by our underlying Organic Net Revenue growth of 6.4% and the impact of an acquisition, partially offset by unfavorable currency and the impact of a prior-year divestiture. Net revenues were higher in developed markets, particularly North America, where due to the COVID-19 outbreak and response, demand for our products grew significantly as consumers increased their food purchases for in-home consumption. In some of our emerging markets, where we have a greater concentration of traditional trade, as well as in our travel retail and foodservice businesses, revenues were negatively affected by mandated lockdowns and other related restrictions. Organic Net Revenue growth was driven by both favorable volume/mix and higher net pricing. Favorable volume/mix was reflected in all regions except Latin America. Net pricing was up, which includes the benefit of carryover pricing from 2019 as well as the effects of input cost-driven pricing actions taken during the first three months of 2020. Higher net pricing was reflected in all regions. The July 16, 2019 acquisition of a majority interest in Perfect Snacks added incremental net revenues of $32 million in the first three months of 2020. Unfavorable currency impacts decreased net revenues by $249 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Argentinian peso, euro, Australian dollar and British pound sterling. The impact of the divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019 resulted in a year-over-year decline in net revenues of $33 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income decreased $180 million (17.4%) to $856 million in the first three months of 2020. Adjusted Operating Income (1) increased $16 million (1.5%) to $1,106 million and Adjusted Operating Income on a constant currency basis (1) increased $62 million (5.7%) to $1,152 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended March 31, 2019	$1,036
Simplify to Grow Program (2)	70
Mark-to-market gains from derivatives (3)	(16)
Divestiture-related costs (4)	(1)
Operating income from divestiture (4)	(4)
Remeasurement of net monetary position (5)	2
CEO transition remuneration (1)	3
Adjusted Operating Income (1) for the Three Months Ended March 31, 2019	$1,090
Higher net pricing	119
Higher input costs	(108)
Favorable volume/mix	125
Higher selling, general and administrative expenses	(85)
Impact from acquisition (4)	2
Prior-year VAT-related settlement	9
Total change in Adjusted Operating Income (constant currency) (1)	62	5.7%
Unfavorable currency translation	(46)
Total change in Adjusted Operating Income (1)	16	1.5%
Adjusted Operating Income (1) for the Three Months Ended March 31, 2020	$1,106
Simplify to Grow Program (2)	(58)
Mark-to-market losses from derivatives (3)	(185)
Acquisition-related costs (4)	(5)
Remeasurement of net monetary position (5)	(2)
Operating Income for the Three Months Ended March 31, 2020	$856	(17.4)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 7, Restructuring Program, for more information.

(3)
Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(4)
Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2020 acquisition of a significant majority interest in Give & Go, the July 16, 2019 acquisition of a majority interest in Perfect Snacks and the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.

(5)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

During the first three months of 2020, we realized higher net pricing, which was mostly offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2019 as well as the effects of input cost-driven pricing actions taken during the first three months of 2020, was reflected across all regions. The increase in input costs was driven by higher raw material costs, as manufacturing costs were essentially flat as productivity was offset by COVID-19 related costs. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher dairy, energy, packaging, grains and other ingredients costs, partially offset by lower costs for sugar and cocoa. Favorable volume/mix was driven by North America and Europe, which was partially offset by unfavorable volume/mix in Latin America and AMEA.

Total selling, general and administrative expenses increased $44 million from the first three months of 2019, due to a number of factors noted in the table above, including in part, the impact of an acquisition and acquisition-related costs incurred in the first three months of 2020, which were more than offset by a favorable currency impact related to expenses, lapping a prior-year VAT-related settlement, lower implementation costs incurred for the Simplify to

Grow Program, lower CEO transition remuneration and the impact from a prior-year divestiture. Excluding these factors, selling, general and administrative expenses increased $85 million from the first three months of 2019. The increase was driven primarily by higher advertising and consumer promotion costs and higher overheads reflecting route-to-market investments.

We recorded an expense of $9 million from a VAT-related settlement in Latin America in the first three months of 2019. Unfavorable currency changes decreased operating income by $46 million due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinian peso, Brazilian real, euro, Australian dollar, British pound sterling and Chinese yuan.

Operating income margin decreased from 15.8% in the first three months of 2019 to 12.8% in the first three months of 2020. The decrease in operating income margin was driven primarily by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities and lower Adjusted Operating Income margin, partially offset by lower Simplify to Grow Program costs. Adjusted Operating Income margin decreased from 16.8% for the first three months of 2019 to 16.5% for first three months of 2020. The decrease in Adjusted Operating Income margin was driven primarily by higher raw material costs and higher advertising and promotion costs, partially offset by higher pricing and overhead cost leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $753 million decreased by $161 million (17.6%) in the first three months of 2020. Diluted EPS attributable to Mondelēz International was $0.52 in the first three months of 2020, down $0.11 (17.5%) from the first three months of 2019. Adjusted EPS (1) was $0.69 in the first three months of 2020, up $0.04 (6.2%) from the first three months of 2019. Adjusted EPS on a constant currency basis (1) was $0.72 in the first three months of 2020, up $0.07 (10.8%) from the first three months of 2019.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2019	$0.63
Simplify to Grow Program (2)	0.03
Mark-to-market gains from derivatives (2)	(0.01)
Gain on equity method investment transaction (3)	(0.01)
Equity method investee acquisition-related or other charges/(benefits), net (4)	0.01
Adjusted EPS (1) for the Three Months Ended March 31, 2019	$0.65
Increase in operations	0.03
Increase in equity method investment net earnings	0.01
Changes in benefit plan non-service income	0.01
Changes in income taxes (5)	0.01
Changes in shares outstanding (6)	0.01
Adjusted EPS (constant currency) (1) for the Three Months Ended March 31, 2020	$0.72
Unfavorable currency translation	(0.03)
Adjusted EPS (1) for the Three Months Ended March 31, 2020	$0.69
Simplify to Grow Program (2)	(0.03)
Mark-to-market losses from derivatives (2)	(0.11)
Loss related to interest rate swaps (7)	(0.06)
Gain on equity method investment transaction (3)	0.04
Equity method investee acquisition-related or other (charges)/benefits, net (4)	(0.01)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2020	$0.52

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)	See the Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 6, Equity Method Investments, for more information on the gains on equity method investment transactions.

(4)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and KDP equity method investees.

(5)	Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net revenues:
Latin America	$726	$800
AMEA	1,502	1,541
Europe	2,584	2,551
North America	1,895	1,646
Net revenues	$6,707	$6,538
Earnings before income taxes:
Operating income:
Latin America	$78	$98
AMEA	234	256
Europe	472	500
North America	381	319
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(185)	16
General corporate expenses	(76)	(109)
Amortization of intangibles	(43)	(44)
Acquisition-related costs	(5)	—
Operating income	856	1,036
Benefit plan non-service income	33	17
Interest and other expense, net	(190)	(80)
Earnings before income taxes	$699	$973

Latin America

	For the Three Months Ended March 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$726	$800	$(74)	(9.3)%
Segment operating income	78	98	(20)	(20.4)%

Three Months Ended March 31:

Net revenues decreased $74 million (9.3%), due to unfavorable currency (16.3 pp) and unfavorable volume/mix (1.9 pp), partially offset by higher net pricing (8.9 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Brazilian real, Argentinian peso and Mexican peso. Unfavorable volume/mix was due to the impact of pricing-related elasticity and COVID-19 related impacts which emerged late in the quarter. Unfavorable volume/mix was driven by declines in refreshment beverages, gum, chocolate and candy, partially offset by gains in biscuits and cheese & grocery. Higher net pricing was reflected across all categories, driven primarily by Argentina and Mexico.

Segment operating income decreased $20 million (20.4%), primarily due to higher raw material costs, unfavorable volume/mix, unfavorable currency and higher other selling, general and administrative expenses (net of lapping the expense of a VAT-related settlement in 2019). These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and lower costs incurred for the Simplify to Grow Program.

AMEA

	For the Three Months Ended March 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$1,502	$1,541	$(39)	(2.5)%
Segment operating income	234	256	(22)	(8.6)%

Three Months Ended March 31:

Net revenues decreased $39 million (2.5%), due to unfavorable currency (2.6 pp) and the impact of a divestiture (2.1 pp), partially offset by higher net pricing (1.3 pp) and favorable volume/mix (0.9 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Australian dollar, Chinese yuan, South African rand and Indian rupee. The divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019, resulted in a year-over-year decline in net revenues of $33 million. Higher net pricing was driven by refreshment beverages and biscuits, partially offset by lower net pricing in chocolate, candy, gum and cheese & grocery. Favorable volume/mix, despite the negative impact from COVID-19 related lockdowns impacting our traditional trade markets, was driven by gains in biscuits, chocolate and cheese & grocery, partially offset by declines in gum, refreshment beverages and candy.

Segment operating income decreased $22 million (8.6%), primarily due to higher raw material costs, higher advertising and consumer promotion costs, unfavorable volume/mix, higher other selling, general and administrative expenses, unfavorable currency and the impact of the divestiture. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and lower costs incurred for the Simplify to Grow Program.

Europe

	For the Three Months Ended March 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$2,584	$2,551	$33	1.3%
Segment operating income	472	500	(28)	(5.6)%

Three Months Ended March 31:

Net revenues increased $33 million (1.3%), due to favorable volume/mix (3.9 pp) and higher net pricing (0.4 pp), partially offset by unfavorable currency (3.0 pp). Favorable volume/mix was driven by gains across all categories except refreshment beverages. Volume/mix was impacted by COVID-19, as increased food purchases for in-home consumption were more than offset by a negative impact on our travel retail and foodservice businesses due to lockdowns and other restrictions. Higher net pricing was reflected across all categories. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, primarily the euro, British pound sterling, Turkish lira, Norwegian krone and Russian ruble.

Segment operating income decreased $28 million (5.6%), primarily due to higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency, higher manufacturing costs, higher other selling, general and administrative expenses and higher costs incurred for the Simplify to Grow Program. These unfavorable items were partially offset by favorable volume/mix and higher net pricing.

North America

	For the Three Months Ended March 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$1,895	$1,646	$249	15.1%
Segment operating income	381	319	62	19.4%

Three Months Ended March 31:

Net revenues increased $249 million (15.1%), due to favorable volume/mix (12.2 pp), the impact of an acquisition (1.9 pp) and higher net pricing (1.2 pp), partially offset by unfavorable currency (0.2 pp). Favorable volume/mix, in part due to the impact from COVID-19 as consumers increased their food purchases for in-home consumption, was driven by gains in biscuits, candy and gum, partially offset by a decline in chocolate. The July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $32 million in the first three months of 2020. Higher net pricing was reflected across all categories except gum. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $62 million (19.4%), primarily due to favorable volume/mix and higher net pricing. These favorable items were partially offset by higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, higher manufacturing costs reflecting COVID-19 related costs and higher raw material costs.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. In light of the current uncertainty in the global markets related to the COVID-19 outbreak, however, an economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could also impair our banking and other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our access to capital or financial condition. As a precautionary measure and to preserve financial flexibility, we increased our credit facility borrowing capacity and increased our cash position by borrowing under one of our credit facilities. Refer to Recent Developments and Significant Items Affecting Comparability and Note 8, Debt and Borrowing Arrangements, for additional details. We also continue to utilize our commercial paper program and international credit lines and evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, however if a serious economic or credit market crisis ensues, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $284 million in the first three months of 2020 and $465 million in the first three months of 2019. The decrease in net cash provided by operating activities was due primarily to payments of effective interest rate swap cash settlements and payments for several indirect tax matters that were resolved during the fourth quarter of 2019 under a tax amnesty program in India.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $55 million in the first three months of 2020 and $223 million in the first three months of 2019. The decrease in net cash used in investing activities was due primarily to cash received from our participation in the KDP secondary offering and lower capital expenditures, partially offset by the payment of interest rate swaps for which the planned tenor of the related forecasted debt was changed and lower cash receipts from the settlement and replacement of net investment hedge derivative contracts. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. During the first quarter of 2020 and due to the ongoing COVID-19 situation, we reduced our expected 2020 capital expenditures from up to $0.9 billion to up to $0.8 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures with cash from operations.

Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $455 million in the first three months of 2020 and $201 million in the first three months of 2019. The increase in cash provided by financing activities was primarily due to higher net debt issuances, partially offset by higher dividends paid and higher share repurchases.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first three months of 2020. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 71.6% (or $4.8 billion) of the $6.7 billion of consolidated net revenue in the three months ended March 31, 2020. The operations held by MIHN represented approximately 88.0% (or $22.7 billion) of the $25.8 billion of net assets as of March 31, 2020 and 87.2% (or $23.9 billion) of the $27.4 billion of net assets as of December 31, 2019.

During February 2020, our Board of Directors approved a new $8.0 billion long-term financing authority to replace the prior $5.0 billion authority. As of March 31, 2020, we had $8.0 billion of long-term financing authority remaining.

In the 12 months subsequent to March 31, 2020, approximately $1.6 billion of long-term debt will mature as follows: $750 million in May 2020, $140 million in October 2020 and $749 million in January 2021. We expect to fund these repayments with a combination of cash from operations, short-term borrowings, including issuance of commercial paper, and long-term debt.

Our total debt was $19.8 billion at March 31, 2020 and $18.4 billion at December 31, 2019. Our debt-to-capitalization ratio was 0.44 at March 31, 2020 and 0.40 at December 31, 2019. At March 31, 2020, the weighted-average term of our outstanding long-term debt was 5.8 years. Our average daily commercial paper borrowings outstanding were $3.7 billion in the first three months of 2020 and $4.1 billion in the first three months of 2019. We had commercial paper outstanding totaling $3.7 billion as of March 31, 2020 and $2.6 billion as of December 31, 2019. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 8, Debt and Borrowing Arrangements.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first three months of 2020, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for dairy, energy, packaging, grains and other ingredients, partially offset by lower costs for sugar and cocoa.

A number of external factors such as the current COVID-19 global pandemic, weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, such as dairy, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Due to competitive or market conditions, planned trade or promotional incentives, fluctuations in currency exchange rates or other factors, our pricing actions may also lag commodity cost changes temporarily.

We expect price volatility and a higher aggregate cost environment to continue in the remainder of 2020. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 8, Debt and Borrowing Arrangements, for information on debt transactions during 2020.There were no other material developments or changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the three months ended March 31, 2020.

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

We repurchased shares at an aggregate cost of $17.2 billion, at a weighted-average cost of $40.09 per share, through March 31, 2020 ($0.7 billion in the first three months of 2020, $1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013). The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and Board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $409 million in the first three months of 2020 and $380 million in the first three months of 2019. On July 30, 2019, the Finance Committee, with authorization delegated from our Board of Directors, increased the quarterly cash dividend to $0.285 per share of Class A Common Stock, an increase of 10 percent, which would be $1.14 per common share on an annualized basis. The first quarter 2020 dividend was payable on April 14, 2020, to shareholders of record as of March 31, 2020. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2020 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2021.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards.

New Accounting Guidance:
See Note 1, Basis of Presentation, for a discussion of new accounting standards.

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “seek,” “aim,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact of the recent outbreak of COVID-19 on consumer demand and our global supply chain, operations and routes to market; our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; volatility in global consumer, commodity, currency and capital markets; price volatility and pricing actions; the cost environment and measures to address increased costs; our ability to meet demand for our products; our tax rate, tax positions, tax proceedings and the impact of U.S. and Swiss tax reform on our results; the United Kingdom’s withdrawal from the European Union and its impact on our results, including the consequences of any trade or other cross-border operating agreements, or failure to reach agreements, following the United Kingdom’s withdrawal from the European Union; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices and supply; our investments including in JDE and KDP; innovation; political and economic conditions and volatility; currency exchange rates, controls and restrictions and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our Argentinian subsidiaries and the potential for and impacts from currency devaluation in other countries; the purchase price allocation for the Give & Go transaction; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper, steps we have taken to enhance our capital structure and liquidity, and our borrowing costs; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities; share repurchases; dividends; long-term value for our shareholders; the characterization of 2020 distributions as dividends; compliance with our debt covenants; and our contractual and other obligations.
These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 outbreak. Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, uncertainty about the magnitude, duration, geographic reach, impact on the global economy and related current and potential travel restrictions of the COVID-19 outbreak; the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows and liquidity; risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; tax matters including changes in tax rates and laws, disagreements with taxing authorities and imposition of new taxes; use of information technology and third party service providers; unanticipated disruptions to our business, such as the malware incident, cyberattacks or other security breaches; global or regional health pandemics or epidemics, including COVID-19; competition; protection of our reputation and brand image; our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; the impact of climate change on our supply chain and operations; strategic transactions; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of and access to capital or other markets; pension costs; the expected discontinuance of London Interbank Offered Rates and transition to any other interest rate benchmark; and our ability to protect our intellectual property and intangible assets. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

•
“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (2) and currency rate fluctuations (3). We also evaluate Organic Net Revenue growth from emerging markets and developed markets. Our emerging markets include our Latin America region in its entirety; the AMEA region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Turkey, Kazakhstan, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries. Our developed markets include the entire

North America region, the Europe region excluding the countries included in the emerging markets definition, and Australia, New Zealand and Japan from the AMEA region.

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

(2)
Divestitures include completed sales of businesses and exits of major product lines upon completion of a sale or licensing agreement. See Note 2, Acquisitions and Divestitures, for information on acquisitions and divestitures impacting the comparability of our results.

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

(7)	See Note 12, Commitments and Contingencies – Tax Matters, and our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

(8)
On November 20, 2017, Dirk Van de Put succeeded Irene Rosenfeld as CEO of Mondelēz International in advance of her retirement at the end of March 2018. In order to incent Mr. Van de Put to join us, we provided him compensation with a total combined target value of $42.5 million to make him whole for incentive awards he forfeited or grants that were not made to him when he left his former employer. The compensation we granted took the form of cash, deferred stock units, performance share units and stock options. In connection with Irene Rosenfeld’s retirement, we made her outstanding grants of performance share units for the 2016-2018 and 2017-2019 performance cycles eligible for continued vesting and approved a $0.5 million salary for her service as Chairman from January through March 2018. We refer to these elements of Mr. Van de Put’s and Ms. Rosenfeld’s compensation arrangements together as “CEO transition remuneration.” We are excluding amounts we expense as CEO transition remuneration from our non-GAAP results because those amounts are not part of our regular compensation program and are incremental to amounts we would have incurred as ongoing CEO compensation. As a result, in 2017, we excluded amounts expensed for the cash payment to Mr. Van de Put and partial vesting of his equity grants. In 2018, we excluded amounts paid for Ms. Rosenfeld’s service as Chairman and partial vesting of Mr. Van de Put’s and Ms. Rosenfeld’s equity grants. In 2019 , we excluded amounts related to the partial vesting of Mr. Van de Put’s equity grants. During the first quarter of 2020, Mr. Van de Put's equity grants became fully vested.

(9)
The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 10, Benefit Plans, for more information on the multiemployer pension plan withdrawal.

(10)
We exclude the impact of the 2019 Swiss tax reform and 2017 U.S. tax reform. During the third quarter of 2019, Swiss Federal and Zurich Cantonal tax events drove our recognition of a Swiss tax reform net benefit to our results of operations. On

December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. We exclude these tax reform impacts from our Adjusted EPS as they do not reflect our ongoing tax obligations under the new tax reforms. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on the impact of Swiss and U.S. tax reform.

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

Organic Net Revenue:
Applying the definition of “Organic Net Revenue,” the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, an acquisition and a divestiture. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and developed markets, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,417	$4,290	$6,707	$2,502	$4,036	$6,538
Impact of currency	164	85	249	—	—	—
Impact of acquisition	—	(32)	(32)	—	—	—
Impact of divestiture	—	—	—	(33)	—	(33)
Organic Net Revenue	$2,581	$4,343	$6,924	$2,469	$4,036	$6,505

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; acquisition and divestiture-related costs; operating income from a divestiture; the remeasurement of net monetary position; and CEO transition remuneration. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in millions)
Operating Income	$856	$1,036	$(180)	(17.4)%
Simplify to Grow Program (1)	58	70	(12)
Mark-to-market losses/(gains) from derivatives (2)	185	(16)	201
Acquisition-related costs (3)	5	—	5
Divestiture-related costs (3)	—	(1)	1
Operating income from divestiture (3)	—	(4)	4
Remeasurement of net monetary position (4)	2	2	—
CEO transition remuneration (5)	—	3	(3)
Adjusted Operating Income	$1,106	$1,090	$16	1.5%
Unfavorable currency translation	46	—	46
Adjusted Operating Income (constant currency)	$1,152	$1,090	$62	5.7%

(1)	Refer to Note 7, Restructuring Program, for more information.

(2)
Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(3)
Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2020 acquisition of a significant majority interest in Give & Go and the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.

(4)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(5)	Refer to the Non-GAAP Financial Measures definition and related table notes.

Adjusted EPS:
Applying the definition of “Adjusted EPS,” (1) the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as a loss related to interest rate swaps; gains on equity method investment transactions; and our proportionate share of unusual or infrequent items recorded by our JDE and KDP equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.52	$0.63	$(0.11)	(17.5)%
Simplify to Grow Program (2)	0.03	0.03	—
Mark-to-market losses/(gains) from derivatives (2)	0.11	(0.01)	0.12
Loss related to interest rate swaps (3)	0.06	—	0.06
Gains on equity method investment transactions (4)	(0.04)	(0.01)	(0.03)
Equity method investee acquisition-related or other charges/(benefits), net (5)	0.01	0.01	—
Adjusted EPS	$0.69	$0.65	$0.04	6.2%
Unfavorable currency translation	0.03	—	0.03
Adjusted EPS (constant currency)	$0.72	$0.65	$0.07	10.8%

(1)
The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.

•
For the three months ended March 31, 2020, taxes for the: Simplify to Grow Program were $(13) million, mark-to-market losses from derivatives were $(32) million, loss related to interest rate swaps were $(24) million, gain on equity method investment transactions were $17 million and equity method investee and other adjustments were $(1) million.

•
For the three months ended March 31, 2019, taxes for the: Simplify to Grow Program were $(19) million, mark-to-market gains from derivatives were $3 million, gain on equity method investment transaction were $5 million and equity method investee and other adjustments were $(4) million.

(2)	See the Adjusted Operating Income table above and the related footnotes for more information.

(3)	Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.

(4)	Refer to Note 6, Equity Method Investments, for more information on the gains on equity method investment transactions.

(5)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and KDP equity method investees.

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

During 2020, the COVID-19 pandemic and related global response significantly impacted economic activity and markets around the world. National and local governments imposed preventative or protective restrictions on travel and business operations and advised or required citizens to remain at home. Temporary closures of businesses were ordered and numerous other businesses temporarily closed voluntarily. The impact of the global pandemic and response has had a material unfavorable impact on global markets, including commodity, currency and capital markets, and these markets are likely to continue to remain volatile while the situation continues. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. We are actively working to mitigate these risks and we largely employed existing strategies that are described below to mitigate these market risks related to currency, commodity and interest rate risks.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the three months ended March 31, 2020. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and unforeseen conditions such as the current COVID-19 global pandemic. To manage input cost volatility, we enter into forward purchase agreements and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to London Interbank Offered Rates (“LIBOR”). The Financial Conduct Authority in the United Kingdom plans to phase out LIBOR by the end of 2021. We do not anticipate a significant impact to our financial position from the planned phase out of LIBOR given our current mix of variable and fixed-rate debt. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For more information on our 2020 debt activity, see Note 8, Debt and Borrowing Arrangements.

Due to the current uncertainty in the global markets related to the COVID-19 outbreak, as a precautionary measure and to preserve financial flexibility, we increased our credit facility borrowing capacity and cash position by borrowing under some of our credit facilities. Refer to Note 8, Debt and Borrowing Arrangements, for additional details. As discussed further in Liquidity and Capital Resources, we also continue to utilize other short- and longer-term financing arrangements.

See Note 9, Financial Instruments, for more information on our 2020 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2020. A significant number of our employees and those of our outsourcing partners and other accounting service providers worked remotely beginning in March 2020 as a significant number of our and their offices were closed in response to the COVID-19 outbreak. There were no material changes in our internal controls over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended March 31, 2020.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

The following represents a material change in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Global or regional health pandemics or epidemics, including COVID-19, could negatively impact our business operations, financial performance and results of operations.

Our business and financial results could be negatively impacted by the recent outbreak of COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. In 2020, COVID-19 has significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways, including but not limited to those outlined below:

•
We expect the COVID-19 outbreak to result in lower revenues in some of our emerging market countries that have a higher concentration of traditional trade outlets (such as small family-run stores), as well as in our travel retail (such as international duty-free stores) and foodservice businesses.

•
In addition, we expect increased sales of some of our products for in-home consumption that are currently in demand in some markets and channels, such as the United States and some European markets and modern trade. We are unable to predict how long this sustained demand will last or how significant it will be.

•
Commodity costs have become more volatile due to the COVID-19 outbreak. We expect continued commodity cost volatility, and our commodity hedging activities might not sufficiently offset this volatility.

•
The COVID-19 outbreak could disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, or our co-manufacturers or distributors. These disruptions or our failure to effectively respond to them could increase product or distribution costs or cause delays in delivering or an inability to deliver products to our customers. For example, we have experienced temporary disruptions in operations in some of our emerging markets such as India and Nigeria.

•
Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our objective to reduce our operating cost structure in both our supply chain and overhead costs through our Simplify to Grow Program.

•	Illness, travel restrictions, absenteeism or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution or other business processes.

•
Government or regulatory responses to pandemics could negatively impact our business. Mandatory lockdowns or other restrictions on operations in some countries have temporarily disrupted our ability to distribute our products in some of these markets. Continuation or expansion of these disruptions could materially adversely impact our operations and results.

•
We expect to be negatively impacted by currency translation losses from a generally stronger U.S. dollar relative to other currencies in the countries in which we operate. These along with currency transaction losses could adversely affect our reported results of operations and financial condition.

•
The COVID-19 outbreak has increased volatility and pricing in the capital markets and commercial paper markets, and volatility is likely to continue. We might not be able to continue to access preferred sources of liquidity when we would like or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts.

These and other impacts of the COVID-19 or other global or regional health pandemics or epidemics could have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those relating to our reputation, brands, product sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of any outbreak and actions taken by parties other than us to respond to them. Any of these disruptions could have a negative impact on our business operations, financial performance and results of operations, which impact could be material. Additionally, COVID–19 may also materially adversely affect our operating results and financial position in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2020 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2020	4,642,233	$54.98	4,547,900	$2,901
February 1-29, 2020	3,706,772	57.18	3,333,547	2,711
March 1-31, 2020	5,043,655	51.82	5,036,939	2,450
For the Quarter Ended March 31, 2020	13,392,660	54.40	12,918,386

(1)
The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 94,333 shares, 373,225 shares and 6,716 shares for the fiscal months of January, February and March 2020, respectively.

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
3.1
Amended and Restated By-Laws of the Registrant, effective as of March 17, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2020).

10.1
364-Day Revolving Credit Agreement, dated February 26, 2020, by and among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2020).

10.2
364-Day Revolving Credit Agreement, dated March 6, 2020, by and among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2020).

10.3
364-Day Revolving Credit Agreement, dated March 24, 2020, by and among the Registrant, the lenders named therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.4	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement.+
10.5	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+
10.6	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement.+
10.7	Offer of Employment Letter between the Registrant and Gustavo Valle, dated January 6, 2020.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

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

April 28, 2020