Form 10-Q
period 2020-06-30
Mondelez International, Inc.
filed 2020-07-29
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

At July 24, 2020, there were 1,428,338,344 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$5,911	$6,062	$12,618	$12,600
Cost of sales	3,580	3,593	7,836	7,538
Gross profit	2,331	2,469	4,782	5,062
Selling, general and administrative expenses	1,453	1,427	2,990	2,920
Asset impairment and exit costs	115	15	130	35
Net gain on divestiture	—	(41)	—	(41)
Amortization of intangibles	50	43	93	87
Operating income	713	1,025	1,569	2,061
Benefit plan non-service income	(31)	(12)	(64)	(29)
Interest and other expense, net	85	101	275	181
Earnings before income taxes	659	936	1,358	1,909
Provision for income taxes	(341)	(216)	(489)	(405)
Gain/(loss) on equity method investment transactions	121	(25)	192	(2)
Equity method investment net earnings	106	109	227	275
Net earnings	545	804	1,288	1,777
Noncontrolling interest earnings	(1)	(1)	(8)	(7)
Net earnings attributable to Mondelēz International	$544	$803	$1,280	$1,770
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.38	$0.56	$0.89	$1.22
Diluted earnings per share attributable to Mondelēz International	$0.38	$0.55	$0.89	$1.21

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$545	$804	$1,288	$1,777
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	81	30	(1,290)	193
Pension and other benefit plans	5	38	65	55
Derivative cash flow hedges	1	(62)	59	(127)
Total other comprehensive earnings/(losses)	87	6	(1,166)	121
Comprehensive earnings/(losses)	632	810	122	1,898
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	5	3	7	8
Comprehensive earnings/(losses) attributable to Mondelēz International	$627	$807	$115	$1,890

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,602	$1,291
Trade receivables (net of allowances of $40 at June 30, 2020 and $35 at December 31, 2019)	1,979	2,212
Other receivables (net of allowances of $40 at June 30, 2020 and $44 at December 31, 2019)	631	715
Inventories, net	2,710	2,546
Other current assets	1,073	866
Total current assets	7,995	7,630
Property, plant and equipment, net	8,365	8,733
Operating lease right of use assets	645	568
Goodwill	20,997	20,848
Intangible assets, net	17,877	17,957
Prepaid pension assets	586	516
Deferred income taxes	785	726
Equity method investments	6,659	7,178
Other assets	285	359
TOTAL ASSETS	$64,194	$64,515
LIABILITIES
Short-term borrowings	$2,755	$2,638
Current portion of long-term debt	945	1,581
Accounts payable	5,466	5,853
Accrued marketing	1,804	1,836
Accrued employment costs	639	769
Other current liabilities	2,930	2,645
Total current liabilities	14,539	15,322
Long-term debt	16,004	14,207
Long-term operating lease liabilities	479	403
Deferred income taxes	3,383	3,338
Accrued pension costs	1,108	1,190
Accrued postretirement health care costs	371	387
Other liabilities	2,213	2,351
TOTAL LIABILITIES	38,097	37,198
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at June 30, 2020 and December 31, 2019)	—	—
Additional paid-in capital	32,022	32,019
Retained earnings	27,040	26,615
Accumulated other comprehensive losses	(11,419)	(10,254)
Treasury stock, at cost (568,483,191 shares at June 30, 2020 and 561,531,524 shares at December 31, 2019)	(21,625)	(21,139)
Total Mondelēz International Shareholders’ Equity	26,018	27,241
Noncontrolling interest	79	76
TOTAL EQUITY	26,097	27,317
TOTAL LIABILITIES AND EQUITY	$64,194	$64,515
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended June 30, 2020
Balances at April 1, 2020	$—	$31,990	$26,906	$(11,502)	$(21,652)	$78	$25,820
Comprehensive earnings/(losses):
Net earnings	—	—	544	—	—	1	545
Other comprehensive earnings/(losses), net of income taxes	—	—	—	83	—	4	87
Exercise of stock options and issuance of other stock awards	—	32	(3)	—	27	—	56
Cash dividends declared ($0.285 per share)	—	—	(409)	—	—	—	(409)
Dividends paid on noncontrolling interest and other activities	—	—	2	—	—	(4)	(2)
Balances at June 30, 2020	$—	$32,022	$27,040	$(11,419)	$(21,625)	$79	$26,097
Six Months Ended June 30, 2020
Balances at January 1, 2020	$—	$32,019	$26,615	$(10,254)	$(21,139)	$76	$27,317
Comprehensive earnings/(losses):
Net earnings	—	—	1,280	—	—	8	1,288
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(1,165)	—	(1)	(1,166)
Exercise of stock options and issuance of other stock awards	—	3	(41)	—	215	—	177
Common Stock repurchased	—	—	—	—	(701)	—	(701)
Cash dividends declared ($0.57 per share)	—	—	(817)	—	—	—	(817)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(4)	(1)
Balances at June 30, 2020	$—	$32,022	$27,040	$(11,419)	$(21,625)	$79	$26,097
Three Months Ended June 30, 2019
Balances at April 1, 2019	$—	$31,933	$24,910	$(10,528)	$(20,561)	$81	$25,835
Comprehensive earnings/(losses):
Net earnings	—	—	803	—	—	1	804
Other comprehensive earnings/(losses), net of income taxes	—	—	—	4	—	2	6
Exercise of stock options and issuance of other stock awards	—	37	(35)	—	153	—	155
Common Stock repurchased	—	—	—	—	(276)	—	(276)
Cash dividends declared ($0.26 per share)	—	—	(378)	—	—	—	(378)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(3)	(3)
Balances at June 30, 2019	$—	$31,970	$25,300	$(10,524)	$(20,684)	$81	$26,143
Six Months Ended June 30, 2019
Balances at January 1, 2019	$—	$31,961	$24,394	$(10,644)	$(20,185)	$76	$25,602
Comprehensive earnings/(losses):
Net earnings	—	—	1,770	—	—	7	1,777
Other comprehensive earnings/(losses), net of income taxes	—	—	—	120	—	1	121
Exercise of stock options and issuance of other stock awards	—	9	(111)	—	442	—	340
Common Stock repurchased	—	—	—	—	(941)	—	(941)
Cash dividends declared ($0.52 per share)	—	—	(753)	—	—	—	(753)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(3)	(3)
Balances at June 30, 2019	$—	$31,970	$25,300	$(10,524)	$(20,684)	$81	$26,143

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$1,288	$1,777
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	528	517
Stock-based compensation expense	63	71
U.S. tax reform transition tax	—	2
Deferred income tax (benefit)/provision	(110)	36
Asset impairments and accelerated depreciation	99	4
Net gain on divestiture	—	(41)
(Gain)/loss on equity method investment transactions	(192)	2
Equity method investment net earnings	(227)	(275)
Distributions from equity method investments	193	188
Other non-cash items, net	154	(46)
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	328	135
Inventories, net	(233)	(145)
Accounts payable	75	(430)
Other current assets	(62)	(20)
Other current liabilities	(224)	(638)
Change in pension and postretirement assets and liabilities, net	(122)	(91)
Net cash provided by operating activities	1,558	1,046
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(445)	(465)
Acquisition, net of cash received	(1,141)	—
Proceeds from divestitures including equity method investments	579	163
Other	(30)	35
Net cash used in investing activities	(1,037)	(267)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	677	809
Repayments of commercial paper, maturities greater than 90 days	(654)	(2,169)
Net issuances of other short-term borrowings	109	1,958
Long-term debt proceeds	2,533	597
Long-term debt repaid	(1,430)	(409)
Repurchase of Common Stock	(720)	(940)
Dividends paid	(819)	(756)
Other	123	271
Net cash used in financing activities	(181)	(639)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	8
Cash, cash equivalents and restricted cash:
Increase	303	148
Balance at beginning of period	1,328	1,100
Balance at end of period	$1,631	$1,248

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries and changed their functional currency from the Argentinian peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinian pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of June 30, 2020, our Argentinian operations had $3 million of Argentinian peso denominated net monetary assets. Our Argentinian operations contributed $76 million, or 1.3% of consolidated net revenues in the three months and $174 million, or 1.4% of consolidated net revenues in the six months ended June 30, 2020. Within selling, general and administrative expenses, we recorded a remeasurement loss of $3 million during the three months and $5 million during the six months ended June 30, 2020 as well as a remeasurement gain of $1 million during the three months and a remeasurement loss of $1 million during the six months ended June 30, 2019 related to the revaluation of the Argentinian peso denominated net monetary position over these periods.

Brexit. In the six months ended June 30, 2020, we generated 8.8% of our consolidated net revenues in the United Kingdom. On January 31, 2020, the United Kingdom began the withdrawal process from the European Union under the European and U.K. Parliament approved Withdrawal Agreement. During a transition period scheduled to end on December 31, 2020, the United Kingdom will effectively remain in the E.U.’s customs union and single market while a trade deal with the European Union is negotiated. The deadline for extending the transition period was June 30, 2020 and the United Kingdom did not seek an extension. As a result, on December 31, 2020, the United Kingdom will either exit the European Union and begin a new trade relationship with the European Union or will exit without a trade deal. During the transition period, we continue to take protective measures in response to the potential impacts on our results of operations and financial condition. If the ultimate terms of the United Kingdom’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We are taking measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks.

Other Countries. Since we sell our products in over 150 countries and have operations in approximately 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures, including the impacts related to the global outbreak of the novel coronavirus (“COVID-19”) in 2020. Most countries in which we do business have recently experienced periods of significant economic uncertainty as well as exchange rate volatility. We continue to monitor COVID-19 and other impacts to our business operations, currencies and net monetary exposures in the countries in which we operate. At this time, except for Argentina which is accounted for as a highly inflationary economy, we do not anticipate any other countries in which we operate to be at risk of becoming highly inflationary countries.

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash that is recorded within other current assets and which was $29 million as of June 30, 2020 and $37 million as of December 31, 2019. Total cash, cash equivalents and restricted cash was $1,631 million as of June 30, 2020 and $1,328 million as of December 31, 2019.

Allowances for Credit Losses:
The allowances for credit losses are recorded against our receivables. They are developed at a country and region level based on historical collection experiences, current economic condition of specific customers and the forecasted economic condition of countries using various factors such as bond default rates and consumption indexes. We write off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws.

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2020	$(35)	$(44)	$(14)
Current period provision for expected credit losses	(7)	(1)	(2)
Write-offs charged against the allowance	—	2	—
Currency	2	3	4
Balance at June 30, 2020	$(40)	$(40)	$(12)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $686 million as of June 30, 2020 and $760 million as of December 31, 2019. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions:
We recorded $122 million in operating lease and $68 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2020 and $78 million in operating lease and $17 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2019.

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

Reclassifications:
Certain amounts previously reported have been reclassified to conform to current-year presentation. During the second quarter of 2020, in connection with the JDE Peet's (as defined below) transaction (refer to Note 6, Equity Method Investments), we changed our accounting principle to reflect our share of Jacobs Douwe Egberts ("JDE") historical results and JDE Peet's ongoing results on a one-quarter lag basis while we continue to record dividends when cash is received. This change was applied retrospectively to all periods presented.

Note 2. Acquisitions and Divestitures

On April 1, 2020, we acquired a majority interest in Give & Go, a North American leader in fully-finished sweet baked goods and owner of the famous two-bite® brand of brownies and the Create-A-Treat® brand, known for cookie and gingerbread house decorating kits. The acquisition of Give & Go provides access to the in-store bakery channel and expands our position in broader snacking. The purchase consideration for Give & Go totaled $1,141 million, net of cash received. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $511 million to definite-lived intangible assets, $42 million to indefinite-lived intangible assets, $530 million to goodwill, $136 million to property, plant and equipment, $71 million to operating lease right of use assets, $38 million to inventory, $29 million to accounts receivable, $3 million to other current assets, $41 million to current liabilities, $83 million to deferred tax liabilities, $66 million to long-term operating lease liabilities, $7 million to long-term debt and $19 million to long-term other liabilities. The acquisition added incremental net revenues of $91 million and an operating loss of $8 million during the three and six months ended June 30, 2020. We incurred $10 million of acquisition-related costs during the three months and $15 million during the six months ended June 30, 2020.

On July 16, 2019, we acquired a majority interest in a U.S. refrigerated nutrition bar company, Perfect Snacks, within our North America segment for $284 million cash paid, net of cash received, and expanded our position in broader snacking. During the first quarter of 2020, we finalized the purchase price allocation of $31 million to definite-lived intangible assets, $107 million to indefinite-lived intangible assets, $150 million to goodwill, $1 million to property, plant and equipment, $12 million to inventory, $8 million to accounts receivable, $13 million to current liabilities, $3 million to deferred tax liabilities and $9 million to other liabilities. The acquisition added incremental net revenues of $23 million in the three months and $55 million in the six months ended June 30, 2020, and an immaterial amount of incremental operating income during the three and six months ended June 30, 2020.

On May 28, 2019, we completed the sale of most of our cheese business in the Middle East and Africa to Arla Foods of Denmark. In 2019, we received cash proceeds of $161 million, $158 million of which was received in the second quarter of 2019, and divested $19 million of current assets and $96 million of non-current assets. During 2019, we recorded a net pre-tax gain of $44 million on the sale, $41 million of which was recorded in the second quarter of 2019. The divestiture resulted in a year-over-year decline in net revenues of $22 million during the three months and $55 million during the six months ended June 30, 2020, and a year-over-year decline in operating income of $5 million during the three months and $9 million during the six months ended June 30, 2020. During the three and six months ended June 30, 2020, we recorded a $2 million reversal of divestiture-related cost accruals no longer required. We incurred divestiture-related costs of $11 million in the three months and $10 million in the six months ended June 30, 2019.

Note 3. Inventories

Inventories consisted of the following:

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Raw materials	$798	$707
Finished product	2,024	1,953
	2,822	2,660
Inventory reserves	(112)	(114)
Inventories, net	$2,710	$2,546

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Land and land improvements	$412	$422
Buildings and building improvements	3,070	3,140
Machinery and equipment	11,119	11,295
Construction in progress	573	680
	15,174	15,537
Accumulated depreciation	(6,809)	(6,804)
Property, plant and equipment, net	$8,365	$8,733

For the six months ended June 30, 2020, capital expenditures of $445 million excluded $195 million of accrued capital expenditures remaining unpaid at June 30, 2020 and included payment for $334 million of capital expenditures that were accrued and unpaid at December 31, 2019. For the six months ended June 30, 2019, capital expenditures of $465 million excluded $217 million of accrued capital expenditures remaining unpaid at June 30, 2019 and included payment for $331 million of capital expenditures that were accrued and unpaid at December 31, 2018.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, Restructuring Program).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Latin America	$—	$—	$—	$1
AMEA	5	(3)	4	(2)
Europe	1	1	2	2
North America	1	1	2	4
Non-cash property, plant and equipment write-downs	$7	$(1)	$8	$5

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Latin America	$653	$818
AMEA	3,074	3,151
Europe	7,416	7,523
North America	9,854	9,356
Goodwill	$20,997	$20,848

Intangible assets consisted of the following:

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Non-amortizable intangible assets	$16,817	$17,296
Amortizable intangible assets	2,790	2,374
	19,607	19,670
Accumulated amortization	(1,730)	(1,713)
Intangible assets, net	$17,877	$17,957

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

Amortization expense for intangible assets was $50 million for the three months and $93 million for the six months ended June 30, 2020 and $43 million for the three months and $87 million for the six months ended June 30, 2019. For the next five years, we currently estimate annual amortization expense of approximately $190 million in 2020, approximately $120 million in 2021 and approximately $110 million in 2022-2024 (reflecting June 30, 2020 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2020	$20,848	$19,670
Currency	(381)	(526)
Acquisition	530	553
Asset impairments	—	(90)
Balance at June 30, 2020	$20,997	$19,607

Changes to goodwill and intangibles were:

•
Acquisition – In connection with our acquisition of a majority interest in Give & Go during the second quarter of 2020, we recorded a preliminary purchase price allocation of $530 million to goodwill and $553 million to intangible assets. See Note 2, Acquisitions and Divestitures, for additional information.

•
Asset impairments – As further described below, during the second quarter of 2020, we recorded $90 million of intangible asset impairments resulting primarily from the impacts of COVID-19 that led to lower than expected growth for six brands across our segments.

During the first six months of 2020, we evaluated our goodwill and intangible asset impairment risk using both qualitative and quantitative analysis and in light of the ongoing COVID-19 global pandemic. We will continue to monitor the potential for asset impairment risk over coming quarters.

•
Goodwill – Based on the financial performance of our goodwill reporting units during the first half of 2020 and review of other significant fair value assumptions and qualitative factors, we concluded that no goodwill impairment indicators were present that would require additional goodwill impairment evaluation and that our goodwill as of June 30, 2020 is fairly stated.

•
Intangible Assets – In connection with the ongoing COVID-19 global pandemic, during the second quarter of 2020, we identified a decline in demand for certain of our brands, primarily in the gum category, that prompted additional evaluation of our indefinite-life (non-amortizable) intangible assets. We estimated the fair value of the brands using several acceptable valuation methods, including relief of royalty, excess earnings and excess margin models. Those models required us to make assumptions related to the future sales and earnings growth rates for the brands, as well as royalty rates and discount rates. We made our best estimate of those assumptions using the information available; however, given the uncertainty of the global economic environment and the impact of COVID-19, those estimates could be significantly different than future performance. In certain instances, the estimated fair value of the brand was below the carrying value, which resulted in four gum brands, a small biscuit brand and a small candy brand being impaired as a result of lower than originally expected sales growth. We recorded $90 million of impairment charges: $50 million in Europe, $36 million in North America and $4 million in AMEA. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs.

During our 2019 annual testing of non-amortizable intangible assets, we recorded $57 million of impairment charges in the third quarter of 2019 related to nine gum, chocolate, biscuits and candy brands: $39 million in Europe, $15 million in AMEA and $3 million in Latin America.

Following our 2019 and 2020 impairment testing to date, we identified eight brands with fair value in excess of book value of 10% or less that totaled $576 million of aggregate book value as of June 30, 2020. We continue to monitor our brand performance, particularly in light of the COVID-19 pandemic and related impacts to our business. While we did not identify impairment triggers for our other brands, there is significant uncertainty due to the pandemic. If the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

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

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Keurig Dr Pepper Inc. (NYSE: "KDP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. As of June 30, 2020, we owned 22.9%, 13.1%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $6,659 million as of June 30, 2020 and $7,178 million as of December 31, 2019. We recorded equity earnings and cash dividends of $106 million and $28 million in the second quarter of 2020 and equity earnings and cash dividends of $109 million and $28 million in the second quarter of 2019. We recorded equity earnings and cash dividends of $227 million and $193 million in the first six months of 2020 and equity earnings and cash dividends of $275 million and $188 million in the first six months of 2019.

Based on the quoted closing price as of June 30, 2020, the fair value of our publicly-traded investments in KDP and JDEP was $9.9 billion, and for each investment, its fair value exceeded its carrying value.

JDE / Keurig Exchange:
On March 7, 2016, we exchanged a portion of our 43.5% JDE equity interest for a new equity interest in Keurig Green Mountain, Inc. ("Keurig"). Following the transaction, our JDE equity interest became 26.5% and our new Keurig equity interest was 24.2%. During the first quarter of 2016, we recorded the difference between the $2.0 billion fair value of Keurig and our basis in the exchanged JDE shares as a gain of $43 million. In the second quarter of 2019, we determined an adjustment to accumulated other comprehensive losses related to our JDE investment was required, which reduced our previously reported gain by $29 million. We recorded the adjustment in the net loss on equity method transactions in the second quarter of 2019.

Keurig Dr Pepper Transactions:
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

On March 4, 2020, we participated in a secondary offering of KDP shares and sold approximately 6.8 million shares, which reduced our ownership interest by 0.5% to 13.1% of the total outstanding shares. We received $185 million of proceeds and recorded a pre-tax gain of $71 million (or $54 million after-tax) during the first quarter of 2020. We continue to retain significant influence.

JDE Peet’s Transaction:
On May 19, 2020, JDE Peet’s B.V. (renamed JDE Peet’s N.V. immediately prior to Settlement (as defined below), “JDE Peet’s”) announced its intention to launch an offering of its ordinary shares (the “offering”) and to apply for admission to listing and trading of all of its ordinary shares on Euronext Amsterdam, a regulated market operated by Euronext Amsterdam N.V. (the “admission”). On May 26, 2020, JDE Peet’s published a prospectus in connection with the offering and the admission. On May 29, 2020, JDE Peet’s announced the final pricing terms of the offering, and JDE Peet’s and the selling shareholders, including us, agreed to sell at a price of €31.50 per ordinary share a total of approximately 82.1 million ordinary shares, including ordinary shares subject to an over-allotment option. The ordinary shares were listed and first traded on May 29, 2020, and payment for, and delivery of, the ordinary shares sold in the offering (excluding ordinary shares subject to the over-allotment option) took place on June 2, 2020 (“Settlement”).

Prior to Settlement, we exchanged our 26.4% ownership interest in JDE for a 26.5% equity interest in JDE Peet’s. We did not invest new capital in connection with the transaction and the exchange was accounted for as a change in interest transaction. Upon Settlement, we sold approximately 9.7 million of our ordinary shares in JDE Peet’s in the offering for gross proceeds of €304 million ($343 million). We subsequently sold approximately 1.4 million additional shares and received gross proceeds of €46 million ($51 million) upon exercise of the over-allotment option. Following Settlement and the exercise of the over-allotment option, we hold a 22.9% equity interest in JDE Peet’s. As a result of the Settlement and the subsequent sale of shares, we recorded a preliminary gain of $121 million, net of $33 million released from accumulated other comprehensive losses, and $48 million of transaction costs.

As was the case in our ownership interest in JDE, we have significant influence with respect to JDE Peet’s, and we will continue to account for our investment in JDE Peet’s under the equity method, resulting in recognizing our share of JDE Peet’s earnings within our earnings and our share of JDE Peet’s dividends within our cash flows. In connection with this transaction, we changed our accounting principle to reflect our share of JDE’s historical and JDE Peet’s ongoing earnings on a one-quarter lag basis, although we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis, while recording our share of JDE Peet’s ongoing results after JDE Peet’s has publicly reported its results. This change in accounting principle was applied retrospectively to all periods.

The following tables show the primary line items on the condensed consolidated statements of earnings and comprehensive earnings and the condensed consolidated balance sheet that changed as a result of the lag. The condensed consolidated statements of cash flow and equity were also updated to reflect these changes.

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
	As Reported	As Recast	As Reported	As Recast
	(in millions, except per share data)
Statements of Earnings
Equity method investment net earnings	$113	$109	$226	$275
Net earnings	808	804	1,728	1,777
Net earnings attributable to Mondelēz International	807	803	1,721	1,770
Earnings per share attributable to Mondelēz International:
Basic EPS	$0.56	$0.56	$1.19	$1.22
Diluted EPS	$0.55	$0.55	$1.18	$1.21

Statements of Other Comprehensive Earnings
Currency translation adjustment	$(33)	$30	$157	$193
Pension and other benefit plans	54	38	64	55
Derivative cash flow hedges	(62)	(62)	(131)	(127)
Total other comprehensive earnings/(losses)	(41)	6	90	121
Comprehensive earnings/(losses) attributable to Mondelēz International	764	807	1,810	1,890

	As of December 31, 2019
	As Reported	As Adjusted
	(in millions)
Balance Sheet
Equity method investments	$7,212	$7,178
Total Assets	64,549	64,515
Retained earnings	26,653	26,615
Accumulated other comprehensive losses	(10,258)	(10,254)
Total Mondelēz International shareholders' equity	27,275	27,241
Total equity	27,351	27,317

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and implementation charges of $4.5 billion related to the Simplify to Grow Program. We expect to incur the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the six months ended June 30, 2020 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2020	$301	$—	$301
Charges	35	8	43
Cash spent	(69)	—	(69)
Non-cash settlements/adjustments	(6)	(8)	(14)
Currency	(9)	—	(9)
Liability balance, June 30, 2020	$252	$—	$252

•
We recorded restructuring charges of $28 million in the second quarter of 2020 and $20 million in the second quarter of 2019 and $43 million in the first six months of 2020 and $40 million in the first six months of 2019 within asset impairment and exit costs and benefit plan non-service income.

•
We spent $32 million in the second quarter of 2020 and $36 million in the second quarter of 2019 and $69 million in the first six months of 2020 and $89 million in the first six months of 2019 in cash severance and related costs.

•
We also recognized non-cash pension settlement losses (refer to Note 10, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $11 million in the second quarter of 2020 and $6 million in the second quarter of 2019 and $14 million in the first six months of 2020 and $35 million in the first six months of 2019.

•	At June 30, 2020, $220 million of our net restructuring liability was recorded within other current liabilities and $32 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $52 million in the second quarter of 2020 and $68 million in the second quarter of 2019 and $95 million in the first six months of 2020 and $118 million in the first six months of 2019. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three and six months ended June 30, 2020 and June 30, 2019, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended June 30, 2020
Restructuring Costs	$14	$5	$9	$(2)	$2	$28
Implementation Costs	1	3	11	11	26	52
Total	$15	$8	$20	$9	$28	$80
For the Three Months Ended June 30, 2019
Restructuring Costs	$7	$3	$11	$—	$(1)	$20
Implementation Costs	13	6	17	9	23	68
Total	$20	$9	$28	$9	$22	$88
For the Six Months Ended June 30, 2020
Restructuring Costs	$18	$4	$12	$—	$9	$43
Implementation Costs	8	6	25	21	35	95
Total	$26	$10	$37	$21	$44	$138
For the Six Months Ended June 30, 2019
Restructuring Costs	$7	$9	$11	$6	$7	$40
Implementation Costs	28	13	28	13	36	118
Total	$35	$22	$39	$19	$43	$158
Total Project (Inception to Date)
Restructuring Costs	$535	$539	$1,088	$469	$138	$2,769
Implementation Costs	277	212	473	405	342	1,709
Total	$812	$751	$1,561	$874	$480	$4,478

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2020		As of December 31, 2019
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$2,682	0.6%	$2,581	2.0%
Bank loans	73	5.8%	57	5.2%
Total short-term borrowings	$2,755		$2,638

As of June 30, 2020, commercial paper issued and outstanding had between 1 and 154 days remaining to maturity. Commercial paper borrowings since year end increased to finance the payment of long-term debt maturities, share repurchases and dividend payments offset in part by proceeds from issuances of long-term debt and operating cash flows.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.5 billion at June 30, 2020 and $1.7 billion at December 31, 2019. Borrowings on these lines were $73 million at June 30, 2020 and $57 million at December 31, 2019.

On March 24, 2020, we entered into a $1.75 billion revolving credit agreement for a 364-day senior unsecured credit facility that expires on March 23, 2021. On April 1, 2020, we increased the credit facility from $1.75 billion to $1.95 billion. The agreement includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below with the exception that proceeds from a long-term debt issuance would be used to reduce the credit facility. As of June 30, 2020, no amounts were drawn on the facility. On July 2, 2020 we issued $1.0 billion of long-term debt and reduced the size of the credit facility to $0.95 billion.

On March 6, 2020, we entered into a $2.5 billion credit agreement for a 364-day unsecured credit facility that expires on March 5, 2021. The agreement includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below with the exception that proceeds from a long-term debt issuance would be used to reduce the credit facility. On May 6, 2020, we terminated this facility after issuing long-term debt and repaying previous drawdowns.

On February 26, 2020, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that expires on February 24, 2021. The agreement replaces our previous credit agreement that was scheduled to expire on February 26, 2020 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of June 30, 2020, no amounts were drawn on the facility.

We also maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The credit facility is scheduled to expire on February 27, 2024. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At June 30, 2020, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $37.4 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of June 30, 2020, no amounts were drawn on the facility.

Long-Term Debt:
On July 2, 2020, we issued $1.0 billion of 0.625% U.S. dollar-denominated notes that mature on July 1, 2022. We received proceeds of $998.1 million, net of discounts and associated financing costs. The proceeds were used to repay outstanding commercial paper borrowings and for general corporate purposes. We recorded approximately $1.9 million of discounts and deferred financing costs that will be amortized evenly into interest expense over the life of the notes.

On May 7, 2020, $750 million of our 3.000% U.S. dollar-denominated notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

On May 4, 2020, we issued an $750 million of 1.500% U.S. dollar-denominated notes that mature on May 4, 2025. We received proceeds of $743.9 million, net of discounts and associated financing costs. The proceeds were used to repay amounts outstanding under our revolving credit agreement and commercial paper borrowings and used for general corporate purposes. We recorded approximately $6.1 million of discounts and deferred financing costs that will be amortized evenly into interest expense over the life of the notes.

On April 13, 2020, we issued $500 million of 2.750% U.S. dollar-denominated notes that mature on April 13, 2030. On May 4, 2020, we issued an additional $750 million of notes bringing the aggregate principal issued and due on April 13, 2030 to $1.25 billion. We received proceeds of $1,283.9 million, net of premium and associated financing costs. The proceeds were used to repay amounts outstanding under our revolving credit agreement and commercial paper borrowings and for general corporate purposes. We recorded approximately $33.9 million of premium and deferred financing costs that will be amortized evenly into interest expense over the life of the notes.

On April 13, 2020, we issued $500 million of 2.125% U.S. dollar-denominated notes that mature on April 13, 2023. We received proceeds of $497.8 million, net of discounts and associated financing costs. The proceeds were used to repay amounts outstanding under our revolving credit agreement. We recorded approximately $2.2 million of discounts and deferred financing costs that will be amortized evenly into interest expense over the life of the notes.

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

Fair Value of Our Debt:
The fair value of our short-term borrowings at June 30, 2020 and December 31, 2019 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At June 30, 2020, the aggregate fair value of our total debt was $21,055 million and its carrying value was $19,704 million. At December 31, 2019, the aggregate fair value of our total debt was $19,388 million and its carrying value was $18,426 million.

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Interest expense, debt	$108	$127	$218	$250
Loss related to interest rate swaps	—	—	103	—
Other (income)/expense, net	(23)	(26)	(46)	(69)
Interest and other expense, net	$85	$101	$275	$181

Other income includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts and totaled $31 million and $64 million for the three and six months ended June 30, 2020 and $34 million and $67 million for the three and six months ended June 30, 2019.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2020		As of December 31, 2019
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$34	$60	$19	$190
Net investment hedge derivative contracts (1)	519	4	312	65
	$553	$64	$331	$255
Derivatives not designated as accounting hedges:
Currency exchange contracts	$87	$86	$67	$50
Commodity contracts	113	244	201	120
	$200	$330	$268	$170
Total fair value	$753	$394	$599	$425

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of June 30, 2020
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$1	$—	$1	$—
Commodity contracts	(131)	(16)	(115)	—
Interest rate contracts	(26)	—	(26)	—
Net investment hedge contracts	515	—	515	—
Total derivatives	$359	$(16)	$375	$—

	As of December 31, 2019
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$17	$—	$17	$—
Commodity contracts	81	27	54	—
Interest rate contracts	(171)	—	(171)	—
Net investment hedge contracts	247	—	247	—
Total derivatives	$174	$27	$147	$—

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

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of June 30, 2020	As of December 31, 2019
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,195	$2,474
Forecasted transactions	4,217	3,993
Commodity contracts	7,967	7,238
Interest rate contracts	4,250	5,250
Net investment hedges:
Net investment hedge derivative contracts	6,909	6,864
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,723	3,436
British pound sterling notes	326	349
Swiss franc notes	1,240	1,448
Canadian dollar notes	442	462

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Accumulated (loss)/gain at beginning of period	$(155)	$(233)	$(213)	$(168)
Transfer of realized losses/(gains) in fair value to earnings	7	12	88	12
Unrealized (loss)/gain in fair value	(6)	(74)	(29)	(139)
Accumulated (loss)/gain at end of period	$(154)	$(295)	$(154)	$(295)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Interest rate contracts	$(7)	$(12)	$(88)	$(12)

Within interest and other expense, net, during the six months ended June 30, 2020, we recognized an after-tax loss of $79 million ($103 million pre-tax) in the first quarter of 2020 related to certain forward-starting interest rate swaps for which the planned tenor of the related forecasted debt was changed.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Currency exchange contracts – forecasted transactions	$(1)	$3	$(1)	$3
Interest rate contracts	$(5)	$(77)	(28)	(142)
Total	$(6)	$(74)	$(29)	$(139)

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

Cash Flow Hedge Coverage:
As of June 30, 2020, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years and 3 months.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of June 30, 2020 was $6.9 billion. The impacts of the net investment hedge derivative contracts on other comprehensive earnings and net earnings were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$(115)	$53	$217	$67

(1)
Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$31	$34	$64	$67

(1)	We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings within interest and other expense, net.

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Euro notes	$(55)	$(36)	$(13)	$22
British pound sterling notes	—	7	17	1
Swiss franc notes	(14)	(21)	(20)	(8)
Canadian notes	(12)	(7)	15	(14)

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain/(Loss) Recognized in Earnings
	2020	2019	2020	2019
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$(7)	$(50)	$(80)	$11	Interest and other expense, net
Forecasted transactions	(4)	(25)	22	(20)	Cost of sales
Forecasted transactions	(10)	(1)	(9)	(1)	Interest and other expense, net
Forecasted transactions	—	(5)	(1)	(5)	Selling, general and administrative expenses
Commodity contracts	14	52	(183)	66	Cost of sales
Total	$(7)	$(29)	$(251)	$51

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$2	$9	$29	$30
Interest cost	13	15	36	51
Expected return on plan assets	(20)	(22)	(96)	(101)
Amortization:
Net loss from experience differences	4	5	28	37
Prior service cost/(benefit)	—	1	(1)	(1)
Settlement losses and other expenses (1)	8	4	—	3
Net periodic pension cost	$7	$12	$(4)	$19

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$3	$18	$59	$61
Interest cost	26	31	73	102
Expected return on plan assets	(39)	(44)	(195)	(204)
Amortization:
Net loss from experience differences	8	10	57	75
Prior service cost/(credit)	—	1	(3)	(3)
Settlement losses and other expenses (1)	12	8	2	3
Net periodic pension cost	$10	$24	$(7)	$34

(1)
In connection with our Simplify to Grow Program, settlement losses and other expenses were $4 million for the three and six months ended June 30, 2020 and $5 million for the three and six months ended June 30, 2019. These losses were recorded within benefit plan non-service income on our condensed consolidated statements of earnings.

Employer Contributions:
During the six months ended June 30, 2020, we contributed $11 million to our U.S. pension plans and $104 million to our non-U.S. pension plans, including $50 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of June 30, 2020, over the remainder of 2020, we plan to make further contributions of approximately $5 million to our U.S. plans and approximately $86 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
On July 11, 2019, we received an undiscounted withdrawal liability assessment related to our complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. Within selling, general and administrative expenses, we recorded a $35 million ($26 million net of tax) adjustment in the three months ended June 30, 2019 related to the discounted withdrawal liability. We recorded accreted interest of $3 million and $6 million for the three and six months ended June 30, 2020 and an immaterial amount for the three and six months ended June 30, 2019 on the long-term liability within interest and other expense, net. As of June 30, 2020, the remaining discounted withdrawal liability was $383 million, with $14 million recorded in other current liabilities and $369 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care benefit consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$2	$2	$3	$3
Interest cost	3	3	6	7
Amortization:
Net loss from experience differences	1	1	4	3
Prior service credit	(7)	(9)	(15)	(19)
Net periodic postretirement health care benefit	$(1)	$(3)	$(2)	$(6)

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$2	$2	$3	$3
Interest cost	1	1	2	2
Amortization of net gains	(1)	—	(2)	(1)
Net periodic postemployment cost	$2	$3	$3	$4

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2020	33,855,948	$36.19	5 years	$640	million
Annual grant to eligible employees	2,280,440	59.04
Additional options issued	130,280	49.14
Total options granted	2,410,720	58.51
Options exercised (1)	(4,929,885)	29.38		$133	million
Options canceled	(387,998)	42.55
Balance at June 30, 2020	30,948,785	38.93	6 years	$396	million

(1)
Cash received from options exercised was $23 million in the three months and $142 million in the six months ended June 30, 2020. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $1 million in the three months and $18 million in the six months ended June 30, 2020.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2020	5,661,945		$46.90
Annual grant to eligible employees:		Feb. 20, 2020
Performance share units	825,230		65.83
Deferred stock units	545,550		59.04
Additional shares granted (1)	354,041	Various	57.13
Total shares granted	1,724,821		61.90	$107	million
Vested (2)	(1,689,895)		43.02	$73	million
Forfeited	(319,574)		45.85
Balance at June 30, 2020	5,377,297		52.99

(1)	Includes performance share units and deferred stock units.

(2)
The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled less than $1 million in the three months and $3 million in the six months ended June 30, 2020.

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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2020, we had repurchased $16.5 billion of Common Stock pursuant to this authorization. During the six months ended June 30, 2020, we repurchased approximately 12.9 million shares of Common Stock at an average cost of $54.25 per share, or an aggregate cost of approximately $0.7 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2020, we have $2.5 billion in remaining share repurchase capacity.

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

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the "District Court"), Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. On August 15, 2019, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows. On October 23, 2019, following a ruling by the United States Court of Appeals for the Seventh Circuit regarding Mondelēz Global's allegations that the CFTC and its Commissioners violated certain terms of the settlement agreement and the CFTC's argument that the Commissioners were not bound by the terms of the settlement agreement, the District Court vacated the settlement agreement and reinstated all pending motions that the District Court had previously mooted as a result of the settlement. The parties have reached a new agreement in principle to resolve the CFTC action and have submitted the settlement to the District Court for approval. The District Court cancelled a scheduled conference on June 4, 2020 to discuss the proposed settlement agreement but indicated that it would rule on pending motions in due course. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the District Court by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action, and the plaintiffs are seeking class action certification; monetary damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the District Court. On January 3, 2020, the District Court granted plantiffs' request to certify a class. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action. Although the CFTC action and the class action complaints involve the same alleged conduct, a resolution or decision with respect to one of the matters may not be dispositive as to the outcome of the other matter.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2020, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $62 million in the second quarter of 2020 and $59 million in the second quarter of 2019 and $166 million in the first six months of 2020 and $88 million in the first six months of 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,686)	$(8,458)	$(8,320)	$(8,622)
Currency translation adjustments	26	31	(1,255)	172
Reclassification to earnings related to:
Equity method investment transactions (1)	29	—	29	—
Tax (expense)/benefit	26	(1)	(64)	21
Other comprehensive earnings/(losses)	81	30	(1,290)	193
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(4)	(2)	1	(1)
Balance at end of period	(9,609)	(8,430)	(9,609)	(8,430)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,661)	$(1,837)	$(1,721)	$(1,854)
Net actuarial gain/(loss) arising during period	(2)	(20)	(24)	(32)
Tax (expense)/benefit on net actuarial gain/(loss)	(1)	6	(1)	7
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	24	34	49	66
Settlement losses and other expenses (1)	9	24	15	28
Tax expense/(benefit) on reclassifications (3)	(7)	(11)	(15)	(18)
Currency impact	(18)	5	41	4
Other comprehensive earnings/(losses)	5	38	65	55
Balance at end of period	(1,656)	(1,799)	(1,656)	(1,799)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(155)	$(233)	$(213)	$(168)
Net derivative gains/(losses)	(16)	(84)	(56)	(158)
Tax (expense)/benefit on net derivative gain/(loss)	11	9	26	18
Losses/(gains) reclassified into net earnings:
Interest rate contracts (1) (4)	8	12	113	12
Tax expense/(benefit) on reclassifications (3)	(1)	—	(25)	—
Currency impact	(1)	1	1	1
Other comprehensive earnings/(losses)	1	(62)	59	(127)
Balance at end of period	(154)	(295)	(154)	(295)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(11,502)	$(10,528)	$(10,254)	$(10,644)
Total other comprehensive earnings/(losses)	87	6	(1,166)	121
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(4)	(2)	1	(1)
Other comprehensive earnings/(losses) attributable to Mondelēz International	83	4	(1,165)	120
Balance at end of period	$(11,419)	$(10,524)	$(11,419)	$(10,524)

(1)	These amounts include equity method investment transactions recorded within gain/(loss) on equity method investment transactions.

(2)	These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.

(3)	Taxes reclassified to earnings are recorded within the provision for income taxes.

(4)	These reclassified gains or losses are recorded within interest and other expense, net.

Note 14. Income Taxes

As of the second quarter of 2020, our estimated annual effective tax rate, which excludes discrete tax impacts, was 27.5%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2020 second quarter effective tax rate of 51.7% was unusually high due to a $261 million tax expense incurred in connection with the JDE Peet's transaction (the related gains are reported separately in our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our second quarter effective tax rate was 12.1% reflecting a discrete net tax benefit of $72 million. The discrete net tax benefit primarily consisted of a $70 million net benefit from the release of a valuation allowance in China as we now expect to utilize prior-year carryforward tax benefits to offset future taxable income. Our effective tax rate for the six months ended June 30, 2020 of 36.0% was also unusually high due to the $261 million net tax expense incurred in connection with the JDE Peet's transaction. Excluding this impact, our effective tax rate for the six months ended June 30, 2020 was 16.8%, which was favorably impacted by discrete net tax benefits of $100 million, primarily driven by the $70 million net benefit from the release of the China valuation allowance and a $24 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

As of the second quarter of 2019, our estimated annual effective tax rate, which excluded discrete tax impacts, was 25.5%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2019 second quarter effective tax rate of 23.1% was impacted by a discrete net tax benefit of $8 million. The discrete net tax benefit primarily consisted of a $24 million net benefit from the release of uncertain tax positions due to the expirations of statutes of limitations and audit settlements in several jurisdictions, partially offset by $15 million expense from U.S. state legislative changes. Our effective tax rate for the six months ended June 30, 2019 of 21.2% was favorably impacted by discrete net tax benefits of $71 million, primarily driven by $84 million of benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in various jurisdictions.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Net earnings	$545	$804	$1,288	$1,777
Noncontrolling interest earnings	(1)	(1)	(8)	(7)
Net earnings attributable to Mondelēz International	$544	$803	$1,280	$1,770
Weighted-average shares for basic EPS	1,431	1,445	1,432	1,447
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	8	13	10	13
Weighted-average shares for diluted EPS	1,439	1,458	1,442	1,460
Basic earnings per share attributable to Mondelēz International	$0.38	$0.56	$0.89	$1.22
Diluted earnings per share attributable to Mondelēz International	$0.38	$0.55	$0.89	$1.21

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 5.6 million in the second quarter of 2020 and 4.2 million in the second quarter of 2019 and 4.8 million in the first six months of 2020 and 7.3 million in the first six months of 2019.

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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net revenues:
Latin America	$511	$737	$1,237	$1,537
AMEA	1,237	1,352	2,739	2,893
Europe	2,138	2,247	4,722	4,798
North America	2,025	1,726	3,920	3,372
Net revenues	$5,911	$6,062	$12,618	$12,600
Earnings before income taxes:
Operating income:
Latin America	$(6)	$68	$72	$166
AMEA	171	191	405	447
Europe	297	408	769	908
North America	424	407	805	726
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(2)	33	(187)	49
General corporate expenses	(111)	(79)	(187)	(188)
Amortization of intangibles	(50)	(43)	(93)	(87)
Net gain on divestiture	—	41	—	41
Acquisition-related costs	(10)	(1)	(15)	(1)
Operating income	713	1,025	1,569	2,061
Benefit plan non-service income	31	12	64	29
Interest and other expense, net	(85)	(101)	(275)	(181)
Earnings before income taxes	$659	$936	$1,358	$1,909

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

Net revenues by product category were:

	For the Three Months Ended June 30, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$154	$458	$694	$1,804	$3,110
Chocolate	119	361	1,001	39	1,520
Gum & Candy	65	153	135	182	535
Beverages	90	157	20	—	267
Cheese & Grocery	83	108	288	—	479
Total net revenues	$511	$1,237	$2,138	$2,025	$5,911

	For the Three Months Ended June 30, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$186	$405	$767	$1,451	$2,809
Chocolate	157	438	1,006	42	1,643
Gum & Candy	209	224	181	233	847
Beverages	108	169	20	—	297
Cheese & Grocery	77	116	273	—	466
Total net revenues	$737	$1,352	$2,247	$1,726	$6,062

	For the Six Months Ended June 30, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$328	$966	$1,440	$3,402	$6,136
Chocolate	313	904	2,364	95	3,676
Gum & Candy	247	338	308	423	1,316
Beverages	192	328	45	—	565
Cheese & Grocery	157	203	565	—	925
Total net revenues	$1,237	$2,739	$4,722	$3,920	$12,618

	For the Six Months Ended June 30, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$356	$866	$1,501	$2,823	$5,546
Chocolate	387	995	2,366	101	3,849
Gum & Candy	409	449	354	448	1,660
Beverages	231	341	46	—	618
Cheese & Grocery	154	242	531	—	927
Total net revenues	$1,537	$2,893	$4,798	$3,372	$12,600

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

Recent Developments and Significant Items Affecting Comparability

COVID-19
We have been actively monitoring the outbreak of COVID-19 and its impact globally. Our highest priorities continue to be the safety of our employees and working with our employees and network of suppliers and customers to help maintain the global food supply chain.

During the first quarter of 2020, we experienced a significant increase in demand and revenue growth in developed markets as consumers increased their food purchases for in-home consumption. Results were particularly strong in modern trade (such as large grocery supermarkets and retail chains) and e-commerce, especially for some categories like biscuits. Other parts of our business were negatively affected by mandated lockdowns and other related restrictions including some of our emerging markets with a greater concentration of traditional trade (such as small family-run stores) as well as our world travel retail (such as international duty-free stores) and foodservice businesses. During the second quarter, we continued to see elevated demand in modern trade, particularly the biscuits category in the North America region due to higher at-home consumption. Lockdowns and other related restrictions continued to have a negative impact on emerging markets with a greater concentration of traditional trade due to store closures (particularly in our Latin America region as well as parts of our AMEA region) as well as in categories like gum and candy, which are more traditionally purchased and consumed out of home. A sharp reduction in global travel continued to negatively impact our world travel retail business, and lower out-of-home consumption continued to negatively impact our foodservice business. We also experienced temporary disruptions in operations in some of our emerging markets that were not material to our consolidated results for the first half of 2020. We discuss these and other impacts of COVID-19 below.

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

•
We have been hiring frontline employees in the U.S. and other locations to meet additional marketplace demand and promote uninterrupted functioning of our manufacturing, distribution and sales network.

•
We increased our $15 million global commitment to assist those most impacted by COVID-19 to over $25 million to date. We have been supporting local and global organizations that are responding to food instability and providing emergency relief.

Our Supply Chain and Operations
We operate in the food and beverages industry and are part of the global food supply chain. One of our main objectives during the pandemic is to maintain the availability of our products to meet the needs of our consumers. In response to increased demand, we have increased production and, to date, we have not experienced material disruptions in our supply chain or operations:

•
We were able to leverage learnings from our timely response to the initial outbreak in China, and we put in place procedures across our supply chain to help mitigate the risk that our manufacturing sites will experience material closures or disruptions.

•	We have been able to continue to source raw ingredients, packaging, energy and transportation and deliver our products to our customers.

•	We have not experienced material disruptions in our workforce; however, mandatory and voluntary stay-at-home restrictions have resulted in increased levels of absenteeism.

•
Commodity costs have become more volatile due to the COVID-19 outbreak. Although we monitor our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs. We anticipate continued commodity cost volatility as the pandemic continues.

•
We have experienced temporary disruptions in operations in some of our emerging markets. The disruptions were not material to our consolidated results for the first half of 2020. In the future, the ongoing COVID-19 outbreak could disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, or our co-manufacturers or distributors. These disruptions or our failure to effectively respond to them could increase product or distribution costs, prices and potentially affect the availability of our products.

•
Our first half of 2020 net revenue and net earnings in U.S. dollars were negatively affected by currency translation losses from a generally stronger U.S. dollar relative to other currencies in the countries in which we operate.

•
We incurred higher operating costs in the second quarter of 2020 primarily for labor, customer service and logistics, security, personal protective equipment and cleaning. Most other aspects of our global supply chain and operations did not change materially during the first half of 2020. We do not know whether or how our supply chain or operations may be negatively affected if the pandemic persists for an extended period or worsens. As we respond to this evolving situation, we intend to continue to execute on our strategic operating plans. However, disruptions, higher operating costs or uncertainties like those noted above could result in delays or modifications to our plans and initiatives.

Our Liquidity
We believe the steps we have taken to enhance our capital structure and liquidity over the last several years and months have strengthened our ability to operate through current conditions:

•	During 2019, we generated $4.0 billion of cash from operations, or $3.0 billion after deducting capital expenditures.

•
During the first half of 2020, we generated $1,558 million of cash from operations, or $1,113 million after capital expenditures and as of June 30, 2020, we had $1.6 billion of cash and cash equivalents on hand. Due to the significant uncertainty in the global markets resulting from the COVID-19 outbreak, we have increased our available borrowing capacity under our credit facilities to $6.95 billion as of the date of this filing, and we issued both short-term and long-term debt, in part to fund the second quarter 2020 acquisition of Give & Go and refinance expected debt maturities. We also received cash of €350 million ($394 million) from our participation in the JDE Peet's initial and secondary public offerings and $185 million from our participation in the KDP secondary offering (see additional information below and in Note 6, Equity Method Investments). As a cautionary measure, in March, we suspended our share repurchase program. In connection with various legislatively authorized tax payment deferral mechanisms available for income tax, indirect tax (such as value-added tax) and payroll tax in a number of jurisdictions, we were able to defer certain of these tax payments, which provided a cash benefit that will reverse when the cash tax payments become due. The benefits associated with the deferral of these tax payments are not material to our financial statements. We continue to have our undrawn credit facilities and other forms of short-term and long-term financing options available (refer to the Liquidity and Capital Resources section).

•
Based on our current access to cash and financing, we do not anticipate any issue in funding our next long-term debt maturities of approximately $140 million in October 2020 and approximately $760 million in January 2021.

•
While the commercial paper market experienced a significantly increased level of volatility in March, it has stabilized significantly since the beginning of April and in recent months, we have been able to raise short-term financing from these markets with favorable terms. We have also been able to draw on our available credit facilities and access funds through existing lines of credit and intercompany loans. We have issued and may issue additional long-term debt this year. We have been, and we expect to continue to be, in compliance with our debt covenants.

•
In the event of a broader global economic or credit crisis, credit availability and our ability to raise capital when needed could become impaired. A disruption in the financial markets may also have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these or other developments we may not be able to fully predict or respond to could materially harm our business, results of operations and financial condition.

Our Financial Position

•
We evaluated the realizability of our assets and whether there are any impairment indicators. We reviewed our receivables, inventory, right-of-use lease assets, long-lived assets, equity method and other long-term investments, deferred tax assets, goodwill and intangible assets.

•
In connection with the ongoing pandemic, during the second quarter of 2020, we identified a decline in demand for certain of our brands, primarily in the gum category, that prompted additional evaluation of our indefinite-life intangible assets. We concluded that six brands were impaired and we recorded $90 million of impairment charges. While we did not identify impairment triggers for our other brands, there is significant uncertainty due to the current pandemic. If brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. Refer to Note 5, Goodwill and Intangible Assets, for additional details on our intangible asset impairment evaluation.

•	Restructuring and implementation activities were in line with our Simplify to Grow Program strategic objectives.

•	Our equity investments in JDE Peet's and KDP give us additional financial flexibility.

•	We will continue to monitor the quality of our assets and our overall financial position over coming quarters.

•	We continue to maintain oversight over our core process controls through our centralized shared service model, and our key controls are operating as designed.

The business and economic environment continues to be volatile and additional impacts may arise that we cannot currently anticipate, particularly as infection rates are still rising. While there is still significant uncertainty about the ongoing impacts of the COVID-19 outbreak on the global economy and on our business, barring material business disruptions or other negative developments, we expect to continue to meet the demand of consumers for our snacks, food and beverage products. However, the elevated consumer demand we experienced primarily in some of our developed market countries in the first half of 2020 may not continue. We are unable to predict how long this sustained demand will last or how significant it will be. We expect the COVID-19 outbreak to result in lower revenues primarily in some of our emerging market countries that have a higher concentration of traditional trade outlets (such as small family-run stores), our gum and candy categories (which are more instant consumption in nature), as well as our world travel retail (such as international duty-free stores) and foodservice businesses. As we continue to proactively manage our business in response to the evolving impacts of the pandemic, we continue to communicate with and support our employees and customers; monitor and take steps to further safeguard our supply chain, operations, technology and assets; protect our liquidity and financial position; work toward our strategic priorities and monitor our financial performance as we seek to position the Company to withstand the current uncertainty related to this pandemic.

JDE Peet's and KDP Equity Method Investment Transactions
During the second quarter of 2020, in connection with the JDE Peet's offering of its ordinary shares, we exchanged our 26.4% ownership interest in JDE for a 26.5% equity interest in JDE Peet’s. On May 29, 2020, we participated in the JDE Peet's offering and, with the subsequent exercise of the over-allotment option, we sold a total of approximately 11.1 million shares during the second quarter, retaining a 22.9% ownership interest in JDE Peet's. We received €350 million ($394 million) of total proceeds from the sales of JDE Peet's shares and we recorded a pre-tax gain of $121 million during the second quarter. We also incurred a $261 million tax expense that is payable in 2020 and 2021. Consistent with our accounting for KDP, in connection with JDE Peet's becoming a public company, we changed our accounting principle to reflect our share of JDE historical results and JDE Peet's ongoing results on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of JDE Peet's ongoing results once JDE Peet's has publicly reported its results. This change was applied retrospectively to all periods presented. Refer to Note 6, Equity Method Investments, and Note 14, Income

Taxes, for additional information.
On March 4, 2020, we participated in a secondary offering of KDP shares and sold approximately 6.8 million shares, which reduced our ownership interest by 0.5% to 13.1% of the total outstanding shares. During the first quarter of 2020, we received $185 million of proceeds and recorded a pre-tax gain of $71 million (or $54 million after-tax). Refer to Note 6, Equity Method Investments, for additional information.

Summary of Results

•
Net revenues decreased 2.5% to $5.9 billion in the second quarter of 2020 and increased 0.1% to $12.6 billion in the first six months of 2020 as compared to the same periods in the prior year. During the second quarter and the first six months of 2020, net revenues were significantly impacted by the COVID-19 outbreak and response. In developed markets, particularly North America, demand for our products grew significantly as consumers increased their food purchases for in-home consumption. In some of our emerging markets, where we have a greater concentration of traditional trade, as well as in our gum and candy, world travel retail and foodservice businesses, where we sell products that are typically consumed away from home, net revenues were negatively affected by mandated lockdowns and other related restrictions.

–
Net revenue decreased in the second quarter of 2020, driven by the significant impact of unfavorable currency translation, as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year, unfavorable volume/mix, and the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa. These items were partially offset by higher net pricing and incremental net revenues from our April 1, 2020 acquisition of Give & Go and our July 16, 2019 acquisition of Perfect Snacks.

–
Net revenue increased in the first six months of 2020, driven by higher net pricing, favorable volume/mix, and incremental net revenues from our acquisitions of Give & Go and Perfect Snacks. These items were mostly offset by the significant impact of unfavorable currency translation, as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year, and the prior-year divestiture of most of our cheese business in the Middle East and Africa.

•
Organic Net Revenue, a non-GAAP financial measure, increased 0.7% to $6.1 billion in the second quarter of 2020 and increased 3.7% to $13.0 billion in the first six months of 2020 as compared to same periods in the prior year.

–	Organic Net Revenue increased in the second quarter of 2020, due to higher net pricing, partially offset by unfavorable volume/mix.

–	Organic Net Revenue increased in the first six months of 2020, due to higher net pricing and favorable volume/mix.
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

•
Diluted EPS attributable to Mondelēz International decreased 30.9% to $0.38 in the second quarter of 2020 and decreased 26.4% to $0.89 in the first six months of 2020 as compared to the same periods in the prior year.

–
Diluted EPS decreased in the second quarter of 2020, primarily driven by costs associated with the JDE Peet's transaction, intangible asset impairment charges, lapping a prior-year net gain on divestiture, lapping prior-year impact from pension participation changes, unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives, a decline from operating activities as a result of COVID-19 related impacts and unfavorable currency translation. These factors were partially offset by a gain on an equity method investment transaction and lower taxes primarily due to non-recurring discrete tax items (refer to Note 14, Income Taxes).

–
Diluted EPS decreased during the first six months of 2020, primarily driven by costs associated with the JDE Peet's transaction, unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives, a loss related to an interest rate swap, intangible asset impairment charges, unfavorable currency translation, lapping a prior-year gain on divestiture, lapping a prior-year impact from pension participation changes and a decrease in equity method investment earnings. These factors were partially offset by gains on equity method investment transactions, lower taxes associated with operating activities, an increase in benefit plan non-service income, fewer shares outstanding and an increase from operating activities, which were tempered by COVID-19 related impacts.

•
Adjusted EPS, a non-GAAP financial measure, increased 12.5% to $0.63 in the second quarter of 2020 and increased 4.0% to $1.30 in the first six months of 2020 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 16.1% to $0.65 in the second quarter of 2020 and increased 8.0% to $1.35 in the first six months of 2020 as compared to the same periods in the prior year.

–
Adjusted EPS increased in the second quarter of 2020, driven by lower taxes primarily due to non-recurring discrete tax items, an increase in equity method investment earnings, an increase in benefit plan non-service income, lower interest and other expense, net, and lower shares outstanding, partially offset by a decline from operating activities and unfavorable currency.

–
Adjusted EPS increased in the first six months of 2020, driven by lower taxes, an increase in benefit plan non-service income and fewer shares outstanding, partially offset by unfavorable currency and a decrease in equity method investment earnings.

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

•
Market conditions. Snack categories continued to grow in the first half of 2020, in part due to increased consumer demand for snacks purchases for in-home consumption during the COVID-19 outbreak. As further discussed below and in Item 3, Quantitative and Qualitative Disclosures about Market Risks, volatility in global consumer, commodity, currency and capital markets increased significantly during the first six months of 2020 and is expected to continue while and until the COVID-19 outbreak is largely resolved.

•
COVID-19. We have been monitoring the COVID-19 outbreak. While its full impact is not yet known, it has had a material negative effect on the economy and could have a material negative effect on our business and results in 2020, particularly if there are significant adverse changes to consumer demand or significant disruptions to the supply, production or distribution of our products or the credit or financial stability of our customers and other business partners. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may also have a negative effect on our derivative counterparties and could also impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our business, results of operations and financial condition. We will continue to prioritize the safety of our employees and consumers. As we manage operations during the pandemic, we may continue to incur increased labor, customer service, logistics and other costs. As consumer demand for our products evolves, we could continue to see a shift in product mix that could have a negative impact on results. As discussed in Recent Developments and Significant Items Affecting Comparability, we are working to mitigate any negative impacts to our business from the COVID-19 outbreak, but we may not be able to fully predict or respond to all impacts on a timely basis to prevent near- and long-term adverse impacts to our results.

•	Brexit. On January 31, 2020, the United Kingdom began the withdrawal process from the European Union under the European and U.K. Parliament approved Withdrawal Agreement. During a transition period scheduled to end on December 31, 2020, the United Kingdom will effectively remain in the E.U.’s customs union and single market while a trade deal with the European Union is negotiated. The deadline for extending the transition period was June 30, 2020 and the United Kingdom did not seek an extension. As a result, on December 31, 2020, the United Kingdom will either exit the European Union and begin a new trade relationship with the European Union or will exit without a trade deal. During the transition period, we continue to take protective measures in response to the potential impacts on our results of operations and financial condition. Our exposure to disruptions to our supply chain, the imposition of tariffs and currency devaluation in the United Kingdom could result in a material impact to our consolidated revenue, earnings and cash flow. In the six months ended June 30, 2020, we generated 8.8% of our consolidated net revenues in the United Kingdom and our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. The volatility in foreign currencies and other markets is expected to continue as the United Kingdom executes its exit from the European Union. If the U.K.'s membership in the European Union terminates without trade and other cross-border operating agreements, there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and other countries, including those in the European Union, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. If the ultimate terms of the U.K.’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We are taking measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through the Brexit transition and the inherent risks. Resulting impacts and market volatility can vary significantly depending on the final terms of the U.K.’s exit from the European Union.

•
Taxes. During the third quarter of 2019, we recorded the impact of Swiss tax reform, and we continue to monitor for any additional interpretative guidance that could result in changes to the amounts we have recorded. In the United States, while the 2017 U.S. tax reform reduced the U.S. corporate tax rate and included some beneficial provisions, other provisions have, and in the future will have, an adverse effect on our results. We continue to evaluate the impacts as additional guidance on implementing the legislation becomes available. While additional guidance has been issued by the IRS and the U.S. Treasury Department, there are still some areas that may not be clarified for some time. Also, a number of U.S. states have not updated their laws to take into account the new federal legislation. As a result, there may be additional impacts of the new laws on our future results of operations and financial condition. It is possible that U.S. or Swiss tax reform or related interpretations could change and have an adverse effect on us that could be material. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on Swiss and U.S. tax reform.

•
Argentina. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, we continue to apply highly inflationary accounting for our Argentinian subsidiaries, and during the six months ended June 30, 2020, we recorded a remeasurement loss of $5 million within selling, general and administrative expenses related to the revaluation of our Argentinian peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Argentinian pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2020	2019	2020	2019
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(28)	$(20)	$(43)	$(40)
Implementation charges		(52)	(68)	(95)	(118)
Intangible asset impairment charges		(90)	—	(90)	—
Mark-to-market (losses)/gains from derivatives (1)	Note 9	(2)	33	(186)	49
Acquisition and divestiture-related costs
Acquisition integration costs		(2)	—	(2)	—
Acquisition-related costs		(10)	(1)	(15)	(1)
Divestiture-related costs		2	(11)	2	(10)
Net gain on divestiture		—	41	—	41
Costs associated with JDE Peet's transaction	Note 6	(48)	—	(48)	—
Remeasurement of net monetary position	Note 1	(3)	1	(5)	(1)
Impact from pension participation changes (1)	Note 10	(3)	35	(6)	35
CEO transition remuneration (2)		—	(3)	—	(6)
Loss related to interest rate swaps	Note 8 & 9	—	—	(103)	—
Gain/(loss) on equity method investment transactions (3)	Note 6	121	(25)	192	(2)
Equity method investee acquisition- related or other (charges)/benefits, net		(34)	(12)	(42)	(29)
Effective tax rate (4)	Note 14	51.7%	23.1%	36.0%	21.2%

(1)	Includes impacts recorded in operating income and interest expense and other, net.

(2)	Please see the Non-GAAP Financial Measures section at the end of this item for additional information.

(3)	Gain/(loss) on equity method investment transactions is recorded outside pre-tax operating results on the condensed consolidated statement of earnings.

(4)
Refer to Note 14, Income Taxes, for more information on our effective tax rate and to our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on the impact of Swiss and U.S. tax reform.

Consolidated Results of Operations

Three Months Ended June 30:

	For the Three Months Ended June 30,
	2020	2019	$ change	% change
	(in millions, except per share data)
Net revenues	$5,911	$6,062	$(151)	(2.5)%
Operating income	713	1,025	(312)	(30.4)%
Net earnings attributable to Mondelēz International	544	803	(259)	(32.3)%
Diluted earnings per share attributable to Mondelēz International	0.38	0.55	(0.17)	(30.9)%

Net Revenues – Net revenues decreased $151 million (2.5%) to $5,911 million in the second quarter of 2020, and Organic Net Revenue (1) increased $40 million (0.7%) to $6,080 million. Developed markets net revenue increased 5.4% and developed markets Organic Net Revenue increased 4.1%. Emerging markets net revenues decreased 15.6%, including an unfavorable currency impact, and emerging markets Organic Net Revenue decreased 5.1% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2020
Change in net revenues (by percentage point)
Total change in net revenues	(2.5)%
Add back the following items affecting comparability:
Unfavorable currency	4.6	pp
Impact of divestiture	0.4	pp
Impact of acquisitions	(1.8	)pp
Total change in Organic Net Revenue (1)	0.7%
Higher net pricing	2.0	pp
Unfavorable volume/mix	(1.3	)pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decrease of 2.5% was driven by unfavorable currency and the impact of a prior-year divestiture, partially offset by the impact of acquisitions and our underlying Organic Net Revenue growth of 0.7%. Overall, for the second quarter of 2020, net revenues were higher in developed markets, particularly North America, where due to the COVID-19 outbreak and response, demand for our products grew significantly as consumers increased their food purchases for in-home consumption. In some of our emerging markets, where we have a greater concentration of traditional trade, as well as in our gum and candy, world travel retail and foodservice businesses, revenues were negatively affected by mandated lockdowns and other related restrictions.

Unfavorable currency impacts decreased net revenues by $283 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Argentinian peso, Mexican peso, euro, Russian ruble, British pound sterling dollar and Indian rupee. The impact of the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa resulted in a year-over-year decline in net revenues of $22 million. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $91 million and the July 16, 2019 acquisition of a majority interest in Perfect Snacks added incremental net revenues of $23 million in the second quarter of 2020. Refer to Note 2, Acquisitions and Divestitures, for additional information. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was reflected in all regions except Europe. Net pricing was up, due to the benefit of carryover pricing from 2019 as well as the effects of input cost-driven pricing actions taken during the first six months of 2020. Unfavorable volume/mix, driven by unfavorable product mix as volume gains were tempered by the net negative volume impact from the COVID-19 outbreak, was reflected in all regions except North America.

Operating Income – Operating income decreased $312 million (30.4%) to $713 million in the second quarter of 2020. Adjusted Operating Income (1) decreased $66 million (6.5%) to $942 million and Adjusted Operating Income on a constant currency basis (1) decreased $38 million (3.8%) to $970 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended June 30, 2019	$1,025
Simplify to Grow Program (2)	83
Mark-to-market gains from derivatives (3)	(33)
Acquisition-related costs (4)	1
Divestiture-related costs (4)	11
Operating income from divestiture (4)	(5)
Net gain on divestiture (4)	(41)
Remeasurement of net monetary position (5)	(1)
Impact from pension participation changes (6)	(35)
CEO transition remuneration (1)	3
Adjusted Operating Income (1) for the Three Months Ended June 30, 2019	$1,008
Higher net pricing	120
Higher input costs	(102)
Unfavorable volume/mix	(60)
Lower selling, general and administrative expenses	13
Impact from acquisitions (4)	(10)
Prior-year VAT-related settlement	2
Other	(1)
Total change in Adjusted Operating Income (constant currency) (1)	(38)	(3.8)%
Unfavorable currency translation	(28)
Total change in Adjusted Operating Income (1)	(66)	(6.5)%
Adjusted Operating Income (1) for the Three Months Ended June 30, 2020	$942
Simplify to Grow Program (2)	(76)
Intangible asset impairment charges (7)	(90)
Mark-to-market losses from derivatives (3)	(2)
Acquisition integration costs (4)	(2)
Acquisition-related costs (4)	(10)
Divestiture-related costs (4)	2
Costs associated with JDE Peet's transaction (8)	(48)
Remeasurement of net monetary position (5)	(3)
Operating Income for the Three Months Ended June 30, 2020	$713	(30.4)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 7, Restructuring Program, for more information.

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

(5)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(6)	Refer to Note 10, Benefit Plans, for more information.

(7)	Refer to Note 5, Goodwill and Intangible Assets, for more information.

(8)	Refer to Note 6, Equity Method Investments, for more information on the JDE Peet's transaction.

During the second quarter of 2020, we realized higher net pricing, which was mostly offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2019 as well as the effects of input cost-driven pricing actions taken during the first six months of 2020, was reflected across all regions except Europe. The increase in input costs was driven by higher raw material costs, as manufacturing costs were essentially flat as productivity was offset by incremental COVID-19 related costs. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher dairy, cocoa, sugar, oils, nuts and other ingredients costs, partially offset by lower costs for grains and packaging. Unfavorable volume/mix, primarily due to unfavorable mix as overall volume increased despite the negative volume impact from the COVID-19 outbreak, was driven by Latin America, AMEA and Europe, which was partially offset by favorable volume/mix in North America.

Total selling, general and administrative expenses increased $26 million from the second quarter of 2019, due to a number of factors noted in the table above, including in part, costs associated with the JDE Peet's transaction, lapping the benefit from prior-year pension participation changes, the impact of acquisitions and higher acquisition-related costs, which were partially offset by a favorable currency impact related to expenses, lower divestiture-related costs, lower implementation costs incurred for the Simplify to Grow Program, lapping prior-year CEO transition remuneration, lapping the prior-year divestiture and lapping a prior-year VAT-related settlement. Excluding these factors, selling, general and administrative expenses decreased $13 million from the second quarter of 2019. The decrease was driven primarily by lower advertising and consumer promotion costs. Overhead costs were flat as productivity efforts offset incremental COVID-19 related costs.

We recorded an expense of $2 million from a VAT-related settlement in Latin America in the second quarter of 2019. Unfavorable currency changes decreased operating income by $28 million due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, euro, British pound sterling, Russian ruble, Indian rupee, Chinese yuan and South African rand.

Operating income margin decreased from 16.9% in the second quarter of 2019 to 12.1% in the second quarter of 2020. The decrease in operating income margin was driven primarily by intangible asset impairment charges, costs associated with the JDE Peet's transaction, lower Adjusted Operating Income margin reflecting COVID-19 related impacts, lapping prior-year gain on a divestiture, lapping the benefit from prior-year pension participation changes and the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities. Adjusted Operating Income margin decreased from 16.7% for the second quarter of 2019 to 15.9% for the second quarter of 2020. The decrease in Adjusted Operating Income margin was driven primarily by COVID-19 related costs, higher raw material costs, the impact of acquisitions and unfavorable volume/mix, partially offset by higher pricing, productivity and lower advertising and promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $544 million decreased by $259 million (32.3%) in the second quarter of 2020. Diluted EPS attributable to Mondelēz International was $0.38 in the second quarter of 2020, down $0.17 (30.9%) from the second quarter of 2019. Adjusted EPS (1) was $0.63 in the second quarter of 2020, up $0.07 (12.5%) from the second quarter of 2019. Adjusted EPS on a constant currency basis (1) was $0.65 in the second quarter of 2020, up $0.09 (16.1%) from the second quarter of 2019.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2019	$0.55
Simplify to Grow Program (2)	0.05
Mark-to-market gains from derivatives (2)	(0.02)
Divestiture-related costs (2)	0.01
Net earnings from divestiture (2)	(0.01)
Net gain on divestitures (2)	(0.03)
Impact from pension participation changes (2)	(0.02)
Net loss on equity method investment transactions (3)	0.02
Equity method investee acquisition-related or other charges/(benefits), net (4)	0.01
Adjusted EPS (1) for the Three Months Ended June 30, 2019	$0.56
Decrease in operations	(0.02)
Increase in equity method investment net earnings	0.02
Impact from acquisition (2)	—
Changes in benefit plan non-service income	0.01
Changes in interest and other expense, net (5)	0.01
Changes in income taxes (6)	0.06
Changes in shares outstanding (7)	0.01
Adjusted EPS (constant currency) (1) for the Three Months Ended June 30, 2020	$0.65
Unfavorable currency translation	(0.02)
Adjusted EPS (1) for the Three Months Ended June 30, 2020	$0.63
Simplify to Grow Program (2)	(0.04)
Intangible asset impairment charges (2)	(0.05)
Acquisition-related costs (2)	(0.01)
Costs associated with JDE Peet's transaction (2)	(0.21)
Gain on equity method investment transaction (3)	0.08
Equity method investee acquisition-related or other (charges)/benefits, net (4)	(0.02)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2020	$0.38

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)
See the Operating Income table above and the related footnotes for more information. Within earnings per share, taxes related to the JDE Peet's transaction are included in costs associated with the JDE Peet's transaction (refer to Note 14, Income Taxes, for more information).

(3)	Refer to Note 6, Equity Method Investments, for more information on the gain/(loss) on equity method investment transactions.

(4)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and KDP equity method investees.

(5)	Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt, which is included in currency translation.

(6)	Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.

(7)
Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.

Six Months Ended June 30:

	For the Six Months Ended June 30,
	2020	2019	$ change	% change
	(in millions, except per share data)
Net revenues	$12,618	$12,600	$18	0.1%
Operating income	1,569	2,061	(492)	(23.9)%
Net earnings attributable to Mondelēz International	1,280	1,770	(490)	(27.7)%
Diluted earnings per share attributable to Mondelēz International	0.89	1.21	(0.32)	(26.4)%

Net Revenues – Net revenues increased $18 million (0.1%) to $12,618 million in the first six months of 2020, and Organic Net Revenue (1) increased $459 million (3.7%) to $13,004 million. Developed markets net revenue increased 5.9% and developed markets Organic Net Revenue increased 5.9%. Emerging markets net revenues decreased 9.2%, including an unfavorable currency impact, and emerging markets Organic Net Revenue decreased 0.1% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2020
Change in net revenues (by percentage point)
Total change in net revenues	0.1%
Add back the following items affecting comparability:
Unfavorable currency	4.2	pp
Impact of divestiture	0.5	pp
Impact of acquisition	(1.1	)pp
Total change in Organic Net Revenue (1)	3.7%
Higher net pricing	1.9	pp
Favorable volume/mix	1.8	pp

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 0.1% was driven by our underlying Organic Net Revenue growth of 3.7% and the impact of acquisitions, mostly offset by unfavorable currency and the impact of a prior-year divestiture. Overall, net revenues were higher in developed markets, particularly North America, where due to the COVID-19 outbreak and response, demand for our products grew significantly as consumers increased their food purchases for in-home consumption. In some of our emerging markets, where we have a greater concentration of traditional trade, as well as in our gum and candy, world travel retail and foodservice businesses, revenues were negatively affected by mandated lockdowns and other related restrictions.

Organic Net Revenue growth was driven by both higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2019 as well as the effects of input cost-driven pricing actions taken during the first six months of 2020. Higher net pricing was reflected in all regions except Europe. Favorable volume/mix, reflecting overall volume gains despite being tempered by the net negative impact from the COVID-19 outbreak, was reflected in North America and Europe, partially offset by unfavorable volume/mix in Latin America and AMEA. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $91 million and the July 16, 2019 acquisition of a majority interest in Perfect Snacks added incremental net revenues of $55 million in the first six months of 2020. Unfavorable currency impacts decreased net revenues by $532 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Argentinian peso, euro, Australian dollar, British pound sterling, Mexican peso, Russian ruble and Indian rupee. The impact of the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa resulted in a year-over-year decline in net revenues of $55 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income decreased $492 million (23.9%) to $1,569 million in the first six months of 2020. Adjusted Operating Income (1) decreased $50 million (2.4%) to $2,048 million and Adjusted Operating Income on a constant currency basis (1) increased $24 million (1.1%) to $2,122 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Six Months Ended June 30, 2019	$2,061
Simplify to Grow Program (2)	153
Mark-to-market gains from derivatives (3)	(49)
Acquisition-related costs (4)	1
Divestiture-related costs (4)	10
Operating income from divestiture (4)	(9)
Net gain on divestiture (4)	(41)
Remeasurement of net monetary position (5)	1
Impact from pension participation changes (6)	(35)
CEO transition remuneration (1)	6
Adjusted Operating Income (1) for the Six Months Ended June 30, 2019	$2,098
Higher net pricing	238
Higher input costs	(209)
Favorable volume/mix	65
Higher selling, general and administrative expenses	(72)
Impact from acquisition (4)	(8)
Prior-year VAT-related settlements	11
Other	(1)
Total change in Adjusted Operating Income (constant currency) (1)	24	1.1%
Unfavorable currency translation	(74)
Total change in Adjusted Operating Income (1)	(50)	(2.4)%
Adjusted Operating Income (1) for the Six Months Ended June 30, 2020	$2,048
Simplify to Grow Program (2)	(134)
Intangible asset impairment charges (7)	(90)
Mark-to-market losses from derivatives (3)	(187)
Acquisition integration costs (4)	(2)
Acquisition-related costs (4)	(15)
Divestiture-related costs (4)	2
Costs associated with JDE Peet's transaction (8)	(48)
Remeasurement of net monetary position (5)	(5)
Operating Income for the Six Months Ended June 30, 2020	$1,569	(23.9)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.

(2)	Refer to Note 7, Restructuring Program, for more information.

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

(5)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(6)	Refer to Note 10, Benefit Plans, for more information.

(7)	Refer to Note 5, Goodwill and Intangible Assets, for more information.

(8)	Refer to Note 6, Equity Method Investments, for more information on the JDE Peet's transaction.

During the first six months of 2020, we realized higher net pricing, which was mostly offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2019 as well as the effects of input cost-driven pricing actions taken during the first six months of 2020, was reflected in all regions except Europe. The increase in input costs was driven by higher raw material costs, as manufacturing costs were essentially flat as productivity was offset by incremental COVID-19 related costs. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher dairy, energy, cocoa, oil, nuts, sugar and other ingredients costs, partially offset by lower costs for grains. Favorable volume/mix was driven by North America and Europe, which was partially offset by unfavorable volume/mix in Latin America and AMEA.

Total selling, general and administrative expenses increased $70 million from the first six months of 2019, due to a number of factors noted in the table above, including in part, costs associated with the JDE Peet's transaction, the impact of acquisitions, lapping the benefit from prior-year pension participation changes and higher acquisition-related costs, which were more than offset by a favorable currency impact related to expenses, lower implementation costs incurred for the Simplify to Grow Program, lower divestiture-related costs, lapping prior-year VAT-related settlements, lapping prior-year CEO transition remuneration and lapping the prior-year divestiture. Excluding these factors, selling, general and administrative expenses increased $72 million from the first six months of 2019. The increase was driven primarily by higher overheads reflecting route-to-market investments as well as incremental COVID-19 related costs and higher advertising and consumer promotion costs.

We recorded an expense of $11 million from VAT-related settlements in Latin America in the first six months of 2019. Unfavorable currency changes decreased operating income by $74 million due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, euro, Argentinian peso, British pound sterling, Australian dollar, Chinese yuan and Russian ruble.

Operating income margin decreased from 16.4% in the first six months of 2019 to 12.4% in the first six months of 2020. The decrease in operating income margin was driven primarily by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, intangible asset impairment charges, lower Adjusted Operating Income margin reflecting COVID-19 related impacts, lapping the prior-year gain on a divestiture, costs associated with the JDE Peet's transaction and lapping the benefit from prior-year pension participation changes, partially offset by lower implementation costs for the Simplify to Grow Program. Adjusted Operating Income margin decreased from 16.7% for the first six months of 2019 to 16.2% for first six months of 2020. The decrease in Adjusted Operating Income margin was driven primarily by higher raw material costs, COVID-19 related costs and the impact of acquisitions, partially offset by higher pricing and productivity.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,280 million decreased by $490 million (27.7%) in the first six months of 2020. Diluted EPS attributable to Mondelēz International was $0.89 in the first six months of 2020, down $0.32 (26.4%) from the first six months of 2019. Adjusted EPS (1) was $1.30 in the first six months of 2020, up $0.05 (4.0%) from the first six months of 2019. Adjusted EPS on a constant currency basis (1) was $1.35 in the first six months of 2020, up $0.10 (8.0%) from the first six months of 2019.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2019	$1.21
Simplify to Grow Program (2)	0.08
Mark-to-market gains from derivatives (2)	(0.03)
Divestiture-related costs (2)	0.01
Net earnings from divestiture (2)	(0.01)
Net gain on divestitures (2)	(0.03)
Impact from pension participation changes (2)	(0.02)
CEO transition remuneration (2)	0.01
Net loss on equity method investment transactions (3)	0.01
Equity method investee acquisition-related or other charges/(benefits), net (4)	0.02
Adjusted EPS (1) for the Six Months Ended June 30, 2019	$1.25
Increase in operations	0.01
Decrease in equity method investment net earnings	(0.02)
Changes in benefit plan non-service income	0.02
Changes in income taxes (5)	0.07
Changes in shares outstanding (6)	0.02
Adjusted EPS (constant currency) (1) for the Six Months Ended June 30, 2020	$1.35
Unfavorable currency translation	(0.05)
Adjusted EPS (1) for the Six Months Ended June 30, 2020	$1.30
Simplify to Grow Program (2)	(0.07)
Intangible asset impairment charges (2)	(0.05)
Mark-to-market losses from derivatives (2)	(0.11)
Acquisition-related costs (2)	(0.01)
Costs associated with JDE Peet's transaction (2)	(0.21)
Loss related to interest rate swaps (7)	(0.06)
Gain on equity method investment transactions (3)	0.12
Equity method investee acquisition-related or other (charges)/benefits, net (4)	(0.02)
Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2020	$0.89

(1)	Refer to the Non-GAAP Financial Measures section appearing later in this section.

(2)
See the Operating Income table above and the related footnotes for more information. Within earnings per share, taxes related to the JDE Peet's transaction are included in costs associated with the JDE Peet's transaction (refer to Note 14, Income Taxes, for more information).

(3)	Refer to Note 6, Equity Method Investments, for more information on the gain/(loss) on equity method investment transactions.

(4)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and KDP equity method investees.

(5)	Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.

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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net revenues:
Latin America	$511	$737	$1,237	$1,537
AMEA	1,237	1,352	2,739	2,893
Europe	2,138	2,247	4,722	4,798
North America	2,025	1,726	3,920	3,372
Net revenues	$5,911	$6,062	$12,618	$12,600
Earnings before income taxes:
Operating income:
Latin America	$(6)	$68	$72	$166
AMEA	171	191	405	447
Europe	297	408	769	908
North America	424	407	805	726
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(2)	33	(187)	49
General corporate expenses	(111)	(79)	(187)	(188)
Amortization of intangibles	(50)	(43)	(93)	(87)
Net gain on divestiture	—	41	—	41
Acquisition-related costs	(10)	(1)	(15)	(1)
Operating income	713	1,025	1,569	2,061
Benefit plan non-service income	31	12	64	29
Interest and other expense, net	(85)	(101)	(275)	(181)
Earnings before income taxes	$659	$936	$1,358	$1,909

Latin America

	For the Three Months Ended June 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$511	$737	$(226)	(30.7)%
Segment operating income	(6)	68	(74)	(108.8)%

	For the Six Months Ended June 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$1,237	$1,537	$(300)	(19.5)%
Segment operating income	72	166	(94)	(56.6)%

Three Months Ended June 30:

Net revenues decreased $226 million (30.7%), due to unfavorable currency (19.4 pp) and unfavorable volume/mix (18.8 pp), partially offset by higher net pricing (7.5 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Brazilian real, Argentinian peso and Mexican peso. Unfavorable volume/mix was due to the negative volume impact from the COVID-19 outbreak as well as the impact of pricing-related elasticity. Unfavorable volume/mix was driven by declines in gum, candy, biscuits, chocolate and refreshment beverages, partially offset by gains in cheese & grocery. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $74 million (108.8%), primarily due to unfavorable volume/mix, higher raw material costs and higher other selling, general and administrative expenses (net of lapping the expense of a VAT-related settlement in 2019). These unfavorable items were partially offset by higher net pricing, lower advertising and consumer promotion costs and lower costs incurred for the Simplify to Grow Program.

Six Months Ended June 30:

Net revenues decreased $300 million (19.5%), due to unfavorable currency (17.7 pp) and unfavorable volume/mix (10.0 pp), partially offset by higher net pricing (8.2 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Brazilian real, Argentinian peso and Mexican peso. Unfavorable volume/mix was due to the negative volume impact from the COVID-19 outbreak as well as the impact of pricing-related elasticity. Unfavorable volume/mix was driven by declines in gum, candy, chocolate, refreshment beverages and biscuits, partially offset by gains in cheese & grocery. Higher net pricing was reflected across all categories, driven primarily by Argentina, Mexico and Brazil.

Segment operating income decreased $94 million (56.6%), primarily due to unfavorable volume/mix, higher raw material costs, higher other selling, general and administrative expenses (net of lapping the expense of VAT-related settlements in 2019) and unfavorable currency. These unfavorable items were partially offset by higher net pricing, lower advertising and consumer promotion costs, lower costs incurred for the Simplify to Grow Program and lower manufacturing costs (net of incremental COVID-19 related costs).

AMEA

	For the Three Months Ended June 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$1,237	$1,352	$(115)	(8.5)%
Segment operating income	171	191	(20)	(10.5)%

	For the Six Months Ended June 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$2,739	$2,893	$(154)	(5.3)%
Segment operating income	405	447	(42)	(9.4)%

Three Months Ended June 30:

Net revenues decreased $115 million (8.5%), due to unfavorable volume/mix (4.6 pp), unfavorable currency (3.9 pp) and the impact of a divestiture (1.5 pp), partially offset by higher net pricing (1.5 pp). Unfavorable volume/mix was due to the negative impact from COVID-19 related lockdowns impacting our traditional trade markets. Unfavorable volume/mix was driven by declines in chocolate, gum, candy and refreshment beverages, partially offset by gains in biscuits and cheese & grocery. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, South African rand, Australian dollar and Chinese yuan. The May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa resulted in a year-over-year decline in net revenues of $22 million. Higher net pricing was driven by chocolate, refreshment beverages, biscuits and cheese & grocery, partially offset by lower net pricing in gum and candy.

Segment operating income decreased $20 million (10.5%), primarily due to unfavorable volume/mix, higher raw material costs, unfavorable currency, intangible asset impairment charges and the impact of the prior-year divestiture. These unfavorable items were partially offset by higher net pricing, lower other selling, general and administrative expenses, lower advertising and consumer promotion costs and lower manufacturing costs (net of incremental COVID-19 related costs).

Six Months Ended June 30:

Net revenues decreased $154 million (5.3%), due to unfavorable currency (3.2 pp), the impact of a divestiture (1.8 pp) and unfavorable volume/mix (1.7 pp), partially offset by higher net pricing (1.4 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Australian dollar, Indian rupee, Chinese yuan and South African rand. The May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa resulted in a year-over-year decline in net revenues of $55 million. Unfavorable volume/mix was due to unfavorable product mix as overall higher volume was tempered by the negative volume impact from COVID-19 related lockdowns impacting our traditional trade markets. Unfavorable volume/mix was driven by declines in gum, chocolate, refreshment beverages and candy, partially offset by gains in biscuits and cheese & grocery. Higher net pricing was driven by refreshment beverages, biscuits, chocolate and cheese & grocery, partially offset by lower net pricing in candy and gum.

Segment operating income decreased $42 million (9.4%), primarily due to higher raw material costs, unfavorable volume/mix, unfavorable currency, the impact of the prior-year divestiture and intangible asset impairment charges. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs (net of incremental COVID-19 related costs), lower costs incurred for the Simplify to Grow Program, lower divestiture-related costs (including the current year reversal of accruals no longer required) and higher other selling, general and administrative expenses.

Europe

	For the Three Months Ended June 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$2,138	$2,247	$(109)	(4.9)%
Segment operating income	297	408	(111)	(27.2)%

	For the Six Months Ended June 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$4,722	$4,798	$(76)	(1.6)%
Segment operating income	769	908	(139)	(15.3)%

Three Months Ended June 30:

Net revenues decreased $109 million (4.9%), due to unfavorable currency (3.7 pp), lower net pricing (0.8 pp) and unfavorable volume/mix (0.4 pp). Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, primarily the euro, Russian ruble, British pound sterling, Norwegian krone and Turkish lira. Lower net pricing was driven by chocolate, biscuits and refreshment beverages, partially offset by higher net pricing in cheese & grocery, candy and gum. Unfavorable volume/mix was due to unfavorable product mix, as overall higher volume was tempered by the net negative volume impact from the COVID-19 outbreak as increased food purchases for in-home consumption were more than offset by a negative volume impact on our world travel retail and foodservice businesses due to lockdowns and other restrictions. Unfavorable volume/mix was driven by declines in biscuits, gum and candy, mostly offset by gains in chocolate, cheese & grocery and refreshment beverages.

Segment operating income decreased $111 million (27.2%), primarily due to intangible asset impairment charges, unfavorable volume/mix, unfavorable currency, lower net pricing, higher manufacturing costs driven by incremental COVID-19 related costs, higher raw material costs and higher other selling, general and administrative expenses. These unfavorable items were partially offset by lower advertising and consumer promotion costs and lower costs incurred for the Simplify to Grow Program.

Six Months Ended June 30:

Net revenues decreased $76 million (1.6%), due to unfavorable currency (3.4 pp) and lower net pricing (0.2 pp), partially offset by favorable volume/mix (2.0 pp). Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, primarily the euro, British pound sterling, Russian ruble, Norwegian krone and Turkish lira. Lower net pricing was driven by chocolate, biscuits and refreshment beverages, partially offset by higher net pricing in cheese & grocery, candy and gum. Favorable volume/mix, despite unfavorable product mix, was tempered by the net impact from the COVID-19 outbreak, as increased food purchases for in-home consumption were more than offset by a negative volume impact on our world travel retail and foodservice businesses due to lockdowns and other restrictions. Favorable volume/mix was driven by gains in chocolate, cheese & grocery and refreshment beverages, partially offset by declines in gum, candy and biscuits.

Segment operating income decreased $139 million (15.3%), primarily due to intangible asset impairment charges, unfavorable currency, higher raw material costs, higher manufacturing costs driven by incremental COVID-19 related costs, higher other selling, general and administrative expenses and lower net pricing. These unfavorable items were partially offset by favorable volume/mix and lower advertising and consumer promotion costs.

North America

	For the Three Months Ended June 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$2,025	$1,726	$299	17.3%
Segment operating income	424	407	17	4.2%

	For the Six Months Ended June 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$3,920	$3,372	$548	16.3%
Segment operating income	805	726	79	10.9%

Three Months Ended June 30:

Net revenues increased $299 million (17.3%), due to favorable volume/mix (7.4 pp), the impact of acquisitions (6.6 pp) and higher net pricing (3.6 pp), partially offset by unfavorable currency (0.3 pp). Favorable volume/mix, in part due to the positive volume impact from COVID-19 as consumers increased their food purchases for in-home consumption, was driven by gains in biscuits, partially offset by declines in gum, candy and chocolate. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $91 million and the July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $23 million in the second quarter of 2020. Higher net pricing was reflected across all categories except candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $17 million (4.2%), primarily due to favorable volume/mix and higher net pricing. These favorable items were partially offset by intangible asset impairment charges, lapping the benefit from prior-year pension participation changes, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses (including incremental COVID-19 related costs) and higher raw material costs.

Six Months Ended June 30:

Net revenues increased $548 million (16.3%), due to favorable volume/mix (9.8 pp), the impact of acquisitions (4.3 pp) and higher net pricing (2.4 pp), partially offset by unfavorable currency (0.2 pp). Favorable volume/mix, in part due to the positive volume impact from COVID-19 as consumers increased their food purchases for in-home consumption, was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $91 million and the July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $55 million in the first six months of 2020. Higher net pricing was driven by biscuits and chocolate, partially offset by lower net pricing in gum and candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $79 million (10.9%), primarily due to favorable volume/mix and higher net pricing. These favorable items were partially offset by higher advertising and consumer promotion costs, intangible asset impairment charges, lapping the benefit from prior-year pension participation changes, higher other selling, general and administrative expenses (including incremental COVID-19 related costs), higher raw material costs and higher manufacturing costs driven by incremental COVID-19 related costs.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. In light of the current uncertainty in the global markets related to the COVID-19 outbreak, however, an economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could also impair our banking and other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our access to capital or financial condition. As a precautionary measure and to preserve financial flexibility, we increased our credit facility borrowing capacity in the first half of 2020. Refer to Recent Developments and Significant Items Affecting Comparability and Note 8, Debt and Borrowing Arrangements, for additional details. We also continue to utilize our commercial paper program and international credit lines, and we recently secured and continue to evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. In connection with various legislatively authorized tax payment deferral mechanisms available for income tax, indirect tax (such as value-added tax) and payroll tax in a number of jurisdictions, we were able to defer certain of these tax payments, which provided a cash benefit that will reverse when the cash tax payments become due. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity; however, if a serious economic or credit market crisis ensues, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $1,558 million in the first six months of 2020 and $1,046 million in the first six months of 2019. The increase in net cash provided by operating activities was due primarily to lower cash tax payments and lower working capital requirements, partially offset by payments of interest rate swap cash settlements and payments for several indirect tax matters that were resolved during the fourth quarter of 2019 under a tax amnesty program in India.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $1,037 million in the first six months of 2020 and $267 million in the first six months of 2019. The increase in net cash used in investing activities was due primarily to cash paid to acquire a majority interest in Give & Go, the payment of interest rate swaps for which the planned tenor of the related forecasted debt was changed and lower cash receipts from the settlement and replacement of net investment hedge derivative contracts, partially offset by cash received from the sale of shares in the JDE Peet's and KDP offerings and lower capital expenditures. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. During the first quarter of 2020 and due to the ongoing COVID-19 situation, we reduced our expected 2020 capital expenditures from up to $0.9 billion to up to $0.8 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:
Net cash used in financing activities was $181 million in the first six months of 2020 and $639 million in the first six months of 2019. The decrease in cash used in financing activities was primarily due to higher net debt issuances and lower share repurchases, partially offset by higher dividends paid.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first six months of 2020. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 70.6% (or $8.9 billion) of the $12.6 billion of consolidated net revenue in the six months ended June 30, 2020. The operations held by MIHN represented approximately 90.4% (or $23.6 billion) of the $26.1 billion of net assets as of June 30, 2020 and 87.2% (or $23.9 billion) of the $27.3 billion of net assets as of December 31, 2019.

During February 2020, our Board of Directors approved a new $8.0 billion long-term financing authority to replace the prior $5.0 billion authority. As of June 30, 2020, we had $5.5 billion of long-term financing authority remaining.

In the 12 months subsequent to June 30, 2020, approximately $0.9 billion of long-term debt will mature as follows: $143 million in October 2020 and $763 million in January 2021. We expect to fund these repayments with a combination of cash from operations, short-term borrowings, including issuance of commercial paper, and long-term debt.

Our total debt was $19.7 billion at June 30, 2020 and $18.4 billion at December 31, 2019. Our debt-to-capitalization ratio was 0.43 at June 30, 2020 and 0.40 at December 31, 2019. At June 30, 2020, the weighted-average term of our outstanding long-term debt was 6.0 years. Our average daily commercial paper borrowings outstanding were $3.6 billion in the first six months of 2020 and $4.2 billion in the first six months of 2019. We had commercial paper outstanding totaling $2.7 billion as of June 30, 2020 and $2.6 billion as of December 31, 2019. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 8, Debt and Borrowing Arrangements.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first six months of 2020, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for dairy, energy, cocoa, oils, nuts, sugar and other ingredients, partially offset by lower costs for grains.

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

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the six months ended June 30, 2020.

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

We repurchased shares at an aggregate cost of $17.2 billion, at a weighted-average cost of $40.09 per share, through June 30, 2020 ($0.7 billion in the first six months of 2020, $1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013). The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and Board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $819 million in the first six months of 2020 and $756 million in the first six months of 2019. The second quarter 2020 dividend of $0.285 per share, declared on May 13, 2020 for shareholders of record as of June 30, 2020, was paid on July 14, 2020. On July 28, 2020, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.315 per share of Class A Common Stock, an increase of 11 percent. This dividend is payable on October 14, 2020, to shareholders of record as of September 30, 2020. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “position,” “seek,” “aim,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact of the COVID-19 outbreak on consumer demand, costs, product mix, the availability of our products, our strategic initiatives, our and our partners’ global supply chains, operations and routes to market, and our financial results; our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; volatility in global consumer, commodity, currency and capital markets; price volatility and pricing actions; the cost environment and measures to address increased costs; our ability to meet demand for our products; our tax rate, tax positions, tax proceedings and the impact of U.S. and Swiss tax reform on our results; the United Kingdom’s withdrawal from the European Union and its impact on our results, including the consequences of any trade or other cross-border operating agreements, or failure to reach agreements, following the United Kingdom’s withdrawal from the European Union; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices and supply; our investments including in JDE Peet's and KDP; political, business and economic conditions and volatility; currency exchange rates, controls and restrictions and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our Argentinian subsidiaries and the potential for and impacts from currency devaluation in other countries; the outcome and effects on us of legal proceedings and government investigations;

the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper; steps we have taken to enhance our capital structure and liquidity, credit availability and our ability to raise capital, and the impact of market disruptions on counterparties and business partners; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities; share repurchases; dividends; long-term value for our shareholders; the characterization of 2020 distributions as dividends; compliance with our debt covenants; and our contractual and other obligations.
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

•
“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related divestiture (2), acquisition and integration costs (2); the operating results of divestitures (2); remeasurement of net monetary position (5); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); impact from resolution of tax matters (7); CEO transition remuneration (8); impact from pension participation changes (9); Swiss tax reform impacts (10); and costs associated with the JDE Peet's transaction (1). We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•
“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on equity method investment transactions; net earnings from divestitures (2); gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; and U.S. and Swiss tax reform impacts (10). Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ unusual or infrequent items (11). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)
When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. During the second quarter of 2020, we added to the non-GAAP definitions the exclusion of costs associated with the JDE Peet's transaction. Refer to Note 6, Equity Method Investments and Note 14, Income Taxes, for more information on the JDE Peet's transaction.

(2)
Divestitures include completed sales of businesses (including the partial or full sale of an equity method investment) and exits of major product lines upon completion of a sale or licensing agreement. See Note 2, Acquisitions and Divestitures, for information on acquisitions and divestitures impacting the comparability of our results.

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

	For the Three Months Ended June 30, 2020			For the Three Months Ended June 30, 2019
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$1,917	$3,994	$5,911	$2,272	$3,790	$6,062
Impact of currency	218	65	283	—	—	—
Impact of acquisition	—	(114)	(114)	—	—	—
Impact of divestiture	—	—	—	(22)	—	(22)
Organic Net Revenue	$2,135	$3,945	$6,080	$2,250	$3,790	$6,040

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$4,334	$8,284	$12,618	$4,774	$7,826	$12,600
Impact of currency	382	150	532	—	—	—
Impact of acquisition	—	(146)	(146)	—	—	—
Impact of divestiture	—	—	—	(55)	—	(55)
Organic Net Revenue	$4,716	$8,288	$13,004	$4,719	$7,826	$12,545

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; acquisition integration costs; acquisition and divestiture-related costs; operating income from a divestiture; net gain on a divestiture; costs associated with the JDE Peet's transaction; the remeasurement of net monetary position; impact from pension participation changes; and CEO transition remuneration. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in millions)
Operating Income	$713	$1,025	$(312)	(30.4)%
Simplify to Grow Program (1)	76	83	(7)
Intangible asset impairment charges (2)	90	—	90
Mark-to-market losses/(gains) from derivatives (3)	2	(33)	35
Acquisition integration costs (4)	2	—	2
Acquisition-related costs (4)	10	1	9
Divestiture-related costs (4)	(2)	11	(13)
Operating income from divestiture (4)	—	(5)	5
Net gain on divestiture (4)	—	(41)	41
Costs associated with JDE Peet's transaction (5)	48	—	48
Remeasurement of net monetary position (6)	3	(1)	4
Impact from pension participation changes (7)	—	(35)	35
CEO transition remuneration (8)	—	3	(3)
Adjusted Operating Income	$942	$1,008	$(66)	(6.5)%
Unfavorable currency translation	28	—	28
Adjusted Operating Income (constant currency)	$970	$1,008	$(38)	(3.8)%

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in millions)
Operating Income	$1,569	$2,061	$(492)	(23.9)%
Simplify to Grow Program (1)	134	153	(19)
Intangible asset impairment charges (2)	90	—	90
Mark-to-market losses/(gains) from derivatives (3)	187	(49)	236
Acquisition integration costs (4)	2	—	2
Acquisition-related costs (4)	15	1	14
Divestiture-related costs (4)	(2)	10	(12)
Operating income from divestiture (4)	—	(9)	9
Net gain on divestiture (4)	—	(41)	41
Costs associated with JDE Peet's transaction (5)	48	—	48
Remeasurement of net monetary position (6)	5	1	4
Impact from pension participation changes (7)	—	(35)	35
CEO transition remuneration (8)	—	6	(6)
Adjusted Operating Income	$2,048	$2,098	$(50)	(2.4)%
Unfavorable currency translation	74	—	74
Adjusted Operating Income (constant currency)	$2,122	$2,098	$24	1.1%

(1)	Refer to Note 7, Restructuring Program, for more information.

(2)	Refer to Note 5, Goodwill and Intangible Assets, for more information.

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

(5)	Refer to Note 6, Equity Method Investments, for more information on the JDE Peet's transaction.

(6)	Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

(7)	Refer to Note 10, Benefit Plans, for more information.

(8)	Refer to the Non-GAAP Financial Measures definition and related table notes.

Adjusted EPS:
Applying the definition of “Adjusted EPS,” (1) the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as a loss related to interest rate swaps; gains or losses on equity method investment transactions; and our proportionate share of unusual or infrequent items recorded by our JDE and KDP equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.38	$0.55	$(0.17)	(30.9)%
Simplify to Grow Program (2)	0.04	0.05	(0.01)
Intangible asset impairment charges (2)	0.05	—	0.05
Mark-to-market losses/(gains) from derivatives (2)	—	(0.02)	0.02
Acquisition-related costs (2)	0.01	—	0.01
Divestiture-related costs (2)	—	0.01	(0.01)
Net earnings from divestiture (2)	—	(0.01)	0.01
Net gain on divestiture (2)	—	(0.03)	0.03
Costs associated with JDE Peet's transaction (2)	0.21	—	0.21
Impact from pension participation changes (2)	—	(0.02)	0.02
(Gain)/loss on equity method investment transactions (3)	(0.08)	0.02	(0.10)
Equity method investee acquisition-related or other charges/(benefits), net (4)	0.02	0.01	0.01
Adjusted EPS	$0.63	$0.56	$0.07	12.5%
Unfavorable currency translation	0.02	—	0.02
Adjusted EPS (constant currency)	$0.65	$0.56	$0.09	16.1%

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.89	$1.21	$(0.32)	(26.4)%
Simplify to Grow Program (2)	0.07	0.08	(0.01)
Intangible asset impairment charges (2)	0.05	—	0.05
Mark-to-market losses/(gains) from derivatives (2)	0.11	(0.03)	0.14
Acquisition-related costs (2)	0.01	—	0.01
Divestiture-related costs (2)	—	0.01	(0.01)
Net earnings from divestiture (2)	—	(0.01)	0.01
Net gain on divestiture (2)	—	(0.03)	0.03
Costs associated with JDE Peet's transaction (2)	0.21	—	0.21
Impact from pension participation changes (2)	—	(0.02)	0.02
CEO transition remuneration (2)	—	0.01	(0.01)
Loss related to interest rate swaps (5)	0.06	—	0.06
(Gain)/loss on equity method investment transactions (3)	(0.12)	0.01	(0.13)
Equity method investee acquisition-related or other charges/(benefits), net (4)	0.02	0.02	—
Adjusted EPS	$1.30	$1.25	$0.05	4.0%
Unfavorable currency translation	0.05	—	0.05
Adjusted EPS (constant currency)	$1.35	$1.25	$0.10	8.0%

(1)
The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.

•
For the three months ended June 30, 2020, taxes for the: Simplify to Grow Program were $(20) million, intangible asset impairment charges were $(21) million, acquisition-related costs were $(2) million, costs associated with the JDE Peet's transaction were $261 million and equity method investee and other adjustments were $(7) million.

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

•
For the six months ended June 30, 2020, taxes for the: Simplify to Grow Program were $(33) million, intangible asset impairment charges were $(21) million, mark-to-market losses from derivatives were $(32) million, acquisition-related costs were $(3) million, costs associated with the JDE Peet's transaction were $261 million, loss related to interest rate swaps were $(24) million, gain on equity method investment transactions were $17 million and equity method investee and other adjustments were $(8) million.

•
For the six months ended June 30, 2019, taxes for the: Simplify to Grow Program were $(38) million, mark-to-market gains from derivatives were $6 million, divestiture-related costs were $(1) million, net earnings from divestiture were $1 million, gain on divestiture were $3 million, impact from pension participation changes were $9 million, CEO transition remuneration were zero, net loss on equity method investment transaction were $7 million and equity method investee and other adjustments were $(7) million.

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

During 2020, the COVID-19 pandemic and related global response significantly impacted economic activity and markets around the world. National and local governments imposed preventative or protective restrictions on travel and business operations and advised or required citizens to remain at home. Temporary closures of businesses were ordered and numerous other businesses temporarily closed voluntarily. The impact of the global pandemic and response has had a material unfavorable impact on global markets, including commodity, currency and capital markets. While some of these markets such as the U.S. and other major stock markets and certain currencies have rebounded significantly in the second quarter of 2020, these markets are likely to continue to remain volatile while the situation continues. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. We are actively working to mitigate these risks and we largely employed existing strategies that are described below to mitigate these market risks related to currency, commodity and interest rate risks.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the six months ended June 30, 2020. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

Due to the current uncertainty in the global markets related to the COVID-19 outbreak, as a precautionary measure and to preserve financial flexibility, we increased our credit facility borrowing capacity. Refer to Note 8, Debt and Borrowing Arrangements, for additional details. As discussed further in Liquidity and Capital Resources, we also continue to utilize other short- and longer-term financing arrangements.

See Note 9, Financial Instruments, for more information on our 2020 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2020. Many of our employees and those of our outsourcing partners and other accounting service providers continued to work remotely as a significant number of our and their offices were closed in response to the COVID-19 outbreak. There were no material changes in our internal controls over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended June 30, 2020.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2020 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1-30, 2020	4,111	$51.78	—	$2,450
May 1-31, 2020	6,844	50.83	—	2,450
June 1-30, 2020	14,628	51.14	—	2,450
For the Quarter Ended June 30, 2020	25,583	51.16	—

(1)
The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 4,111 shares, 6,844 shares and 14,628 shares for the fiscal months of April, May and June 2020, respectively.

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

4.2
Supplemental Indenture No. 2, dated April 13, 2020, between Mondelēz International, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2020).

10.1	First Amendment to Credit Agreement, dated April 1, 2020, among Mondelēz International, Inc., BNP Paribas, as Augmenting Lender and Citibank, N.A., as administrative agent.
10.2
Investor Rights Agreement between Acorn Holdings B.V., Mondelez Coffee HoldCo B.V. and JDE Peet’s B.V., dated May 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2020).

10.3
Letter Agreement between Mondelez Coffee HoldCo B.V., Acorn Holdings B.V., Delta Charger HoldCo B.V., JDE Minority Holdings B.V. and JACOBS DOUWE EGBERTS B.V., dated May 30, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2020).

18.1	Letter of PricewaterhouseCoopers LLP, dated July 28, 2020, relating to Change in Accounting Principle.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

July 28, 2020