Form 10-Q
period 2020-09-30
Mondelez International, Inc.
filed 2020-11-03
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

At October 30, 2020, there were 1,430,162,763 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$6,665	$6,355	$19,283	$18,955
Cost of sales	3,873	3,839	11,709	11,377
Gross profit	2,792	2,516	7,574	7,578
Selling, general and administrative expenses	1,484	1,466	4,474	4,386
Asset impairment and exit costs	123	134	253	169
Net gain on divestiture	—	(3)	—	(44)
Amortization of intangibles	50	43	143	130
Operating income	1,135	876	2,704	2,937
Benefit plan non-service income	(38)	(13)	(102)	(42)
Interest and other expense, net	89	205	364	386
Earnings before income taxes	1,084	684	2,442	2,593
Income tax (provision)/benefit	(391)	633	(880)	228
Gain/(loss) on equity method investment transactions	345	—	537	(2)
Equity method investment net earnings	84	114	311	389
Net earnings	1,122	1,431	2,410	3,208
Noncontrolling interest earnings	(3)	(5)	(11)	(12)
Net earnings attributable to Mondelēz International	$1,119	$1,426	$2,399	$3,196
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.78	$0.99	$1.68	$2.21
Diluted earnings per share attributable to Mondelēz International	$0.78	$0.98	$1.66	$2.19

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$1,122	$1,431	$2,410	$3,208
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	213	(347)	(1,077)	(154)
Pension and other benefit plans	(37)	89	28	144
Derivative cash flow hedges	(4)	36	55	(91)
Total other comprehensive earnings/(losses)	172	(222)	(994)	(101)
Comprehensive earnings/(losses)	1,294	1,209	1,416	3,107
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	11	(4)	18	4
Comprehensive earnings/(losses) attributable to Mondelēz International	$1,283	$1,213	$1,398	$3,103

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$2,759	$1,291
Trade receivables (net of allowances of $41 at September 30, 2020 and $35 at December 31, 2019)	2,491	2,212
Other receivables (net of allowances of $40 at September 30, 2020 and $44 at December 31, 2019)	565	715
Inventories, net	2,840	2,546
Other current assets	791	866
Total current assets	9,446	7,630
Property, plant and equipment, net	8,533	8,733
Operating lease right of use assets	661	568
Goodwill	21,335	20,848
Intangible assets, net	18,056	17,957
Prepaid pension assets	654	516
Deferred income taxes	799	726
Equity method investments	6,488	7,178
Other assets	277	359
TOTAL ASSETS	$66,249	$64,515
LIABILITIES
Short-term borrowings	$199	$2,638
Current portion of long-term debt	999	1,581
Accounts payable	5,597	5,853
Accrued marketing	2,028	1,836
Accrued employment costs	760	769
Other current liabilities	3,102	2,645
Total current liabilities	12,685	15,322
Long-term debt	18,916	14,207
Long-term operating lease liabilities	484	403
Deferred income taxes	3,387	3,338
Accrued pension costs	1,115	1,190
Accrued postretirement health care costs	373	387
Other liabilities	2,261	2,351
TOTAL LIABILITIES	39,221	37,198
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at September 30, 2020 and December 31, 2019)	—	—
Additional paid-in capital	32,054	32,019
Retained earnings	27,702	26,615
Accumulated other comprehensive losses	(11,255)	(10,254)
Treasury stock, at cost (566,694,393 shares at September 30, 2020 and 561,531,524 shares at December 31, 2019)	(21,558)	(21,139)
Total Mondelēz International Shareholders’ Equity	26,943	27,241
Noncontrolling interest	85	76
TOTAL EQUITY	27,028	27,317
TOTAL LIABILITIES AND EQUITY	$66,249	$64,515
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended September 30, 2020
Balances at July 1, 2020	$—	$32,022	$27,040	$(11,419)	$(21,625)	$79	$26,097
Comprehensive earnings/(losses):
Net earnings	—	—	1,119	—	—	3	1,122
Other comprehensive earnings/(losses), net of income taxes	—	—	—	164	—	8	172
Exercise of stock options and issuance of other stock awards	—	32	(7)	—	67	—	92
Common Stock repurchased	—	—	—	—	—	—	—
Cash dividends declared ($0.315 per share)	—	—	(452)	—	—	—	(452)
Dividends paid on noncontrolling interest and other activities	—	—	2	—	—	(5)	(3)
Balances at September 30, 2020	$—	$32,054	$27,702	$(11,255)	$(21,558)	$85	$27,028
Nine Months Ended September 30, 2020
Balances at January 1, 2020	$—	$32,019	$26,615	$(10,254)	$(21,139)	$76	$27,317
Comprehensive earnings/(losses):
Net earnings	—	—	2,399	—	—	11	2,410
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(1,001)	—	7	(994)
Exercise of stock options and issuance of other stock awards	—	35	(48)	—	282	—	269
Common Stock repurchased	—	—	—	—	(701)	—	(701)
Cash dividends declared ($0.885 per share)	—	—	(1,269)	—	—	—	(1,269)
Dividends paid on noncontrolling interest and other activities	—	—	5	—	—	(9)	(4)
Balances at September 30, 2020	$—	$32,054	$27,702	$(11,255)	$(21,558)	$85	$27,028
Three Months Ended September 30, 2019
Balances at July 1, 2019	$—	$31,970	$25,300	$(10,524)	$(20,684)	$81	$26,143
Comprehensive earnings/(losses):
Net earnings	—	—	1,426	—	—	5	1,431
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(213)	—	(9)	(222)
Exercise of stock options and issuance of other stock awards	—	28	(15)	—	70	—	83
Common Stock repurchased	—	—	—	—	(206)	—	(206)
Cash dividends declared ($0.285 per share)	—	—	(411)	—	—	—	(411)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(9)	(9)
Balances at September 30, 2019	$—	$31,998	$26,300	$(10,737)	$(20,820)	$68	$26,809
Nine Months Ended September 30, 2019
Balances at January 1, 2019	$—	$31,961	$24,394	$(10,644)	$(20,185)	$76	$25,602
Comprehensive earnings/(losses):
Net earnings	—	—	3,196	—	—	12	3,208
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(93)	—	(8)	(101)
Exercise of stock options and issuance of other stock awards	—	37	(126)	—	512	—	423
Common Stock repurchased	—	—	—	—	(1,147)	—	(1,147)
Cash dividends declared ($0.805 per share)	—	—	(1,164)	—	—	—	(1,164)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(12)	(12)
Balances at September 30, 2019	$—	$31,998	$26,300	$(10,737)	$(20,820)	$68	$26,809

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,410	$3,208
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	813	777
Stock-based compensation expense	97	101
U.S. tax reform transition tax	—	2
Deferred income tax benefit	(103)	(738)
Asset impairments and accelerated depreciation	141	103
Net gain on divestiture	—	(44)
(Gain)/loss on equity method investment transactions	(537)	2
Equity method investment net earnings	(311)	(389)
Distributions from equity method investments	220	217
Other non-cash items, net	225	70
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(259)	(217)
Inventories, net	(314)	(219)
Accounts payable	129	(259)
Other current assets	(64)	(113)
Other current liabilities	44	(499)
Change in pension and postretirement assets and liabilities, net	(176)	(120)
Net cash provided by operating activities	2,315	1,882
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(630)	(686)
Acquisition, net of cash received	(1,142)	(284)
Proceeds from divestitures including equity method investments	1,357	166
Other	58	69
Net cash used in investing activities	(357)	(735)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	677	809
Repayments of commercial paper, maturities greater than 90 days	(1,119)	(2,367)
Net issuances of other short-term borrowings	(2,001)	1,637
Long-term debt proceeds	5,987	1,596
Long-term debt repaid	(2,196)	(415)
Repurchase of Common Stock	(720)	(1,143)
Dividends paid	(1,227)	(1,131)
Other	104	328
Net cash used in financing activities	(495)	(686)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(24)
Cash, cash equivalents and restricted cash:
Increase	1,462	437
Balance at beginning of period	1,328	1,100
Balance at end of period	$2,790	$1,537

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinian subsidiaries and changed their functional currency from the Argentinian peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinian pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of September 30, 2020, our Argentinian operations had $6 million of Argentinian peso denominated net monetary assets. Our Argentinian operations contributed $77 million, or 1.2% of consolidated net revenues in the three months and $252 million, or 1.3% of consolidated net revenues in the nine months ended September 30, 2020. Within selling, general and administrative expenses, we recorded a remeasurement loss of $2 million during the three months and $7 million during the nine months ended September 30, 2020 as well as a remeasurement loss of $1 million during the three months and $2 million during the nine months ended September 30, 2019 related to the revaluation of the Argentinian peso denominated net monetary position over these periods.

Brexit. In the nine months ended September 30, 2020, we generated 8.8% of our consolidated net revenues in the United Kingdom. On January 31, 2020, the United Kingdom began the withdrawal process from the European Union under the European and U.K. Parliament approved Withdrawal Agreement. Through December 31, 2020, the United Kingdom will effectively remain in the E.U.’s customs union and single market while a trade deal with the European Union is negotiated. On December 31, 2020, the United Kingdom will either exit the European Union and begin a new trade relationship with the European Union or will exit without a trade deal. As we approach the planned U.K. exit at the end of 2020, we are taking protective measures in response to the potential impacts on our results of operations and financial condition. If the ultimate terms of the United Kingdom’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We are taking measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through Brexit and the inherent risks.

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

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash that is recorded within other current assets and which was $31 million as of September 30, 2020 and $37 million as of December 31, 2019. Total cash, cash equivalents and restricted cash was $2,790 million as of September 30, 2020 and $1,328 million as of December 31, 2019.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2020	$(35)	$(44)	$(14)
Current period provision for expected credit losses	(9)	(1)	(2)
Write-offs charged against the allowance	1	2	—
Currency	2	3	5
Balance at September 30, 2020	$(41)	$(40)	$(11)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $778 million as of September 30, 2020 and $760 million as of December 31, 2019. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions:
We recorded $187 million in operating lease and $129 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2020 and $91 million in operating lease and $48 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2019.

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

Note 2. Acquisitions and Divestitures

On April 1, 2020, we acquired a majority interest in Give & Go, a North American leader in fully-finished sweet baked goods and owner of the famous two-bite® brand of brownies and the Create-A-Treat® brand, known for cookie and gingerbread house decorating kits. The acquisition of Give & Go provides access to the in-store bakery channel and expands our position in broader snacking. The purchase consideration for Give & Go totaled $1,142 million, net of cash received. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $511 million to definite-lived intangible assets, $42 million to indefinite-lived intangible assets, $529 million to goodwill, $137 million to property, plant and equipment, $59 million to operating lease right of use assets, $38 million to inventory, $29 million to accounts receivable, $5 million to other current assets, $41 million to current liabilities, $83 million to deferred tax liabilities, $56 million to long-term operating lease liabilities, $6 million to long-term debt and $19 million to long-term other liabilities. The acquisition added incremental net revenues of $125 million in the three months and $216 million in the nine months ended September 30, 2020, and operating income of $14 million during the three months and $6 million in the nine months ended September 30, 2020. We incurred an immaterial amount of acquisition-related costs during the three months and $15 million during the nine months ended September 30, 2020.

On July 16, 2019, we acquired a majority interest in a U.S. refrigerated nutrition bar company, Perfect Snacks, within our North America segment for $284 million cash paid, net of cash received, and expanded our position in broader snacking. During the first quarter of 2020, we finalized the purchase price allocation of $31 million to definite-lived intangible assets, $107 million to indefinite-lived intangible assets, $150 million to goodwill, $1 million to property, plant and equipment, $12 million to inventory, $8 million to accounts receivable, $13 million to current liabilities, $3 million to deferred tax liabilities and $9 million to other liabilities. Through the one-year anniversary of the acquisition, Perfect Snacks added incremental net revenues of $55 million and an immaterial amount of incremental operating income in 2020.

On May 28, 2019, we completed the sale of most of our cheese business in the Middle East and Africa to Arla Foods of Denmark. In 2019, we received cash proceeds of $161 million and divested $19 million of current assets and $96 million of non-current assets. During 2019, we recorded a net pre-tax gain of $44 million on the sale. The divestiture resulted in year-over-year declines in net revenues of $55 million and operating income of $9 million during the nine months ended September 30, 2020. We incurred divestiture-related costs of $6 million in the three months and $4 million (including the reversal of $2 million divestiture-related costs no longer required) in the nine months ended September 30, 2020. We also reversed divestiture-related costs of $4 million in the three months and incurred $6 million in the nine months ended September 30, 2019.

Note 3. Inventories

Inventories consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Raw materials	$772	$707
Finished product	2,183	1,953
	2,955	2,660
Inventory reserves	(115)	(114)
Inventories, net	$2,840	$2,546

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Land and land improvements	$413	$422
Buildings and building improvements	3,128	3,140
Machinery and equipment	11,419	11,295
Construction in progress	612	680
	15,572	15,537
Accumulated depreciation	(7,039)	(6,804)
Property, plant and equipment, net	$8,533	$8,733

For the nine months ended September 30, 2020, capital expenditures of $630 million excluded $203 million of accrued capital expenditures remaining unpaid at September 30, 2020 and included payment for $334 million of capital expenditures that were accrued and unpaid at December 31, 2019. For the nine months ended September 30, 2019, capital expenditures of $686 million excluded $203 million of accrued capital expenditures remaining unpaid at September 30, 2019 and included payment for $331 million of capital expenditures that were accrued and unpaid at December 31, 2018.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, Restructuring Program).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Latin America	$(13)	$1	$(13)	$1
AMEA	—	(5)	4	(7)
Europe	1	42	3	45
North America	(1)	1	1	5
Total	$(13)	$39	$(5)	$44

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Latin America	$654	$818
AMEA	3,147	3,151
Europe	7,668	7,523
North America	9,866	9,356
Goodwill	$21,335	$20,848

Intangible assets consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Non-amortizable intangible assets	$17,032	$17,296
Amortizable intangible assets	2,831	2,374
	19,863	19,670
Accumulated amortization	(1,807)	(1,713)
Intangible assets, net	$18,056	$17,957

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

Amortization expense for intangible assets was $50 million for the three months and $143 million for the nine months ended September 30, 2020 and $43 million for the three months and $130 million for the nine months ended September 30, 2019. For the next five years, we currently estimate annual amortization expense of approximately $190 million in 2020, approximately $120 million in 2021 and approximately $115 million in 2022-2024 (reflecting September 30, 2020 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2020	$20,848	$19,670
Currency	(42)	(216)
Acquisition	529	553
Asset impairments	—	(144)
Balance at September 30, 2020	$21,335	$19,863

Changes to goodwill and intangibles were:
•Acquisition – In connection with our acquisition of a majority interest in Give & Go during the second quarter of 2020, we recorded a preliminary purchase price allocation of $529 million to goodwill and $553 million to intangible assets. See Note 2, Acquisitions and Divestitures, for additional information.
•Asset impairments – As further described below, during the nine months ended September 30, 2020, we recorded $144 million of intangible asset impairments resulting primarily from the impacts of COVID-19 that led to lower than expected growth for eight brands across our segments.

During the first six months of 2020, we evaluated our goodwill and intangible asset impairment risk using qualitative analysis. In light of the ongoing COVID-19 global pandemic, we performed further quantitative analysis over non-amortizable intangible assets during the second quarter of 2020, resulting in approximately $90 million of intangible asset impairment charges.

During the third quarter of 2020, we performed our annual impairment assessment test for goodwill and non-amortizable intangible assets as of July 1, 2020.

Our 2020 annual testing of goodwill resulted in no impairments as each reporting unit had sufficient fair value in excess of its carrying value. As part of our goodwill quantitative annual impairment testing, we compare a reporting unit's estimated fair value with its carrying value. If the carrying value of a reporting unit's net assets exceeds its fair value, we would record an impairment based on the difference between the carrying value and fair value of the reporting unit. We estimate a reporting unit's fair value using a discounted cash flow method that incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market based, weighted-average cost of capital of 6.1% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 9.1%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions based on available information. Given the uncertainty of the global economic environment and the impact of COVID-19, those estimates could be significantly different than future performance. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

During our 2020 annual testing of non-amortizable intangible assets, we recorded approximately $54 million of impairment charges in the third quarter of 2020 related to three gum and chocolate brands. The ongoing impact of the pandemic resulted in greater declines in the sales and earnings for certain brands, particularly our gum brands. We have incorporated the latest results and a slower expected recovery for these brands in the revenue and earnings projections incorporated in our annual impairment testing. We recorded charges of $47 million in North America, $3 million in Europe and $3 million in Latin America. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We use several accepted valuation methods, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value. We also identified nine brands, including the three brands impaired in third quarter of 2020, with $712 million of aggregate book value as of September 30, 2020, that each had a fair value in excess of book value of 10% or less. We continue to monitor our brand performance, particularly in light of the significant uncertainty due to the COVID-19 pandemic and related impacts to our business. If the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

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

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Keurig Dr Pepper Inc. (NASDAQ: "KDP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. As of September 30, 2020, we owned 22.9%, 11.2%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $6,488 million as of September 30, 2020 and $7,178 million as of December 31, 2019. We recorded equity earnings and cash dividends of $84 million and $27 million in the third quarter of 2020 and equity earnings and cash dividends of $114 million and $29 million in the third quarter of 2019. We recorded equity earnings and cash dividends of $311 million and $220 million in the first nine months of 2020 and equity earnings and cash dividends of $389 million and $217 million in the first nine months of 2019.

Based on the quoted closing prices as of September 30, 2020, the combined fair value of our publicly-traded investments in JDEP and KDP was $9.0 billion, and for each investment, its fair value exceeded its carrying value.

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

On August 3, 2020, we sold approximately 14.1 million shares of KDP, which reduced our ownership interest by 1.0% to 12.1% of the total outstanding shares. We received $414 million of proceeds and recorded a pre-tax gain of $181 million (or $139 million after-tax) during the third quarter of 2020.

On September 9, 2020, we sold approximately 12.5 million shares of KDP, which reduced our ownership interest by 0.9% to 11.2% of the total outstanding shares. We received $363 million of proceeds and recorded a pre-tax gain of $154 million (or $119 million after-tax) during the third quarter of 2020.

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

Prior to Settlement, we exchanged our 26.4% ownership interest in JDE for a 26.5% equity interest in JDE Peet’s. We did not invest new capital in connection with the transaction and the exchange was accounted for as a change in interest transaction. Upon Settlement, we sold approximately 9.7 million of our ordinary shares in JDE Peet’s in the offering for gross proceeds of €304 million ($343 million). We subsequently sold approximately 1.4 million additional shares and received gross proceeds of €46 million ($51 million) upon exercise of the over-allotment option. Following Settlement and the exercise of the over-allotment option, we held a 22.9% equity interest in JDE Peet’s. During the second quarter of 2020, we recorded a preliminary gain of $121 million, net of $33 million released from accumulated other comprehensive losses, and $48 million of transaction costs. During the third quarter of 2020, we increased our preliminary gain by $10 million to $131 million.

As was the case in our ownership interest in JDE, we have significant influence with respect to JDE Peet’s, and we will continue to account for our investment in JDE Peet’s under the equity method, resulting in recognizing our share of JDE Peet’s earnings within our earnings and our share of JDE Peet’s dividends within our cash flows. In the second quarter of 2020, in connection with this transaction, we changed our accounting principle to reflect our share of JDE’s historical and JDE Peet’s ongoing earnings on a one-quarter lag basis, although we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis, while recording our share of JDE Peet’s ongoing results after JDE Peet’s has publicly reported its results. This change in accounting principle was applied retrospectively to all periods.

The following tables show the primary line items on the condensed consolidated statements of earnings and comprehensive earnings and the condensed consolidated balance sheet that changed as a result of the lag. The condensed consolidated statements of cash flow and equity were also updated to reflect these changes.

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
	As Reported	As Recast	As Reported	As Recast
	(in millions, except per share data)
Statements of Earnings
Equity method investment net earnings	$111	$114	$337	$389
Net earnings	1,428	1,431	3,156	3,208
Net earnings attributable to Mondelēz International	1,423	1,426	3,144	3,196
Earnings per share attributable to Mondelēz International:
Basic EPS	$0.98	$0.99	$2.17	$2.21
Diluted EPS	$0.98	$0.98	$2.15	$2.19

Statements of Other Comprehensive Earnings
Currency translation adjustment	$(314)	$(347)	$(157)	$(154)
Pension and other benefit plans	86	89	150	144
Derivative cash flow hedges	43	36	(88)	(91)
Total other comprehensive earnings/(losses)	(185)	(222)	(95)	(101)
Comprehensive earnings/(losses) attributable to Mondelēz International	1,247	1,213	3,057	3,103

	As of December 31, 2019
	As Reported	As Recast
	(in millions)
Balance Sheet
Equity method investments	$7,212	$7,178
Total assets	64,549	64,515
Retained earnings	26,653	26,615
Accumulated other comprehensive losses	(10,258)	(10,254)
Total Mondelēz International shareholders' equity	27,275	27,241
Total equity	27,351	27,317

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and implementation charges of $4.6 billion related to the Simplify to Grow Program. We expect to incur the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the nine months ended September 30, 2020 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2020	$301	$—	$301
Charges	116	(5)	111
Cash spent	(113)	—	(113)
Non-cash settlements/adjustments	(6)	5	(1)
Currency	(2)	—	(2)
Liability balance, September 30, 2020	$296	$—	$296

•We recorded restructuring charges of $68 million in the third quarter of 2020 and $77 million in the third quarter of 2019 and $111 million in the first nine months of 2020 and $117 million in the first nine months of 2019 within asset impairment and exit costs and benefit plan non-service income.
•We spent $44 million in the third quarter of 2020 and $35 million in the third quarter of 2019 and $113 million in the first nine months of 2020 and $124 million in the first nine months of 2019 in cash severance and related costs.
•We also recognized a gain on the sale of assets included in the restructuring program, partially offset by non-cash pension settlement losses (refer to Note 10, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $13 million in the third quarter of 2020 and $41 million in the third quarter of 2019 and $1 million in the first nine months of 2020 and $76 million in the first nine months of 2019.
•At September 30, 2020, $258 million of our net restructuring liability was recorded within other current liabilities and $38 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $46 million in the third quarter of 2020 and $75 million in the third quarter of 2019 and $141 million in the first nine months of 2020 and $193 million in the first nine months of 2019. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three and nine months ended September 30, 2020 and September 30, 2019, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended September 30, 2020
Restructuring Costs	$1	$21	$40	$3	$3	$68
Implementation Costs	4	6	15	15	6	46
Total	$5	$27	$55	$18	$9	$114
For the Three Months Ended September 30, 2019
Restructuring Costs	$3	$(3)	$73	$1	$3	$77
Implementation Costs	8	9	27	9	22	75
Total	$11	$6	$100	$10	$25	$152
For the Nine Months Ended September 30, 2020
Restructuring Costs	$19	$25	$52	$3	$12	$111
Implementation Costs	12	12	40	36	41	141
Total	$31	$37	$92	$39	$53	$252
For the Nine Months Ended September 30, 2019
Restructuring Costs	$10	$6	$84	$7	$10	$117
Implementation Costs	36	22	55	22	58	193
Total	$46	$28	$139	$29	$68	$310
Total Project (Inception to Date)
Restructuring Costs	$536	$560	$1,128	$472	$141	$2,837
Implementation Costs	281	218	488	420	348	1,755
Total	$817	$778	$1,616	$892	$489	$4,592

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2020		As of December 31, 2019
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$139	0.4%	$2,581	2.0%
Bank loans	60	4.9%	57	5.2%
Total short-term borrowings	$199		$2,638

As of September 30, 2020, commercial paper issued and outstanding had between 1 and 62 days remaining to maturity. Commercial paper borrowings since year end decreased due to proceeds from issuances of long-term debt, sales of shares of KDP and JDEP stock holdings and operating cash flows offset in part by payments of long-term debt, share repurchases and dividend payments.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.5 billion at September 30, 2020 and $1.7 billion at December 31, 2019. Borrowings on these lines were $60 million at September 30, 2020 and $57 million at December 31, 2019.

Borrowing Arrangements:
On September 24, 2020, Mondelēz International Holdings B.V. (“MIHN”) repaid a $750 million term loan. The term loan and accrued interest to date were paid with the euro-denominated notes issued by MIHN on September 23, 2020 that are described below.

On March 24, 2020, we entered into a $1.75 billion revolving credit agreement for a 364-day senior unsecured credit facility that expires on March 23, 2021. On April 1, 2020, we increased the credit facility from $1.75 billion to $1.95 billion. The agreement includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below with the exception that proceeds from a long-term debt issuance would be used to reduce the credit facility. On September 8, 2020, we terminated this facility after issuing long-term debt.

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

On February 26, 2020, we entered into a $1.5 billion revolving credit agreement for a 364-day senior unsecured credit facility that expires on February 24, 2021. The agreement replaces our previous credit agreement that was scheduled to expire on February 26, 2020 and includes the same terms and conditions as our existing $4.5 billion multi-year credit facility discussed below. As of September 30, 2020, no amounts were drawn on the facility.

We also maintain a $4.5 billion multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The credit facility is scheduled to expire on February 27, 2024. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At September 30, 2020, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $38.2 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of September 30, 2020, no amounts were drawn on the facility.

Long-Term Debt:
On October 16, 2020, we completed a cash tender offer and retired $949.7 million of long term U.S. dollar-denominated debt consisting of:
•$359 million of our 3.625% notes due on May 2023
•$203 million of our 4.000% notes due on February 2024
•$248 million of our 3.625% notes due on February 2026
•$27 million of our 4.125% notes due on May 2028
•$5 million of our 6.500% notes due on November 2031
•$1 million of our 7.000% notes due on August 2037
•$24 million of our 6.875% notes due on February 2038
•$10 million of our 6.875% notes due on January 2039
•$1 million of our 6.500% notes due on February 2040
•$71 million of our 4.625% notes due on May 2048
We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the October 15, 2020 issuances totaling $1.25 billion described below. During the fourth quarter of 2020 we expect to record a loss on debt extinguishment of approximately $150 million within interest and other expense, net related to the amount we paid in excess of the carrying value of the debt and from recognizing unamortized discounts and deferred financing in earnings at the time of the debt extinguishment. Cash costs related to our tender for the debt will be included in other financing activities in the consolidated statement of cash flows and we will record $3.9 million of charges within interest and other expense, net from hedging instruments related to the retired debt. Upon the extinguishment of debt, the deferred cash flow hedge amounts were recorded in earnings.

On October 15, 2020, we issued $625 million of 1.875% U.S. dollar-denominated notes that mature on October 15, 2032. We received proceeds of $621.2 million, net of discounts and associated financing costs. The proceeds were used to fund the October 2020 debt tender and general corporate purposes. We recorded approximately $3.8 million of discounts and deferred financing costs that will be amortized evenly into interest expense over the life of the notes.

On October 15, 2020, we issued $625 million and on September 4, 2020 we issued $500 million of 2.625% U.S. dollar-denominated notes for a total aggregate principal of $1.13 billion that matures on September 4, 2050. We received proceeds of $1,093.8 million, net of discounts and associated financing costs. The proceeds were used to fund the October 2020 debt tender and general corporate purposes. We recorded approximately $31.2 million of discounts and deferred financing costs that will be amortized evenly into interest expense over the life of the notes.

On October 6, 2020, fr135 million (or $147 million) of our 0.625% Swiss franc-denominated notes matured. The notes and accrued interest to date were paid with cash on hand.

On September 23, 2020, MIHN issued €1.25 billion of euro-denominated notes guaranteed by Mondelēz International, Inc. consisting of €500 million 0.000% notes that mature on September 23, 2026 and €750 million 0.375% notes that mature on September 23, 2029. We received proceeds of €1.24 billion (or $1.46 billion), net of discounts and associated financing costs. The proceeds were used for general corporate purposes, including repayment of the MIHN term loan. We recorded approximately €11.6 million (or $13.7 million) of discounts and deferred financing costs that will be amortized evenly into interest expense over the life of the notes.

On September 4, 2020, we issued $500 million of 1.500% U.S. dollar-denominated notes that mature on February 4, 2031. We received proceeds of $494.8 million, net of discounts and associated financing costs. The proceeds were used to repay outstanding commercial paper borrowings and for general corporate purposes. We recorded approximately $5.2 million of discounts and deferred financing costs that will be amortized evenly into interest expense over the life of the notes.

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

On May 4, 2020, we issued $750 million of 1.500% U.S. dollar-denominated notes that mature on May 4, 2025. We received proceeds of $743.9 million, net of discounts and associated financing costs. The proceeds were used to repay amounts outstanding under our revolving credit agreement and commercial paper borrowings and for general corporate purposes. We recorded approximately $6.1 million of discounts and deferred financing costs that will be amortized evenly into interest expense over the life of the notes.

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

On March 30, 2020, fr225 million (or $235 million) of our 0.050% Swiss franc-denominated notes matured. The notes and accrued interest to date were paid from the amounts drawn on our 364-day revolving credit facility, commercial paper and cash on hand.

On February 10, 2020, $427 million of our 5.375% U.S. dollar-denominated notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

Fair Value of Our Debt:
The fair value of our short-term borrowings at September 30, 2020 and December 31, 2019 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At September 30, 2020, the aggregate fair value of our total debt was $21,638 million and its carrying value was $20,114 million. At December 31, 2019, the aggregate fair value of our total debt was $19,388 million and its carrying value was $18,426 million.

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest expense, debt	$104	$121	$322	$371
Loss related to interest rate swaps	—	111	103	111
Other (income)/expense, net	(15)	(27)	(61)	(96)
Interest and other expense, net	$89	$205	$364	$386

Other income includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts and totaled $28 million and $92 million for the three and nine months ended September 30, 2020 and $34 million and $101 million for the three and nine months ended September 30, 2019.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2020		As of December 31, 2019
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$13	$176	$19	$190
Net investment hedge derivative contracts (1)	275	74	312	65
	$288	$250	$331	$255
Derivatives not designated as accounting hedges:
Currency exchange contracts	$88	$74	$67	$50
Commodity contracts	170	162	201	120
	$258	$236	$268	$170
Total fair value	$546	$486	$599	$425

(1)Net investment hedge derivative contracts consist of cross-currency interest rate swaps and forward contracts. We also designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above, but is included in long-term debt discussed in Note 8, Debt and Borrowing Arrangements. Both net investment hedge derivative contracts and non-U.S. dollar denominated debt acting as net investment hedges are also disclosed in the Derivative Volume table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of September 30, 2020
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$14	$—	$14	$—
Commodity contracts	8	18	(10)	—
Interest rate contracts	(163)	—	(163)	—
Net investment hedge contracts	201	—	201	—
Total derivatives	$60	$18	$42	$—

	As of December 31, 2019
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$17	$—	$17	$—
Commodity contracts	81	27	54	—
Interest rate contracts	(171)	—	(171)	—
Net investment hedge contracts	247	—	247	—
Total derivatives	$174	$27	$147	$—

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

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of September 30, 2020	As of December 31, 2019
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,206	$2,474
Forecasted transactions	4,117	3,993
Commodity contracts	8,136	7,238
Interest rate contracts	3,500	5,250
Net investment hedges:
Net investment hedge derivative contracts	6,168	6,864
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,592	3,436
British pound sterling notes	340	349
Swiss franc notes	1,276	1,448
Canadian dollar notes	450	462

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Accumulated (loss)/gain at beginning of period	$(154)	$(295)	$(213)	$(168)
Transfer of realized losses/(gains) in fair value to earnings	65	111	153	123
Unrealized (loss)/gain in fair value	(69)	(75)	(98)	(214)
Accumulated (loss)/gain at end of period	$(158)	$(259)	$(158)	$(259)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest rate contracts	$(65)	$(111)	$(153)	$(123)

Within interest and other expense, net, we recognized losses related to forward-starting interest rate swaps of $79 million ($103 million pre-tax) within the first quarter of 2020 and $111 million for the three and nine months ended September 30, 2019 due to the changes in related forecasted debt.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$—	$(1)	$3
Interest rate contracts	(69)	(75)	(97)	(217)
Total	$(69)	$(75)	$(98)	$(214)

Cash flow hedge ineffectiveness was not material for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $20 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of September 30, 2020, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of September 30, 2020 was $6.2 billion. The impacts of the net investment hedge derivative contracts on other comprehensive earnings and net earnings were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$(223)	$193	$(6)	$260

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$28	$34	$92	$101

(1)We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings within interest and other expense, net.

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Euro notes	$(122)	$111	$(135)	$133
British pound sterling notes	(10)	8	7	9
Swiss franc notes	(27)	24	(47)	16
Canadian notes	(6)	4	9	(10)

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain/(Loss) Recognized in Earnings
	2020	2019	2020	2019
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$7	$60	$(73)	$71	Interest and other expense, net
Forecasted transactions	28	50	50	30	Cost of sales
Forecasted transactions	6	(1)	(3)	(2)	Interest and other expense, net
Forecasted transactions	(1)	(1)	(2)	(6)	Selling, general and administrative expenses
Commodity contracts	136	(38)	(47)	28	Cost of sales
Total	$176	$70	$(75)	$121

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$1	$10	$30	$30
Interest cost	12	15	37	49
Expected return on plan assets	(19)	(22)	(100)	(99)
Amortization:
Net loss from experience differences	5	9	29	36
Prior service cost/(benefit)	1	—	(2)	(2)
Settlement losses and other expenses (1)	3	5	—	—
Net periodic pension cost	$3	$17	$(6)	$14

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$4	$28	$89	$91
Interest cost	38	46	110	151
Expected return on plan assets	(58)	(66)	(295)	(303)
Amortization:
Net loss from experience differences	13	19	86	111
Prior service cost/(credit)	1	1	(5)	(5)
Settlement losses and other expenses (1)	15	13	2	3
Net periodic pension cost	$13	$41	$(13)	$48
(1)In connection with our Simplify to Grow Program, settlement losses and other expenses were less than $1 million for the three months and $4 million for the nine months ended September 30, 2020 and $2 million for the three months and $7 million for the nine months ended September 30, 2019. These losses were recorded within benefit plan non-service income on our condensed consolidated statements of earnings.

Employer Contributions:
During the nine months ended September 30, 2020, we contributed $12 million to our U.S. pension plans and $147 million to our non-U.S. pension plans, including $70 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of September 30, 2020, over the remainder of 2020, we plan to make further contributions of approximately $4 million to our U.S. plans and approximately $43 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
On July 11, 2019, we received an undiscounted withdrawal liability assessment related to our complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. Within selling, general and administrative expenses, we recorded a $35 million ($26 million net of tax) adjustment in the three months ended June 30, 2019 related to the discounted withdrawal liability. We recorded accreted interest of $3 million and $9 million for the three and nine months ended September 30, 2020 and an immaterial amount for the three and nine months ended September 30, 2019 on the long-term liability within interest and other expense, net. As of September 30, 2020, the remaining discounted withdrawal liability was $379 million, with $14 million recorded in other current liabilities and $365 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care benefit consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$1	$1	$4	$4
Interest cost	3	4	9	11
Amortization:
Net loss from experience differences	1	2	5	5
Prior service credit	(8)	(10)	(23)	(29)
Net periodic postretirement health care benefit	$(3)	$(3)	$(5)	$(9)

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$1	$1	$4	$4
Interest cost	1	1	3	3
Amortization of net gains	(1)	(1)	(3)	(2)
Net periodic postemployment cost	$1	$1	$4	$5

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2020	33,855,948	$36.19	5 years	$640	million
Annual grant to eligible employees	2,280,440	59.04
Additional options issued	131,970	49.23
Total options granted	2,412,410	58.50
Options exercised (1)	(6,737,525)	30.71		$173	million
Options canceled	(558,246)	44.10
Balance at September 30, 2020	28,972,587	39.16	5 years	$533	million

(1)Cash received from options exercised was $59 million in the three months and $201 million in the nine months ended September 30, 2020. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $5 million in the three months and $23 million in the nine months ended September 30, 2020.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2020	5,661,945		$46.90
Annual grant to eligible employees:		Feb. 20, 2020
Performance share units	825,230		65.83
Deferred stock units	545,550		59.04
Additional shares granted (1)	371,761	Various	56.82
Total shares granted	1,742,541		61.78	$108	million
Vested (2)	(1,718,365)		43.04	$74	million
Forfeited	(422,229)		47.33
Balance at September 30, 2020	5,263,892		53.05

(1)Includes performance share units and deferred stock units.
(2)The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled less than $1 million in the three months and $3 million in the nine months ended September 30, 2020.
(3)The grant date fair value of performance share units is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the closing market price of the Company’s stock on the grant date for performance-based components. The Monte Carlo simulation model incorporates the probability of achieving the total shareholder return market condition. Compensation expense is recognized using the grant date fair values regardless of whether the market condition is achieved, so long as the requisite service has been provided.

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2020, we had repurchased $16.5 billion of Common Stock pursuant to this authorization. During the nine months ended September 30, 2020, we repurchased approximately 12.9 million shares of Common Stock at an average cost of $54.25 per share, or an aggregate cost of approximately $0.7 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2020, we have $2.5 billion in remaining share repurchase capacity.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2020, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $86 million in the third quarter of 2020 and $143 million in the third quarter of 2019 and $252 million in the first nine months of 2020 and $231 million in the first nine months of 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,609)	$(8,430)	$(8,320)	$(8,622)
Currency translation adjustments	184	(316)	(1,071)	(144)
Reclassification to earnings related to:
Equity method investment transactions (1)	—	—	29	—
Tax (expense)/benefit	29	(31)	(35)	(10)
Other comprehensive earnings/(losses)	213	(347)	(1,077)	(154)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(8)	9	(7)	8
Balance at end of period	(9,404)	(8,768)	(9,404)	(8,768)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,656)	$(1,799)	$(1,721)	$(1,854)
Net actuarial gain/(loss) arising during period	2	4	(22)	(28)
Tax (expense)/benefit on net actuarial gain/(loss)	—	(1)	(1)	6
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	25	34	74	100
Settlement losses and other expenses (1)	3	5	18	33
Tax expense/(benefit) on reclassifications (3)	(7)	(7)	(22)	(25)
Currency impact	(60)	54	(19)	58
Other comprehensive earnings/(losses)	(37)	89	28	144
Balance at end of period	(1,693)	(1,710)	(1,693)	(1,710)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(154)	$(295)	$(213)	$(168)
Net derivative gains/(losses)	(67)	(74)	(123)	(232)
Tax (expense)/benefit on net derivative gain/(loss)	1	10	27	28
Losses/(gains) reclassified into net earnings:
Interest rate contracts (1) (4)	66	111	179	123
Tax expense/(benefit) on reclassifications (3)	(1)	—	(26)	—
Currency impact	(3)	(11)	(2)	(10)
Other comprehensive earnings/(losses)	(4)	36	55	(91)
Balance at end of period	(158)	(259)	(158)	(259)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(11,419)	$(10,524)	$(10,254)	$(10,644)
Total other comprehensive earnings/(losses)	172	(222)	(994)	(101)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(8)	9	(7)	8
Other comprehensive earnings/(losses) attributable to Mondelēz International	164	(213)	(1,001)	(93)
Balance at end of period	$(11,255)	$(10,737)	$(11,255)	$(10,737)

(1)These amounts include equity method investment transactions recorded within gain/(loss) on equity method investment transactions.
(2)These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.
(4)These reclassified gains or losses are recorded within interest and other expense, net..

Note 14. Income Taxes

As of the third quarter of 2020, our estimated annual effective tax rate, which excludes discrete tax impacts, was 27.3%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2020 third quarter effective tax rate of 36.1% was high due to a $77 million tax expense incurred in connection with two KDP share sales that occurred during the third quarter (the related gains are reported separately in our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our third quarter effective tax rate was 29.0%, reflecting a discrete net tax expense of $22 million. The discrete net tax expense primarily consisted of a $30 million net expense from the increase of our U.K. deferred tax liabilities resulting from tax legislation enacted during the third quarter that increased the corporate income tax rate in the United Kingdom, partially offset by a $7 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions. Our effective tax rate for the nine months ended September 30, 2020 of 36.0% was also high due to the $355 million net tax expense incurred in connection with the JDE Peet's transaction and three KDP share sales (one in the first quarter and two in the third quarter) that occurred during 2020. Excluding these impacts, our effective tax rate for the nine months ended September 30, 2020 was 21.5%, which was favorably impacted by discrete net tax benefits of $96 million, primarily driven by the $70 million net benefit from the release of the China valuation allowance and a $31 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

On August 6, 2019, Switzerland published changes to its Federal tax law in the Official Federal Collection of Laws. On September 27, 2019, the Zurich Canton published their decision on the September 1, 2019 Zurich Canton public vote regarding the Cantonal changes associated with the Swiss Federal tax law change. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures that are hereafter referred to as "Swiss tax reform". Based on these Federal/Cantonal events, it is our position that enactment of Swiss tax reform for U.S. GAAP purposes was met as of September 30, 2019, and we recorded the impacts in the third quarter 2019. The net impact was a benefit of $767 million, which consisted of a $769 million reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes (recorded net of valuation allowance) and remeasurement of our deferred tax balances, partially offset by a $2 million indirect tax impact in selling, general and administrative expenses. The future rate impacts of these Swiss tax reform law changes were effective starting January 1, 2020.

As of the third quarter of 2019, our estimated annual effective tax rate, which excluded discrete tax impacts, was 25.4%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2019 third quarter effective tax rate of (92.5)% was significantly impacted by the $769 million net deferred tax benefit related to Swiss tax reform. Excluding this impact, our third quarter effective tax rate was 20.0%, reflecting a discrete net tax benefit of $39 million. The discrete net tax benefit primarily consisted of a $17 million net benefit from the release of uncertain tax positions due to the expirations of statutes of limitations and audit settlements in several jurisdictions and a $12 million net benefit related to the release of valuation allowances in non-U.S. jurisdictions. Our effective tax rate for the nine months ended September 30, 2019 of (8.8)% was also impacted by the $769 million net deferred tax benefit related to Swiss tax reform. Excluding this impact, our effective tax rate for the nine months was 20.9%, which reflects discrete net tax benefits of $110 million. The discrete net tax benefits were primarily driven by a $101 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Net earnings	$1,122	$1,431	$2,410	$3,208
Noncontrolling interest earnings	(3)	(5)	(11)	(12)
Net earnings attributable to Mondelēz International	$1,119	$1,426	$2,399	$3,196
Weighted-average shares for basic EPS	1,432	1,445	1,432	1,446
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	10	13	10	13
Weighted-average shares for diluted EPS	1,442	1,458	1,442	1,459
Basic earnings per share attributable to Mondelēz International	$0.78	$0.99	$1.68	$2.21
Diluted earnings per share attributable to Mondelēz International	$0.78	$0.98	$1.66	$2.19

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 2.8 million in the third quarter of 2020 and 2.8 million in the third quarter of 2019 and 3.6 million in the first nine months of 2020 and 4.8 million in the first nine months of 2019.

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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net revenues:
Latin America	$610	$736	$1,847	$2,273
AMEA	1,470	1,419	4,209	4,312
Europe	2,526	2,377	7,248	7,175
North America	2,059	1,823	5,979	5,195
Net revenues	$6,665	$6,355	$19,283	$18,955
Earnings before income taxes:
Operating income:
Latin America	$77	$84	$149	$250
AMEA	210	188	615	635
Europe	432	331	1,201	1,239
North America	387	370	1,192	1,096
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	145	20	(42)	69
General corporate expenses	(66)	(76)	(253)	(264)
Amortization of intangibles	(50)	(43)	(143)	(130)
Net gain on divestiture	—	3	—	44
Acquisition-related costs	—	(1)	(15)	(2)
Operating income	1,135	876	2,704	2,937
Benefit plan non-service income	38	13	102	42
Interest and other expense, net	(89)	(205)	(364)	(386)
Earnings before income taxes	$1,084	$684	$2,442	$2,593

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

Net revenues by product category were:

	For the Three Months Ended September 30, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$172	$550	$803	$1,768	$3,293
Chocolate	151	533	1,255	61	2,000
Gum & Candy	103	173	153	230	659
Beverages	102	109	23	—	234
Cheese & Grocery	82	105	292	—	479
Total net revenues	$610	$1,470	$2,526	$2,059	$6,665

	For the Three Months Ended September 30, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$186	$495	$752	$1,514	$2,947
Chocolate	164	526	1,177	61	1,928
Gum & Candy	212	213	165	248	838
Beverages	93	103	21	—	217
Cheese & Grocery	81	82	262	—	425
Total net revenues	$736	$1,419	$2,377	$1,823	$6,355

	For the Nine Months Ended September 30, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$500	$1,516	$2,243	$5,170	$9,429
Chocolate	464	1,437	3,619	156	5,676
Gum & Candy	350	511	461	653	1,975
Beverages	294	437	68	—	799
Cheese & Grocery	239	308	857	—	1,404
Total net revenues	$1,847	$4,209	$7,248	$5,979	$19,283

	For the Nine Months Ended September 30, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$542	$1,361	$2,253	$4,337	$8,493
Chocolate	551	1,521	3,543	162	5,777
Gum & Candy	621	662	519	696	2,498
Beverages	324	444	67	—	835
Cheese & Grocery	235	324	793	—	1,352
Total net revenues	$2,273	$4,312	$7,175	$5,195	$18,955

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

We aim to be the global leader in snacking. Our strategy is to drive long-term growth by focusing on three strategic priorities: accelerating consumer-centric growth, driving operational excellence and creating a winning growth culture. We believe the successful implementation of our strategic priorities and leveraging our strong foundation of iconic global and local brands, an attractive global footprint, our market leadership in developed and emerging markets, our deep innovation, marketing and distribution capabilities, and our efficiency and sustainability efforts, will drive top- and bottom-line growth, enabling us to continue to create long-term value for our shareholders.

Recent Developments and Significant Items Affecting Comparability

COVID-19
We have been actively monitoring the outbreak of COVID-19 and its impact globally. Our highest priorities continue to be the safety of our employees and working with our employees and network of suppliers and customers to help maintain the global food supply chain.

During the first nine months of 2020, we experienced a significant increase in demand and revenue growth as consumers increased their food purchases for in-home consumption. Results were particularly strong in modern trade (such as large grocery supermarkets and retail chains) and e-commerce, and especially for categories such as biscuits. Other parts of our business were negatively affected by mandated lockdowns and other related restrictions including some of our emerging markets with a greater concentration of traditional trade (such as small family-run stores) as well as our world travel retail (such as international duty-free stores) and foodservice businesses. During the second quarter especially, lockdowns and other related measures or restrictions had a negative impact on emerging markets with a greater concentration of traditional trade due to store closures (particularly in our Latin America region as well as parts of our AMEA region) as well as in categories like gum and candy, which are more traditionally purchased and consumed out of home. In the third quarter, demand grew in both developed and emerging markets as the negative impacts of COVID-19 during the second quarter subsided and a number of our key markets returned to higher growth. A sharp reduction in global travel continues to negatively impact our world travel retail business, and lower out-of-home consumption continues to negatively impact our foodservice business as well as sales of our gum and candy products. During the first nine months of 2020, we also experienced temporary disruptions in operations in some of our emerging markets that were not material to our consolidated results. We discuss these and other impacts of COVID-19 below.

Our Employees, Customers and Communities
We have taken a number of actions to promote the health and safety of our employees, customers and consumers, which is our first priority:
•We implemented enhanced protocols to provide a safe and sanitary working environment for our employees. In many locations, our employees are working remotely whenever possible. For employees who are unable to work remotely, we have adopted a number of heightened protocols, consistent with those prescribed by the World Health Organization, related to social distancing (including staggering lunchtimes and shifts where possible and restricting in-person gatherings and non-essential travel) and enhanced hygiene and workplace sanitation. At a local level, we have also provided additional flexibility and support to employees in our manufacturing facilities, distribution and logistics operations and sales organization.
•We have been hiring frontline employees in the U.S. and other locations to meet additional marketplace demand and promote uninterrupted functioning of our manufacturing, distribution and sales network.
•We increased our $15 million global commitment to assist those most impacted by COVID-19 to nearly $27 million to date. We have been supporting local and global organizations that are responding to food instability and providing emergency relief.

Our Supply Chain and Operations
We operate in the food and beverages industry and are part of the global food supply chain. One of our main objectives during the pandemic is to maintain the availability of our products to meet the needs of our consumers. In response to increased demand, we have increased production and, to date, we have not experienced material disruptions in our supply chain or operations:
•We were able to leverage learnings from our timely response to the initial outbreak in China, and we put in place procedures across our supply chain to help mitigate the risk that our manufacturing sites will experience material closures or disruptions.
•We have been able to continue to source raw ingredients, packaging, energy and transportation and deliver our products to our customers.
•We have not experienced material disruptions in our workforce; however, mandatory and voluntary stay-at-home restrictions have resulted in increased levels of absenteeism.
•Commodity costs have become more volatile due to the COVID-19 outbreak. Although we monitor our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs. We anticipate continued commodity cost volatility as the pandemic continues.
•We have experienced temporary disruptions in operations in some of our emerging markets. The disruptions were not material to our consolidated results for the first nine months of 2020. In the future, the ongoing COVID-19 outbreak could disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, or our co-manufacturers or distributors. These disruptions or our failure to effectively respond to them could increase product or distribution costs, prices and potentially affect the availability of our products.
•Our net revenue and net earnings in U.S. dollars for the nine months ended September 30, 2020 were negatively affected by currency translation losses from a generally stronger U.S. dollar relative to other currencies in the countries in which we operate.
•During the second quarter of 2020, we incurred higher operating costs primarily for labor, customer service and logistics, security, personal protective equipment and cleaning. In the third quarter of 2020, our spending in these areas was significantly less but still above pre-COVID levels. We continued to incur higher costs in these areas in response to the ongoing pandemic as we worked to protect our employees and deliver our products timely and safely to our customers. Most other aspects of our global supply chain and operations did not change materially during the first nine months of 2020. While we have not had material disruptions to date, we do not know whether or how our supply chain or operations may be negatively affected if the pandemic persists for an extended period or worsens. As we respond to this evolving situation, we intend to continue to execute on our strategic operating plans. However, disruptions, higher operating costs or uncertainties like those noted above could result in delays or modifications to our plans and initiatives.

Our Liquidity
We believe the steps we have taken to enhance our capital structure and liquidity over the last several years and months have strengthened our ability to operate through current conditions:
•During 2019, we generated $4.0 billion of cash from operations, or $3.0 billion after deducting capital expenditures.
•During the first nine months of 2020, we generated $2.3 billion of cash from operations, or $1.7 billion after capital expenditures. Also, as of September 30, 2020, we had $2.8 billion of cash and cash equivalents on hand.
•During the first nine months of 2020, we also received cash of €350 million ($394 million) from our participation in the JDE Peet's public share offerings, $185 million from our participation in the KDP secondary offering and $777 million from subsequent KDP share sales (see additional information below and in Note 6, Equity Method Investments).
•As a precautionary measure, in March, we also suspended our share repurchase program.
•In connection with various legislatively authorized tax payment deferral mechanisms available for income tax, indirect tax (such as value-added tax) and payroll tax in a number of jurisdictions, we were able to defer certain of these tax payments, which provided a cash benefit that will reverse when the cash tax payments become due. The benefits associated with the deferral of these tax payments were not material to our financial statements.
•Based on our current available cash and access to financing markets, we do not anticipate any issue in funding our next long-term debt maturity of approximately $800 million in January 2021.
•We also have access to short-term and long-term financing markets and have actively utilized these markets in 2020. During the initial outbreak of COVID-19 in March, we put supplemental short-term credit facilities in place, which we have since retired in full. We also continued to utilize the commercial paper markets in the United States and Europe for flexible, low-cost, short-term financing. We have also issued additional long-term debt several times this year due to favorable market conditions and opportunities to shift a portion of our funding mix from short-term debt to long-term debt at a low cost. We continue to have $6.0 billion of undrawn credit facilities as well as other forms of short-term and long-term financing options available (refer to the Liquidity and Capital Resources section). We have been, and we expect to continue to be, in compliance with our debt covenants.

Our Financial Position
•We evaluated the realizability of our assets and whether there are any impairment indicators. We reviewed our receivables, inventory, right-of-use lease assets, long-lived assets, equity method and other long-term investments, deferred tax assets, goodwill and intangible assets.
•In connection with the ongoing pandemic, we identified a decline in demand for certain of our brands, primarily in the gum category, that prompted additional evaluation of our indefinite-life intangible assets during the second quarter in addition to our annual testing in the third quarter of 2020. In connection with the testing, we concluded that eight brands were impaired and we recorded a total of $144 million of impairment charges year to date. While we did not identify impairment triggers for other brands, there is significant uncertainty due to the current pandemic. If brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. Refer to Note 5, Goodwill and Intangible Assets, for additional details on our intangible asset impairment evaluation.
•Restructuring and implementation activities were in line with our Simplify to Grow Program strategic objectives.
•Our equity investments in JDE Peet's and KDP give us additional financial flexibility.
•We will continue to monitor the quality of our assets and our overall financial position over coming quarters.
•We continue to maintain oversight over our core process controls through our centralized shared service model, and our key controls are operating as designed.

While some of the initial impacts of the pandemic on our business have moderated in the third quarter of 2020, the business and economic environment remains uncertain and additional impacts may arise that we cannot currently anticipate. Barring material business disruptions or other negative developments, we expect to continue to meet the demand of consumers for our snacks, food and beverage products. However, the elevated consumer demand we experienced primarily in some of our developed market countries in the first nine months of 2020 may not continue. We are unable to predict how long this sustained demand will last or how significant it will be. We expect the COVID-19 outbreak to result in lower revenues primarily in some of our emerging market countries that have a higher concentration of traditional trade outlets (such as small family-run stores), our gum and candy categories (which are more instant consumption in nature), as well as our world travel retail (such as international duty-free stores) and foodservice businesses. As we continue to proactively manage our business in response to the evolving impacts of the pandemic, we continue to communicate with and support our employees and customers; monitor and take steps to further safeguard our supply chain, operations, technology and assets; protect our liquidity and financial position; work toward our strategic priorities and monitor our financial performance as we seek to position the Company to withstand the current uncertainty related to this pandemic.

KDP and JDE Peet's Equity Method Investment Transactions
On March 4, 2020, we participated in a secondary offering of KDP shares and sold approximately 6.8 million shares, which reduced our ownership interest by 0.5% to 13.1% of the total outstanding shares. During the first quarter of 2020, we received $185 million of proceeds and recorded a pre-tax gain of $71 million (or $54 million after-tax). Subsequently, on August 3, 2020, we sold approximately 14.1 million shares and on September 9, 2020, we sold approximately 12.5 million shares, which reduced our KDP ownership interest to 11.2% of total outstanding shares. During the third quarter of 2020, we received $777 million of proceeds and recorded pre-tax gains of $335 million (or $258 million after-tax). The cash taxes associated with the KDP share sales are payable by the end of 2020. Refer to Note 6, Equity Method Investments, for additional information.

During the second quarter of 2020, in connection with the JDE Peet's offering of its ordinary shares, we exchanged our 26.4% ownership interest in JDE for a 26.5% equity interest in JDE Peet’s. On May 29, 2020, we participated in the JDE Peet's offering and, with the subsequent exercise of the over-allotment option, we sold a total of approximately 11.1 million shares during the second quarter, retaining a 22.9% ownership interest in JDE Peet's. We received €350 million ($394 million) of total proceeds from the sales of JDE Peet's shares and we recorded a preliminary pre-tax gain of $121 million during the second quarter. We also incurred a $261 million tax expense that is payable in 2020 and 2021. During the third quarter of 2020, we increased our preliminary gain by $10 million to $131 million. Consistent with our accounting for KDP and in connection with JDE Peet's becoming a public company, during the second quarter of 2020, we changed our accounting principle to reflect our share of JDE historical results and JDE Peet's ongoing results on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of JDE Peet's ongoing results once JDE Peet's has publicly reported its results. This change was applied retrospectively to all periods presented. Refer to Note 6, Equity Method Investments, and Note 14, Income Taxes, for additional information.

Swiss Tax Reform
On August 6, 2019, Switzerland published changes to its Federal tax law in the Official Federal Collection of Laws. On September 27, 2019, the Zurich Canton published their decision on the September 1, 2019 Zurich Canton public vote regarding the Cantonal changes associated with the Swiss Federal tax law change. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures that are hereafter referred to as “Swiss tax reform”. Based on these Federal / Cantonal events, it is our position that enactment of Swiss tax reform for U.S. GAAP purposes has been met as of September 30, 2019, and we recorded the impacts in the third quarter 2019. The net impact was a benefit of $767 million, which consists of a $769 million reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes and remeasurement of our deferred tax balances, partially offset by a $2 million indirect tax impact in selling, general and administrative expenses. The future rate impacts of these Swiss tax reform law changes were effective starting January 1, 2020. Refer to Note 14, Income Taxes, for more information on our current- and prior-year estimated annual effective tax rates and Swiss tax reform.

Summary of Results

•Net revenues increased 4.9% to $6.7 billion in the third quarter of 2020 and increased 1.7% to $19.3 billion in the first nine months of 2020 as compared to the same periods in the prior year. During the third quarter and the first nine months of 2020, net revenues were significantly impacted by the COVID-19 outbreak and response. In developed markets, particularly North America, demand for our products grew significantly as consumers increased their food purchases for in-home consumption. In some of our emerging markets, where we have a greater concentration of traditional trade, as well as in our gum and candy, world travel retail and foodservice businesses, where we sell products that are typically consumed away from home, net revenues were negatively affected by mandated lockdowns and other related restrictions. In the third quarter the negative impacts we experienced from COVID-19, particularly during the second quarter, subsided, resulting in a return to revenue growth across a number of our key markets. In addition, growth in the third quarter benefited from the impact of trade restocking to return inventory levels closer to pre-COVID-19 rates as spikes in North America biscuit and European retail, and traditional trade closures in emerging markets resulted in trade inventories below historical levels as we exited the second quarter.
–Net revenue increased in the third quarter of 2020, driven by favorable volume/mix, higher net pricing and incremental net revenues from our April 1, 2020 acquisition of Give & Go, partially offset by the impact of unfavorable currency translation, as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year.
–Net revenue increased in the first nine months of 2020, driven by favorable volume/mix, higher net pricing and incremental net revenues from our acquisitions of Give & Go and Perfect Snacks. These items were partially offset by the significant impact of unfavorable currency translation, as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year, as well as the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.

•Organic Net Revenue, a non-GAAP financial measure, increased 4.4% to $6.6 billion in the third quarter of 2020 and increased 3.9% to $19.6 billion in the first nine months of 2020 as compared to same periods in the prior year. During the third quarter and first nine months of 2020, Organic Net Revenue grew due to favorable volume/mix and higher net pricing. Refer to our Recent Developments and Significant Items Affecting Comparability above and Discussion and Analysis of Historical Results below, including the Results of Operations by Reportable Segment, for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net

Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•Diluted EPS attributable to Mondelēz International decreased 20.4% to $0.78 in the third quarter of 2020 and decreased 24.2% to $1.66 in the first nine months of 2020 as compared to the same periods in the prior year.
–Diluted EPS decreased in the third quarter of 2020, primarily driven by lapping the prior-year benefit from Swiss tax reform (refer to Note 14, Income Taxes), partially offset by gains on equity method investment transactions, lapping the prior-year loss on interest rate swaps, favorable year-over-year mark-to-market impacts from currency and commodity derivatives and lower Simplify to Grow program costs.
–Diluted EPS decreased during the first nine months of 2020, primarily driven by lapping the prior-year benefit from Swiss tax reform, costs associated with the JDE Peet's transaction, unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives, higher intangible asset impairment charges, lapping a prior-year gain on divestiture, lapping the prior-year benefit from pension participation changes and lapping prior-year net earnings from divestitures. These factors were partially offset by gains on equity method investment transactions, higher Adjusted EPS, lower Simplify to Grow program costs and lower losses related to interest rate swaps.

•Adjusted EPS, a non-GAAP financial measure, decreased 1.6% to $0.63 in the third quarter of 2020 and increased 2.7% to $1.92 in the first nine months of 2020 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS was flat at $0.64 in the third quarter of 2020 and increased 5.9% to $1.98 in the first nine months of 2020 as compared to the same periods in the prior year.
–Adjusted EPS decreased in the third quarter of 2020, driven by higher taxes, primarily due to non-recurring discrete tax items and changes in our mix of earnings, and unfavorable currency translation, mostly offset by gains in operating activities, an increase in benefit plan non-service income and fewer shares outstanding.
–Adjusted EPS increased in the first nine months of 2020, driven by gains in operating activities, an increase in benefit plan non-service income, fewer shares outstanding and lower interest expense, net, partially offset by unfavorable currency translation, higher taxes and a decrease in equity method investment earnings.
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
•Market conditions. Snack categories continued to grow in the first nine months of 2020, in part due to increased consumer demand for snacks purchases for in-home consumption during the COVID-19 outbreak. As further discussed below and in Item 3, Quantitative and Qualitative Disclosures about Market Risk, volatility in global consumer, commodity, currency and capital markets increased significantly during the first nine months of 2020 and is expected to continue until the COVID-19 outbreak is largely resolved.
•COVID-19. We continue to monitor and respond to the COVID-19 outbreak. While its full impact is not yet known, it has had a material negative effect on the economy and could have a material negative effect on our business and results in the future, particularly if there are significant adverse changes to consumer demand or significant disruptions to the supply, production or distribution of our products or the credit or financial stability of our customers and other business partners. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may also have a negative effect on our derivative counterparties and could also impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our business, results of operations and financial condition. We will continue to prioritize the safety of our employees and consumers. As we manage operations during the pandemic, we may continue to incur increased labor, customer service, logistics and other costs. As consumer demand for our products evolves, we could see continued shifts in product mix that could have a negative impact on results. As discussed in Recent Developments and Significant Items Affecting Comparability, we are working to mitigate any negative impacts to our business from the COVID-19 outbreak, but we may not be able to fully predict or respond to all impacts on a timely basis to prevent near- and long-term adverse impacts to our results.
•Brexit. On December 31, 2020, the United Kingdom will be completing the withdrawal process from the European Union. Through December 31, 2020, the United Kingdom will effectively remain in the E.U.’s customs union and single market while a trade deal with the European Union is negotiated. On December 31, 2020, the United Kingdom will either exit the European Union and begin a new trade relationship with the European Union or will exit without a trade deal. As we approach the planned U.K. exit at the end of 2020, we are taking protective measures in response to the potential impacts on our results of operations and financial condition. Our exposure to disruptions to our supply chain, the imposition of tariffs and currency devaluation in the United Kingdom could result in a material impact to our consolidated revenue, earnings and cash flow. In the nine months ended September 30, 2020, we generated 8.8% of our consolidated net revenues in the United Kingdom and our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Following the Brexit vote in June 2016, there was significant volatility in the global stock markets and currency exchange rates. The value of the British pound sterling relative to the U.S. dollar declined significantly and negatively affected our translated results reported in U.S. dollars. The volatility in foreign currencies and other markets is expected to continue as the United Kingdom executes its exit from the European Union. If the U.K.'s membership in the European Union terminates without trade and other cross-border operating agreements, there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and other countries, including those in the European Union, increased shipping costs and delays because of the need for customs inspections and procedures, and shortages or elimination of certain goods if supplies are disrupted or it becomes cost prohibitive for us to offer those goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. If the ultimate terms of the

U.K.’s separation from the European Union negatively impact the U.K. economy or result in disruptions to sales or our supply chain, the impact to our results of operations and financial condition could be material. We are taking measures to increase our resources in customer service & logistics together with increasing our inventory levels of imported raw materials, packaging and finished goods in the United Kingdom to help us manage through Brexit and the inherent risks. Resulting impacts and market volatility can vary significantly depending on the final terms of the U.K.’s exit from the European Union.
•Taxes. During the third quarter of 2019, we recorded the impact of Swiss tax reform, and we continue to monitor for any additional interpretative guidance that could result in changes to the amounts we have recorded. In the United States, while the 2017 U.S. tax reform reduced the U.S. corporate tax rate and included some beneficial provisions, other provisions have, and in the future will have, an adverse effect on our results. We continue to evaluate the impacts as additional guidance on implementing the legislation becomes available. While additional guidance has been issued by the IRS and the U.S. Treasury Department, there are still some areas that may not be clarified for some time. Also, a number of U.S. states have not updated their laws to take into account the new federal legislation. As a result, there may be additional impacts of the new laws on our future results of operations and financial condition. It is possible that U.S. or Swiss tax reform or related interpretations could change and have an adverse effect on us that could be material. Refer to Note 14, Income Taxes, and our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on Swiss and U.S. tax reform.
•Argentina. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, we continue to apply highly inflationary accounting for our Argentinian subsidiaries, and during the nine months ended September 30, 2020, we recorded a remeasurement loss of $7 million within selling, general and administrative expenses related to the revaluation of our Argentinian peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Argentinian pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2020	2019	2020	2019
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(68)	$(77)	$(111)	$(117)
Implementation charges		(46)	(75)	(141)	(193)
Intangible asset impairment charges		(54)	(57)	(144)	(57)
Mark-to-market gains/(losses) from derivatives (1)	Note 9	148	18	(38)	67
Acquisition and divestiture-related costs
Acquisition integration costs		—	—	(2)	—
Acquisition-related costs		—	(1)	(15)	(2)
Divestiture-related costs		(6)	4	(4)	(6)
Net gain on divestiture		—	3	—	44
Costs associated with JDE Peet's transaction	Note 6	—	—	(48)	—
Remeasurement of net monetary position	Note 1	(2)	(1)	(7)	(2)
Impact from pension participation changes (1)	Note 10	(3)	(3)	(9)	32
CEO transition remuneration (2)		—	(3)	—	(9)
Loss related to interest rate swaps	Note 8 & 9	—	(111)	(103)	(111)
Swiss tax reform net impacts	Note 14	—	767	—	767
Gain/(loss) on equity method investment transactions (3)	Note 6	345	—	537	(2)
Equity method investee items (4)		(41)	(11)	(82)	(40)
Effective tax rate (5)	Note 14	36.1%	(92.5)%	36.0%	(8.8)%

(1)Includes impacts recorded in operating income and interest expense and other, net.
(2)Please see the Non-GAAP Financial Measures section at the end of this item for additional information.
(3)Gain/(loss) on equity method investment transactions is recorded outside pre-tax operating results on the condensed consolidated statement of earnings.
(4)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, including acquisition and divestiture-related costs and restructuring program costs.
(5)Refer to Note 14, Income Taxes, for more information on our effective tax rate and Swiss tax reform and to our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on the impact of Swiss and U.S. tax reform.

Consolidated Results of Operations

Three Months Ended September 30:

	For the Three Months Ended September 30,
	2020	2019	$ change	% change
	(in millions, except per share data)
Net revenues	$6,665	$6,355	$310	4.9%
Operating income	1,135	876	259	29.6%
Net earnings attributable to Mondelēz International	1,119	1,426	(307)	(21.5)%
Diluted earnings per share attributable to Mondelēz International	0.78	0.98	(0.20)	(20.4)%

Net Revenues – Net revenues increased $310 million (4.9%) to $6,665 million in the third quarter of 2020, and Organic Net Revenue (1) increased $277 million (4.4%) to $6,632 million. Developed markets net revenue increased 9.6% and developed markets Organic Net Revenue increased 3.8% (1). Emerging markets net revenues decreased 3.1%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 5.3% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2020
Change in net revenues (by percentage point)
Total change in net revenues	4.9%
Add back the following items affecting comparability:
Unfavorable currency	1.4	pp
Impact of acquisition	(1.9)	pp
Total change in Organic Net Revenue (1)	4.4%
Favorable volume/mix	2.4	pp
Higher net pricing	2.0	pp

(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 4.9% was driven by our underlying Organic Net Revenue growth of 4.4% and the impact of an acquisition, partially offset by unfavorable currency. For the third quarter of 2020, net revenues were higher in developed markets, primarily North America and Europe, where due to the COVID-19 outbreak and response, demand for our products, particularly biscuits and chocolate, grew significantly as consumers increased their food purchases for in-home consumption. However, our gum and candy categories, as well as our world travel retail and foodservice businesses, continued to be negatively impacted by COVID-19. In emerging markets, where we have a greater concentration of traditional trade, the majority of our markets grew but some markets were still challenged by COVID-19 impacts, particularly those with significant gum and candy portfolios. Overall, as the negative impacts of COVID-19 experienced earlier in the year subsided in the third quarter, revenue growth returned in a number of our key emerging markets, though overall emerging markets net revenues declined due to unfavorable currency impacts. In addition, growth in the quarter benefited from the impact of trade restocking to return inventory levels closer to pre-COVID-19 rates as spikes in North America biscuit and European retail, and traditional trade closures in emerging markets resulted in trade inventories below historical levels as we exited the second quarter.

Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix in all regions except Latin America was driven by strong volume gains tempered by unfavorable mix reflecting shifts in consumer purchases in response to the COVID-19 outbreak. Higher net pricing in all regions except Europe was due to the benefit of carryover pricing from 2019 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2020. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $125 million. Refer to Note 2, Acquisitions and Divestitures, for additional information. Unfavorable currency impacts decreased net revenues by $92 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the Brazilian real, Argentinian peso, Russian ruble, Mexican peso and Indian rupee, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Australian dollar.

Operating Income – Operating income increased $259 million (29.6%) to $1,135 million in the third quarter of 2020. Adjusted Operating Income (1) increased $100 million (9.4%) to $1,165 million and Adjusted Operating Income on a constant currency basis (1) increased $112 million (10.5%) to $1,177 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended September 30, 2019	$876
Simplify to Grow Program (2)	151
Intangible asset impairment charges (3)	57
Mark-to-market gains from derivatives (4)	(20)
Acquisition-related costs (5)	1
Divestiture-related costs (5)	(4)
Net gain on divestiture (5)	(3)
Remeasurement of net monetary position (6)	1
CEO transition remuneration (1)	3
Swiss tax reform impact (7)	2
Other/rounding	1
Adjusted Operating Income (1) for the Three Months Ended September 30, 2019	$1,065
Higher net pricing	129
Higher input costs	(63)
Favorable volume/mix	53
Higher selling, general and administrative expenses	(22)
Impact from acquisitions (5)	15
Total change in Adjusted Operating Income (constant currency) (1)	112	10.5%
Unfavorable currency translation	(12)
Total change in Adjusted Operating Income (1)	100	9.4%
Adjusted Operating Income (1) for the Three Months Ended September 30, 2020	$1,165
Simplify to Grow Program (2)	(114)
Intangible asset impairment charges (3)	(54)
Mark-to-market gains from derivatives (4)	145
Divestiture-related costs (5)	(6)
Remeasurement of net monetary position (6)	(2)
Other/rounding	1
Operating Income for the Three Months Ended September 30, 2020	$1,135	29.6%

(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2020 acquisition of a significant majority interest in Give & Go, the July 16, 2019 acquisition of a majority interest in Perfect Snacks and the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.
(6)Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(7)Refer to Note 14, Income Taxes, and our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on Swiss tax reform.

During the third quarter of 2020, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2019 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2020, was reflected across all regions except Europe. Favorable volume/mix, primarily due to overall volume increases tempered by the net negative volume impact on some parts of our business from the COVID-19 outbreak, was driven by North America, Europe and AMEA, which was partially offset by unfavorable volume/mix in Latin America. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity net of incremental COVID-19 related costs. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher cocoa, energy, grains, nuts, packaging, sugar, oils and other ingredients costs, partially offset by lower costs for dairy.

Total selling, general and administrative expenses increased $18 million from the third quarter of 2019, due to a number of factors noted in the table above, including in part, the impact of acquisitions and higher divestiture-related costs, which were more than offset by lower implementation costs incurred for the Simplify to Grow Program, a favorable currency impact related to expenses and lapping prior-year CEO transition remuneration. Excluding these factors, selling, general and administrative expenses increased $22 million from the third quarter of 2019. The increase was driven primarily by higher overhead costs reflecting route-to-market investments as well as incremental COVID-19 related costs and higher advertising and consumer promotion costs.

Unfavorable currency changes decreased operating income by $12 million due primarily to the strength of the U.S. dollar relative to several currencies, including the Brazilian real, Russian ruble, Indian rupee and South African rand, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Australian dollar.

Operating income margin increased from 13.8% in the third quarter of 2019 to 17.0% in the third quarter of 2020. The increase in operating income margin was driven primarily by the year-over-year favorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, higher Adjusted Operating Income margin and lower Simplify to Grow program costs. Adjusted Operating Income margin increased from 16.8% for the third quarter of 2019 to 17.5% for the third quarter of 2020. The increase in Adjusted Operating Income margin was driven primarily by higher net pricing, lower manufacturing costs and selling, general and administrative cost leverage, partially offset by higher raw material costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,119 million decreased by $307 million (21.5%) in the third quarter of 2020. Diluted EPS attributable to Mondelēz International was $0.78 in the third quarter of 2020, down $0.20 (20.4%) from the third quarter of 2019. Adjusted EPS (1) was $0.63 in the third quarter of 2020, down $0.01 (1.6%) from the third quarter of 2019. Adjusted EPS on a constant currency basis (1) was $0.64 in the third quarter of 2020, flat from the third quarter of 2019.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2019	$0.98
Simplify to Grow Program (2)	0.08
Intangible asset impairment charges (2)	0.03
Mark-to-market gains from derivatives (2)	(0.01)
Loss related to interest rate swaps (3)	0.08
Swiss tax reform net impacts (2)	(0.53)
Equity method investee items (4)	0.01
Adjusted EPS (1) for the Three Months Ended September 30, 2019	$0.64
Increase in operations	0.05
Impact from acquisition (2)	0.01
Changes in benefit plan non-service income	0.01
Changes in income taxes (5)	(0.08)
Changes in shares outstanding (6)	0.01
Adjusted EPS (constant currency) (1) for the Three Months Ended September 30, 2020	$0.64
Unfavorable currency translation	(0.01)
Adjusted EPS (1) for the Three Months Ended September 30, 2020	$0.63
Simplify to Grow Program (2)	(0.06)
Intangible asset impairment charges (2)	(0.03)
Mark-to-market gains from derivatives (2)	0.08
Gain on equity method investment transactions (7)	0.19
Equity method investee items (4)	(0.03)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2020	$0.78

(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information.
(3)Refer to Note 9, Financial Instruments, for information on our interest swaps that we no longer designate as cash flow hedges.
(4)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity investees, such as acquisition and divestiture-related costs and restructuring program costs.
(5)Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.
(6)Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.
(7)Refer to Note 6, Equity Method Investments, for more information on the gain/(loss) on equity method investment transactions.

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2020	2019	$ change	% change
	(in millions, except per share data)
Net revenues	$19,283	$18,955	$328	1.7%
Operating income	2,704	2,937	(233)	(7.9)%
Net earnings attributable to Mondelēz International	2,399	3,196	(797)	(24.9)%
Diluted earnings per share attributable to Mondelēz International	1.66	2.19	(0.53)	(24.2)%

Net Revenues – Net revenues increased $328 million (1.7%) to $19,283 million in the first nine months of 2020, and Organic Net Revenue (1) increased $736 million (3.9%) to $19,636 million. Developed markets net revenue increased 7.1% and developed markets Organic Net Revenue increased 5.2%. Emerging markets net revenues decreased 7.2%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 1.7% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2020
Change in net revenues (by percentage point)
Total change in net revenues	1.7%
Add back the following items affecting comparability:
Unfavorable currency	3.3	pp
Impact of divestiture	0.3	pp
Impact of acquisitions	(1.4)	pp
Total change in Organic Net Revenue (1)	3.9%
Favorable volume/mix	2.0	pp
Higher net pricing	1.9	pp

(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 1.7% was driven by our underlying Organic Net Revenue growth of 3.9% and the impact of acquisitions, mostly offset by unfavorable currency and the impact of a prior-year divestiture. Net revenues were higher in developed markets, particularly North America, where due to the COVID-19 outbreak and response, demand for our products, primarily biscuits and chocolate, grew significantly as consumers increased their food purchases for in-home consumption. However, our gum and candy categories as well as our world travel retail and foodservice businesses were negatively impacted by COVID-19. In emerging markets, where we have a greater concentration of traditional trade, several markets were challenged by COVID-19 impacts, particularly those with significant gum and candy portfolios. Overall, as the negative impacts of COVID-19 experienced earlier in the year subsided in the third quarter, revenue growth began to recover in a number of our key emerging markets, though overall emerging markets net revenues declined due to unfavorable currency impacts.

Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix in all regions except Latin America and AMEA included strong volume gains tempered by unfavorable mix reflecting shifts in consumer purchases in response to the COVID-19 outbreak. Higher net pricing in all regions except Europe was due to the benefit of carryover pricing from 2019 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2020. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $216 million and the July 16, 2019 acquisition of a majority interest in Perfect Snacks added incremental net revenues of $55 million in the first nine months of 2020. Unfavorable currency impacts decreased net revenues by $624 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Argentinian peso, Russian ruble, Mexican peso, Indian rupee, South African rand and Australian dollar, partially offset by the strength of several currencies relative to the U.S. dollar, including the Philippine peso, Egyptian pound and euro. The impact of the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa resulted in a year-over-year decline in net revenues of $55 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income decreased $233 million (7.9%) to $2,704 million in the first nine months of 2020. Adjusted Operating Income (1) increased $50 million (1.6%) to $3,213 million and Adjusted Operating Income on a constant currency basis (1) increased $136 million (4.3%) to $3,299 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Nine Months Ended September 30, 2019	$2,937
Simplify to Grow Program (2)	304
Intangible asset impairment charges (3)	57
Mark-to-market gains from derivatives (4)	(69)
Acquisition-related costs (5)	2
Divestiture-related costs (5)	6
Operating income from divestiture (5)	(9)
Net gain on divestiture (5)	(44)
Remeasurement of net monetary position (6)	2
Impact from pension participation changes (7)	(35)
CEO transition remuneration (1)	9
Swiss tax reform impact	2
Other/rounding	1
Adjusted Operating Income (1) for the Nine Months Ended September 30, 2019	$3,163
Higher net pricing	368
Higher input costs	(274)
Favorable volume/mix	119
Higher selling, general and administrative expenses	(94)
Impact from acquisitions (5)	7
Prior-year VAT-related settlements	11
Other	(1)
Total change in Adjusted Operating Income (constant currency) (1)	136	4.3%
Unfavorable currency translation	(86)
Total change in Adjusted Operating Income (1)	50	1.6%
Adjusted Operating Income (1) for the Nine Months Ended September 30, 2020	$3,213
Simplify to Grow Program (2)	(248)
Intangible asset impairment charges (3)	(144)
Mark-to-market losses from derivatives (4)	(42)
Acquisition integration costs (5)	(2)
Acquisition-related costs (5)	(15)
Divestiture-related costs (5)	(4)
Costs associated with JDE Peet's transaction (8)	(48)
Remeasurement of net monetary position (6)	(7)
Other/rounding	1
Operating Income for the Nine Months Ended September 30, 2020	$2,704	(7.9)%

(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2020 acquisition of a significant majority interest in Give & Go, the July 16, 2019 acquisition of a majority interest in Perfect Snacks and the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.
(6)Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(7)Refer to Note 10, Benefit Plans, for more information.
(8)Refer to Note 6, Equity Method Investments, for more information on the JDE Peet's transaction.

During the first nine months of 2020, we realized higher net pricing and favorable volume/mix, which was largely offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2019 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2020, was reflected in all regions except Europe. Favorable volume/mix was driven by North America and Europe, which was partially offset by unfavorable volume/mix in Latin America and AMEA. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity net of incremental COVID-19 related costs. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher cocoa, dairy, energy, nuts, oils, packaging, sugar and other ingredients costs, partially offset by lower costs for grains.

Total selling, general and administrative expenses increased $88 million from the first nine months of 2019, due to a number of factors noted in the table above, including in part, the impact of acquisitions, costs associated with the JDE Peet's transaction, lapping the benefit from prior-year pension participation changes, higher acquisition-related costs and higher remeasurement loss of net monetary position, which were more than offset by a favorable currency impact related to expenses, lower implementation costs incurred for the Simplify to Grow Program, lapping prior-year VAT-related settlements, lapping prior-year CEO transition remuneration and lapping the prior-year divestiture. Excluding these factors, selling, general and administrative expenses increased $94 million from the first nine months of 2019. The increase was driven primarily by higher overheads reflecting route-to-market investments as well as incremental COVID-19 related costs and higher advertising and consumer promotion costs.

We recorded an expense of $11 million from VAT-related settlements in Latin America in the first nine months of 2019. Unfavorable currency changes decreased operating income by $86 million due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Russian ruble, Argentinian peso, Indian rupee, Australian dollar and South African rand, partially offset by the strength of several currencies relative to the U.S. dollar, including the Egyptian pound, Philippine peso and euro.

Operating income margin decreased from 15.5% in the first nine months of 2019 to 14.0% in the first nine months of 2020. The decrease in operating income margin was driven primarily by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, higher intangible asset impairment charges, lapping the prior-year gain on a divestiture, costs associated with the JDE Peet's transaction, lapping the benefit from prior-year pension participation changes and higher acquisition-related costs, partially offset by lower costs for the Simplify to Grow Program. Adjusted Operating Income margin for the first nine months of 2020 was flat to the first nine months of 2019 at 16.7%. Adjusted Operating Income margin was unchanged as higher pricing, lower manufacturing costs reflecting productivity net of incremental COVD-19 costs, and selling, general and administrative cost leverage was offset by higher raw material costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,399 million decreased by $797 million (24.9%) in the first nine months of 2020. Diluted EPS attributable to Mondelēz International was $1.66 in the first nine months of 2020, down $0.53 (24.2%) from the first nine months of 2019. Adjusted EPS (1) was $1.92 in the first nine months of 2020, up $0.05 (2.7%) from the first nine months of 2019. Adjusted EPS on a constant currency basis (1) was $1.98 in the first nine months of 2020, up $0.11 (5.9%) from the first nine months of 2019.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2019	$2.19
Simplify to Grow Program (2)	0.17
Intangible asset impairment charges (2)	0.03
Mark-to-market gains from derivatives (2)	(0.04)
Divestiture-related costs (2)	0.01
Net earnings from divestiture (2) (3)	(0.03)
Net gain on divestitures (2)	(0.03)
Impact from pension participation changes (2)	(0.02)
CEO transition remuneration (2)	0.01
Loss related to interest rate swaps (4)	0.08
Swiss tax reform net impacts (5)	(0.53)
Net loss on equity method investment transaction (6)	0.01
Equity method investee items (7)	0.02
Adjusted EPS (1) for the Nine Months Ended September 30, 2019	$1.87
Increase in operations	0.06
Decrease in equity method investment net earnings	(0.01)
VAT-related settlements	0.01
Changes in benefit plan non-service income	0.03
Changes in interest and other expense, net (8)	0.01
Changes in income taxes (9)	(0.01)
Changes in shares outstanding (10)	0.02
Adjusted EPS (constant currency) (1) for the Nine Months Ended September 30, 2020	$1.98
Unfavorable currency translation	(0.06)
Adjusted EPS (1) for the Nine Months Ended September 30, 2020	$1.92
Simplify to Grow Program (2)	(0.14)
Intangible asset impairment charges (2)	(0.08)
Mark-to-market losses from derivatives (2)	(0.03)
Acquisition-related costs (2)	(0.01)
Net earnings from divestiture (2) (3)	0.01
Costs associated with JDE Peet's transaction (2)	(0.21)
Impact from pension participation changes (2)	(0.01)
Loss related to interest rate swaps (4)	(0.05)
Gain on equity method investment transactions (6)	0.31
Equity method investee items (7)	(0.05)
Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2020	$1.66

(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information. Within earnings per share, taxes related to the JDE Peet's transaction are included in costs associated with the JDE Peet's transaction.
(3)Divestitures include completed sales of businesses, partial or full sales of equity method investments and exits of major product lines upon completion of a sale or licensing agreement. As we record our share of KDP and JDE Peet’s ongoing earnings on a one-quarter lag basis, we reflected the impact of prior-quarter sales of KDP and JDE Peet’s shares within divested results as if the sales occurred at the beginning of all periods presented.
(4)Refer to Note 9, Financial Instruments, for information on our interest swaps that we no longer designate as cash flow hedges.
(5)Refer to Note 14, Income Taxes, and our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on Swiss tax reform.
(6)Refer to Note 6, Equity Method Investments, for more information on the gain/(loss) on equity method investment transactions.
(7)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.
(8)Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt, which is included in currency translation.
(9)Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.
(10)Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four operating segments:
•Latin America
•AMEA
•Europe
•North America

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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net revenues:
Latin America	$610	$736	$1,847	$2,273
AMEA	1,470	1,419	4,209	4,312
Europe	2,526	2,377	7,248	7,175
North America	2,059	1,823	5,979	5,195
Net revenues	$6,665	$6,355	$19,283	$18,955
Earnings before income taxes:
Operating income:
Latin America	$77	$84	$149	$250
AMEA	210	188	615	635
Europe	432	331	1,201	1,239
North America	387	370	1,192	1,096
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	145	20	(42)	69
General corporate expenses	(66)	(76)	(253)	(264)
Amortization of intangibles	(50)	(43)	(143)	(130)
Net gain on divestiture	—	3	—	44
Acquisition-related costs	—	(1)	(15)	(2)
Operating income	1,135	876	2,704	2,937
Benefit plan non-service income	38	13	102	42
Interest and other expense, net	(89)	(205)	(364)	(386)
Earnings before income taxes	$1,084	$684	$2,442	$2,593

Latin America

	For the Three Months Ended September 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$610	$736	$(126)	(17.1)%
Segment operating income	77	84	(7)	(8.3)%

	For the Nine Months Ended September 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$1,847	$2,273	$(426)	(18.7)%
Segment operating income	149	250	(101)	(40.4)%

Three Months Ended September 30:

Net revenues decreased $126 million (17.1%), due to unfavorable currency (20.2 pp) and unfavorable volume/mix (5.1 pp), partially offset by higher net pricing (8.2 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Brazilian real, Argentinian peso and Mexican peso. Unfavorable volume/mix was due to the negative volume impact from the COVID-19 outbreak as well as the impact of pricing-related elasticity, partially offset by the benefit from trade inventory restocking to return inventory levels closer to pre-COVID-19 rates. Unfavorable volume/mix was driven by declines in gum, candy and biscuits, partially offset by gains in refreshment beverages, chocolate and cheese & grocery. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $7 million (8.3%), primarily due to higher raw material costs, unfavorable volume/mix and unfavorable currency. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs (net of incremental COVID-19 related costs), lower other selling, general administrative expenses and lower costs incurred for the Simplify to Grow Program.

Nine Months Ended September 30:

Net revenues decreased $426 million (18.7%), due to unfavorable currency (18.5 pp) and unfavorable volume/mix (8.3 pp), partially offset by higher net pricing (8.1 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Brazilian real, Argentinian peso and Mexican peso. Unfavorable volume/mix was due to the negative volume impact from the COVID-19 outbreak as well as the impact of pricing-related elasticity. Unfavorable volume/mix was driven by declines in gum, candy and biscuits, partially offset by gains in cheese & grocery, refreshment beverages and chocolate. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $101 million (40.4%), primarily due to higher raw material costs, unfavorable volume/mix, unfavorable currency, higher other selling, general and administrative expenses (net of lapping the expense of VAT-related settlements in 2019) and a higher remeasurement loss of net monetary position. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs (net of incremental COVID-19 related costs), lower costs incurred for the Simplify to Grow Program and lower advertising and consumer promotion costs.

AMEA

	For the Three Months Ended September 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$1,470	$1,419	$51	3.6%
Segment operating income	210	188	22	11.7%

	For the Nine Months Ended September 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$4,209	$4,312	$(103)	(2.4)%
Segment operating income	615	635	(20)	(3.1)%

Three Months Ended September 30:

Net revenues increased $51 million (3.6%), due to higher net pricing (2.4 pp) and favorable volume/mix (1.8 pp), partially offset by unfavorable currency (0.6 pp). Higher net pricing was reflected across all categories. Favorable volume/mix reflected overall volume gains as the negative impact from COVID-19 related lockdowns impacting our traditional trade markets subsided during the quarter. Volume/mix also reflected a benefit from trade inventory restocking to return inventory levels closer to pre-COVID-19 rates. Favorable volume/mix was driven by gains in biscuits, cheese & grocery, chocolate and refreshment beverages partially offset by declines in gum and candy. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee and South African rand, partially offset by the strength of several currencies relative to the U.S. dollar, including the Australian dollar, Chinese yuan and Philippine peso.

Segment operating income increased $22 million (11.7%), primarily due to higher net pricing, lower manufacturing costs (net of incremental COVID-19 related costs), lapping prior-year intangible asset impairment charges, favorable volume/mix and lower other selling, general and administrative expenses. These favorable items were partially offset by higher raw material costs, higher Simplify to Grow program costs and higher divestiture-related costs.

Nine Months Ended September 30:

Net revenues decreased $103 million (2.4%), due to unfavorable currency (2.3 pp), the impact of a divestiture (1.3 pp) and unfavorable volume/mix (0.5 pp), partially offset by higher net pricing (1.7 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, South African rand, Australian dollar and Chinese yuan, partially offset by the strength of several currencies relative to the U.S. dollar, including the Egyptian pound and Philippine peso. The May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa resulted in a year-over-year decline in net revenues of $55 million. Unfavorable volume/mix was due to unfavorable product mix as overall higher volume was tempered by the negative volume impact from COVID-19 related lockdowns impacting our traditional trade markets. Unfavorable volume/mix was driven by declines in gum, candy, chocolate and refreshment beverages, partially offset by gains in biscuits and cheese & grocery. Higher net pricing was driven by refreshment beverages, biscuits, chocolate and cheese & grocery, partially offset by lower net pricing in gum and candy.

Segment operating income decreased $20 million (3.1%), primarily due to higher raw material costs, unfavorable volume/mix, unfavorable currency, higher costs incurred for the Simplify to Grow Program and the impact of the prior-year divestiture. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs (net of incremental COVID-19 related costs), lower other selling, general and administrative expenses and lower intangible asset impairment charges.

Europe

	For the Three Months Ended September 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$2,526	$2,377	$149	6.3%
Segment operating income	432	331	101	30.5%

	For the Nine Months Ended September 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$7,248	$7,175	$73	1.0%
Segment operating income	1,201	1,239	(38)	(3.1)%

Three Months Ended September 30:

Net revenues increased $149 million (6.3%), due to favorable volume/mix (3.6 pp) and favorable currency (2.9 pp), partially offset by lower net pricing (0.2 pp). Favorable volume/mix was due to overall higher volume, which was tempered by the net negative volume impact from the COVID-19 outbreak, as overall increased food purchases for in-home consumption and the benefit from trade inventory restocking to return inventory levels closer to pre-COVID-19 rates were partially offset by a negative volume impact on our world travel retail and foodservice businesses due to lockdowns and other restrictions. Favorable volume/mix was driven by gains in chocolate, biscuits and cheese & grocery, partially offset by declines in candy, gum and refreshment beverages. Favorable currency impacts reflected the strength of several currencies in the region relative to the U.S. dollar, primarily the euro and British pound sterling, partially offset by the strength of the U.S. dollar relative to several currencies, including the Russian ruble and Turkish lira. Lower net pricing was driven by biscuits, partially offset by higher net pricing in chocolate, refreshment beverages, cheese & grocery, gum and candy.

Segment operating income increased $101 million (30.5%), primarily due to lower costs incurred for the Simplify to Grow Program, lower intangible asset impairment charges, favorable volume/mix, favorable currency and lower advertising and consumer promotion costs. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses and lower net pricing.

Nine Months Ended September 30:

Net revenues increased $73 million (1.0%), due to favorable volume/mix (2.5 pp), partially offset by unfavorable currency (1.3 pp) and lower net pricing (0.2 pp). Favorable volume/mix due to overall higher volume was tempered by the net impact from the COVID-19 outbreak, as overall increased food purchases for in-home consumption were partially offset by a negative volume impact on our world travel retail and foodservice businesses due to lockdowns and other restrictions. Favorable volume/mix was driven by gains in chocolate, cheese & grocery, biscuits and refreshment beverages, partially offset by declines in gum and candy. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies in the region, including the Russian ruble, Turkish lira and Norwegian krone, partially offset by the strength of several currencies in the region relative to the U.S. dollar, primarily the euro and Swiss franc. Lower net pricing was driven by biscuits and chocolate, partially offset by higher net pricing in cheese & grocery, candy, gum and refreshment beverages.

Segment operating income decreased $38 million (3.1%), primarily due to higher raw material costs, higher other selling, general and administrative expenses, unfavorable currency, higher manufacturing costs driven by incremental COVID-19 related costs, higher intangible asset impairment charges and lower net pricing. These unfavorable items were partially offset by favorable volume/mix, lower Simplify to Grow Program costs and lower advertising and consumer promotion costs.

North America

	For the Three Months Ended September 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$2,059	$1,823	$236	12.9%
Segment operating income	387	370	17	4.6%

	For the Nine Months Ended September 30,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$5,979	$5,195	$784	15.1%
Segment operating income	1,192	1,096	96	8.8%

Three Months Ended September 30:

Net revenues increased $236 million (12.9%), due to favorable volume/mix (4.2 pp), the impact of acquisitions (6.8 pp) and higher net pricing (2.1 pp), partially offset by unfavorable currency (0.2 pp). Favorable volume/mix, in part due to the positive volume impact from COVID-19 as consumers increased their food purchases for in-home consumption as well as the benefit from trade inventory restocking to return inventory levels closer to pre-COVID-19 rates, was driven by gains in biscuits, partially offset by declines in gum, chocolate and candy. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $125 million in the third quarter of 2020. Higher net pricing was reflected across all categories except gum. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $17 million (4.6%), primarily due to favorable volume/mix, higher net pricing and the impact of acquisitions. These favorable items were partially offset by intangible asset impairment charges, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, higher Simplify to Grow Program costs and higher raw material costs.

Nine Months Ended September 30:

Net revenues increased $784 million (15.1%), due to favorable volume/mix (7.8 pp), the impact of acquisitions (5.2 pp) and higher net pricing (2.3 pp), partially offset by unfavorable currency (0.2 pp). Favorable volume/mix, in part due to the positive volume impact from COVID-19 as consumers increased their food purchases for in-home consumption, was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $216 million and the July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $55 million in the first nine months of 2020. Higher net pricing was driven by biscuits, chocolate and candy, partially offset by lower net pricing in gum. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $96 million (8.8%), primarily due to favorable volume/mix, higher net pricing and the impact of acquisitions. These favorable items were partially offset by intangible asset impairment charges, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses (including incremental COVID-19 related costs), lapping the benefit from prior-year pension participation changes, higher raw material costs, higher manufacturing costs driven by incremental COVID-19 related costs and higher Simplify to Grow Program costs.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. In light of the current uncertainty in the global markets related to the COVID-19 outbreak, however, an economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could also impair our banking and other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our access to capital or financial condition. As a precautionary measure and to preserve financial flexibility, we temporarily increased our credit facility borrowing capacity in the first nine months of 2020. In the third quarter of 2020, we completed the retirement of this incremental short-term borrowing capacity and have returned our credit facility available capacity to pre-COVID-19 levels. Refer to Recent Developments and Significant Items Affecting Comparability and Note 8, Debt and Borrowing Arrangements, for additional details. We also continue to utilize our commercial paper program and international credit lines, and we secured and continue to evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. In connection with various legislatively authorized tax payment deferral mechanisms available for income tax, indirect tax (such as value-added tax) and payroll tax in a number of jurisdictions, we were able to defer certain of these tax payments, which provided a cash benefit that will reverse when the cash tax payments become due. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity; however, if a serious economic or credit market crisis ensues, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $2,315 million in the first nine months of 2020 and $1,882 million in the first nine months of 2019. The increase in net cash provided by operating activities was due primarily to lower cash tax payments and lower working capital requirements, partially offset by payments of interest rate swap cash settlements and payments for several indirect tax matters that were resolved during the fourth quarter of 2019 under a tax amnesty program in India.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $357 million in the first nine months of 2020 and $735 million in the first nine months of 2019. The decrease in net cash used in investing activities was due primarily to cash received from the sale of shares in the JDE Peet's and KDP offerings and lower capital expenditures, partially offset by cash paid to acquire a majority interest in Give & Go. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. During the first quarter of 2020 and due to the ongoing COVID-19 pandemic, we reduced our expected 2020 capital expenditures from up to $0.9 billion to up to $0.8 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:
Net cash used in financing activities was $495 million in the first nine months of 2020 and $686 million in the first nine months of 2019. The decrease in cash used in financing activities was primarily due to lower share repurchases and higher net debt issuances, partially offset by higher dividends paid.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first nine months of 2020. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 71.0% (or $13.7 billion) of the $19.3 billion of consolidated net revenue in the nine months ended September 30, 2020. The operations held by MIHN represented approximately 81.1% (or $21.9 billion) of the $27.0 billion of net assets as of September 30, 2020 and 87.2% (or $23.9 billion) of the $27.3 billion of net assets as of December 31, 2019.

During February 2020, our Board of Directors approved a new $8.0 billion long-term financing authority to replace the prior $5.0 billion authority. As of September 30, 2020, we had $2.0 billion of long-term financing authority remaining.

In the next 12 months, we expect $796 million of long-term debt to mature in January 2021. We expect to fund this repayment with a combination of cash on hand and short-term borrowings, including issuance of commercial paper.

Our total debt was $20.1 billion at September 30, 2020 and $18.4 billion at December 31, 2019. Our debt-to-capitalization ratio was 0.43 at September 30, 2020 and 0.40 at December 31, 2019. At September 30, 2020, the weighted-average term of our outstanding long-term debt was 6.6 years. Our average daily commercial paper borrowings outstanding were $3.0 billion in the first nine months of 2020 and $4.2 billion in the first nine months of 2019. We had commercial paper outstanding totaling $0.1 billion as of September 30, 2020 and $2.6 billion as of December 31, 2019. We expect to continue to use commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 8, Debt and Borrowing Arrangements.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first nine months of 2020, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for cocoa, dairy, energy, nuts, oils, packaging, sugar and other ingredients, partially offset by lower costs for grains.

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

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the nine months ended September 30, 2020.

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

We repurchased shares at an aggregate cost of $17.2 billion, at a weighted-average cost of $40.09 per share, through September 30, 2020 ($0.7 billion in the first nine months of 2020, $1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013). The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and Board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:
We paid dividends of $1,227 million in the first nine months of 2020 and $1,131 million in the first nine months of 2019. The third quarter 2020 dividend of $0.315 per share, declared on July 28, 2020 for shareholders of record as of September 30, 2020, was paid on October 14, 2020. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “position,” “seek,” “aim,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact of the COVID-19 outbreak on consumer demand, costs, product mix, the availability of our products, our strategic initiatives, our and our partners’ global supply chains, operations and routes to market, and our financial results; our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; volatility in global consumer, commodity, currency and capital markets; price volatility and pricing actions; the cost environment and measures to address increased costs; our ability to meet demand for our products; our tax rate, tax positions, tax proceedings and the impact of U.S. and Swiss tax reform on our results; the United Kingdom’s withdrawal from the European Union and its impact on our business and results, including the consequences of any trade or other cross-border operating agreements, or failure to reach agreements, following the United Kingdom’s withdrawal from the European Union; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices and supply; our investments including in JDE Peet's and KDP; political, business and economic conditions and volatility; currency exchange rates, controls and restrictions and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our Argentinian subsidiaries and the potential for and impacts from currency devaluation in other countries; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper; our capital structure and liquidity, credit availability and our ability to raise capital, and the impact of market disruptions on us, our counterparties and our business partners; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities; share repurchases; dividends; long-term value for our shareholders; the characterization of 2020 distributions as dividends; compliance with our debt covenants; and our contractual and other obligations.
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

•“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (2) and currency rate fluctuations (3). We also evaluate Organic Net Revenue growth from emerging markets and developed markets. Our emerging markets include our Latin America region in its entirety; the AMEA region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Turkey, Kazakhstan, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries. Our developed markets include the entire North America region, the Europe region excluding the countries included in the emerging markets definition, and Australia, New Zealand and Japan from the AMEA region.

•“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related divestiture (2), acquisition and integration costs (2); the operating results of divestitures (2); remeasurement of net monetary position (5); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); impact from resolution of tax matters (7); CEO transition remuneration (8); impact from pension participation changes (9); Swiss tax reform impacts (10); and costs associated with the JDE Peet's transaction (1). We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on equity method investment transactions; net earnings from divestitures (2); gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; and U.S. and Swiss tax reform impacts (10). Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ significant operating and non-operating items (11). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. During the second quarter of 2020, we added to the non-GAAP definitions the exclusion of costs associated with the JDE Peet's transaction. Refer to Note 6, Equity Method Investments, and Note 14, Income Taxes, for more information on the JDE Peet's transaction.
(2)Divestitures include completed sales of businesses (including the partial or full sale of an equity method investment) and exits of major product lines upon completion of a sale or licensing agreement. As we record our share of KDP and JDE Peet’s ongoing earnings on a one-quarter lag basis, any KDP or JDE Peet’s ownership reductions are reflected as divestitures within our non-GAAP results the following quarter. See Note 2, Acquisitions and Divestitures, and Note 6, Equity Method Investments, for information on acquisitions and divestitures impacting the comparability of our results.
(3)Constant currency operating results are calculated by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.
(4)Non-GAAP adjustments related to the Simplify to Grow Program reflect costs incurred that relate to the objectives of our program to transform our supply chain network and organizational structure. Costs that do not meet the program objectives are not reflected in the non-GAAP adjustments.
(5)During the third quarter of 2018, as we began to apply highly inflationary accounting for Argentina (refer to Note 1, Basis of Presentation), we excluded the remeasurement gains or losses related to remeasuring net monetary assets or liabilities in Argentina during the period to be consistent with our prior accounting for these remeasurement gains/losses for Venezuela when it was subject to highly inflationary accounting prior to 2016.
(6)During the third quarter of 2016, we began to exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency transaction derivatives from our non-GAAP earnings measures until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we made this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We also discontinued designating commodity and forecasted currency transaction derivatives for hedge accounting treatment. To facilitate comparisons of our underlying operating results, we have recast all historical non-GAAP earnings measures to exclude the mark-to-market impacts.
(7)See Note 12, Commitments and Contingencies – Tax Matters, and our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.
(8)On November 20, 2017, Dirk Van de Put succeeded Irene Rosenfeld as CEO of Mondelēz International in advance of her retirement at the end of March 2018. In order to incent Mr. Van de Put to join us, we provided him compensation with a total combined target value of $42.5 million to make him whole for incentive awards he forfeited or grants that were not made to him when he left his former employer. The compensation we granted took the form of cash, deferred stock units, performance share units and stock options. In connection with Irene Rosenfeld’s retirement, we made her outstanding grants of performance share units for the 2016-2018 and 2017-2019 performance cycles eligible for continued vesting and approved a $0.5 million salary for her service as Chairman from January through March 2018. We refer to these elements of Mr. Van de Put’s and Ms. Rosenfeld’s compensation arrangements together as “CEO transition remuneration.” We are excluding amounts we expense as CEO transition remuneration from our non-GAAP results because those amounts are not part of our regular compensation program and are incremental to amounts we would have incurred as ongoing CEO compensation. As a result, in 2017, we excluded amounts expensed for the cash payment to Mr. Van de Put and partial vesting of his equity grants. In 2018, we excluded amounts paid for Ms. Rosenfeld’s service as Chairman and partial vesting of Mr. Van de Put’s and Ms. Rosenfeld’s equity grants. In 2019, we excluded amounts related to the partial vesting of Mr. Van de Put’s equity grants. During the first quarter of 2020, Mr. Van de Put's equity grants became fully vested.
(9)The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 10, Benefit Plans, for more information on the multiemployer pension plan withdrawal.
(10)We exclude the impact of the 2019 Swiss tax reform and 2017 U.S. tax reform. During the third quarter of 2019, Swiss Federal and Zurich Cantonal tax events drove our recognition of a Swiss tax reform net benefit to our results of operations. On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. We exclude these tax reform impacts from our Adjusted EPS as they do not reflect our ongoing tax obligations under the new tax reforms. Refer to Note 14, Income Taxes, for information on Swiss tax reform and our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on the impact of Swiss and U.S. tax reform.
(11)We have excluded our proportionate share of our equity method investees’ significant operating and non-operating items such as acquisition and divestiture related costs, restructuring program costs and discrete U.S. tax reform impacts, in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and significant operating and non-operating items each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ significant operating and non-operating items.

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

	For the Three Months Ended September 30, 2020			For the Three Months Ended September 30, 2019
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,289	$4,376	$6,665	$2,363	$3,992	$6,355
Impact of currency	200	(108)	92	—	—	—
Impact of acquisition	—	(125)	(125)	—	—	—
Organic Net Revenue	$2,489	$4,143	$6,632	$2,363	$3,992	$6,355

	For the Nine Months Ended September 30, 2020			For the Nine Months Ended September 30, 2019
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$6,623	$12,660	$19,283	$7,137	$11,818	$18,955
Impact of currency	582	42	624	—	—	—
Impact of acquisitions	—	(271)	(271)	—	—	—
Impact of divestiture	—	—	—	(55)	—	(55)
Organic Net Revenue	$7,205	$12,431	$19,636	$7,082	$11,818	$18,900

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

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in millions)
Operating Income	$1,135	$876	$259	29.6%
Simplify to Grow Program (1)	114	151	(37)
Intangible asset impairment charges (2)	54	57	(3)
Mark-to-market gains from derivatives (3)	(145)	(20)	(125)
Acquisition-related costs (4)	—	1	(1)
Divestiture-related costs (4)	6	(4)	10
Net gain on divestiture (4)	—	(3)	3
Remeasurement of net monetary position (5)	2	1	1
CEO transition remuneration (6)	—	3	(3)
Swiss tax reform impact (7)	—	2	(2)
Other/rounding	(1)	1	(2)
Adjusted Operating Income	$1,165	$1,065	$100	9.4%
Unfavorable currency translation	12	—	12
Adjusted Operating Income (constant currency)	$1,177	$1,065	$112	10.5%

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in millions)
Operating Income	$2,704	$2,937	$(233)	(7.9)%
Simplify to Grow Program (1)	248	304	(56)
Intangible asset impairment charges (2)	144	57	87
Mark-to-market losses/(gains) from derivatives (3)	42	(69)	111
Acquisition integration costs (4)	2	—	2
Acquisition-related costs (4)	15	2	13
Divestiture-related costs (4)	4	6	(2)
Operating income from divestiture (4)	—	(9)	9
Net gain on divestiture (4)	—	(44)	44
Costs associated with JDE Peet's transaction (8)	48	—	48
Remeasurement of net monetary position (5)	7	2	5
Impact from pension participation changes (9)	—	(35)	35
CEO transition remuneration (6)	—	9	(9)
Swiss tax reform impact (7)	—	2	(2)
Other/rounding	(1)	1	(2)
Adjusted Operating Income	$3,213	$3,163	$50	1.6%
Unfavorable currency translation	86	—	86
Adjusted Operating Income (constant currency)	$3,299	$3,163	$136	4.3%

(1)Refer to Note 7, Restructuring Program, for more information.
(2)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(3)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2020 acquisition of a significant majority interest in Give & Go, the July 16, 2019 acquisition of a majority interest in Perfect Snacks and the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.
(5)Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(6)Refer to the Non-GAAP Financial Measures definitions and related table notes.
(7)Refer to Note 14, Income Taxes, for more information on Swiss tax reform.
(8)Refer to Note 6, Equity Method Investments, for more information on the JDE Peet's transaction.
(9)Refer to Note 10, Benefit Plans, for more information..

Adjusted EPS:
Applying the definition of “Adjusted EPS,” (1) the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as a loss related to interest rate swaps; Swiss tax reform net impacts; gains or losses on equity method investment transactions; and our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.78	$0.98	$(0.20)	(20.4)%
Simplify to Grow Program (2)	0.06	0.08	(0.02)
Intangible asset impairment charges (2)	0.03	0.03	—
Mark-to-market gains from derivatives (2)	(0.08)	(0.01)	(0.07)
Loss related to interest rate swaps (3)	—	0.08	(0.08)
Swiss tax reform net impacts (4)	—	(0.53)	0.53
Gain on equity method investment transactions (5)	(0.19)	—	(0.19)
Equity method investee items (6)	0.03	0.01	0.02
Adjusted EPS	$0.63	$0.64	$(0.01)	(1.6)%
Unfavorable currency translation	0.01	—	0.01
Adjusted EPS (constant currency)	$0.64	$0.64	$—	—%

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.66	$2.19	$(0.53)	(24.2)%
Simplify to Grow Program (2)	0.14	0.17	(0.03)
Intangible asset impairment charges (2)	0.08	0.03	0.05
Mark-to-market losses/(gains) from derivatives (2)	0.03	(0.04)	0.07
Acquisition-related costs (2)	0.01	—	0.01
Divestiture-related costs (2)	—	0.01	(0.01)
Net earnings from divestiture (2)	(0.01)	(0.03)	0.02
Net gain on divestiture (2)	—	(0.03)	0.03
Costs associated with JDE Peet's transaction (2)	0.21	—	0.21
Impact from pension participation changes (2)	0.01	(0.02)	0.03
CEO transition remuneration (2)	—	0.01	(0.01)
Loss related to interest rate swaps (3)	0.05	0.08	(0.03)
Swiss tax reform net impacts (4)	—	(0.53)	0.53
(Gain)/loss on equity method investment transactions (5)	(0.31)	0.01	(0.32)
Equity method investee items (6)	0.05	0.02	0.03
Adjusted EPS	$1.92	$1.87	$0.05	2.7%
Unfavorable currency translation	0.06	—	0.06
Adjusted EPS (constant currency)	$1.98	$1.87	$0.11	5.9%

(1)The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended September 30, 2020, taxes for the: Simplify to Grow Program were $(22) million, intangible asset impairment charges were $(12) million, mark-to-market losses from derivatives were $27 million, gain on equity method investment transactions were $77 million and equity method investee items were $(3) million.

•For the three months ended September 30, 2019, taxes for the: Simplify to Grow Program were $(29) million, intangible asset impairment charges were $(14) million, mark-to-market gains from derivatives were $8 million, loss related to interest rate swaps were zero, Swiss tax reform were $(769) million and equity method investee items were $(2) million.
•For the nine months ended September 30, 2020, taxes for the: Simplify to Grow Program were $(55) million, intangible asset impairment charges were $(33) million, mark-to-market losses from derivatives were $(5) million, acquisition-related costs were zero, net earnings from divestiture were zero, costs associated with the JDE Peet's transaction were $261 million, impact from pension participation changes were $(2) million, loss related to interest rate swaps were $(24) million, gain on equity method investment transactions were $94 million and equity method investee items were $(11) million.
•For the nine months ended September 30, 2019, taxes for the: Simplify to Grow Program were $(67) million, intangible asset impairment charges were $(14) million, mark-to-market gains from derivatives were $14 million, divestiture-related costs were zero, net earnings from divestiture were $1 million, net gain on divestiture were $2 million, impact from pension participation changes were $9 million, CEO transition remuneration were zero, loss related to interest rate swaps were zero, Swiss tax reform were $(769) million, net loss on equity method investment transaction were $7 million and equity method investee items were $(9) million.
(2)See the Adjusted Operating Income table above and the related footnotes for more information.
(3)Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.
(4)Refer to Note 14, Income Taxes, for more information on Swiss tax reform.
(5)Refer to Note 6, Equity Method Investments, for more information on the gains and losses on equity method investment transactions.
(6)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.

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

During 2020, the COVID-19 pandemic and related global response significantly impacted economic activity and markets around the world. National and local governments imposed preventative or protective restrictions on travel and business operations and advised or required citizens to remain at home. Temporary closures of businesses were ordered and numerous other businesses temporarily closed voluntarily. The impact of the global pandemic and response has had a material unfavorable impact on global markets, including commodity, currency and capital markets. While some of these markets such as the U.S. and other major stock markets and certain currencies have rebounded significantly in the second and third quarters of 2020, these markets are likely to continue to remain volatile while the situation continues. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. We are actively working to mitigate these risks and we largely employed existing strategies that are described below to mitigate these market risks related to currency, commodity and interest rate risks.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the nine months ended September 30, 2020. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2020. Many of our employees and those of our outsourcing partners and other accounting service providers continued to work remotely as a significant number of our and their offices were closed in response to the COVID-19 outbreak. There were no material changes in our internal controls over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended September 30, 2020.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2020 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1-31, 2020	3,113	$52.35	—	$2,450
August 1-31, 2020	2,754	53.49	—	2,450
September 1-30, 2020	626	58.00	—	2,450
For the Quarter Ended September 30, 2020	6,493	53.38	—

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 3,113 shares, 2,754 shares and 626 shares for the fiscal months of July, August and September 2020, respectively.
(2)Our Board of Directors has authorized the repurchase of $19.7 billion of our Common Stock through December 31, 2020. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. See related information in Note 11, Stock Plans.
(3)Dollar values stated in millions.

Item 5. Other Information.

Our proxy statement for the 2020 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on April 1, 2020, contained a typographical error in the section entitled “2021 Annual Meeting of Shareholders – Shareholder Nominations and Proposals for the 2021 Annual Meeting” solely related to the dates by which a shareholder must (a) provide notice to us if the shareholder would like to include a shareholder director candidate in the Company’s proxy materials for the 2021 Annual Meeting of Shareholders and (b) submit a shareholder proposal for possible inclusion in our proxy materials for the 2021 Annual Meeting of Shareholders. The corrected information is set forth below:

Shareholder Director Candidates for Possible Inclusion in the Company’s 2021 Proxy Materials (“Proxy Access”)

Our By-Laws provide for proxy access. One or more shareholders may nominate and include in the 2021 proxy materials director nominees provided that the shareholder(s) and the nominee(s) satisfy the terms, conditions and requirements specified in the By-Laws. The key parameters are:

•Minimum Ownership Threshold: the nominating shareholder(s) must own 3% or more of the outstanding Common Stock
•Ownership Duration: such Common Stock must have been held continuously for at least three years

•Nominating Group Size: a nominating shareholder group cannot consist of more than 20 shareholders
•Number of Nominees: appropriate shareholders may nominate the greater of 20% of the Board or 2 nominees

To be included in the proxy materials for the 2021 Annual Meeting of Shareholders, the Corporate Secretary must receive the required written notice and required information specified in the By-Laws on or before December 2, 2020.

Shareholder Proposals for Possible Inclusion in the Company’s 2021 Proxy Materials

Under SEC Rule 14a-8, a shareholder may submit a proposal for possible inclusion in the 2021 proxy materials for an annual meeting of shareholders. The Corporate Secretary must receive the proposal and other required information at our principal executive offices not later than 120 calendar days before the one-year anniversary date of the proxy statement's release for the previous year's annual meeting. Accordingly, to be considered for inclusion in the proxy materials for the 2021 Annual Meeting of Shareholders, the Corporate Secretary must receive a shareholder's submission of a proposal on or before the close of business on December 2, 2020.

Shareholders should mail all nominations and proposals to the Corporate Secretary at Mondelēz International, Inc., 905 West Fulton Market, Suite 200, Chicago, Illinois 60607.

Shareholders may obtain a copy of the By-Laws from the Corporate Secretary (please make a written request to the same address) or by visiting www.mondelezinternational.com/investors/corporate-governance.

Item 6. Exhibits.

Exhibit Number	Description
4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.
4.2
Third Supplemental Indenture, dated as of September 22, 2020, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.
104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

November 2, 2020