Form 10-K
period 2020-12-31
Mondelez International, Inc.
filed 2021-02-05
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2020, was $72.2 billion. At January 29, 2021, there were 1,412,114,559 shares of the registrant’s Class A Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 19, 2021 are incorporated by reference into Part III hereof.

Mondelēz International, Inc.
In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.
i

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “plan,” “believe,” “estimate,” “anticipate,” “likely,” “drive,” “seek,” “aim,” “potential,” “project,” “objective,” “commitment,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact of the COVID-19 outbreak on consumer demand, costs, product mix, the availability of our products, our strategic initiatives, our and our partners’ global supply chains, operations and routes to market, and our financial results; our future performance, including our future revenue growth, profitability and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; our leadership position in snacking; our ability to meet consumer needs and demand and identify innovation and renovation opportunities; the results of driving operational excellence; volatility in global consumer, commodity, currency and capital markets; price volatility and pricing actions; the cost environment and measures to address increased costs; our tax rate, tax positions, tax proceedings, transition tax liability and the impact of U.S. and Swiss tax reform on our future results; market share; the United Kingdom ("U.K.") withdrawal from the European Union ("E.U.") and its impact on our business and results, including in connection with disagreements on trade terms, increased costs or supply chain or distribution delays, or other disruptions or negative impacts; the costs of, timing of expenditures under and completion of our restructuring program; category growth; our effect on demand and our market position; consumer snacking behaviors; commodity prices and supply; our investments; research, development and innovation; political, business and economic conditions and volatility; the effect of the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or key commodities and potential changes in U.S. trade programs, trade relations, regulations, taxes or fiscal policies; currency exchange rates, controls and restrictions, volatility in foreign currencies and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our Argentinean subsidiaries and the potential for and impacts from currency devaluation in other countries; our e-commerce channel strategies; manufacturing and distribution capacity; changes in laws and regulations, regulatory compliance and related costs; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension obligations, expenses, contributions and assumptions; employee benefit plan expenses, obligations and assumptions; compensation expense; our human capital initiatives; our sustainability and mindful snacking strategies, goals and initiatives and the impacts of climate change; our ability to prevent and respond to cybersecurity breaches and disruptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper; our capital structure and liquidity, credit availability and our ability to raise capital, and the impact of market disruptions on us, our counterparties and our business partners; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities; share repurchases; dividends; long-term value for our shareholders; guarantees; compliance with our debt covenants; and our contractual and other obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 outbreak. Important factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, uncertainty about the magnitude, duration, geographic reach, impact on the global economy and related current and potential travel restrictions of the COVID-19 outbreak; the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows and liquidity; risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; tax matters including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes; use of information technology and third party service providers; unanticipated disruptions to our business, such as the malware incident, cyberattacks or other security breaches; global or regional health pandemics or epidemics, including COVID-19; competition; protection of our reputation and brand image; changes in consumer preferences and demand and our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with customers, suppliers or distributors; legal, regulatory, tax or benefit law changes, claims or actions; the impact of climate change on our supply chain and operations; strategic transactions; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of and access to capital or other markets and our liquidity; pension costs; the expected discontinuance of London Interbank Offered Rates and transition to any other interest rate benchmark; and our ability to protect our intellectual property and intangible assets. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

PART I
Item 1. Business.

General

We are one of the world’s largest snack companies with global net revenues of $26.6 billion and net earnings of $3.6 billion in 2020. We make and sell primarily snacks, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy, as well as various cheese & grocery and powdered beverage products. Our portfolio includes snack brands such as Cadbury, Milka and Toblerone chocolate; Oreo, belVita and LU biscuits; Halls candy; Trident gum and Tang powdered beverages.

Mondelēz International at a Glance

Strategy

We aim to be the global leader in snacking by focusing on growth, execution and culture. In 2020, while the COVID-19 pandemic significantly affected economies, marketplaces, communities and businesses around the world, including ours, we prioritized our employees, customers and communities and largely continued to execute against our strategic priorities and positioned ourselves to emerge stronger. Please refer to our COVID-19 discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our strategic plan builds on our strong foundations, including our unique portfolio of iconic global and local brands, our attractive global footprint, our market leadership in developed and emerging markets, our deep innovation, marketing and distribution capabilities, and our margin expansion in recent years that allows us to make ongoing investments in our brands and capabilities.

Our plan to drive long-term growth includes three strategic priorities: accelerating consumer-centric growth, driving operational excellence and creating a winning growth culture.

•Accelerate consumer-centric growth. As demands on consumers’ time increase and consumer eating habits evolve, we aim to meet consumers' snacking needs by providing the right snack, for the right moment, made the right way. We have developed innovative approaches to identify and address how consumers snack across different emotional and functional needs and occasions that we believe will allow us to meet their needs and identify new innovation and renovation opportunities. We plan to test, learn and scale new product offerings quickly to meet diverse and evolving local and global snacking demand. We believe our understanding of consumers’ behavior will continue to lead to our meeting more of their needs and the growing demand for snacks.

•Drive operational excellence. Our operational excellence and continuous improvement plans include a special focus on the consumer-facing areas of our business and optimizing our sales, marketing and customer service efforts. To drive productivity gains and cost improvements across our business, we also plan to continue leveraging our global shared services platform, driving greater efficiencies in our supply chain and continuing to utilize Zero-Based Budgeting across our operations. We expect the improvements and efficiencies we drive will fuel our growth and continue to expand profit dollars. At the same time, we are continuing our efforts to sustainably source key ingredients, reduce our end-to-end environmental impact and innovate our processes and packaging to reduce waste and promote recycling.

•Build a winning growth culture. To support the acceleration of our growth, we are becoming more agile, digital and local-consumer focused. We are giving our local teams more autonomy to drive commercial and innovation plans as they are closer to the needs and desires of consumers. We will continue to leverage the efficiency and scale of our regional operating units while empowering our local commercial operations to respond faster to changing consumer preferences and capitalize on growth opportunities. Our digital transformation program will also help to enable consumer demand and sales opportunities. We believe these operating and cultural shifts will help drive profitable top-line growth.

We run our business with a long-term perspective, and we believe the successful delivery of our strategic plan will drive top- and bottom-line growth and enable us to create long-term value for our shareholders.

Global Operations

We sell our products in over 150 countries and have operations in approximately 80 countries, including 133 manufacturing and processing facilities across 45 countries. The portion of our net revenues generated outside the United States was 73.2% in 2020, 74.4% in 2019 and 75.3% in 2018. For more information on our U.S. and non-U.S. operations, refer to Note 18, Segment Reporting; on our manufacturing and other facilities, refer to Item 2, Properties; and risks related to our operations outside the United States, see Item 1A, Risk Factors.

We also monitor our revenue growth across emerging and developed markets—
•Our emerging markets include our Latin America region in its entirety; the Asia, Middle East and Africa (“AMEA”) region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Turkey, Kazakhstan, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
•Our developed markets include the entire North America region, the Europe region excluding the countries included in the emerging markets definition, and Australia, New Zealand and Japan from the AMEA region.

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

Our segment net revenues for each of the last three years were:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net revenues:
Latin America	$2,477	$3,018	$3,202
AMEA	5,740	5,770	5,729
Europe	10,207	9,972	10,122
North America	8,157	7,108	6,885
	$26,581	$25,868	$25,938

Our segment operating income for each of the last three years was:

	For the Years Ended December 31,
	2020		2019		2018
	(in millions, except percentages)
Segment operating income:
Latin America	$189	4.3%	$341	8.1%	$410	11.1%
AMEA	821	18.8%	691	16.4%	702	19.0%
Europe	1,775	40.6%	1,732	41.1%	1,734	46.9%
North America	1,587	36.3%	1,451	34.4%	849	23.0%
	$4,372	100.0%	$4,215	100.0%	$3,695	100.0%

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations for items affecting the comparability of results and a review of our operating results.

Product Categories

Our brands span five product categories:
•Biscuits (including cookies, crackers and salted snacks)
•Chocolate
•Gum & candy
•Beverages
•Cheese & grocery

During 2020, our segments contributed to our net revenues in the following product categories:

	Percentage of 2020 Net Revenues by Product Category
Segment	Biscuits	Chocolate	Gum & Candy	Beverages	Cheese & Grocery	Total
Latin America	2.5%	2.3%	1.8%	1.5%	1.2%	9.3%
AMEA	7.7%	7.6%	2.6%	2.0%	1.7%	21.6%
Europe	11.4%	19.9%	2.3%	0.4%	4.4%	38.4%
North America	26.4%	1.0%	3.3%	—%	—%	30.7%
	48.0%	30.8%	10.0%	3.9%	7.3%	100.0%

Within our product categories, classes of products that contributed 10% or more to consolidated net revenues were:

	For the Years Ended December 31,
	2020	2019	2018
Biscuits - Cookies and crackers	39%	37%	36%
Chocolate - Tablets, bars and other	31%	32%	32%

Seasonality

Demand for our products is generally balanced over the second and third quarters of the year and increases in the first and fourth quarters primarily because of holidays and other seasonal events. Depending on the timing of Easter, the holiday sales may shift between and affect net revenue in the first and second quarter.

Customers

We generally sell our products to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. No single customer accounted for 10% or more of our net revenues from continuing operations in 2020. Our five largest customers accounted for 17.5% and our ten largest customers accounted for 24.0% of net revenues from continuing operations in 2020. For a discussion of long-term demographics, consumer trends and demand, refer to our Financial Outlook within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Distribution and Marketing

We distribute our products through direct store delivery, company-owned and satellite warehouses, distribution centers and other facilities. We use the services of independent sales offices and agents in some of our international locations. Through our global e-commerce organization and capabilities, we pursue online growth with partners in key markets around the world, including both pure e-tailers and omni-channel retailers. We continue to invest in both talent and digital capabilities. Our e-commerce channel strategies play a critical role in our ambition to be the global leader in snacking.

We conduct marketing efforts through three principal sets of activities: (i) consumer marketing and advertising including digital and social media, on-air, print, outdoor and other product promotions; (ii) consumer sales incentives such as coupons and rebates; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Research, Development and Innovation

Our innovation and new product development objectives include continuous improvement in food safety and quality, growth through new products, superior consumer satisfaction and reduced production costs. Our innovation efforts focus on anticipating consumer demands and adapting quickly to changing market trends. Mindful snacking and sustainability are a significant focus of our current research and development initiatives. Our initiatives aim to accelerate our growth and margin dollars by addressing consumer needs and market trends and leveraging scalable innovation platforms, sustainability programs and initiatives as well as breakthrough technologies. We are focusing our technical research and development resources at 12 innovation technical centers around the globe to drive growth, creativity, greater effectiveness, improved efficiency and accelerated project delivery.

Competition

We face competition in all aspects of our business. Competitors include large multinational as well as numerous local and regional companies. Some competitors have different profit objectives and investment time horizons than we do and therefore may approach pricing and promotional decisions differently. We compete based on product quality, brand recognition and loyalty, service, product innovation, taste, convenience, nutritional value, the ability to identify and satisfy consumer preferences, effectiveness of digital and other sales and marketing, routes to market and distribution networks, promotional activity and price. Growing our market share or introducing a new product requires substantial research, development, advertising and promotional expenditures. We believe these investments lead to better products and stronger brands for the consumer and support our growth and market position.

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

Due to factors noted above, the costs of our principal raw materials can fluctuate. At this time, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. However, we continue to monitor the long-term impacts of climate change and related factors that could affect the availability or cost of raw materials, packaging and energy. For additional information on our commodity costs, refer to the Commodity Trends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations. For information on our ongoing sustainability efforts and programs, refer to Sustainability and Mindful Snacking below.

Human Capital Resources

We believe the strength of our workforce is one of the significant contributors to our success as a global company that leads with purpose. All our employees contribute to our success and are instrumental in driving strong financial performance. Attracting, developing and retaining the best talent globally with the right skills to drive our success is central to our long-term growth strategy. At the end of 2020, our workforce consisted of approximately 79,000, compared to approximately 80,000 at the end of 2019. At December 31, 2020, we had approximately 12,000 U.S. employees and approximately 67,000 employees outside the United States, with employees represented by labor unions or workers’ councils representing approximately 26% of our U.S. employees and approximately 63% of our employees outside the United States.

COVID-19 Response: We have been actively responding to the COVID-19 pandemic and its impact globally. Our highest priorities continue to be the safety of our employees and working with our employees and network of suppliers and customers to help maintain the global food supply chain. For more information on our COVID-19 workplace and community response, see our COVID-19 disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Workplace Safety: The health, well-being and safety of our employees, customers and communities is our highest priority. Every day we strive to make all our employees, contractors and visitors feel safe. We foster safety leadership throughout the organization as part of our comprehensive health, safety and environment management. Through ongoing communications, capability building, defined standards and safety measures, we strive to improve our safety performance each year.

Total Rewards: We are committed to equal pay for equal work, regardless of gender, race, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors such as an employee’s role and experience, job location and performance. We also regularly review our compensation practices to promote fair and equitable pay.

With the support of an independent third-party expert in this field, we have conducted global total target cash (“TTC”) pay equity reviews for salaried employees comparing employees in the same pay grade within a country/area. Our last global analysis was in 2019 and encompassed 65 countries and over 32,000 employees. At the enterprise-wide level, our pay gap between male and female employees was less than 1% and decreasing through pay adjustments for employees identified during the review. In the United States, we also review TTC for salaried employees in the same pay grade by race/ethnicity (Asian, Black and Hispanic). The 2020 independent analysis found no systemic issues and no negative pay gap between non-white and white employees.

To foster a stronger sense of ownership and align the interests of employees with shareholders, we grant deferred stock units to eligible non-executive employees under our stock incentive program. Furthermore, to promote overall employee health and well-being, we provide access to medical and welfare benefits and offer programs to employees that support work-life balance as well as financial, physical and mental health resources. We also provide paid maternity and paternity time off for biological and adoptive parents.

We continue to evolve our programs to meet our employees’ health and wellness needs, which we believe is essential to attract and retain employees.

Diversity & Inclusion: We seek to create and sustain an inclusive and safe workplace for all of our employees. We want to reflect the diversity of our consumers and maximize the power and potential of our employees around the world to deliver stronger business performance. At the end of 2020, women held 38% of global management roles (defined as Associate Director and above) and 34% of executive leadership roles (defined as the management leadership team plus one level below). In September 2020, we announced our goal to double Black representation in our U.S. management team by 2024. For our U.S. leadership, Black employees held 3.2% of management roles (defined as Associate Director and above) at the end of 2020.

As a global employer, we recognize and value differences and are championing diversity and inclusion (“D&I”) around the world. We are creating local and global opportunities to further racial equity and economic empowerment by expanding our D&I initiatives across three key areas: colleagues, culture and communities. These opportunities include mobilizing our consumer-facing brands and leveraging our partnerships with agencies and advertising platforms to drive change, equity and inclusion. To further reinforce our commitment to D&I, we have included specific D&I metrics as a part of our strategic scorecard within our annual incentive plan for the CEO and other senior leaders. The scorecard is used consistently across the Company at both the corporate and region level and is linked directly to the three pillars of our strategy – growth, execution and culture.

Talent Management: Maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and people teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by reviewing strategic positions regularly and identifying potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We commit to investing in our employees through training and development programs, on the job experiences, coaching, as well as tuition reimbursement for a majority of our employees in the United States to promote continued professional growth. Additionally, we understand the importance of maintaining competitive compensation, benefits and appropriate training that provides growth, developmental opportunities and multiple career paths within the Company.

Employee Engagement: We conduct confidential engagement surveys of our global workforce that are administered and analyzed by an independent third-party. Aggregate survey results are reviewed by executive officers and the Board of Directors. We create action plans at global, business unit and functional levels as well as for individual managers with direct reports who participate in the survey. By acting on results both at an aggregate enterprise level and a department/business/work group level, and by analyzing our scores compared to both global and internal benchmarks, we have been able to enhance our culture and improve our overall engagement levels.

High impact initiatives including flexible working and proactive support to our people throughout the pandemic have been and will continue to be important drivers of engagement. We also have focused capability building initiatives on agile ways of working and streamlining decision making processes to drive engagement. We are building a winning growth culture that more effectively leverages local commercial expertise and invests in talent and key capabilities. This enables the Company to move with greater speed and agility.

For additional detail on D&I, our workplace safety practices and measurements and workplace wellness, please see our 2020 Snacking Made Right report, which will be published on our website in May 2021.

Sustainability and Mindful Snacking

By living our purpose to empower people to snack right, we believe we can continue to have a positive impact on the lives of our consumers and the world around us. Our mindful snacking strategy aims to encourage consumers to snack with moderation through portion control offerings and labeling, and we continue to evolve our portfolio to meet consumers’ needs. We have been focused on sustainability for many years and we continue to enhance our sustainability goals and reporting.

In May 2020, we issued our 2019 Snacking Made Right report, which includes expanded reporting on environmental, social and governance (“ESG”) topics and highlights our progress toward our sustainability and nutrition-related goals. We also released an ESG disclosure data sheet that outlines our alignment with the

Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-related Financial Disclosures (“TCFD”) reporting frameworks.

We also participate in the CDP Climate and Water annual disclosure survey and continue to work to reduce our carbon and water footprints. We are committed to continue this and other related work in the areas of sustainable resources and agriculture, mindful snacking, nutrition, community partnerships and safety of our products and people.

Our 2025 sustainability and mindful snacking goals include:
•Minimizing food waste, end-to-end CO2 emissions and priority water usage by 2025
•Designing all packaging to be recyclable by 2025 to further reduce our environmental footprint
•Scaling our Cocoa Life sustainability program so that by 2025, Cocoa Life will produce 100% of the cocoa volume we require for our chocolate brands
•Growing portion control products to 20 percent of snacks net revenue by 2025
•Including portion amounts and mindful snacking information on all packages globally by 2025

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

We have been recognized for our ongoing economic, environmental and social contributions. Each year since we created Mondelēz International in 2012 we have been listed on the Dow Jones Sustainability Index (“DJSI”) – World and North American Indices. The DJSI selects the top 10% of global companies and top 20% of North American companies based on an extensive review of financial and sustainability programs within each industry. We are at the 97th percentile of our industry according to the latest DJSI report.

Intellectual Property

Our intellectual property rights (including trademarks, patents, copyrights, registered designs, proprietary trade secrets, recipes, technology and know-how) are material to our business.

We own numerous trademarks and patents in many countries around the world. Depending on the country, trademarks remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are renewable for fixed terms. We also have patents for a number of current and potential products. Our patents cover inventions ranging from packaging techniques to processes relating to specific products and to the products themselves. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. While our patent portfolio is material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business.

From time to time, we grant third parties licenses to use one or more of our trademarks, patents and/or proprietary trade secrets in connection with the manufacture, sale or distribution of third-party products. Similarly, we sell some products under brands, patents and/or proprietary trade secrets we license from third parties. In our agreement with Kraft Foods Group, Inc. (which is now part of The Kraft Heinz Company), we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions following the spin-off of our North American grocery business.

Regulation

Our food products and ingredients are subject to local, national and multinational regulations related to labeling, health and nutrition claims, packaging, pricing, marketing and advertising, data privacy and related areas. In addition, various jurisdictions regulate our operations by licensing and inspecting our manufacturing plants and facilities, enforcing standards for select food products, grading food products, and regulating trade practices related to the sale and pricing of our food products. Many of the food commodities we use in our operations are subject to government agricultural policy and intervention. These policies have substantial effects on prices and supplies and are subject to periodic governmental and administrative review. In addition, increased attention to environmental and social issues in industry supply chains has led to developing different types of regulation in many countries. The lack of a harmonized approach can lead to uneven scrutiny or enforcement, which can impact our operations.

Examples of laws and regulations that affect our business include workplace safety regulations; selective food taxes; labeling requirements such as front-of-pack labeling based on nutrient profiles; sales or media and marketing restrictions such as those on promotions or advertising products with specified nutrient profiles on certain channels or platforms or during certain hours of the day; sanctions on sales or sourcing of raw materials; potential withdrawal of cross-border trade concessions as retaliation or imposition of new border barriers for other reasons; changes in the corporate tax policies of the United States and other countries; and packaging taxes. In addition, at least 25 countries in the European Union have implemented extended producer responsibility (“EPR”) policies as part of national packaging waste policies that make manufacturers responsible for the cost of recycling food and beverage packaging after consumers use it. These range from mandatory regulations to voluntary agreements between government and industry to voluntary industry initiatives. EPR policies are also being contemplated in other jurisdictions around the world, including certain states in the United States.

Throughout the countries in which we do business, we are subject to local, national and multinational environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. We are also subject to legislation designed to reduce emissions from greenhouse gases, and many countries are considering introducing carbon taxes that could increase our production costs or those of our suppliers.

We continue to monitor developments in laws and regulations. Also refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for additional information on government regulations and currency-related impacts on our operations in the United Kingdom, Argentina and other countries.

Information about our Executive Officers

The following are our executive officers as of February 5, 2021:

Name	Age	Title
Dirk Van de Put	60	Chief Executive Officer
Luca Zaramella	51	Executive Vice President and Chief Financial Officer
Paulette Alviti	50	Executive Vice President and Chief People Officer
Maurizio Brusadelli	52	Executive Vice President and President, Asia Pacific, Middle East and Africa
Vinzenz P. Gruber	55	Executive Vice President and President, Europe
Robin S. Hargrove	55	Executive Vice President, Research, Development and Quality
Sandra MacQuillan	54	Executive Vice President and Chief Supply Chain Officer
Gerhard W. Pleuhs	64	Executive Vice President, Corporate & Legal Affairs and General Counsel (retiring April 2021)
Laura Stein	59	Executive Vice President, General Counsel, Corporate & Legal Affairs
Gustavo C. Valle	56	Executive Vice President and President, Latin America
Henry Glendon (Glen) Walter IV	52	Executive Vice President and President, North America

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
Ms. Alviti became Executive Vice President and Chief Human Resources Officer (now Executive Vice President and Chief People Officer) in June 2018. Before joining Mondelēz International, Ms. Alviti served as Senior Vice President and Chief Human Resources Officer of Foot Locker, Inc., a leading global retailer of athletically inspired shoes and apparel, from June 2013 to May 2018. Prior to that, Ms. Alviti spent 17 years at PepsiCo, Inc., a global snack and beverage company, in various leadership roles, including Senior Vice President and Chief Human Resources Officer Asia, Middle East, Africa.

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

Mr. Gruber became Executive Vice President and President, Europe in January 2019. He previously served as President, Western Europe from October 2016 to December 2018 and President, Chocolate, Europe from August 2011 to September 2016. Mr. Gruber was formerly employed by Mondelēz International, in various capacities, from 1989 until 2000 and resumed his employment in September 2007.
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

Mr. Pleuhs became Executive Vice President and General Counsel in April 2012 and as of May 2019 serves as Executive Vice President, Corporate & Legal Affairs and General Counsel. In this role, Mr. Pleuhs oversees the legal, compliance, security, corporate and governance affairs functions within Mondelēz International. He has served in various positions of increasing responsibility since joining Mondelēz International in 1990. Mr. Pleuhs has a law degree from the University of Kiel, Germany and is licensed to practice law in Germany and admitted as house counsel in Illinois. Mr. Pleuhs will retire from Mondelēz International in April 2021.

Ms. Stein became Executive Vice President, General Counsel, Corporate & Legal Affairs on January 11, 2021. Before joining Mondelēz International, Ms. Stein spent 15 years at The Clorox Company, a multinational manufacturer and marketer of consumer and professional products, most recently as Executive Vice President – General Counsel and Corporate Affairs from February 2016 to December 2020. She also served as Executive Vice President – General Counsel from February 2015 to February 2016 and as Senior Vice President – General Counsel from January 2005 to February 2015.

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

Ethics and Governance

We adopted the Mondelēz International Code of Conduct, which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is available free of charge on our web site at www.mondelezinternational.com/investors/corporate-governance and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, Mondelēz International, Inc., 905 West Fulton Market, Suite 200, Chicago, IL 60607. We will disclose any waiver we grant to an executive officer or director under our code of ethics, or certain amendments to the code of ethics, on our web site at www.mondelezinternational.com/investors/corporate-governance.

In addition, we adopted Corporate Governance Guidelines, charters for each of the Board’s four standing committees and the Code of Business Conduct and Ethics for Non-Employee Directors. All of these materials are available on our web site at www.mondelezinternational.com/investors/corporate-governance and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, Mondelēz International, Inc., 905 West Fulton Market, Suite 200, Chicago, IL 60607.

Available Information

Our Internet address is www.mondelezinternational.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge as soon as possible after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). You can access our filings with the SEC by visiting www.sec.gov or our website: ir.mondelezinternational.com/sec-filings. The information on our web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

Strategic and Operational Risks

Global or regional health pandemics or epidemics, including COVID-19, could negatively impact our business operations, financial performance and results of operations.

Our business and financial results could be negatively impacted by the outbreak of COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. In 2020, COVID-19 significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways, including but not limited to those outlined below:

•The COVID-19 outbreak has resulted and could continue to result in lower revenues in some of our emerging market countries that have a higher concentration of traditional trade outlets (such as small family-run stores), as well as in our travel retail (such as international duty-free stores) and foodservice businesses. We are unable to predict how long these trends will continue or whether they will worsen.
•In addition, sales of some of our products for in-home consumption in some markets and channels, such as the United States and some European markets and modern trade, increased in 2020. We are unable to predict how long this sustained demand will last or how significant it will be.
•The COVID-19 outbreak has disrupted and could materially disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, or our co-manufacturers or distributors. The outbreak has also necessitated increased expenditures to secure the safety and effectiveness of our personnel and operations. Disruptions or our failure to effectively respond to them could increase product or distribution costs or cause delays in delivering or an inability to deliver products to our customers. For example, we experienced temporary disruptions in operations in some of our emerging markets such as India and Nigeria in the first half of 2020.
•Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our objective to reduce our operating cost structure in both our supply chain and overhead costs through our Simplify to Grow Program.
•Illness, travel restrictions, absenteeism or other workforce disruptions have affected and could materially negatively affect our supply chain, manufacturing, distribution or other business processes.
•Government or regulatory responses to pandemics could negatively impact our business. Mandatory lockdowns or other restrictions on operations in some countries temporarily disrupted our ability to distribute our products in some markets. Continuation or expansion of these disruptions could materially adversely impact our operations and results.
•Commodity costs have become more volatile due to the COVID-19 outbreak. We expect continued commodity cost volatility, and our commodity hedging activities cannot fully offset this volatility.
•Initially during the COVID-19 outbreak, the U.S. dollar appreciated materially against other currencies in the countries in which we operate, resulting in currency translation losses. If the U.S. dollar were to appreciate again against some or all of those same currencies, the resulting currency translation losses, along with currency transaction losses, could adversely affect our reported results of operations and financial condition.
•The COVID-19 outbreak initially increased volatility and pricing in the capital markets and commercial paper markets, and volatility may increase again as COVID-19 evolves. We might not be able to continue to access preferred sources of liquidity when we would like or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts.

These and other impacts of the COVID-19 or other global or regional health pandemics or epidemics could have the effect of heightening many of the other risks described in the risk factors below, including but not limited to those relating to our reputation, brands, consumer preferences, supply chain, product sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of the COVID-19 and other outbreaks and actions taken by parties other than us to respond to them. Any of these disruptions could have a negative impact on our business operations, financial performance and results of operations, which impact could be material. Additionally, COVID-19 may also materially adversely affect our operating results and financial position in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

We operate in a highly competitive industry and we face risks related to the execution of our strategy and our timely response to channel shifts and pricing and other competitive pressures.

The food and snacking industry is highly competitive. Our principal competitors include food, snack and beverage companies that operate in multiple geographic areas and numerous local and regional companies. Failure to effectively respond to challenges from our competitors could adversely affect our business.

Competitor and customer pressures require that we timely and effectively respond to changes in distribution channels and technological developments that may require changes in our prices. These pressures could affect our ability to increase prices in response to commodity and other cost increases. Failure to effectively and timely assess new or developing trends, technological advancements or changes in distribution methods and set proper pricing or effective trade incentives will negatively impact our operating results, achievement of our strategic and financial goals and our ability to capitalize on new revenue or value-producing opportunities. The rapid growth of some channels, in particular in e-commerce which has expanded significantly following the outbreak of COVID-19, may impact our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. We may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to protect or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our e-commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts, which could materially and adversely affect our product sales, financial condition, results of operations and cash flows. These new distribution channels as well as growing opportunities to utilize external manufacturers lower barriers to entry and allow smaller competitors to more effectively gain market share. Additionally, if we reduce prices but cannot increase sales volumes, or our labor or other costs increase but we cannot increase prices to offset those changes, our financial condition and results of operations will suffer.

During 2020, we continued to operate under our strategy, which focuses on accelerating consumer-centric and volume-driven growth, operational excellence driven by cost discipline and continuous operational improvement including in areas like sales execution, and building a winning growth culture with a “local first” commercial approach. Failure to achieve these objectives or effectively operate under our strategy in a way that minimizes disruptions to our business could materially and adversely affect our financial condition, results of operations and cash flows.

Promoting and protecting our reputation and brand image and health is essential to our business success.

Our success depends on our ability to maintain and enhance our brands, expand to new geographies and new distribution platforms, including e-commerce, and evolve our portfolio with new product offerings that meet consumer expectations.

We seek to strengthen our brands through investments in our product quality, product renovation, innovation and marketing investments, including consumer-relevant advertising, digital transformation and consumer promotions. Failure to effectively address the continuing global focus on consumer-centric well-being, including changing consumer acceptance of certain ingredients, nutritional expectations of our products, and the sustainability of our ingredients, our supply chain and our packaging could adversely affect our brands. Increased negative attention from the media, governments, shareholders and other stakeholders in these areas as well as on the role of food marketing and other environmental, social or governance practices could adversely affect our brand image. Undue caution or inaction on our part in addressing these challenges and trends could weaken our competitive position. Such pressures could also lead to stricter regulations, industry self-regulation that is unevenly adopted among companies, and increased focus on food and snacking marketing practices. Increasing legal or regulatory restrictions on our labeling, advertising and consumer promotions, such as age-based restrictions on sales of products with certain nutritional profiles enacted in some states in Mexico and other restrictions being considered in the United Kingdom, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity, regulatory developments or legal action against us, our employees or our licensees related to product quality and safety, where and how we manufacture our products, environmental risks, human and workplace rights across our supply chain, or antitrust, anti-bribery and anti-corruption compliance could damage our reputation and brand health. Such actions could undermine our customers’ and shareholders’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations. Our product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations, could also subject us to negative publicity.

In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on established and emerging social media and online platforms, digital and mobile dissemination of marketing and advertising campaigns, targeted marketing and the increasing accessibility and speed of dissemination of information. A variety of legal and regulatory restrictions limit how and to whom we market our products. These restrictions may limit our brand renovation, innovation, marketing and promotion plans, particularly as social media and the communications environment continue to evolve. Negative posts or comments about Mondelēz International, our brands or our employees on social media or web sites (whether factual or not) or security breaches related to use of our social media accounts and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. Our brands may be associated with or appear alongside harmful content before these platforms or our own social media monitoring can detect this risk to our brand health. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brands, our marketing efforts might not achieve desired results and we might be required to recognize impairment charges on our brands or related intangible assets or goodwill. Furthermore, third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. When consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. Failure to successfully maintain and enhance our reputation and brand health could materially and adversely affect our company and product brands as well as our product sales, financial condition, results of operations and cash flows.

We must correctly predict, identify and interpret changes in consumer preferences and demand and offer new and improved products that meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify and interpret the tastes, dietary habits, packaging, sales channel and other preferences of consumers around the world and to offer products that appeal to these preferences in the places and ways consumers want to shop. There may be further shifts in the relative size of shopping channels in addition to the increasing role of e-commerce for consumers. Our success relies upon managing this complexity to promote and bring our products to consumers effectively. Moreover, weak economic conditions, recession, equity market volatility or other factors, such as global or local pandemics and severe or unusual weather events, affect consumer preferences and demand, such as the increased demand for biscuits and decreased demand for gum since the start of the COVID-19 pandemic. Failure to offer products that appeal to consumers or to correctly judge consumer demand for our products will impact our ability to meet our growth targets, and our sales and market share could decrease and our profitability could suffer.

We must distinguish between short-term fads and trends and long-term changes in consumer preferences. When we do not accurately predict which shifts in consumer preferences or category trends will be long-term or fail to introduce new and improved products to satisfy changing preferences, our sales can be adversely affected. In addition, because of our varied and geographically diverse consumer base, we must be responsive to local consumer needs, including with respect to when and how consumers snack and their desire for premium or value offerings, provide an array of products that satisfy the broad spectrum of consumer preferences and use marketing and advertising to reach consumers at the right time with the right message. Failure to expand our product offerings successfully across product categories, rapidly develop products in faster growing and more profitable categories or reach consumers in efficient and effective ways leveraging data and analytics could cause demand for our products to decrease and our profitability to suffer.

Negative perceptions concerning the health, environmental and social implications of certain food products, ingredients, packaging materials, sourcing or production methods could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers have increasingly focused on well-being, including reducing sodium and added sugar consumption, as well as the source and authenticity of the foods they consume. Continuing to expand our well-being offerings and refining the ingredient and nutrition profiles of existing products is important to our growth, as is maintaining focus on ethical sourcing and supply chain management opportunities to address evolving consumer preferences. In addition, consumer preferences differ by region, and we must monitor and adjust our use of ingredients and other activities to respond to these regional preferences. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions or failure to satisfy consumer preferences could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations and cash flows.

We are subject to risks from operating globally.

We are a global company and generated 73.2% of our 2020 net revenues, 74.4% of our 2019 net revenues and 75.3% of our 2018 net revenues outside the United States. We manufacture and market our products in over 150 countries and have operations in approximately 80 countries. Therefore, we are subject to risks inherent in global operations. Those risks include:
•compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”);
•the imposition of increased or new tariffs, sanctions, quotas, trade barriers, price floors or similar restrictions on our sales or key commodities like cocoa, potential changes in U.S. trade programs and trade relations with other countries, or regulations, taxes or policies that might negatively affect our sales or profitability;
•compliance with antitrust and competition laws, trade laws, data privacy laws, anti-bribery laws, human rights laws and a variety of other local, national and multinational regulations and laws in multiple regimes;
•currency devaluations or fluctuations in currency values, including in developing markets such as Argentina, Brazil, China, India, Mexico, Russia, Ukraine, Turkey, Egypt, Nigeria, South Africa and Pakistan as well as in developed markets such as the United Kingdom and countries within the European Union. This includes events like applying highly inflationary accounting as we did for our Argentinean subsidiaries beginning in July 2018;
•changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product into various countries or repatriate cash from outside the United States;
•increased sovereign risk, such as default by or deterioration in the economies and credit ratings of governments, particularly in our Latin America and AMEA regions;
•changes or inconsistencies in local regulations and laws, the uncertainty of enforcement of remedies in non-U.S. jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources;
•varying abilities to enforce intellectual property and contractual rights;
•discriminatory or conflicting fiscal policies;
•greater risk of uncollectible accounts and longer collection cycles; and
•design, implementation and use of effective control environment processes across our diverse operations and employee base.

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, government shutdowns, travel or immigration restrictions, tariffs and other trade restrictions, public health risks or pandemics including COVID-19, public corruption, expropriation and other economic or political uncertainties, including inaccuracies in our assumptions about these factors, could interrupt and negatively affect our business operations or customer demand. High unemployment or the slowdown in economic growth in some markets could constrain consumer spending. Declining consumer purchasing power could result in loss of market share and adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries or the dynamics and uncertainties associated with the transition period following the United Kingdom’s exit from the European Union (“Brexit”) could have a negative effect on our business. (See below and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Outlook – Brexit for more information.)

All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition, results of operations, cash flows, and our relationships with customers, suppliers and employees in the short or long term.

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

In addition, competition in emerging markets is increasing as our competitors grow their global operations and low-cost local manufacturers improve and expand their production capacities. Our success in emerging markets is critical to achieving our growth strategy. Failure to successfully increase our business in emerging markets and manage associated political, economic and regulatory risks could adversely affect our product sales, financial condition, results of operations and cash flows.

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

Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware, including the June 2017 malware incident that affected a significant portion of our global sales, distribution and financial networks (the “malware incident”); other cybersecurity attacks; issues with or errors in systems’ maintenance or security; power outages; hardware or software failures; denial of service attacks; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Our use of new and emerging technologies such as cloud-based services and mobile applications continues to evolve, presenting new and additional risks in managing access to our data, relying on third-parties to manage and safeguard data, ensuring access to our systems and availability of third-party systems.

Cybersecurity breaches of our or third-party systems, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions may cause confidential information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. These risks could be magnified given the increased number of employees, contractors and others working outside of offices during the COVID-19 pandemic. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third-party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Additionally, new initiatives, such as those related to e-commerce and direct sales, that increase the amount of confidential information that we process and maintain increase our potential exposure from a cybersecurity breach. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

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

We regularly transfer data across national borders to conduct our operations, and we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Privacy and data protection laws may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”), which has greatly increased the jurisdictional reach of E.U. law and became effective in May 2018, added a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to 4% of global annual revenue for the preceding financial year in addition to potential restrictions on data transfer and processing. The California Consumer Privacy Act (“CCPA”), which became effective in January 2020, imposed new responsibilities on us for the handling, disclosure and deletion of personal information for consumers who reside in California. The CCPA permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations. In addition, the California Privacy Rights Act ballot initiative passed in November 2020 will create a new agency dedicated to data privacy that will be required to implement more stringent privacy regulations by January 1, 2023. Our efforts to comply with GDPR, CCPA and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.

We are subject to risks from unanticipated business disruptions.

We manufacture and source products and materials on a global scale. We utilize an integrated supply chain – a complex network of suppliers and material needs, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, shared service delivery centers and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, like weather (including any potential effects of climate change), natural disasters, water availability, supply and commodity shortages, terrorism, political unrest, cybersecurity breaches, generalized labor unrest, government shutdowns or health pandemics such as COVID-19 could damage or disrupt our operations or those of our suppliers, their suppliers, or our co-manufacturers or distributors. Failure to effectively prepare for and respond to disruptions in our operations, for example, by not finding alternative suppliers or replacing capacity at key or sole manufacturing or distribution locations or by not quickly repairing damage to our information, production or supply systems, can cause delays in delivering or the inability to deliver products to our customers as we experienced in connection with the malware incident, and the quality and safety of our products might be negatively affected. The occurrence of a material or extended disruption may cause us to lose our customers’ or business partners’ confidence or suffer damage to our reputation, and long-term consumer demand for our products could decline.

Some risks are difficult or impossible to insure through the insurance programs we use to transfer many of these risks, and the timing of insurance recoveries may not match the timing of our financial loss. In addition, we are subject to risk related to our own execution. This includes risk of disruption caused by operational error including fire, explosion or accidental contamination as well as our inability to achieve our strategic objectives due to capability or technology deficiencies related to our ongoing reconfiguration of our supply chain to drive efficiencies and fuel growth. Further, our ability to supply multiple markets with a streamlined manufacturing footprint may be negatively impacted by portfolio complexity, significant changes in trade policies, changes in volume produced and changes to regulatory restrictions or labor-related or other constraints on our ability to adjust production capacity in the markets in which we operate. These events could materially and adversely affect our product sales, financial condition, results of operations and cash flows.

Commodity and other input prices are volatile and may increase or decrease significantly or availability of commodities may become constrained.

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, palm and other vegetable oils, sugar and other sweeteners, flavoring agents and nuts. In addition, we purchase and use significant quantities of product packaging materials, natural gas, fuel and electricity for our factories and warehouses, and we also incur expenses in connection with the transportation and delivery of our products. Costs of raw materials, other supplies and services and energy are volatile and fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources, currency fluctuations, geopolitical conditions or conflicts, tariffs or other trade barriers, government intervention to introduce living income premiums or similar requirements such as those announced in 2019 in two of the main cocoa-growing countries, severe weather, the potential longer-term consequences of climate change on agricultural productivity, crop disease or pests, water risk, health pandemics including COVID-19, forest fires, consumer or industrial demand, and changes in governmental environmental or trade policy and regulations, alternative energy and agricultural programs. Increased government intervention and consumer or activist responses caused by increased focus on climate change, deforestation, water, plastic waste, animal welfare and human rights concerns and other risks associated with the global food system could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business. Some commodities are grown by smallholder farmers who might not be able to invest to increase productivity or adapt to changing conditions. Although we monitor our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase or changes in the types of commodities we purchase as we continue to evolve our product and packaging portfolio could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products, including increases to cover higher input, packaging and transportation costs, may result in lower sales volumes, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply or availability of key commodities and necessary services such as transportation may limit our ability to grow our net revenues and earnings. If our mitigation activities are not effective, if we are unable to price to cover increased costs or must reduce our prices, or if we are limited by supply or distribution constraints, our financial condition, results of operations and cash flows can be materially adversely affected.

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

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate, as appropriate, redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate timely and ongoing compliance with antitrust and competition laws in the United States, the European Union and other jurisdictions. Joint ventures and similar strategic alliances pose additional risks, as we share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies or resources as we do, or whose interpretation of applicable policies may differ from our own. Strategic alliances we have entered into include our investments in JDE Peet's N.V. and Keurig Dr Pepper Inc. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits. Depending on the nature of the business ventures, including whether they operate globally, these ventures could also be subject to many of the same risks we are, including political, economic, regulatory and compliance risks, currency exchange rate fluctuations, and volatility of commodity and other input prices. Either partner might fail to recognize an alliance relationship that could expose the business to higher risk or make the venture not as productive as expected.

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

Any of these risks could materially and adversely affect our business, product sales, financial condition, results of operations and cash flows.

Macroeconomic and Industry Risks

Climate change might adversely impact our supply chain or our operations.

Scientific evidence collected by the Intergovernmental Panel on Climate Change demonstrates that carbon dioxide and other greenhouse gases in the atmosphere have caused and will in the future cause changes in weather patterns around the globe. These changes are expected to increase the frequency of extreme weather events and natural disasters and affect water availability and quality. These impacts increase risks for the global food production and distribution system. Decreased agricultural productivity caused by climate change might limit the availability of the commodities we purchase and use. These include cocoa, which is a critical raw material for our chocolate and biscuit portfolios that is particularly sensitive to changes in climate, as well as other raw materials such as wheat, vegetable oils, sugar, nuts and dairy. Localized weather events such as floods, severe storms or water shortages that are partially caused or exacerbated by climate change are physical risks that might disrupt our business operations or those of our suppliers, their suppliers, or our co-manufacturers or distributors.
Concern about climate change might result in new legal and regulatory requirements to reduce or mitigate the effects of climate change. These changes could increase our operating costs for things like energy or packaging through taxes or regulations, including payments under extended producer responsibility policies. Concern about climate change might cause consumer preferences to switch away from products or ingredients considered to have high climate change impact. Furthermore, we might fail to effectively address increased attention from the media, shareholders, activists and other stakeholders on climate change and related environmental sustainability matters, including deforestation, land use, water use and packaging, including plastic. Finally, the fact that consumers are exposed to rising temperatures could affect demand for our products, such as decreased demand we have experienced for chocolate during periods when temperatures are warmer.
Taken together these risks could materially and adversely affect our ability to meet the needs of our customers, reputation, product sales, financial condition, results of operations and cash flows.

Our retail customers are consolidating, and we must leverage our value proposition in order to compete against retailer and other economy brands.

Retail customers, such as supermarkets, discounters, e-commerce merchants, warehouse clubs and food distributors in the European Union, the United States and other major markets, continue to consolidate, form buying alliances or be acquired by new entrants in the food retail market, resulting in fewer, larger customers. Large retail customers and customer alliances can delist our products or reduce the shelf space allotted to our products and demand lower pricing, increased promotional programs or longer payment terms. Retail customers might also adopt these tactics in their dealings with us in response to the significant growth in online retailing for consumer products, which is outpacing the growth of traditional retail channels and has increased further in response to the COVID-19 pandemic. The emergence of alternative online retail channels, such as direct to consumer and e-business to business, may adversely affect our relationships with our large retail and wholesale customers.

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

Failure to effectively respond to retail consolidation, increasing retail power and competition from retailer and other economy brands could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations and cash flows.

We are subject to changes in our relationships with significant customers, suppliers and distributors.

During 2020, our five largest customers accounted for 17.5% of our net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to significant customers could result in a material reduction in sales or change in the mix of products we sell to a significant customer. This could materially and adversely affect our product sales, financial condition, results of operations and cash flows.

Disputes with significant suppliers or distributors, including disputes related to pricing or performance, could adversely affect our ability to supply or deliver products to our customers or operate our business and could materially and adversely affect our product sales, financial condition and results of operations. In addition, the financial condition of our significant customers, suppliers and distributors are affected by events that are largely beyond our control such as the COVID-19 pandemic. Deterioration in the financial condition of significant customers, suppliers or distributors could materially and adversely affect our product sales, financial condition, results of operations and cash flows.

We may be unable to hire or retain and develop key personnel or a highly skilled and diverse global workforce or effectively manage changes in our workforce and respond to shifts in labor availability.

We must hire, retain and develop effective leaders and a highly skilled and diverse global workforce. We compete to hire new personnel with a variety of capabilities in the many countries in which we manufacture and market our products and then to develop and retain their skills and competencies. Unplanned or increased turnover of employees with key capabilities, failure to attract and develop personnel with key emerging capabilities such as e-commerce and digital marketing skills, or failure to develop adequate succession plans for leadership positions or to hire and retain a workforce with the skills and in the locations we need to operate and grow our business could deplete our institutional knowledge base and erode our competitiveness. We could face unforeseen challenges in the availability of labor, such as we have experienced since the outbreak of COVID-19. Changes in our operating model and business processes, including building a winning growth culture, implementing our “local first” commercial approach, utilizing our global shared services capability and reconfiguring our supply chain, could lead to operational challenges and changes in the skills we require to achieve our business goals. Failure to achieve a more diverse workforce and leadership team, compensate our employees competitively and fairly or maintain a safe and inclusive environment could affect our reputation and also result in lower performance and an inability to retain valuable employees.

We must address changes in, and that affect, our workforce and satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 63% of our 67,000 employees outside the United States and approximately 26% of our 12,000 U.S. employees. Strikes, work stoppages or other forms of labor unrest by our employees or those of our suppliers or distributors, or situations like the renegotiation of collective bargaining agreements, could cause disruptions to our supply chain, manufacturing or distribution processes. Changes in immigration laws and policies, including in connection with Brexit, or restrictions such as those imposed in connection with the COVID-19 pandemic could also make it more difficult for us to recruit or relocate skilled employees.

These risks could materially and adversely affect our reputation, ability to meet the needs of our customers, product sales, financial condition, results of operations and cash flows.

Legal and Regulatory Risks

We face risks related to complying with changes in and inconsistencies among laws and regulations in many countries in which we operate.

Our activities around the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, packaging and waste management, storage, distribution, sales, advertising, labeling and marketing, as well as intellectual property, competition, antitrust, trade, labor, tax and environmental matters, privacy, data protection, and health and safety practices. Government authorities regularly change laws and regulations as well as their interpretations of existing laws and regulations. Our failure to comply with existing laws and regulations, or to make changes necessary to comply with new or revised laws and regulations or evolving interpretations and application of existing laws and regulations, could materially and adversely affect our product sales, financial condition, results of operations and cash flows. For instance, our financial condition, results of operations and cash flows could be negatively affected by the regulatory and economic impact of changes in the corporate tax policies of the United States and other countries; trade relations among the United States and other countries, including China, Mexico and the European Union; and changes within the European Union such as Brexit.

In connection with Brexit, on December 24, 2020, the European Union and the United Kingdom reached an agreement on a new trade arrangement that became effective on January 1, 2021. Main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. so long as we meet prescribed trade terms. We will also need to meet product and labeling standards for both the U.K. and E.U. The U.K. may also set its own trade policies with countries such as the United States, Australia and New Zealand that currently do not have free trade agreements with the E.U. Cross-border trade between the U.K. and E.U. will be subject to new customs regulations, documentation and reviews. We anticipate increased shipping costs and near-term delays because of the need for ongoing customs inspections and related procedures. Our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Volatility in foreign currencies and other markets may also arise as the U.K. and E.U. work though the new trade arrangements. Once the new rules are formalized, there could be other near- or long-term negative impacts. Any disagreements on trade terms or supply chain or distribution delays or other disruptions could negatively affect our U.K. business. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Outlook – Brexit for more information.)

We may decide or be required to recall products or be subjected to product liability claims.

We could decide, or laws or regulations could require us, to recall products due to suspected or confirmed deliberate or unintentional product contamination, including contamination of ingredients we use in our products that third parties supply, spoilage or other adulteration, product mislabeling or product tampering. These risks could be heightened in light of increased pressure on our suppliers from the COVID-19 pandemic. On-site quality audits of third parties such as suppliers, external manufacturers and trademark licensees have been limited by travel restrictions and heightened safety protocols in light of COVID-19, and remote audits do not fully offset risks from the inability to conduct on-site audits. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Any of these events could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations and cash flows.

We may also suffer losses when our products or operations or those of our suppliers violate applicable laws or regulations, or when our or our suppliers’ products cause injury, illness or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability claim or other legal judgment against us, a related regulatory enforcement action, a widespread product recall or attempts to manipulate us based on threats related to the safety of our products could materially and adversely affect our reputation and profitability. Moreover, even if a product liability, consumer fraud or other claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our reputation, brands, product sales, product inventory, financial condition, results of operations and cash flows, and we could incur significant expense responding to such a claim.

We face risks related to legal or tax claims or other regulatory enforcement actions.

We are a large snack food company operating in highly regulated environments and constantly evolving legal, tax and regulatory frameworks around the world. Consequently, we are subject to greater risk of litigation, legal or tax claims or other regulatory enforcement actions. We have implemented policies and procedures designed to promote compliance with existing laws and regulations; however, there can be no assurance that we maintain effective control environment processes, including in connection with our global shared services capability. Actions by our employees, contractors or agents in violation of our policies and procedures could lead to violations, unintentional or otherwise, of laws and regulations. When litigation, legal or tax claims or regulatory enforcement actions arise out of our failure or alleged failure to comply with applicable laws, regulations or controls, we could be subject to civil and criminal penalties that could materially and adversely affect our reputation, product sales, financial condition, results of operations and cash flows. Even if a claim is unsuccessful, without merit or not pursued to completion, the cost of responding to such a claim, including expenses and management time, could adversely affect us. Furthermore, as a result of the COVID-19 pandemic, there may be investigations, legal claims or litigation against us relating to our actions or decisions in response to the pandemic.

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

We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, copyrights, registered designs, proprietary trade secrets, recipes, technology, know-how and licensing agreements, to be a significant and valuable part of our business. We attempt to protect our intellectual property rights by taking advantage of a combination of patent, trademark, copyright and trade secret laws in various countries, as well as licensing agreements, third-party nondisclosure and assignment agreements and policing of third-party misuses and infringement of our intellectual property. Our failure to obtain or adequately protect our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business and financial condition.

We may be unaware of potential third-party claims of intellectual property infringement relating to our technology, brands or products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert management’s and other key personnel’s attention from our business operations. Third-party claims of intellectual property infringement might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products, which could include removal of existing products from sale. Any of these occurrences could materially and adversely affect our reputation, brand health, ability to introduce new products or improve the quality of existing products, product sales, financial condition, results of operations and cash flows.

Financial Risks

We face risks related to tax matters, including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes.

In December 2017, the United States enacted tax reform legislation (“U.S. tax reform”). The legislation implements many new U.S. domestic and international tax provisions. The Internal Revenue Service (“IRS”), the U.S. Treasury Department and numerous state governments issued additional guidance during 2018, 2019 and 2020. We have factored the original 2017 legislation as well as the additional guidance into our 2017 through 2020 financial results of operations as applicable. As of January 2021, there is a new president of the United States, and his campaign included proposed changes to U.S. tax legislation. Adoption of new U.S. tax rules could have a material adverse effect on us.

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

We are also subject to tax audits by governmental authorities. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liabilities, including interest and penalties. Unexpected results from one or more such tax audits could significantly adversely affect our income tax provision, results of operations and cash flows.

We are subject to currency exchange rate fluctuations.

At December 31, 2020, we sold our products in over 150 countries and had operations in approximately 80 countries. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and to pay dividends to our shareholders. In addition, movements in currency exchange rates affect transaction costs because we source product ingredients from various countries. Our efforts to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, may not be successful. We hedge a number of risks including exposures to foreign exchange rate movements and volatility of interest rates that could impact our future borrowing costs. Hedging of these risks could potentially subject us to counter-party credit risk. In addition, local economies, monetary policies and currency hedging availability affect our ability to hedge against currency-related economic losses. We might not be able to successfully mitigate our exposure to currency risks due to factors such as continued global and local market volatility, actions by foreign governments, political uncertainty, inflation and limited hedging opportunities. Accordingly, changes in the currency exchange rates that we use to translate our results into U.S. dollars for financial reporting purposes or for transactions involving multiple currencies could materially and adversely affect future demand for our products, our financial condition, results of operations and cash flows, and our relationships with customers, suppliers and employees in the short or long-term.

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

We sponsor defined benefit pension plans for a number of our employees throughout the world and also contribute to other employees’ pensions under defined benefit plans that we do not sponsor. At the end of 2020, the projected benefit obligation of the defined benefit pension plans we sponsor was $13.5 billion and plan assets were $12.9 billion.

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

We also participate in multiemployer pension plans for certain U.S. union-represented employees. As a participating employer under multiemployer pension plans, we may owe more than the contributions we are required to make under the applicable collective bargaining agreements. For example, if we partially or completely withdraw from a multiemployer pension plan, we may be required to pay a partial or complete withdrawal liability, such as the withdrawal liability we are paying in connection with our complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund in 2018. This kind of withdrawal liability will generally increase if there is also a mass withdrawal of other participating employers or if the plan terminates. See Note 11, Benefit Plans, to the consolidated financial statements for more information on our multiemployer pension plans.

A significant increase in our pension benefit obligations or funding requirements could curtail our ability to invest in the business and adversely affect our financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On December 31, 2020, we had approximately 133 manufacturing and processing facilities in 45 countries and 111 distribution centers and depots worldwide that we owned or leased. During 2020, the number of manufacturing facilities increased by 7 and the number of distribution facilities increased by 1 due in part to our acquisition of Give & Go in 2020. In addition to our owned or leased properties, we also utilize a highly distributed network of warehouses and distribution centers that are owned or leased by third party logistics partners, contract manufacturers, co-packers or other strategic partners. We believe we have or will add sufficient capacity to meet our planned operating needs. It is our practice to maintain all of our plants and other facilities in good condition.

	As of December 31, 2020
	Number of Manufacturing Facilities	Number of Distribution Facilities
Latin America (1)	12	12
AMEA	43	31
Europe	55	8
North America	23	60
Total	133	111

Owned	116	14
Leased	17	97
Total	133	111

(1)Excludes our deconsolidated Venezuela operations. Refer to Note 1, Summary of Significant Accounting Policies, for more information.

Item 3. Legal Proceedings.

Information regarding legal proceedings is available in Note 14, Commitments and Contingencies, to the consolidated financial statements in this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are proud members of the Standard and Poor's 500 and Nasdaq 100. Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “MDLZ.” At January 29, 2021, there were 43,367 holders of record of our Common Stock.

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

As of December 31,	Mondelēz International	S&P 500	Performance Peer Group
2015	$100.00	$100.00	$100.00
2016	100.57	111.96	104.70
2017	98.98	136.40	121.55
2018	94.75	130.42	114.36
2019	133.06	171.49	145.00
2020	144.48	203.04	158.62

The Mondelēz International performance peer group consists of the following companies considered our market competitors or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Danone S.A., General Mills, Inc., The Hershey Company, Kellogg Company, The Kraft Heinz Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company and Unilever PLC. The Kraft Heinz Company performance history is included for 2016 through 2020 only as the company was formed in 2015.

Issuer Purchases of Equity Securities
Our stock repurchase activity for each of the three months in the quarter ended December 31, 2020 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2020	60,320	$57.57	—	$2,450
November 1-30, 2020	5,488,346	57.92	5,454,165	2,138
December 1-31, 2020	6,704,171	57.90	6,699,294	5,750
For the Quarter Ended December 31, 2020	12,252,837	57.71	12,153,459

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock units that vested, totaling 60,320 shares, 34,181 shares and 4,877 shares for the fiscal months of October, November and December 2020, respectively.

(2)Dollar values stated in millions. Our Board of Directors has authorized the repurchase of $23.7 billion of our Common Stock through December 31, 2023. Authorizations to increase and extend the program duration included: $4.0 billion on December 2, 2020, $6.0 billion on January 31, 2018, $6.0 billion on July 29, 2015, $1.7 billion on December 3, 2013, $6.0 billion on August 6, 2013 (cumulatively including amounts authorized on March 12, 2013) and the lesser of 40 million shares and $1.2 billion on March 12, 2013. Since the program inception on March 12, 2013 through December 31, 2020, we have repurchased $17.9 billion, and as of December 31, 2020, we had $5.8 billion share repurchase authorization remaining. See related information in Note 13, Capital Stock and in Management's Discussion and Analysis of Financial Condition and Results of Operations – Equity and Dividends.

Item 6.   Selected Financial Data

Mondelēz International, Inc.
Selected Financial Data – Five Year Review (1)

	2020	2019	2018	2017	2016
	(in millions, except per share and employee data)
Continuing Operations (2)
Net revenues	$26,581	$25,868	$25,938	$25,896	$25,923
Earnings from continuing operations, net of taxes	3,569	3,944	3,331	2,813	1,683
Net earnings attributable to Mondelēz International	3,555	3,929	3,317	2,799	1,673
Per share, basic	2.48	2.72	2.25	1.85	1.08
Per share, diluted	2.47	2.69	2.23	1.83	1.06
Cash Flow and Financial Position (3)
Net cash provided by operating activities	3,964	3,965	3,948	2,593	2,838
Capital expenditures	863	925	1,095	1,014	1,224
Property, plant and equipment, net	9,026	8,733	8,482	8,677	8,229
Total assets	67,810	64,515	62,618	62,907	61,460
Long-term debt	17,276	14,207	12,532	12,972	13,217
Total Mondelēz International shareholders’ equity	$27,578	$27,241	$25,526	$25,945	$25,096
Shares outstanding at year end (4)	1,419	1,435	1,451	1,488	1,528
Per Share and Other Data
Book value per shares outstanding	$19.43	$18.98	$17.59	$17.44	$16.42
Dividends declared per share (5)	$1.20	$1.09	$0.96	$0.82	$0.72
Common Stock closing price at year end	$58.47	$55.08	$40.03	$42.80	$44.33
Number of employees	79,000	80,000	80,000	83,000	90,000

(1)The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and Annual Reports on Form 10-K for earlier periods. During 2020, we moved to a quarter lag for recording Jacobs Douwe Egberts ("JDE") and JDE Peet's N.V. ("JDE Peet's") results and we recast all prior periods since the inception of our investment in JDE in 2015 on the same quarter lag basis. Please see Note 7, Equity Method Investments, for more information. During 2018, we adopted the new revenue recognition accounting standard update, and it did not have a material impact on any reported periods. During 2019, we adopted the new lease accounting standard and related updates. Please also refer to our previously filed Annual Reports on Form 10-K for additional information. A significant portion of our business is exposed to currency exchange rate fluctuation as a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of operating results on a constant currency basis where noted.
(2)Significant items impacting the comparability of our results from continuing operations include: the Simplify to Grow Program; costs associated with JDE Peet's transaction in 2020, gain/loss on equity method investment transactions in 2016-2020; other divestitures and sales of property in 2016-2020; acquisitions in 2016 and 2018-2020; losses on debt extinguishment in 2016-2018 and 2020; debt tender offers completed in 2016, 2018 and 2020; the remeasurement of net monetary position in Argentina in 2018-2020; impairment charges related to intangible assets in 2016-2020; losses or gains related to interest rate swaps in 2016 and 2018-2020; impacts from the resolution of tax matters in 2017-2018; impacts from pension participation changes in 2018-2020; CEO transition remuneration in 2017-2019; malware incident incremental expenses in 2017; and our provision for income taxes in all years, including the U.S. tax reform discrete net tax benefits or expenses in primarily 2017-2018 and Swiss tax reform net impacts in 2019. Please refer to Note 1, Summary of Significant Accounting Policies; Note 2, Acquisitions and Divestitures; Note 5, Leases; Note 6, Goodwill and Intangible Assets; Note 7, Equity Method Investments; Note 8, Restructuring Program; Note 9, Debt and Borrowing Arrangements; Note 10, Financial Instruments; Note 11, Benefit Plans; Note 14, Commitments and Contingencies; Note 16, Income Taxes; and Note 18, Segment Reporting, and our Annual Reports on Form 10-K for earlier periods for additional information regarding items affecting comparability of our results from continuing operations.

(3)Items impacting comparability primarily relate to and acquisitions and divestitures during 2016-2020 and the Keurig and JDE coffee business transactions in 2016. Please refer to Note 2, Acquisitions and Divestitures, and our previously filed Annual Reports on Form 10-K for additional information.
(4)Refer to Note 13, Capital Stock, for additional information on our share repurchase program activity.
(5)Refer to the Equity and Dividends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations for information on our dividends.

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

Overview of Business and Strategy

We make and sell primarily snacks, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy, as well as various cheese & grocery and powdered beverage products around the world.

We aim to be the global leader in snacking. Our strategy is to drive long-term growth by focusing on three strategic priorities: accelerating consumer-centric growth, driving operational excellence and creating a winning growth culture. We believe the successful implementation of our strategic priorities and leveraging of our strong foundation of iconic global and local brands, an attractive global footprint, our market leadership in developed and emerging markets, our deep innovation, marketing and distribution capabilities, and our efficiency and sustainability efforts, will drive top- and bottom-line growth, enabling us to continue to create long-term value for our shareholders.

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

During 2020, we experienced a significant increase in demand and revenue growth in certain markets as consumers increased their food purchases for in-home consumption. Results were particularly strong in modern trade (such as large grocery supermarkets and retail chains) and e-commerce, and especially for categories such as biscuits. Other parts of our business were negatively affected by mandated lockdowns and other related restrictions including some of our emerging markets with a greater concentration of traditional trade (such as small family-run stores) as well as our world travel retail (such as international duty-free stores) and foodservice businesses. During the second quarter especially, lockdowns and other related measures or restrictions had a negative impact on emerging markets with a greater concentration of traditional trade due to store closures (particularly in our Latin America region as well as parts of our AMEA region) as well as in categories like gum and candy, which are more traditionally purchased and consumed out of home. In the second half of the year, demand grew in both developed and emerging markets as the negative impacts of COVID-19 during the second quarter subsided and a number of our key markets returned to higher growth. A sharp reduction in global travel continues to negatively impact our world travel retail business, and lower out-of-home consumption continues to negatively impact our foodservice business as well as sales of our gum and candy products. During 2020, we also experienced temporary disruptions in operations in some of our emerging markets that were not material to our consolidated results. We discuss these and other impacts of COVID-19 below.

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

•We increased our $15 million global commitment to assist those most impacted by COVID-19 to approximately $28 million to date. We have been supporting local and global organizations that are responding to food instability and providing emergency relief.

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
•We have experienced temporary disruptions in operations in some of our emerging markets. The disruptions were not material to our consolidated results for 2020. In the future, the ongoing COVID-19 outbreak could disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, or our co-manufacturers or distributors. These disruptions or our failure to effectively respond to them could increase product or distribution costs, prices and potentially affect the availability of our products.
•Our 2020 net revenue and net earnings in U.S. dollars were negatively affected by currency translation losses from a generally stronger U.S. dollar relative to other currencies in the countries in which we operate.
•During the second quarter of 2020, we incurred higher operating costs primarily for labor, customer service and logistics, security, personal protective equipment and cleaning. In the second half of 2020, our spending in these areas was significantly less but still above pre-COVID levels. We continued to incur higher costs in these areas in response to the ongoing pandemic as we worked to protect our employees and deliver our products timely and safely to our customers. Most other aspects of our global supply chain and operations did not change materially during 2020. While we have not had material disruptions to date, we do not know whether or how our supply chain or operations may be negatively affected if the pandemic persists for an extended period or worsens. As we respond to this evolving situation, we intend to continue to execute on our strategic operating plans. However, disruptions, higher operating costs or uncertainties like those noted above could result in delays or modifications to our plans and initiatives.

Our Liquidity
We believe the steps we have taken to enhance our capital structure and liquidity over the last several years and months have strengthened our ability to operate through current conditions:
•During 2019, we generated $4.0 billion of cash from operations, or $3.0 billion after deducting capital expenditures.
•During 2020, we generated $4.0 billion of cash from operations, or $3.1 billion after capital expenditures. Also, as of December 31, 2020, we had $3.6 billion of cash and cash equivalents on hand.
•During 2020, we also received cash of €350 million ($394 million) from our participation in the JDE Peet's public share offerings and $2,094 million from our participation in the KDP secondary offering and subsequent KDP share sales (see additional information below and in Note 7, Equity Method Investments).
•As a precautionary measure, in March, we also suspended our share repurchase program, which was reinstated during our fourth quarter.
•In connection with various legislatively authorized tax payment deferral mechanisms available for income tax, indirect tax (such as value-added tax) and payroll tax in a number of jurisdictions, we were able to defer certain of these tax payments, which provided a cash benefit that reverses when the payments come due. Some of these payments were made in the fourth quarter of 2020; the remainder will come due in 2021 and 2022. The benefits associated with the deferral of these tax payments were not material to our financial statements.

•Based on our current available cash and access to financing markets, we do not anticipate any issue funding our next long-term debt maturities of approximately $1.5 billion in October 2021 and approximately $0.3 billion in December 2021 and after paying approximately $0.8 billion of maturing debt in January 2021.
•We also have access to short-term and long-term financing markets and have actively utilized these markets in 2020. During the initial outbreak of COVID-19 in March, we put supplemental short-term credit facilities in place, which we have since retired in full. We also continued to utilize the commercial paper markets in the United States and Europe for flexible, low-cost, short-term financing. We also issued additional long-term debt several times in 2020 due to favorable market conditions and opportunities to shift a portion of our funding mix from short-term debt to long-term debt at a low cost. We continue to have $6.0 billion of undrawn credit facilities as well as other forms of short-term and long-term financing options available (refer to the Liquidity and Capital Resources section and Note 9, Debt and Borrowing Arrangements). We have been, and we expect to continue to be, in compliance with our debt covenants.

Our Financial Position
•We evaluated the realizability of our assets and whether there are any impairment indicators. We reviewed our receivables, inventory, right-of-use lease assets, long-lived assets, equity method and other long-term investments, deferred tax assets, goodwill and intangible assets.
•In connection with the ongoing pandemic, we identified a decline in demand for certain of our brands, primarily in the gum category, that prompted additional evaluation of our indefinite-life intangible assets during the second quarter of 2020 in addition to our annual testing in the third quarter of 2020. In connection with the testing, we concluded that eight brands were impaired and we recorded $144 million of impairment charges in 2020. While we did not identify impairment triggers for other brands, there continues to be significant uncertainty due to the pandemic. If brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. Refer to Note 6, Goodwill and Intangible Assets, for additional details on our intangible asset impairment evaluation.
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

While some of the initial impacts of the pandemic on our business moderated in the second half of 2020, the business and economic environment remains uncertain and additional impacts may arise that we cannot currently anticipate. Barring material business disruptions or other negative developments, we expect to continue to meet the demand of consumers for our snacks, food and beverage products. However, the elevated consumer demand we experienced primarily in some of our developed market countries in 2020 may not continue. We are unable to predict how long this sustained demand will last or how significant it will be. We expect the COVID-19 outbreak to result in lower revenues primarily in some of our emerging market countries that have a higher concentration of traditional trade outlets (such as small family-run stores), our gum and candy categories (which are more instant consumption in nature), as well as our world travel retail (such as international duty-free stores) and foodservice businesses. As we continue to proactively manage our business in response to the evolving impacts of the pandemic, we continue to communicate with and support our employees and customers; monitor and take steps to further safeguard our supply chain, operations, technology and assets; protect our liquidity and financial position; work toward our strategic priorities and monitor our financial performance as we seek to position the Company to withstand the current uncertainty related to this pandemic.

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

During 2019, we recognized a $23 million pre-tax gain related to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%.

On March 4, 2020, we participated in a secondary offering of KDP shares and sold approximately 6.8 million shares, which reduced our ownership interest by 0.5% to 13.1% of the total outstanding shares. We received $185 million of proceeds and recorded a pre-tax gain of $71 million (or $54 million after-tax) during the first quarter of 2020. Subsequently, on August 3, 2020, we sold approximately 14.1 million shares and on September 9, 2020, we sold approximately 12.5 million shares, which in the aggregate reduced our KDP ownership interest to 11.2% of total outstanding shares. During the third quarter of 2020, we received $777 million of proceeds and recorded pre-tax gains of $335 million (or $258 million after tax). On November 17, 2020, we sold approximately 40.0 million shares, which reduced our ownership interest by 2.8% to 8.4%. We received $1,132 million of proceeds and recorded a pre-tax gain of $459 million (or $350 million after tax) during the fourth quarter of 2020. The cash taxes associated with the KDP share sales were paid in 2020.

During the second quarter of 2020, in connection with the JDE Peet's offering of its ordinary shares, we exchanged our 26.4% ownership interest in JDE for a 26.5% equity interest in JDE Peet’s. On May 29, 2020, we participated in the JDE Peet's offering and, with the subsequent exercise of the over-allotment option, we sold a total of approximately 11.1 million shares during the second quarter of 2020, retaining a 22.9% ownership interest in JDE Peet's. We received €350 million ($394 million) of total proceeds from the sales of JDE Peet's shares and we recorded a preliminary pre-tax gain of $121 million during the second quarter of 2020. We also incurred a $261 million tax expense that is payable in 2020 and 2021. During the third quarter of 2020, we increased our preliminary gain by $10 million to $131 million. During the fourth quarter of 2020, we reduced our tax expense by $11 million to $250 million. Consistent with our accounting for KDP and in connection with JDE Peet's becoming a public company, during the second quarter of 2020, we changed our accounting principle to reflect our share of JDE historical results and JDE Peet's ongoing results on a one-quarter lag basis while we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis and to record our share of JDE Peet's ongoing results once JDE Peet's has publicly reported its results. This change was applied retrospectively to all periods presented.

For additional information, refer to Note 7, Equity Method Investments, and Note 16, Income Taxes.

Swiss and U.S. Tax Reform

On August 6, 2019, Switzerland published changes to its Federal tax law in the Official Federal Collection of Laws. On September 27, 2019, the Zurich Canton published their decision on the September 1, 2019 Zurich Canton public vote regarding the Cantonal changes associated with the Swiss Federal tax law change. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures that are hereafter referred to as “Swiss tax reform”. Based on these Federal / Cantonal events, our position is the enactment of Swiss tax reform for U.S. GAAP purposes was met as of September 30, 2019, and we recorded the impacts in the third quarter 2019. The net impact was a benefit of $767 million, which consisted of a $769 million reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes and remeasurement of our deferred tax balances, partially offset by a $2 million indirect tax impact in selling, general and administrative expenses. The ongoing impacts of these Swiss tax reform law changes became effective January 1, 2020.

On December 22, 2017, the United States enacted tax reform legislation ("U.S. tax reform") that included a broad range of business tax provisions and a one-time transition tax on accumulated foreign earnings and profits.

See Note 16, Income Taxes, for more information on our annual effective tax rates and Swiss and U.S. tax reform.

Multiemployer Pension Plan Withdrawal

In 2018, we executed a complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund (the "Fund") and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. Within selling, general and administrative expenses, we recorded a $35 million ($26 million net of tax) adjustment related to the discounted withdrawal liability. Within interest and other expense, net, we recorded accreted interest on the long-term liability of $11 million in 2020, $12 million in 2019 and $6 million in 2018. As of December 31, 2020, the remaining discounted withdrawal liability was $375 million, with $14 million recorded in other current liabilities and $361 million recorded in long-term other liabilities.

Summary of Results

•Net revenues were approximately $26.6 billion in 2020 and $25.9 billion in 2019, an increase of 2.8% in 2020 and a decrease of 0.3% in 2019. In 2020, net revenues were significantly impacted by the COVID-19 outbreak and response. In developed markets, particularly North America, demand for our products, primarily biscuits and chocolate, grew significantly as consumers increased their food purchases for in-home consumption. In some of our emerging markets, where we have a greater concentration of traditional trade, as well as in our gum and candy, world travel retail and foodservice businesses, where we sell products that are typically consumed away from home, net revenues were negatively affected by mandated lockdowns and other related restrictions. In the second half of the year the negative impacts we experienced from COVID-19, particularly during the second quarter, subsided, resulting in a return to revenue growth across a number of our key markets.
–Net revenue increased in 2020, driven by higher net pricing, favorable volume/mix and incremental net revenues from our acquisitions of Give & Go in 2020 and Perfect Snacks in 2019. These items were partially offset by the significant impact of unfavorable currency translation, as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year, as well as the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.
–Net revenue decreased in 2019, driven by the impact of unfavorable currency translation and the impact of the divestiture of most of our cheese business in the Middle East and Africa. Net revenues were positively affected by higher net pricing and favorable volume/mix, as well as our acquisitions of Perfect Snacks in 2019 and Tate's Bake Shop in 2018.

•Organic Net Revenue increased 3.7% to $26.8 billion in 2020 and increased 4.1% to $26.9 billion in 2019. While Organic Net Revenue in 2020 was impacted by the COVID-19 outbreak and response described above, Organic Net Revenue increased in both 2020 and 2019 due to higher net pricing and favorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•Diluted EPS attributable to Mondelēz International decreased 8.2% to $2.47 in 2020 and increased 20.6% to $2.69 in 2019.
–Diluted EPS decreased in 2020 primarily driven by lapping the prior-year benefit from Swiss tax reform, costs associated with the JDE Peet's transaction, loss on debt extinguishment, higher intangible asset impairment charges, unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives, lapping a prior-year gain on divestiture, lapping the prior-year benefit from pension participation changes and the unfavorable impact on net earnings from divestitures. These factors were partially offset by gains on equity method investment transactions, higher Adjusted EPS, favorable change from the resolution of tax matters (a benefit in 2020 as compared to an expense in 2019), lower Simplify to Grow program costs and lower losses related to interest rate swaps.
–Diluted EPS increased in 2019 primarily driven by the benefit from Swiss tax reform, lapping the prior-year impact from pension participation changes, operating gains, lower Simplify to Grow program costs, an increase in equity method investment earnings, lapping the prior-year loss on debt extinguishment, fewer shares outstanding, a gain on divestiture, lower interest expense and a benefit from current-year pension participation changes, partially offset by lapping the prior-year gain on equity method investment transactions, unfavorable currency translation, a loss related to interest rate swaps, the expense from the resolution of tax matters in 2019 and an unfavorable year-over-year change in mark-to-market impacts from currency and commodity derivatives. See our Discussion and Analysis of Historical Results appearing later in this section for further details.

•Adjusted EPS increased 5.3% to $2.59 in 2020 and increased 4.2% to $2.46 in 2019. On a constant currency basis, Adjusted EPS increased 6.5% to $2.62 in 2020 and increased 11.0% to $2.62 in 2019.
–For 2020, operating gains, an increase in benefit plan non-service income and fewer shares outstanding, partially offset by unfavorable currency translation and a decrease in equity method investment earnings drove the Adjusted EPS growth.
–For 2019, operating gains, increased equity method investment earnings, fewer shares outstanding, lower interest expense and lower taxes, partially offset by unfavorable currency translation drove the Adjusted EPS growth.

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

COVID-19 – We continue to monitor and respond to the COVID-19 outbreak. While its full impact is not yet known, it has had a material negative effect on economic conditions globally and could have a material negative effect on our business and results in the future, particularly if there are significant adverse changes to consumer demand or significant disruptions to the supply, production or distribution of our products or the credit or financial stability of our customers and other business partners. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may also have a negative effect on our derivative counterparties and could also impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our business, results of operations and financial condition. We will continue to prioritize the safety of our employees and consumers. As we manage operations during the pandemic, we may continue to incur increased labor, customer service, logistics and other costs. As consumer demand for our products evolves, we could see continued shifts in product mix that could have a negative impact on our results. As discussed in Recent Developments and Significant Items Affecting Comparability, we are working to mitigate any negative impacts to our business from the COVID-19 outbreak, but we may not be able to fully predict or respond to all impacts on a timely basis to prevent near- and long-term adverse impacts to our results.

Demand – We monitor consumer spending and our market share within the food and beverage categories in which we sell our products. While gum and candy category growth was down due to less on-the-go consumption, the overall snack category continued to grow in 2020, in part due to increased consumer demand for snacks purchases for in-home consumption during the COVID-19 outbreak. As part of our strategic plan, we seek to drive category growth by leveraging our local and consumer-focused commercial approach, making investments in our brand and snacks portfolio, building strong routes to market in both emerging and developed markets and improving our availability across multiple channels. We believe these actions will help drive demand in our categories and strengthen our positions across markets.

Long-Term Demographics and Consumer Trends – Snack food consumption is highly correlated to GDP growth, urbanization of populations and rising discretionary income levels associated with a growing middle class, particularly in emerging markets. Our recent research underscores the growth of snacking worldwide and how behavior, sentiment and routines surrounding food are being reshaped by COVID-19. Snacking, which was already increasing among consumers, has accelerated further in 2020 as consumers spend more time at home, according to the second annual State of Snacking report, commissioned by Mondelēz International and issued in November 2020. The report was conducted in conjunction with consumer poll specialist The Harris Poll and summarizes the findings from interviews with thousands of consumers across 12 countries. The report shows that consumers see snacking as an important source of comfort, connection and community, especially during the past year. For many, snacking offers moments of satisfaction and peace, with a majority of respondents noting it has helped distract them from a challenging year.

Volatility of Global Markets – Our growth strategy depends in part on our ability to expand our operations, including in emerging markets. Some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions. Volatility in these markets affects demand for and the costs of our products and requires frequent changes in how we operate our business. As further discussed in COVID-19 above and in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, volatility in global consumer, commodity, currency and capital markets increased significantly during 2020 and is expected to continue until the COVID-19 outbreak is largely resolved. See also below for a discussion of Brexit as well as Argentina, which was designated a highly inflationary economy in 2018. In addition, the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or key commodities and potential changes in U.S. trade programs, trade relations, regulations, taxes or fiscal policies might negatively affect our sales or profitability. To help mitigate adverse effects of ongoing volatility across markets, we aim to protect profitability through the management of costs (including hedging) and pricing as well as targeted investments in our brands and new routes to market.

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

Pricing – Our net revenue growth and profitability may be affected as we adjust prices to address new conditions. We adjust our product prices based on a number of variables including demand, the competitive environment and changes in our product input costs. We generally have increased prices in response to higher commodity costs, currency and other market factors. In 2021, we anticipate changing market conditions to continue to impact pricing. Price changes may affect net revenues or market share in the near term as the market adjusts to changes in input costs and other market conditions.

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

Taxes – We continue to monitor existing and potential future tax reform. During the third quarter of 2019, we recorded the impact of Swiss tax reform and we will continue to monitor for any additional interpretative guidance that could result in changes to the amounts we have recorded. In the United States, while the 2017 U.S. tax reform reduced the U.S. corporate tax rate and included some beneficial provisions, other provisions have, and will continue to have, an adverse effect on our results.

Currency – As a global company with 73.2% of our net revenues generated outside the United States, we are continually exposed to changes in global economic conditions and currency movements. While we hedge significant forecasted currency exchange transactions as well as currency translation impacts from certain net assets of our non-U.S. operations, including the United Kingdom, we cannot fully predict or eliminate all adverse impacts arising from changes in currency exchange rates on our consolidated financial results. To partially offset currency translation impacts arising from our overseas operations, we enter into net investment hedges primarily in the form of local currency-denominated debt, cross-currency swaps and other financial instruments. While we work to mitigate our exposure to currency risks, factors such as continued global and local market volatility, actions by foreign governments, political uncertainty, limited hedging opportunities and other factors could lead to unfavorable currency impacts in the future and could adversely affect our results of operations or financial position. See additional discussion of Brexit and Argentina below and refer also to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, and Note 10, Financial Instruments, for additional information on how we manage currency and related risks. As currency movements can make comparison of year-over-year operating performance challenging, we isolate the impact of currency and also report growth on a constant currency basis, holding prior-year currency exchange rates constant, so that prior-year and current-year results can be compared on a consistent basis.

Brexit – On December 24, 2020, the European Union and the United Kingdom reached an agreement on a new trade arrangement that became effective on January 1, 2021. Main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. so long as we meet prescribed trade terms. We will also need to meet product and labeling standards for both the U.K. and E.U. and we have already begun to introduce these changes gradually. The U.K. may also set its own trade policies with countries such as the United States, Australia and New Zealand that currently do not have free trade agreements with the E.U. Cross-border trade between the U.K. and E.U. will be subject to new customs regulations, documentation and reviews. To date, we have not experienced significant delays at U.K.-E.U. border crossings, however, we anticipate increased shipping costs and near-term delays because of the need for ongoing customs inspections and related procedures. Our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. Volatility in foreign currencies and other markets may also arise as the U.K. and E.U. work though the new trade arrangements. Once the new rules are formalized, there could be other near- or long-term negative impacts. We have been taking protective measures to limit disruptions to our supply chain and sales to limit potential negative impacts on our results of operations, financial condition and cash flows. We continue to increase our resources in customer service & logistics as well as in our factories and on our customs support teams. We are adapting our systems and processes for new and increased customs transactions. We continue to enhance resilience plans to aid in dealing with anticipated border delays. We are working to address new regulatory requirements such as packaging changes. Also, we continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the U.K. Any disagreements on trade terms or supply chain or distribution delays or other disruptions could negatively affect our U.K. business. In 2020, we generated 9.0% of our net revenues in the U.K.

Argentina – as further discussed in Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, on July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries. As a result, we recorded a remeasurement loss of $9 million in 2020, a remeasurement gain of $4 million in 2019 and a remeasurement loss of $11 million in 2018 within selling, general and administrative expenses related to the revaluation of the Argentinean peso denominated net monetary position over these periods. The mix of monetary assets and liabilities and the exchange rate to convert Argentinean pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments, dividends and share repurchases. We continued to secure low-cost short and long-term debt during 2020. We continue to use interest rate swaps and other financial instruments to manage our exposure to interest rate and cash flow variability, protect the value of our existing currency assets and liabilities and protect the value of our debt. We also enter into cross-currency interest rate swaps and forwards to hedge our non-U.S. net investments against adverse movements in exchange rates. Our net investment hedge derivative contracts have had and are expected to have a favorable impact and reduce some of the financing costs and related currency impacts within our interest costs. Refer to Note 9, Debt and Borrowing Arrangements, and Note 10, Financial Instruments, for additional information on our debt and derivative activity.

Cybersecurity Risks – We continue to devote focused resources to network security, backup and disaster recovery, enhanced training and other security measures to protect our systems and data. We also focus on enhancing the monitoring and detection of threats in our environment, including but not limited to the manufacturing environment and operational technologies, as well as adjusting information security controls based on updated threats. While we have taken a number of security measures to protect our systems and data, security measures cannot provide absolute certainty or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis.

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

		For the Years Ended December 31,
	See Note	2020	2019	2018
		(in millions, except percentages)
Simplify to Grow Program	Note 8
Restructuring Charges		$(156)	$(176)	$(316)
Implementation Charges		(207)	(272)	(315)
Intangible asset impairment charges	Note 6	(144)	(57)	(68)
Mark-to-market gains from derivatives (1)	Note 10	19	90	142
Acquisition and divestiture-related costs	Note 2
Acquisition integration costs		(4)	—	(3)
Acquisition-related costs		(15)	(3)	(13)
Divestiture-related costs		(4)	(6)	1
Net gain on divestiture		—	44	—
Costs associated with JDE Peet's transaction	Note 7	(48)	—	—
Remeasurement of net monetary position		(9)	4	(11)
Impact from pension participation changes (1)	Note 11	(11)	29	(429)
Impact from resolution of tax matters (1)	Note 14	48	(85)	11
CEO transition remuneration (2)		—	(9)	(22)
(Loss)/gain related to interest rate swaps	Note 9 & 10	(103)	(111)	10
Loss on debt extinguishment	Note 9	(185)	—	(140)
Swiss tax reform net impacts	Note 16	—	767	—
U.S. tax reform discrete net tax impacts	Note 16	—	(5)	(19)
Gain/(loss) on equity method investment transactions (3)	Note 7	989	(2)	778
Equity method investee items (4)		(92)	(48)	32
Effective tax rate	Note 16	36.2%	0.1%	27.2%

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

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2020 with 2019 and 2019 with 2018.

2020 compared with 2019

	For the Years Ended December 31,
	2020	2019	$ change	% change
	(in millions, except per share data)
Net revenues	$26,581	$25,868	$713	2.8%
Operating income	3,853	3,843	10	0.3%
Earnings from continuing operations	3,569	3,944	(375)	(9.5)%
Net earnings attributable to Mondelēz International	3,555	3,929	(374)	(9.5)%
Diluted earnings per share attributable to Mondelēz International	2.47	2.69	(0.22)	(8.2)%

Net Revenues – Net revenues increased $713 million (2.8%) to $26,581 million in 2020, and Organic Net Revenue increased $960 million (3.7%) to $26,773 million. Developed markets net revenue increased 8.0% and developed markets Organic Net Revenue increased 4.5%. Emerging markets net revenues decreased 6.0%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 2.3%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2020
Change in net revenues (by percentage point)
Total change in net revenues	2.8%
Add back the following items affecting comparability:
Unfavorable currency	2.4	pp
Impact of divestiture	0.2	pp
Impact of acquisitions	(1.7)	pp
Total change in Organic Net Revenue (1)	3.7%
Higher net pricing	1.9	pp
Favorable volume/mix	1.8	pp

(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenues were higher in developed markets, particularly North America, where due to the COVID-19 outbreak and response, demand for our products, primarily biscuits and chocolate, grew significantly as consumers increased their food purchases for in-home consumption. However, our gum and candy categories as well as our world travel retail and foodservice businesses were negatively impacted by COVID-19. In emerging markets, where we have a greater concentration of traditional trade, several markets were challenged by COVID-19 impacts, particularly those with significant gum and candy portfolios. Overall, as the negative impacts of COVID-19 experienced in the first half of the year subsided in the second half of the year, revenue growth began to recover in a number of our key emerging markets, though overall emerging markets net revenues declined due to unfavorable currency impacts.

Net revenue increase of 2.8% was driven by our underlying Organic Net Revenue growth of 3.7% and the impact of acquisitions, mostly offset by unfavorable currency and the impact of a prior-year divestiture. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions except Europe was due to the benefit of carryover pricing from 2019 as well as the effects of input cost-driven pricing actions taken during 2020. Favorable volume/mix in North America and Europe, partially offset by unfavorable volume/mix in Latin America and AMEA, included strong volume gains tempered by unfavorable mix reflecting shifts in consumer purchases in response to the COVID-19 outbreak. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $390 million and the July 16, 2019 acquisition of a majority interest in Perfect Snacks added incremental net revenues of $55 million in 2020. Unfavorable currency impacts decreased net revenues by $637 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Argentinean peso, Russian ruble, Mexican peso, Indian rupee, South African rand and Turkish lira, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro, Philippine peso, British pound sterling, Egyptian pound and Swedish krona. The impact of the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa resulted in a year-over-year decline in net revenues of $55 million. Refer to Note 2, Acquisitions and Divestitures, for more information.

Operating Income – Operating income increased $10 million (0.3%) to $3,853 million in 2020, Adjusted Operating Income increased $137 million (3.2%) to $4,401 million and Adjusted Operating Income on a constant currency basis increased $196 million (4.6%) to $4,460 million due to the following:

	Operating Income	Change
	(in millions)
Operating Income for the Year Ended December 31, 2019	$3,843
Simplify to Grow Program (2)	442
Intangible asset impairment charges (3)	57
Mark-to-market gains from derivatives (4)	(91)
Acquisition-related costs (5)	3
Divestiture-related costs (5)	6
Operating income from divestiture (5)	(9)
Net gain on divestiture (5)	(44)
Remeasurement of net monetary position (6)	(4)
Impact from pension participation changes (7)	(35)
Impact from resolution of tax matters (8)	85
CEO transition remuneration (1)	9
Swiss tax reform impact (9)	2
Adjusted Operating Income (1) for the Year Ended December 31, 2019	$4,264
Higher net pricing	495
Higher input costs	(394)
Favorable volume/mix	142
Higher selling, general and administrative expenses	(77)
VAT-related settlements	11
Impact from acquisitions (5)	23
Other	(4)
Total change in Adjusted Operating Income (constant currency) (1)	196	4.6%
Unfavorable currency translation	(59)
Total change in Adjusted Operating Income (1)	137	3.2%
Adjusted Operating Income (1) for the Year Ended December 31, 2020	$4,401
Simplify to Grow Program (2)	(360)
Intangible asset impairment charges (3)	(144)
Mark-to-market gains from derivatives (4)	16
Acquisition integration costs (5)	(4)
Acquisition-related costs (5)	(15)
Divestiture-related costs (5)	(4)
Costs associated with JDE Peet's transaction (10)	(48)
Remeasurement of net monetary position (6)	(9)
Impact from resolution of tax matters (8)	20
Operating Income for the Year Ended December 31, 2020	$3,853	0.3%

(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 8, Restructuring Program, for more information.
(3)Refer to Note 6, Goodwill and Intangible Assets, for more information on intangible asset impairments.
(4)Refer to Note 10, Financial Instruments, Note 18, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2020 acquisition of a significant majority interest in Give & Go, the July 16, 2019 acquisition of a majority interest in Perfect Snacks and the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.

(6)Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(7)Refer to Note 11, Benefit Plans, for more information.
(8)Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.
(9)Refer to Note 16, Income Taxes, for more information on Swiss tax reform.
(10)Refer to Note 7, Equity Method Investments, for more information on the JDE Peet's transaction.

During 2020, we realized higher net pricing and favorable volume/mix, which was largely offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2019 as well as the effects of input cost-driven pricing actions taken during 2020, was reflected in all regions except Europe. Favorable volume/mix was driven by North America and Europe, which was partially offset by unfavorable volume/mix in Latin America and AMEA. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity net of incremental COVID-19 related costs. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher cocoa, dairy, sugar, energy, packaging, nuts, grains and other ingredients costs, partially offset by lower costs for oils.

Total selling, general and administrative expenses decreased $38 million from 2019, due to a number of factors noted in the table above, including in part, a favorable currency impact related to expenses, favorable change from the resolution of tax matters (a benefit in 2020 as compared to an expense in 2019), lower implementation costs incurred for the Simplify to Grow Program, lapping prior-year value-added tax (“VAT”) related settlements, lapping prior-year CEO transition remuneration and lapping the prior-year divestiture. These decreases were partially offset by the impact of acquisitions, costs associated with the JDE Peet's transaction, lapping the benefit from prior-year pension participation changes, unfavorable change in remeasurement of net monetary position in Argentina (remeasurement loss in 2020 as compared to a remeasurement gain in 2019) and higher acquisition-related costs. Excluding these factors, selling, general and administrative expenses increased $77 million from 2019. The increase was driven primarily by higher advertising and consumer promotion costs, partially offset by lower overhead spending net of incremental COVID-19 related costs.

We recorded an expense of $11 million from a VAT-related settlement in Latin America in 2019. Unfavorable currency changes decreased operating income by $59 million due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Russian ruble, Indian rupee, Swiss franc, South African rand and Turkish Lira, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro, Egyptian pound, Philippine peso, British pound sterling and Swedish krona.

Operating income margin decreased from 14.9% in 2019 to 14.5% in 2020. The decrease in operating income margin was driven primarily by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, higher intangible asset impairment charges, costs associated with the JDE Peet's transaction, lapping the prior-year gain on a divestiture and lapping the benefit from prior-year pension participation changes, partially offset by the favorable impact from the resolution of tax matters and lower costs for the Simplify to Grow Program. Adjusted Operating Income margin increased from 16.5% in 2019 to 16.6% in 2020. The increase in Adjusted Operating Income margin was driven primarily by higher pricing, lower manufacturing costs reflecting productivity net of incremental COVD-19 costs, and selling, general and administrative cost leverage, mostly offset by higher raw material costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,555 million decreased by $374 million (9.5%) in 2020. Diluted EPS attributable to Mondelēz International was $2.47 in 2020, down $0.22 (8.2%) from 2019. Adjusted EPS was $2.59 in 2020, up $0.13 (5.3%) from 2019. Adjusted EPS on a constant currency basis was $2.62 in 2020, up $0.16 (6.5%) from 2019.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2019	$2.69
Simplify to Grow Program (2)	0.24
Intangible asset impairment charges (2)	0.03
Mark-to-market gains from derivatives (2)	(0.05)
Net earnings from divestitures (2) (3)	(0.05)
Net gain on divestiture (2)	(0.03)
Impact from pension participation changes (2)	(0.02)
Impact from resolution of tax matters (2)	0.05
CEO transition remuneration (2)	0.01
Loss related to interest rate swaps (4)	0.08
Swiss tax reform net impacts (5)	(0.53)
Loss on equity method investment transaction (6)	0.01
Equity method investee items (7)	0.03
Adjusted EPS (1) for the Year Ended December 31, 2019	$2.46
Increase in operations	0.08
Decrease in equity method investment net earnings	(0.01)
VAT-related settlements	0.01
Impact from acquisitions (2)	0.01
Changes in benefit plan non-service income	0.04
Changes in shares outstanding (8)	0.03
Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2020	$2.62
Unfavorable currency translation	(0.03)
Adjusted EPS (1) for the Year Ended December 31, 2020	$2.59
Simplify to Grow Program (2)	(0.20)
Intangible asset impairment charges (2)	(0.08)
Mark-to-market gains from derivatives (2)	0.01
Acquisition-related costs (2)	(0.01)
Net earnings from divestitures (2) (3)	0.02
Costs associated with JDE Peet's transaction (2)	(0.20)
Remeasurement of net monetary position (2)	(0.01)
Impact from pension participation changes (2)	(0.01)
Impact from resolution of tax matters (2)	0.02
Loss related to interest rate swaps (4)	(0.05)
Loss on debt extinguishment (9)	(0.10)
Gain on equity method investment transactions (6)	0.55
Equity method investee items (7)	(0.06)
Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2020	$2.47

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
(4)Refer to Note 10, Financial Instruments, for information on interest rate swaps no longer designated as cash flow hedges.

(5)Refer to Note 16, Income Taxes, for more information on the impacts of Swiss and U.S. tax reform.
(6)Refer to Note 7, Equity Method Investments, for more information on gains and losses on equity method investment transactions.
(7)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.
(8)Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 17, Earnings per Share, for earnings per share weighted-average share information.
(9)Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

2019 compared with 2018

	For the Years Ended December 31,
	2019	2018	$ change	% change
	(in millions, except per share data)
Net revenues	$25,868	$25,938	$(70)	(0.3)%
Operating income	3,843	3,312	531	16.0%
Earnings from continuing operations	3,944	3,331	613	18.4%
Net earnings attributable to Mondelēz International	3,929	3,317	612	18.5%
Diluted earnings per share attributable to Mondelēz International	2.69	2.23	0.46	20.6%

Net Revenues – Net revenues decreased $70 million (0.3%) to $25,868 million in 2019, and Organic Net Revenue increased $1,067 million (4.1%) to $26,879 million. Emerging markets net revenues increased 0.2%, including an unfavorable currency impact, and emerging markets Organic Net Revenue increased 7.7%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2019
Change in net revenues (by percentage point)
Total change in net revenues	(0.3)%
Add back the following items affecting comparability:
Unfavorable currency	4.5	pp
Impact of divestiture	0.3	pp
Impact of acquisitions	(0.4)	pp
Total change in Organic Net Revenue (1)	4.1%
Higher net pricing	2.2	pp
Favorable volume/mix	1.9	pp

(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decrease of 0.3% was driven by unfavorable currency and the impact of a divestiture, partially offset by our underlying Organic Net Revenue growth of 4.1% and the impact of acquisitions. Unfavorable currency impacts decreased net revenues by $1,154 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, euro, Brazilian real, British pound sterling, Australian dollar, Chinese yuan, Indian rupee, Turkish lira and South African rand. The impact of the divestiture of most of our cheese business in the Middle East and Africa on May 28, 2019 resulted in a year-over-year decline in net revenues of $71 million. Our underlying Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2018 as well as the effects of input cost-driven pricing actions taken during 2019. Higher net pricing was reflected in Latin America, North America and AMEA as net pricing in Europe was flat. Favorable volume/mix was reflected in Europe and AMEA, partially offset by unfavorable volume/mix in Latin America and North America. The July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $53 million and the June 7, 2018 acquisition of Tate’s Bake Shop added incremental net revenues of $35 million in 2019. Refer to Note 2, Acquisitions and Divestitures, for more information.

Operating Income – Operating income increased $531 million (16.0%) to $3,843 million in 2019. Adjusted Operating Income decreased $38 million (0.9%) to $4,264 million and Adjusted Operating Income on a constant currency basis increased $189 million (4.4%) to $4,491 million due to the following:

	Operating Income	Change
	(in millions)
Operating Income for the Year Ended December 31, 2018	$3,312
Simplify to Grow Program (2)	626
Intangible asset impairment charges (3)	68
Mark-to-market gains from derivatives (4)	(141)
Acquisition integration costs (5)	3
Acquisition-related costs (6)	13
Divestiture-related costs (6)	(1)
Operating income from divestiture (6)	(19)
Remeasurement of net monetary position (7)	11
Impact from pension participation changes (8)	423
Impact from resolution of tax matters (9)	(15)
CEO transition remuneration (1)	22
Adjusted Operating Income (1) for the Year Ended December 31, 2018	$4,302
Higher net pricing	576
Higher input costs	(340)
Favorable volume/mix	140
Higher selling, general and administrative expenses	(173)
VAT-related settlement	(32)
Impact from acquisition (6)	6
Other	12
Total change in Adjusted Operating Income (constant currency) (1)	189	4.4%
Unfavorable currency translation	(227)
Total change in Adjusted Operating Income (1)	(38)	(0.9)%
Adjusted Operating Income (1) for the Year Ended December 31, 2019	$4,264
Simplify to Grow Program (2)	(442)
Intangible asset impairment charges (3)	(57)
Mark-to-market gains from derivatives (4)	91
Acquisition-related costs (6)	(3)
Divestiture-related costs (6)	(6)
Operating income from divestiture (6)	9
Net gain on divestiture (6)	44
Remeasurement of net monetary position (7)	4
Impact from pension participation changes (8)	35
Impact from resolution of tax matters (9)	(85)
CEO transition remuneration (1)	(9)
Swiss tax reform impact (10)	(2)
Operating Income for the Year Ended December 31, 2019	$3,843	16.0%

(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 8, Restructuring Program, for more information.
(3)Refer to Note 6, Goodwill and Intangible Assets, for more information on intangible asset impairments.
(4)Refer to Note 10, Financial Instruments, Note 18, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(5)Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the acquisition of a biscuit business in Vietnam.

(6)Refer to Note 2, Acquisitions and Divestitures, for more information on the July 16, 2019 acquisition of a majority interest in Perfect Snacks, the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa and the June 7, 2018 acquisition of Tate's Bake Shop.
(7)Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(8)Refer to Note 11, Benefit Plans, for more information.
(9)Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.
(10)Refer to Note 16, Income Taxes, for more information on Swiss tax reform.

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

Total selling, general and administrative expenses decreased $339 million from 2018, due to a number of factors noted in the table above, including in part, the lapping of the prior-year impact from pension participation changes, favorable currency impact, the benefit from current-year pension participation changes, favorable change in remeasurement of net monetary position in Argentina (remeasurement gain in 2019 as compared to a remeasurement loss in 2018), the lapping of a prior-year expense from the resolution of a tax matter, lower CEO transition remuneration and lower acquisition-related costs. These decreases were partially offset by the expenses from the resolution of tax matters in 2019, higher implementation costs incurred for the Simplify to Grow program, the impact of acquisitions, the lapping of a benefit from a prior-year VAT-related settlement, a VAT cost settlement in 2019 and higher divestiture-related costs. Excluding these factors, selling, general and administrative expenses increased $173 million from 2018. The increase was driven primarily by higher overheads reflecting route-to-market investments and higher advertising and consumer promotion costs.

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

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,929 million increased by $612 million (18.5%) in 2019. Diluted EPS attributable to Mondelēz International was $2.69 in 2019, up $0.46 (20.6%) from 2018. Adjusted EPS was $2.46 in 2019, up $0.10 (4.2%) from 2018. Adjusted EPS on a constant currency basis was $2.62 in 2019, up $0.26 (11.0%) from 2018.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2018	$2.23
Simplify to Grow Program (2)	0.32
Intangible asset impairment charges (2)	0.03
Mark-to-market gains from derivatives (2)	(0.09)
Acquisition-related costs (2)	0.01
Net earnings from divestitures (2) (3)	(0.04)
Remeasurement of net monetary position (2)	0.01
Impact from pension participation changes (2)	0.22
Impact from resolution of tax matters (2)	(0.01)
CEO transition remuneration (2)	0.01
Gain related to interest rate swaps (4)	(0.01)
Loss on debt extinguishment (5)	0.07
U.S. tax reform discrete net tax expense (6)	0.01
Gain on equity method investment transaction (7)	(0.39)
Equity method investee items (8)	(0.01)
Adjusted EPS (1) for the Year Ended December 31, 2018	$2.36
Increase in operations	0.11
Increase in equity method investment net earnings	0.08
VAT-related settlements	(0.01)
Changes in interest and other expense, net (9)	0.02
Changes in income taxes (10)	0.01
Changes in shares outstanding (11)	0.05
Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2019	$2.62
Unfavorable currency translation	(0.16)
Adjusted EPS (1) for the Year Ended December 31, 2019	$2.46
Simplify to Grow Program (2)	(0.24)
Intangible asset impairment charges (2)	(0.03)
Mark-to-market gains from derivatives (2)	0.05
Net earnings from divestitures (2) (3)	0.05
Net gain on divestiture (2)	0.03
Impact from pension participation changes (2)	0.02
Impact from resolution of tax matters (2)	(0.05)
CEO transition remuneration (2)	(0.01)
Loss related to interest rate swaps (4)	(0.08)
Swiss tax reform net impacts (6)	0.53
Loss on equity method investment transactions (7)	(0.01)
Equity method investee items (8)	(0.03)
Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2019	$2.69

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

(4)Refer to Note 10, Financial Instruments, for information on interest rate swaps no longer designated as cash flow hedges.
(5)Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.
(6)Refer to Note 16, Income Taxes, for more information on the impacts of U.S. and Swiss tax reform.
(7)Refer to Note 7, Equity Method Investments, for more information on gains and losses on equity method investment transactions.
(8)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.
(9)Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(10)Refer to Note 16, Income Taxes, for more information on the items affecting income taxes.
(11)Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 17, Earnings per Share, for earnings per share weighted-average share information.

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

Our segment net revenues and earnings were:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net revenues:
Latin America	$2,477	$3,018	$3,202
AMEA	5,740	5,770	5,729
Europe	10,207	9,972	10,122
North America	8,157	7,108	6,885
Net revenues	$26,581	$25,868	$25,938

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$189	$341	$410
AMEA	821	691	702
Europe	1,775	1,732	1,734
North America	1,587	1,451	849
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	16	91	141
General corporate expenses	(326)	(330)	(335)
Amortization of intangible assets	(194)	(174)	(176)
Net gain on divestiture	—	44	—
Acquisition-related costs	(15)	(3)	(13)
Operating income	3,853	3,843	3,312
Benefit plan non-service income	138	60	50
Interest and other expense, net	(608)	(456)	(520)
Earnings before income taxes	$3,383	$3,447	$2,842

Latin America

	For the Years Ended December 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$2,477	$3,018	$(541)	(17.9)%
Segment operating income	189	341	(152)	(44.6)%
	For the Years Ended December 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$3,018	$3,202	$(184)	(5.7)%
Segment operating income	341	410	(69)	(16.8)%

2020 compared with 2019:

Net revenues decreased $541 million (17.9%), due to unfavorable currency (18.1 pp) and unfavorable volume/mix (7.5 pp), partially offset by higher net pricing (7.7 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Brazilian real, Argentinean peso and Mexican peso. Unfavorable volume/mix was due to the negative volume impact from the COVID-19 outbreak as well as the impact of pricing-related elasticity. Unfavorable volume/mix was driven by declines in gum and candy, partially offset by gains in cheese & grocery, chocolate, refreshment beverages and biscuits. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $152 million (44.6%), primarily due to higher raw material costs, unfavorable volume/mix, unfavorable currency, higher other selling, general and administrative expenses (net of lapping the expense of VAT-related settlements in 2019) and an unfavorable change in remeasurement of net monetary position in Argentina (remeasurement loss in 2020 as compared to a remeasurement gain in 2019). These unfavorable items were partially offset by higher net pricing, lower manufacturing costs (net of incremental COVID-19 related costs), lower costs incurred for the Simplify to Grow Program and higher benefits from the resolution of a tax matters.

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

Segment operating income decreased $69 million (16.8%), primarily due to higher raw material costs, unfavorable currency, unfavorable volume/mix, the lapping of the 2018 benefit from the resolution of a Brazilian indirect tax matter of $26 million, higher manufacturing costs and higher other selling, general and administrative expenses (including lapping the benefit from a VAT-related settlement in 2018 and the expense of a VAT-related settlement in 2019). These unfavorable items were partially offset by higher net pricing, lower costs incurred for the Simplify to Grow Program, favorable change in remeasurement of net monetary position in Argentina (remeasurement gain in 2019 as compared to a remeasurement loss in 2018) and lower advertising and consumer promotion costs.

AMEA

	For the Years Ended December 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$5,740	$5,770	$(30)	(0.5)%
Segment operating income	821	691	130	18.8%
	For the Years Ended December 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$5,770	$5,729	$41	0.7%
Segment operating income	691	702	(11)	(1.6)%

2020 compared with 2019:

Net revenues decreased $30 million (0.5%), due to unfavorable currency (1.3 pp), the impact of a divestiture (0.9 pp) and unfavorable volume/mix (0.6 pp), partially offset by higher net pricing (2.3 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, South African rand, Australian dollar and Pakistan rupee, partially offset by the strength of several currencies relative to the U.S. dollar, including the Philippine peso, Egyptian pound, Japanese yen and Chinese yuan. The May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa resulted in a year-over-year decline in net revenues of $55 million. Unfavorable volume/mix was due to unfavorable product mix as overall higher volume was tempered by the negative volume impact from COVID-19 related lockdowns impacting our traditional trade markets. Unfavorable volume/mix was driven by declines in gum, chocolate, candy and refreshment beverages, partially offset by gains in biscuits and cheese & grocery. Higher net pricing was driven by chocolate, biscuits, refreshment beverages and cheese & grocery, partially offset by lower net pricing in candy and gum.

Segment operating income increased $130 million (18.8%), primarily due to higher net pricing, lapping prior-year expenses from the resolution of tax matters in India totaling $87 million, lower manufacturing costs (net of incremental COVID-19 related costs), lower other selling, general and administrative expenses, lower intangible asset impairment charges and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, unfavorable volume/mix, unfavorable currency and the impact of the prior-year divestiture.

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

Europe

	For the Years Ended December 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$10,207	$9,972	$235	2.4%
Segment operating income	1,775	1,732	43	2.5%
	For the Years Ended December 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$9,972	$10,122	$(150)	(1.5)%
Segment operating income	1,732	1,734	(2)	(0.1)%

2020 compared with 2019:

Net revenues increased $235 million (2.4%), due to favorable volume/mix (2.8 pp), partially offset by lower net pricing (0.3 pp) and unfavorable currency (0.1 pp). Favorable volume/mix due to overall higher volume was tempered by the net impact from the COVID-19 outbreak, as overall increased food purchases for in-home consumption were partially offset by a negative volume impact on our world travel retail and foodservice businesses due to lockdowns and other restrictions. Favorable volume/mix was driven by gains in chocolate, cheese & grocery, biscuits and refreshment beverages, partially offset by declines in candy and gum. Lower net pricing was driven by biscuits and chocolate, partially offset by higher net pricing in cheese & grocery, candy, gum and refreshment beverages. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to several currencies in the region, including the Russian ruble, Turkish lira, Norwegian krone and Ukrainian hryvnya mostly offset by the strength of several currencies in the region relative to the U.S. dollar, primarily the euro, British pound sterling, Swedish krona and Swiss franc.

Segment operating income increased $43 million (2.5%), primarily due to favorable volume/mix, lower costs incurred for the Simplify to Grow Program and lower advertising and consumer promotion costs. These favorable items were partially offset by higher raw material costs, lower net pricing, higher intangible asset impairment charges, higher other selling, general and administrative expenses and unfavorable currency.

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

North America

	For the Years Ended December 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$8,157	$7,108	$1,049	14.8%
Segment operating income	1,587	1,451	136	9.4%
	For the Years Ended December 31,
	2019	2018	$ change	% change
	(in millions)
Net revenues	$7,108	$6,885	$223	3.2%
Segment operating income	1,451	849	602	70.9%

2020 compared with 2019:

Net revenues increased $1,049 million (14.8%), due to favorable volume/mix (6.3 pp), the impact of acquisitions (6.3 pp) and higher net pricing (2.3 pp), partially offset by unfavorable currency (0.1 pp). Favorable volume/mix, in part due to the positive volume impact from COVID-19 as consumers increased their food purchases for in-home consumption, was driven by gains in biscuits, partially offset by declines in gum, chocolate and candy. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $390 million and the July 16, 2019 acquisition of a majority interest in Perfect Snacks added net revenues of $55 million in 2020. Higher net pricing was driven by biscuits, chocolate and candy, partially offset by lower net pricing in gum. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $136 million (9.4%), primarily due to favorable volume/mix, higher net pricing and the impact of acquisitions. These favorable items were partially offset by higher advertising and consumer promotion costs, intangible asset impairment charges, higher other selling, general and administrative expenses (including incremental COVID-19 related costs), higher raw material costs, lapping the benefit from prior-year pension participation changes and higher costs incurred for the Simplify to Grow Program.

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

Goodwill and Indefinite-Life Intangible Assets:
We test goodwill and indefinite-life intangible assets for impairment on an annual basis on July 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 6.1% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 9.1%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions based on available information. Given the uncertainty of the global economic environment and the impact of COVID-19, those estimates could be significantly different than future performance. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit fair value.

In 2020, 2019 and 2018, there were no impairments of goodwill. In connection with our 2020 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

Annually, we assess indefinite-life intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these assets. If significant potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We determine estimated fair value using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its estimated fair value, the asset is impaired and its carrying value is reduced to the estimated fair value.

During 2020, we recorded $144 million of intangible asset impairment charges related to eight brands. We recorded charges related to gum, chocolate, biscuits and candy brands of $83 million in North America, $53 million in Europe, $5 million in AMEA and $3 million in Latin America. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We use several accepted valuation methods, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value. We also identified nine brands, including the eight impaired brands, with $753 million of aggregate book value as of December 31, 2020 that each had a fair value in excess of book value of 10% or less. We continue to monitor our brand performance, particularly in light of the significant uncertainty due to the COVID-19 pandemic and related impacts to our business. If the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2019, we recorded charges related to gum, chocolate, biscuits and candy brands of $39 million in Europe, $15 million in AMEA and $3 million in Latin America. In 2018, we recorded charges related to gum, chocolate, biscuits and candy brands of $45 million in Europe, $14 million in North America and $9 million in AMEA.

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

While we do not anticipate further changes in the 2020 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase/(decrease), on our annual benefit plan costs:

	As of December 31, 2020
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(2)	$2	$(35)	$68
Effect of change in expected rate of return on plan assets on pension costs	(8)	8	(54)	54
Effect of change in discount rate on postretirement health care costs	(3)	3	—	—

In accordance with obligations we have under collective bargaining agreements, we participate in multiemployer pension plans. In 2017, the only individually significant multiemployer plan we contributed to was the Bakery and Confectionery Union and Industry International Pension Fund. Our obligation to contribute to the Fund arose with respect to 8 collective bargaining agreements covering most of our employees represented by the Bakery, Confectionery, Tobacco and Grain Millers Union. All of those collective bargaining agreements expired in 2016. In 2018, we executed a complete withdrawal from the Fund and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years and we recorded a $35 million final adjustment to reduce our withdrawal liability as of June 30, 2019. We began making monthly payments during the third quarter of 2019. As of December 31, 2020, the remaining discounted withdrawal liability was $375 million.

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

See Note 16, Income Taxes, for further discussion of the impacts from Swiss and U.S. tax reform in our financial statements, as well as additional information on our effective tax rate, current and deferred taxes, valuation allowances and unrecognized tax benefits.

Contingencies:
See Note 14, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Guidance:
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. In light of the current uncertainty in the global markets related to the COVID-19 pandemic, however, an economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could also impair our banking and other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our access to capital or financial condition. As a precautionary measure and to preserve financial flexibility, we temporarily increased our credit facility borrowing capacity in 2020. In the third quarter of 2020, we completed the retirement of this incremental short-term borrowing capacity and have returned our credit facility available capacity to pre-COVID-19 levels. Refer to Note 9, Debt and Borrowing Arrangements, for additional details. In connection with COVID-19 and various legislatively authorized tax payment deferral mechanisms available for income tax, indirect tax (such as value-added tax) and payroll tax in a number of jurisdictions, we were able to defer certain of these tax payments, which provided a cash benefit that reverses when the payments come due. Some of these payments were made in the fourth quarter of 2020; the remainder will come due in 2021 and 2022. The benefits associated with the deferral of these payments were not material. We expect to continue to utilize our commercial paper program and international credit lines as needed, and we secured and continue to evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity; however, if a serious economic or credit market crisis ensues, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Net Cash Provided by Operating Activities:
Operating activities provided net cash of $3,964 million in 2020, $3,965 million in 2019 and $3,948 million in 2018. Net cash provided by operating activities was largely flat in 2020 relative to 2019 as higher cash tax payments in 2020 (primarily related to sales of KDP and JDE Peet's shares and the resolution of several indirect tax matters under a tax amnesty program in India) and the payment of costs associated with the JDE Peet's transaction in 2020 were largely offset by working capital improvements. The increase in net cash provided by operating activities in 2019 relative to 2018 was due primarily to higher earnings, increased distributions from equity method investments and lower pension contributions, partially offset by increased working capital requirements including higher tax payments.

Net Cash Provided by/Used in Investing Activities:
Net cash provided by investing activities was $500 million in 2020, compared to net cash used in investing activities of $960 million in 2019 and $1,224 million in 2018. The increase in net cash provided by investing activities in 2020 relative to 2019 was primarily due to cash received from the sale of shares in the JDE Peet's and KDP offerings and lower capital expenditures, partially offset by cash paid to acquire a majority interest in Give & Go. The decrease in net cash used in investing activities in 2019 relative to 2018 was primarily due to less cash expended for acquisitions in 2019 than in 2018, lower capital expenditures and the 2019 cash proceeds from the divestiture of primarily our cheese business in the Middle East and Africa, partially offset by lower cash received as a result of the settlement and replacement of several net investment hedge derivative contracts and cash paid to settle our forward-starting interest rate swaps.

Capital expenditures were $863 million in 2020, $925 million in 2019 and $1,095 million in 2018. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2021 capital expenditures to be up to $1.0 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:
Net cash used in financing activities was $2,215 million in 2020, $2,787 million in 2019 and $2,329 million in 2018. The decrease in net cash used in financing activities in 2020 relative to 2019 was primarily due to higher net debt issuances and lower share repurchases, partially offset by higher dividends paid and lower proceeds from stock option exercises in 2020. The increase in net cash used in financing activities in 2019 relative to 2018 was primarily due to lower net debt issuances and higher dividends paid in 2019, partially offset by lower share repurchases.

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

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. Refer to Note 9, Debt and Borrowing Arrangements. The operations held by MIHN generated approximately 71.8% (or $19.1 billion) of the $26.6 billion of consolidated net revenue during fiscal year 2020 and represented approximately 76.2% (or $21.1 billion) of the $27.7 billion of net assets as of December 31, 2020.

During December 2020, our Board of Directors approved a new $6.0 billion long-term financing authority to replace the prior $8.0 billion authority. As of December 31, 2020, we had $6.0 billion of long-term financing authority remaining.

In January 2021, we repaid approximately $0.8 billion of maturing debt. In the next 12 months, we expect to repay approximately $1.8 billion of maturing long-term debt including: $1.5 billion in October 2021 and $0.3 billion in December 2021. We expect to fund these repayments with cash on hand, as well as short-term and long-term debt.

Our total debt was $20.0 billion at December 31, 2020 and $18.4 billion at December 31, 2019. Our debt-to-capitalization ratio was 0.42 at December 31, 2020 and 0.40 at December 31, 2019. At December 31, 2020, the weighted-average term of our outstanding long-term debt was 7.4 years. Our average daily commercial borrowings were $2.3 billion in 2020, $4.1 billion in 2019 and $4.5 billion in 2018. We had no commercial paper borrowings outstanding at December 31, 2020 and $2.6 billion outstanding as of December 31, 2019. We expect to continue to use cash or commercial paper to finance various short-term financing needs. As of December 31, 2020, we continued to be in compliance with our debt covenants. Refer to Note 9, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During 2020, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for cocoa, dairy, sugar, energy, packaging, nuts, grains and other ingredients costs, partially offset by lower costs for oils.

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

We expect price volatility and a higher aggregate cost environment to continue in 2021. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no significant off-balance sheet arrangements other than the contractual obligations discussed below.

Guarantees:
As discussed in Note 14, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2020, we had no material third-party guarantees recorded on our consolidated balance sheet.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:
The following table summarizes our contractual obligations at December 31, 2020.

	Payments Due
	Total	2021	2022-23	2024-25	2026 and Thereafter
	(in millions)
Debt (1)	$19,855	$2,669	$4,434	$3,081	$9,671
Interest expense (2)	4,194	427	705	556	2,506
Finance leases (3)	276	81	122	51	22
Operating leases	757	203	262	123	169
Purchase obligations: (4)
Inventory and production costs	6,612	3,750	2,314	473	75
Other	1,188	853	248	87	—
	32,882	7,983	8,085	4,371	12,443
U.S. tax reform transition liability (5)	936	95	247	497	97
Multiemployer pension plan withdrawal liability (6)	489	26	53	53	357
Other long-term liabilities (7)	208	33	33	34	108
Total	$34,515	$8,137	$8,418	$4,955	$13,005

(1)Amounts include the expected cash payments of our long-term debt, including the current portion and excluding finance leases, which are presented separately in the table above. The amounts also exclude $94 million of net unamortized non-cash bond premiums, discounts, bank fees and mark-to-market adjustments related to our interest rate swaps recorded in total debt.
(2)Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our non-U.S. dollar denominated debt was forecasted using currency exchange rates as of December 31, 2020.
(3)Amounts exclude imputed interest on finance leases of $20 million.
(4)Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5)In connection with U.S. tax reform, we estimate paying a total $1.3 billion transition tax liability through 2026. As of December 31, 2020, the amount outstanding was $0.9 billion. See Note 16, Income Taxes, for additional information on U.S. tax reform and its impact on our financial statements.
(6)During 2018, we executed a complete withdrawal liability from our most individually significant multiemployer pension plan. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years through 2039. See Note 11, Benefit Plans, for additional information on our multiemployer pension plan withdrawal liability.
(7)Other long-term liabilities in the table above include the long-term liabilities and any current portion of these obligations. We have included the estimated future benefit payments for our postretirement health care plans through December 31, 2030 of $172 million. We are unable to reliably estimate the timing of the payments beyond 2030; as such, they are excluded from the above table. There are also another $18 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, unrecognized tax benefits, insurance accruals and other accruals. As of December 31, 2020, our unrecognized tax benefit, including associated interest and penalties, classified as a long-term payable is $515 million. We currently expect to make approximately $236 million in contributions to our pension plans in 2021.

Equity and Dividends

Stock Plans:
See Note 12, Stock Plans, to the consolidated financial statements for more information on our stock plans and grant activity during 2018-2020.

Share Repurchases:
See Note 13, Capital Stock, to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities, for more information on our share repurchase program.

As of December 31, 2020, our Board of Director has authorized share repurchases up to $23.7 billion through December 31, 2023. Under this program, we have repurchased approximately $17.9 billion of shares through December 31, 2020 ($1.4 billion in 2020, $1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013), at a weighted-average cost of $40.57 per share.

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

Dividends:
We paid dividends of $1,678 million in 2020, $1,542 million in 2019 and $1,359 million in 2018. On July 28, 2020, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.315 per share of Class A Common Stock, an increase of 11 percent, which would be $1.26 per common share on an annualized basis. In 2019, our quarterly cash dividend increased from $0.26 to $0.285 per share of Class A Common Stock, an increase of 10 percent, and in 2018, our quarterly cash dividend increased from $0.22 to $0.26 per share of Class A Common Stock, an increase of 18 percent. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

For U.S. income tax purposes only, the Company has determined that 100% of the distributions paid to its shareholders in 2020 are characterized as a qualified dividend paid from U.S. earnings and profits. Shareholders should consult their tax advisors for a full understanding of the tax consequences of the receipt of dividends.

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
•Our emerging markets include our Latin America region in its entirety; the AMEA region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Turkey, Kazakhstan, Belarus, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
•Our developed markets include the entire North America region, the Europe region excluding the countries included in the emerging markets definition, and Australia, New Zealand and Japan from the AMEA region.
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

(1)    When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. During 2020, we added to the non-GAAP definitions the exclusion of costs associated with the JDE Peet's transaction. Refer to Note 7, Equity Method Investments, and Note 16, Income Taxes, for more information on the JDE Peet's transaction.
(2)    Divestitures include completed sales of businesses (including the partial or full sale of an equity method investment) and exits of major product lines upon completion of a sale or licensing agreement. As we record our share of KDP and JDE Peet’s ongoing earnings on a one-quarter lag basis, any KDP or JDE Peet’s ownership reductions are reflected as divestitures within our non-GAAP results the following quarter. See Note 2, Acquisitions and Divestitures, and Note 7, Equity Method Investments, for information on acquisitions and divestitures impacting the comparability of our results.
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
(10) We exclude the impact of the 2019 Swiss tax reform and 2017 U.S. tax reform. During the third quarter of 2019, Swiss Federal and Zurich Cantonal tax events drove our recognition of a Swiss tax reform net benefit to our results of operations. On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. We exclude these tax reform impacts from our Adjusted EPS as they do not reflect our ongoing tax obligations under the new tax reforms. Refer to Note 16, Income Taxes, for more information on our current year estimated annual effective tax rate and Swiss and U.S. tax reform.
(11) We have excluded our proportionate share of our equity method investees’ significant operating and non-operating items such as acquisition and divestiture related costs, restructuring program costs and discrete U.S. tax reform impacts, in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and significant operating and non-operating items each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ significant operating and non-operating items.

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

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$9,097	$17,484	$26,581	$9,675	$16,193	$25,868
Impact of currency	749	(112)	637	—	—	—
Impact of acquisitions	—	(445)	(445)	—	—	—
Impact of divestitures	—	—	—	(55)	—	(55)
Organic Net Revenue	$9,846	$16,927	$26,773	$9,620	$16,193	$25,813

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$9,675	$16,193	$25,868	$9,659	$16,279	$25,938
Impact of currency	651	503	1,154	—	—	—
Impact of acquisitions	—	(88)	(88)	—	—	—
Impact of divestitures	(55)	—	(55)	(126)	—	(126)
Organic Net Revenue	$10,271	$16,608	$26,879	$9,533	$16,279	$25,812

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; acquisition integration costs; acquisition and divestiture-related costs; operating income from divestiture; net gain from divestiture; costs associated with the JDE Peet's transaction; the remeasurement of net monetary position; impact from pension participation changes; impact from the resolution of tax matters; CEO transition remuneration and Swiss tax reform impact. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
	(in millions)
Operating Income	$3,853	$3,843	$10	0.3%
Simplify to Grow Program (1)	360	442	(82)
Intangible asset impairment charges (2)	144	57	87
Mark-to-market gains from derivatives (3)	(16)	(91)	75
Acquisition integration costs (4)	4	—	4
Acquisition-related costs (5)	15	3	12
Divestiture-related costs (5)	4	6	(2)
Operating income from divestiture (5)	—	(9)	9
Net gain on divestiture (5)	—	(44)	44
Costs associated with JDE Peet's transaction (6)	48	—	48
Remeasurement of net monetary position (7)	9	(4)	13
Impact from pension participation changes (8)	—	(35)	35
Impact from resolution of tax matters (9)	(20)	85	(105)
CEO transition remuneration (10)	—	9	(9)
Swiss tax reform impact (11)	—	2	(2)
Adjusted Operating Income	$4,401	$4,264	$137	3.2%
Unfavorable currency translation	59	—	59
Adjusted Operating Income (constant currency)	$4,460	$4,264	$196	4.6%

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
	(in millions)
Operating Income	$3,843	$3,312	$531	16.0%
Simplify to Grow Program (1)	442	626	(184)
Intangible asset impairment charges (2)	57	68	(11)
Mark-to-market gains from derivatives (3)	(91)	(141)	50
Acquisition integration costs (4)	—	3	(3)
Acquisition-related costs (5)	3	13	(10)
Divestiture-related costs (5)	6	(1)	7
Operating income from divestiture (5)	(9)	(19)	10
Net gain on divestiture (5)	(44)	—	(44)
Remeasurement of net monetary position (7)	(4)	11	(15)
Impact from pension participation changes (8)	(35)	423	(458)
Impact from resolution of tax matters (9)	85	(15)	100
CEO transition remuneration (10)	9	22	(13)
Swiss tax reform impact (11)	2	—	2
Adjusted Operating Income	$4,264	$4,302	$(38)	(0.9)%
Unfavorable currency translation	227	—	227
Adjusted Operating Income (constant currency)	$4,491	$4,302	$189	4.4%

(1)Refer to Note 8, Restructuring Program, for more information.
(2)Refer to Note 6, Goodwill and Intangible Assets, for more information on trademark impairments.
(3)Refer to Note 10, Financial Instruments, Note 18, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2020 acquisition of a significant majority interest in Give & Go and the June 7, 2018 acquisition of Tate's Bake Shop. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the acquisition of a biscuit business in Vietnam.
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2020 acquisition of a significant majority interest in Give & Go, the July 16, 2019 acquisition of a majority interest in Perfect Snacks, the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa and the June 7, 2018 acquisition of Tate's Bake Shop.
(6)Refer to Note 7, Equity Method Investments, for more information on the JDE Peet's transaction.
(7)Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(8)Refer to Note 11, Benefit Plans, for more information.
(9)Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.
(10)Refer to the Non-GAAP Financial Measures definition and related table notes.
(11)Refer to Note 16, Income Taxes, for more information on Swiss tax reform.

Adjusted EPS:
Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as gains/(losses) related to interest rate swaps; loss on debt extinguishment; Swiss tax reform net impacts; U.S. tax reform discrete net tax impact; gains or losses on equity method investment transactions; and our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.47	$2.69	$(0.22)	(8.2)%
Simplify to Grow Program (2)	0.20	0.24	(0.04)
Intangible asset impairment charges (2)	0.08	0.03	0.05
Mark-to-market gains from derivatives (2)	(0.01)	(0.05)	0.04
Acquisition-related costs (2)	0.01	—	0.01
Net earnings from divestitures (2)	(0.02)	(0.05)	0.03
Net gain on divestiture (2)	—	(0.03)	0.03
Costs associated with JDE Peet's transaction (2)	0.20	—	0.20
Remeasurement of net monetary position (2)	0.01	—	0.01
Impact from pension participation changes (2)	0.01	(0.02)	0.03
Impact from resolution of tax matters (2)	(0.02)	0.05	(0.07)
CEO transition remuneration (2)	—	0.01	(0.01)
Loss related to interest rate swaps (3)	0.05	0.08	(0.03)
Loss on debt extinguishment (4)	0.10	—	0.10
Swiss tax reform net impacts (2)	—	(0.53)	0.53
(Gain)/loss on equity method investment transactions (6)	(0.55)	0.01	(0.56)
Equity method investee items (7)	0.06	0.03	0.03
Adjusted EPS	$2.59	$2.46	$0.13	5.3%
Unfavorable currency translation	0.03	—	0.03
Adjusted EPS (constant currency)	$2.62	$2.46	$0.16	6.5%

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.69	$2.23	$0.46	20.6%
Simplify to Grow Program (2)	0.24	0.32	(0.08)
Intangible asset impairment charges (2)	0.03	0.03	—
Mark-to-market gains from derivatives (2)	(0.05)	(0.09)	0.04
Acquisition-related costs (2)	—	0.01	(0.01)
Net earnings from divestitures (2)	(0.05)	(0.04)	(0.01)
Net gain on divestiture (2)	(0.03)	—	(0.03)
Remeasurement of net monetary position (2)	—	0.01	(0.01)
Impact from pension participation changes (2)	(0.02)	0.22	(0.24)
Impact from resolution of tax matters (2)	0.05	(0.01)	0.06
CEO transition remuneration (2)	0.01	0.01	—
Net loss/(gain) related to interest rate swaps (3)	0.08	(0.01)	0.09
Loss on debt extinguishment (4)	—	0.07	(0.07)
Swiss tax reform net impacts (2)	(0.53)	—	(0.53)
U.S. tax reform discrete net tax expense (5)	—	0.01	(0.01)
Loss/(gain) on equity method investment transactions (6)	0.01	(0.39)	0.40
Equity method investee items (7)	0.03	(0.01)	0.04
Adjusted EPS	$2.46	$2.36	$0.10	4.2%
Unfavorable currency translation	0.16	—	0.16
Adjusted EPS (constant currency)	$2.62	$2.36	$0.26	11.0%

(1)     The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•2020 taxes for the: Simplify to Grow Program were $(81) million, intangible asset impairment charges were $(33) million, mark-to-market gains from derivatives were $8 million, acquisition-related costs were zero, net earnings from divestitures were $5 million, costs associated with the JDE Peet's transaction were $250 million, loss on remeasurement of net monetary position were zero, impact from pension participation changes were $(2) million, impact from resolution of tax matters were $16 million, net loss related to interest rate swaps were $(24) million, loss on debt extinguishment were $(46) million, gains on equity method investment transactions were $202 million and equity method investee items were $(10) million.
•2019 taxes for the: Simplify to Grow Program were $(103) million, intangible asset impairment charges were $(14) million, mark-to-market gains from derivatives were $19 million, net earnings from divestitures were $7 million, net gain on divestiture were $3 million, impact from pension participation changes were $8 million, impact from resolution of tax matters were $(21) million, CEO transition remuneration were zero, net loss related to interest rate swaps were zero, Swiss tax reform were $(769) million, net loss on equity method investment transactions were $6 million and equity method investee items were $(9) million.
•2018 taxes for the: Simplify to Grow Program were $(156) million, intangible asset impairment charges were $(16) million, mark-to-market gains from derivatives were $10 million, acquisition-related costs were $(3) million, net earnings from divestitures were $9 million, impact from pension participation changes were $(108) million, impact from resolution of tax matters were $(6) million, CEO transition remuneration were $(5) million, net gain related to interest rate swaps were $2 million, loss on debt extinguishment were $(35) million, U.S. tax reform were $19 million, gain on equity method investment transaction were $192 million and equity method investee items were $15 million.
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
(6)     Refer to Note 7, Equity Method Investments, for more information on gains and losses on equity method investment transactions.
(7)     Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Operating Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting.

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and unforeseen conditions such as the current COVID-19 pandemic. To manage input cost volatility, we enter into forward purchase agreements and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to London Interbank Offered Rates (“LIBOR”). The Financial Conduct Authority in the United Kingdom plans to phase out LIBOR by the end of 2021. We do not anticipate a significant impact to our financial position from the planned phase out of LIBOR given our current mix of variable and fixed-rate debt. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For more information on our 2020 debt activity, see Note 9, Debt and Borrowing Arrangements.

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

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2020 and 2019, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2020 and December 31, 2019, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/20	Average	High	Low	At 12/31/20	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$91	$142	$308	$76
Foreign currency rates	$16	$20	$31	$16
Commodity prices	6	25	42	6
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/19	Average	High	Low	At 12/31/19	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$86	$70	$97	$49
Foreign currency rates	$15	$19	$25	$15
Commodity prices	11	13	14	11

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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mondelēz International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mondelēz International, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule for each of the three years in the period ended December 31, 2020 listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for a certain equity method investment in 2020 and the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Give & Go from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Give & Go from our audit of internal control over financial reporting. Give & Go is a majority-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Indefinite-Life Intangible Assets Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-life intangible asset balance was $17.5 billion as of December 31, 2020. At least annually management assesses indefinite-life intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of the indefinite-life intangible assets. If significant potential impairment risk exists for a specific asset, management quantitatively tests the asset for impairment by comparing its estimated fair value with its carrying value. Management estimates fair value using several accepted valuation methods, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates.

The principal considerations for our determination that performing procedures relating to the indefinite-life intangible asset impairment assessment is a critical audit matter are the significant judgment by management when developing the fair value measurement of the indefinite-life intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s fair value estimates and significant assumptions, related to estimates of future sales, earnings growth rates, royalty rates, and discount rates for certain indefinite-life intangible assets. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the indefinite-life intangible asset impairment assessment, including controls over the determination of the fair values of certain of the Company’s indefinite-life intangible assets as part of the annual impairment assessment. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the valuation methods; testing the completeness and accuracy of underlying data used in the valuation methods; and evaluating the significant assumptions used by management related to the estimates of future sales, earnings growth rates, royalty rates, and discount rates. Evaluating management’s assumptions related to estimates of future sales and earnings growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the indefinite-life intangible assets, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and the royalty rates and discount rates significant assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 5, 2021

We have served as the Company’s auditor since 2001.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Years Ended December 31
(in millions of U.S. dollars, except per share data)

	2020	2019	2018
Net revenues	$26,581	$25,868	$25,938
Cost of sales	16,135	15,531	15,586
Gross profit	10,446	10,337	10,352
Selling, general and administrative expenses	6,098	6,136	6,475
Asset impairment and exit costs	301	228	389
Net gain on divestiture	—	(44)	—
Amortization of intangible assets	194	174	176
Operating income	3,853	3,843	3,312
Benefit plan non-service income	(138)	(60)	(50)
Interest and other expense, net	608	456	520
Earnings before income taxes	3,383	3,447	2,842
Income tax provision	(1,224)	(2)	(773)
Gain/(loss) on equity method investment transactions	989	(2)	778
Equity method investment net earnings	421	501	484
Net earnings	3,569	3,944	3,331
Noncontrolling interest earnings	(14)	(15)	(14)
Net earnings attributable to Mondelēz International	$3,555	$3,929	$3,317
Per share data:
Basic earnings per share attributable to Mondelēz International	$2.48	$2.72	$2.25
Diluted earnings per share attributable to Mondelēz International	$2.47	$2.69	$2.23
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
For the Years Ended December 31
(in millions of U.S. dollars)

	2020	2019	2018
Net earnings	$3,569	$3,944	$3,331
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(322)	300	(910)
Pension and other benefit plans	(153)	133	331
Derivative cash flow hedges	52	(45)	(54)
Total other comprehensive earnings/(losses)	(423)	388	(633)
Comprehensive earnings	3,146	4,332	2,698
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	27	13	12
Comprehensive earnings attributable to Mondelēz International	$3,119	$4,319	$2,686
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Balance Sheets, as of December 31
(in millions of U.S. dollars, except share data)

	2020	2019
ASSETS
Cash and cash equivalents	$3,619	$1,291
Trade receivables (net of allowances of $42 at December 31, 2020 and $35 at December 31, 2019)	2,297	2,212
Other receivables (net of allowances of $42 at December 31, 2020 and $44 at December 31, 2019)	657	715
Inventories, net	2,647	2,546
Other current assets	759	866
Total current assets	9,979	7,630
Property, plant and equipment, net	9,026	8,733
Operating lease right of use assets	638	568
Goodwill	21,895	20,848
Intangible assets, net	18,482	17,957
Prepaid pension assets	672	516
Deferred income taxes	790	726
Equity method investments	6,036	7,178
Other assets	292	359
TOTAL ASSETS	$67,810	$64,515
LIABILITIES
Short-term borrowings	$29	$2,638
Current portion of long-term debt	2,741	1,581
Accounts payable	6,209	5,853
Accrued marketing	2,130	1,836
Accrued employment costs	834	769
Other current liabilities	3,216	2,645
Total current liabilities	15,159	15,322
Long-term debt	17,276	14,207
Long-term operating lease liabilities	470	403
Deferred income taxes	3,346	3,338
Accrued pension costs	1,257	1,190
Accrued postretirement health care costs	346	387
Other liabilities	2,302	2,351
TOTAL LIABILITIES	40,156	37,198
Commitments and Contingencies (Note 14)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at December 31, 2020 and December 31, 2019)	—	—
Additional paid-in capital	32,070	32,019
Retained earnings	28,402	26,615
Accumulated other comprehensive losses	(10,690)	(10,254)
Treasury stock, at cost (577,363,557 shares at December 31, 2020 and 561,531,524 shares at December 31, 2019)	(22,204)	(21,139)
Total Mondelēz International Shareholders’ Equity	27,578	27,241
Noncontrolling interest	76	76
TOTAL EQUITY	27,654	27,317
TOTAL LIABILITIES AND EQUITY	$67,810	$64,515
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Balances at January 1, 2018	$—	$31,915	$22,598	$(10,013)	$(18,555)	$80	$26,025
Comprehensive earnings/(losses):
Net earnings	—	—	3,317	—	—	14	3,331
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(631)	—	(2)	(633)
Exercise of stock options and issuance of other stock awards	—	46	(118)	—	364	—	292
Common Stock repurchased	—	—	—	—	(1,994)	—	(1,994)
Cash dividends declared ($0.96 per share)	—	—	(1,409)	—	—	—	(1,409)
Dividends paid on noncontrolling interest and other activities	—	—	6	—	—	(16)	(10)
Balances at December 31, 2018	$—	$31,961	$24,394	$(10,644)	$(20,185)	$76	$25,602
Comprehensive earnings/(losses):
Net earnings	—	—	3,929	—	—	15	3,944
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	390	—	(2)	388
Exercise of stock options and issuance of other stock awards	—	58	(132)	—	545	—	471
Common Stock repurchased	—	—	—	—	(1,499)	—	(1,499)
Cash dividends declared ($1.09 per share)	—	—	(1,576)	—	—	—	(1,576)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(13)	(13)
Balances at December 31, 2019	$—	$32,019	$26,615	$(10,254)	$(21,139)	$76	$27,317
Comprehensive earnings/(losses):
Net earnings	—	—	3,555	—	—	14	3,569
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(436)	—	13	(423)
Exercise of stock options and issuance of other stock awards	—	51	(59)	—	336	—	328
Common Stock repurchased	—	—	—	—	(1,401)	—	(1,401)
Cash dividends declared ($1.20 per share)	—	—	(1,718)	—	—	—	(1,718)
Dividends paid on noncontrolling interest and other activities	—	—	9	—	—	(27)	(18)
Balances at December 31, 2020	$—	$32,070	$28,402	$(10,690)	$(22,204)	$76	$27,654
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions of U.S. dollars)

	2020	2019	2018
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$3,569	$3,944	$3,331
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,116	1,047	811
Stock-based compensation expense	126	135	128
U.S. tax reform transition tax/(benefit)	—	5	(38)
Deferred income tax (benefit)/provision	(70)	(631)	233
Asset impairments and accelerated depreciation	136	109	141
Loss on early extinguishment of debt	185	—	140
Net gain on divestitures	—	(44)	—
Net loss/(gain) on equity method investment transactions	(989)	2	(778)
Equity method investment net earnings	(421)	(501)	(484)
Distributions from equity method investments	246	250	180
Other non-cash items, net	243	97	381
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	59	124	257
Inventories, net	(24)	31	(204)
Accounts payable	436	4	236
Other current assets	(207)	(77)	(25)
Other current liabilities	(208)	(362)	(136)
Change in pension and postretirement assets and liabilities, net	(233)	(168)	(225)
Net cash provided by operating activities	3,964	3,965	3,948
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(863)	(925)	(1,095)
Acquisitions, net of cash received	(1,136)	(284)	(528)
Proceeds from divestitures including equity method investments	2,489	167	1
Proceeds from sale of property, plant and equipment and other	10	82	398
Net cash provided by/(used in) investing activities	500	(960)	(1,224)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	677	1,306	3,981
Repayments of commercial paper, maturities greater than 90 days	(1,174)	(2,367)	(2,856)
Net issuances/(repayments) of other short-term borrowings	(2,116)	524	(1,413)
Long-term debt proceeds	7,213	3,136	2,948
Long-term debt repayments	(3,878)	(2,677)	(1,821)
Repurchases of Common Stock	(1,390)	(1,480)	(2,020)
Dividends paid	(1,678)	(1,542)	(1,359)
Other	131	313	211
Net cash used in financing activities	(2,215)	(2,787)	(2,329)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	73	10	(56)
Cash, cash equivalents and restricted cash:
Increase/(decrease)	2,322	228	339
Balance at beginning of period	1,328	1,100	761
Balance at end of period	$3,650	$1,328	$1,100
Cash paid:
Interest	$413	$486	$491
Income taxes	$1,264	$981	$864

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

Principles of Consolidation:
The consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries, except our Venezuelan subsidiaries which were deconsolidated in 2015. All intercompany transactions are eliminated. The noncontrolling interest represents the noncontrolling investors’ interests in the results of subsidiaries that we control and consolidate. We account for investments over which we exercise significant influence under the equity method of accounting. Investments over which we do not have significant influence or control are not material and as there is no readily determinable fair value for the equity interests, these investments are carried at cost with changes in the investment recognized to the extent cash is received.

Use of Estimates:
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and assumptions that affect a number of amounts in our consolidated financial statements. Significant accounting policy elections, estimates and assumptions include, among others, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, restructuring program liabilities, marketing program accruals, insurance and self-insurance reserves, pension and benefit plan assumptions and income taxes. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the global economic environment and the impact of COVID-19, our estimates could be significantly different than future performance. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries and changed their functional currency from the Argentinean peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinean pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of December 31, 2020, our Argentinean operations had

$3 million of Argentinean peso denominated net monetary liabilities. Our Argentinean operations contributed $335 million, or 1.3% of consolidated net revenues in 2020. We recorded a remeasurement loss of $9 million in 2020, a remeasurement gain of $4 million in 2019 and a remeasurement loss of $11 million in 2018 within selling, general and administrative expenses related to the revaluation of the Argentinean peso denominated net monetary position over these periods.

Brexit. On January 31, 2020, the United Kingdom began the withdrawal process from the European Union under a E.U. and U.K. Parliament approved Withdrawal Agreement. During a transition period scheduled to end on December 31, 2020, the U.K. effectively remained in the E.U.’s customs union and single market while a new trade deal with the E.U. was negotiated. On December 24, 2020, both sides reached an agreement on a new trade arrangement that became effective on January 1, 2021. Main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. so long as we meet prescribed trade terms. We will also need to meet product and labeling standards for both the U.K. and E.U. and we have already begun to introduce these changes gradually. The U.K. may also set its own trade policies with countries such as the United States, Australia and New Zealand that currently do not have free trade agreements with the E.U. Cross-border trade between the U.K. and E.U. will be subject to new customs regulations, documentation and reviews. We have been taking protective measures to limit disruptions to our supply chain and sales to limit potential negative impacts on our results of operations, financial condition and cash flows. We continue to increase our resources in customer service & logistics as well as in our factories and on our customs support teams. We are adapting our systems and processes for new and increased customs transactions. We continue to enhance resilience plans to aid in dealing with anticipated border delays. We are working to address new regulatory requirements such as packaging changes. Also, we continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the U.K. Any disagreements on trade terms or supply chain or distribution delays or other disruptions could negatively affect our U.K. business. In 2020, we generated 9.0% of our net revenues in the U.K.

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

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also had restricted cash within other current assets of $31 million as of December 31, 2020 and $37 million as of December 31, 2019. Total cash, cash equivalents and restricted cash was $3,650 million as of December 31, 2020 and $1,328 million as of December 31, 2019.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2020	$(35)	$(44)	$(14)
Current period provision for expected credit losses	(10)	(1)	(1)
Write-offs charged against the allowance	2	2	—
Currency	1	1	3
Balance at December 31, 2020	$(42)	$(42)	$(12)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have nonrecourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $760 million as of December 31, 2020, $760 million as of December 31, 2019 and $819 million as of December 31, 2018. The incremental costs of factoring receivables under these arrangements were approximately $10 million in each of the years presented. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statements of cash flows.

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

We review long-lived assets, including definite-life intangible assets, for realizability on an ongoing basis. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. We also review for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, we perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any significant impairment losses would be recorded within asset impairment and exit costs in the consolidated statements of earnings.

Leases:
On January 1, 2019, we adopted the new lease accounting standard. We recorded $710 million of lease related assets and $730 million of lease related liabilities on our consolidated balance sheet as of January 1, 2019. The transition method we elected for adoption included recording a cumulative effect adjustment to retained earnings as of January 1, 2019, which was not material.

We determine whether a contract is or contains a lease at contract inception. Our policy is to not recognize right-of-use ("ROU") assets and lease liabilities for short-term operating leases with terms of 12 months or less. Long-term operating lease ROU assets and long-term operating lease liabilities are presented separately and operating lease liabilities payable in the next twelve months are recorded in other current liabilities. Finance lease ROU assets are presented in property, plant and equipment and the related finance lease liabilities are presented in the current portion of long-term debt and long-term debt.

Lease ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives received and initial direct costs incurred. Lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. The non-recurring fair value measurement is classified as Level 3 as no fair value inputs are observable. As the rate implicit in the lease is not readily determinable in most of our leases, we use our country-specific incremental borrowing rate based on the lease term using information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Many of our leases contain non-lease components (e.g. product costs, common-area or other maintenance costs) that relate to the lease components of the agreement. Non-lease components and the lease components to which they relate are accounted for as a single lease component.

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

Goodwill and Indefinite-Life Intangible Assets:
We test goodwill and indefinite-life intangible assets for impairment on an annual basis on July 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method that incorporates planned growth rates, market-based discount rates and estimates of residual value. In 2020, we performed a quantitative annual test. For our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 6.1% to discount the projected cash flows of those operations, and for our Latin America and AMEA reporting units, we used a risk-rated discount rate of 9.1%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.

Annually we assess indefinite-life intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these intangible assets. If significant potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We determine estimated fair value using estimates of future sales, earnings growth rates, royalty rates and discount rates. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value. We amortize definite-life intangible assets over their estimated useful lives and evaluate them for impairment as we do other long-lived assets.

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

Marketing, Advertising and Research and Development:
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. For interim reporting purposes, advertising, consumer promotion and marketing research expenses are charged to operations as a percentage of volume, based on estimated sales volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheet and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $1,376 million in 2020, $1,208 million in 2019 and $1,173 million in 2018. We expense product research and development costs as incurred. Research and development expense was $332 million in 2020, $351 million in 2019 and $362 million in 2018. We record marketing and advertising as well as research and development expenses within selling, general and administrative expenses.

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

We use derivatives instruments such as cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. The after-tax gain/(loss) on these net investment hedge contracts is recorded in the cumulative translation adjustment section of other comprehensive income and the pre-tax impacts of the cash flows from these contracts are reported as other investing activities in the consolidated statement of cash flows.

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

In August 2018, the FASB issued an ASU that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. On January 1, 2020, we adopted the standard on a prospective basis and the standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. We adopted this standard and reflected the changes within our benefit plan disclosures. This standard did not have an impact on our consolidated financial statements.

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

Reclassifications:
Certain amounts previously reported have been reclassified to conform to current-year presentation. During the second quarter of 2020, in connection with the JDE Peet's (as defined below) transaction (refer to Note 7, Equity Method Investments), we changed our accounting principle to reflect our share of Jacobs Douwe Egberts ("JDE") historical results and JDE Peet's ongoing results on a one-quarter lag basis while we continue to record dividends when cash is received. This change was applied retrospectively to all periods presented.

Note 2. Acquisitions and Divestitures

On January 4, 2021, we acquired the remaining 93% of equity of Hu Master Holdings, a category leader in premium chocolate in the United States, for closing cash consideration of approximately $231 million and the potential for a contingent consideration payment based on the future performance of the acquired company.

On April 1, 2020, we acquired a majority interest in Give & Go, a North American leader in fully-finished sweet baked goods and owner of the famous two-bite® brand of brownies and the Create-A-Treat® brand, known for cookie and gingerbread house decorating kits. The acquisition of Give & Go provides access to the in-store bakery channel and expands our position in broader snacking. The purchase consideration for Give & Go totaled $1,136 million, net of cash received. We are working to complete the valuation and have recorded a preliminary purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as follows:

(in millions)
Receivables	$29
Inventory	38
Other current assets	5
Property, plant and equipment	136
Operating right of use assets	61
Definite-life intangible assets	511
Indefinite-life intangible assets	42
Goodwill	531
Assets acquired	$1,353
Current liabilities	41
Deferred tax liabilities	92
Long-term operating lease liabilities	56
Long-term debt	6
Long-term other liabilities	19
Total purchase price	$1,139
Less: cash received	3
Net Cash Paid	$1,136

Within definite-life intangible assets, we allocated $416 million to customer relationships which have an estimated useful life of 17 years. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value for customer relationships at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates.

The acquisition added incremental net revenues of $390 million and operating income of $24 million in 2020. We incurred acquisition-related costs of $15 million during 2020.

On July 16, 2019, we acquired a majority interest in a U.S. refrigerated nutrition bar company, Perfect Snacks, within our North America segment for $284 million cash paid, net of cash received, and expanded our position in broader snacking. During the first quarter of 2020, we finalized the purchase price allocation of $31 million to definite-life intangible assets, $107 million to indefinite-life intangible assets, $150 million to goodwill, $1 million to property, plant and equipment, $12 million to inventory, $8 million to accounts receivable, $13 million to current liabilities, $3 million to deferred tax liabilities and $9 million to other liabilities. Through the one-year anniversary of the acquisition, Perfect Snacks added incremental net revenues of $55 million and an immaterial amount of incremental operating income in 2020.

On May 28, 2019, we completed the sale of most of our cheese business in the Middle East and Africa to Arla Foods of Denmark. In 2019, we received cash proceeds of $161 million and divested $19 million of current assets and $96 million of non-current assets. During 2019, we recorded a net pre-tax gain of $44 million on the sale. The divestiture resulted in year-over-year declines in net revenues of $55 million and operating income of $9 million during 2020. We incurred divestiture-related costs of $4 million in 2020 and $6 million in 2019.

On June 7, 2018, we acquired a U.S. premium biscuit company, Tate’s Bake Shop, within our North America segment and extended our premium biscuit offering. During the second quarter of 2018, we paid $528 million, net of cash received, and during the second quarter of 2019, we finalized the purchase price at $527 million. The purchase price allocation included $45 million to definite-life intangible assets, $205 million to indefinite-life intangible assets, $297 million to goodwill, $16 million to property, plant and equipment, $5 million to inventory, $9 million to accounts receivable, $7 million to current liabilities and $43 million to deferred tax liabilities. Through the one-year anniversary of the acquisition, Tate's added incremental net revenues of $35 million and an immaterial amount of incremental operating income in 2019.

Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Raw materials	$718	$707
Finished product	2,059	1,953
	2,777	2,660
Inventory reserves	(130)	(114)
Inventories, net	$2,647	$2,546

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Land and land improvements	$422	$422
Buildings and building improvements	3,252	3,140
Machinery and equipment	12,053	11,295
Construction in progress	628	680
	16,355	15,537
Accumulated depreciation	(7,329)	(6,804)
Property, plant and equipment, net	$9,026	$8,733

Capital expenditures as presented on the statement of cash flow were $0.9 billion, $0.9 billion and $1.1 billion for the years ending December 31, 2020, 2019 and 2018 and excluded $275 million, $334 million and $331 million for accrued capital expenditures not yet paid.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal within asset impairment and exit costs on the consolidated statements of earnings and within the segment results as follows (refer to Note 8, Restructuring Program):

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Latin America	$(12)	$—	$25
AMEA	(7)	(2)	5
Europe	5	46	15
North America	1	5	13
Corporate	—	1	1
Total	$(13)	$50	$59

Note 5. Leases

We have operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. Our leases have remaining lease terms of 1 to 19 years, some of which include options to extend the leases for up to 6 years. We assume the majority of our termination options will not be exercised when determining the lease term of our leases. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases, with the exception of some fleet leases. Some of our leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payment leases are not included in our recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in our lease assets and liabilities based on the indices or rates as of lease commencement.

The components of lease costs were as follows:

	For the Years Ended December 31,
	2020	2019
	(in millions)
Operating lease cost	$236	$222

Finance lease cost:
Amortization of right-of-use assets	60	29
Interest on lease liabilities	7	4

Short-term lease cost	26	39
Variable lease cost	442	474

Sublease income	(7)	(6)

Total lease cost	$764	$762

Rent expenses under prior lease accounting rules (ASC 840) recorded in continuing operations were $260 million in 2018.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(236)	$(234)
Operating cash flows from finance leases	(7)	(4)
Financing cash flows from finance leases	(56)	(27)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$208	$95
Finance leases	180	99

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2020	2019
	(in millions)
Operating Leases:
Operating lease right-of-use assets, net of amortization	$638	$568

Other current liabilities	$190	$178
Long-term operating lease liabilities	470	403
Total operating lease liabilities	$660	$581

Finance Leases:
Finance leases, net of amortization (within property, plant & equipment)	$252	$122

Current portion of long-term debt	$74	$32
Long-term debt	182	91
Total finance lease liabilities	$256	$123

Weighted Average Remaining Lease Term
Operating leases	6.3 years	5.2 years
Finance leases	4.4 years	4.6 years

Weighted Average Discount Rate
Operating leases	3.2%	3.5%
Finance leases	3.2%	3.7%

Maturities of lease liabilities were as follows:

	As of December 31, 2020
	Operating Leases	Finance Leases
	(in millions)
Year Ending December 31:
2021	$203	$81
2022	155	71
2023	107	51
2024	72	33
2025	51	18
Thereafter	169	22
Total future undiscounted lease payments	$757	$276
Less imputed interest	(97)	(20)
Total reported lease liability	$660	$256

Note 6. Goodwill and Intangible Assets

Goodwill by operating segment was:

	As of December 31,
	2020	2019
	(in millions)
Latin America	$706	$818
AMEA	3,250	3,151
Europe	8,038	7,523
North America	9,901	9,356
Goodwill	$21,895	$20,848

Intangible assets consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Indefinite-life intangible assets	$17,492	$17,296
Definite-life intangible assets	2,907	2,374
	20,399	19,670
Accumulated amortization	(1,917)	(1,713)
Intangible assets, net	$18,482	$17,957

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $194 million in 2020, $174 million in 2019 and $176 million in 2018. For the next five years, we estimate annual amortization expense of approximately $125 million next year, approximately $115 million in years two to four and approximately $100 million in year five, reflecting December 31, 2020 exchange rates.

Changes in goodwill and intangible assets consisted of:

	2020		2019
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1	$20,848	$19,670	$20,725	$19,529
Changes due to:
Currency	516	320	17	60
Divestitures	—	—	(43)	—
Acquisitions	531	553	149	138
Asset impairments	—	(144)	—	(57)
Balance at December 31	$21,895	$20,399	$20,848	$19,670

Changes to goodwill and intangibles were:
•Divestitures – During the second quarter of 2019, we divested the net assets of most of our cheese business in the Middle East and Africa to Arla Foods of Denmark resulting in a goodwill decrease of $43 million. See Note 2, Acquisitions and Divestitures, for additional information.
•Acquisitions – In connection with our acquisition of a majority interest in Give & Go during the second quarter of 2020, we recorded a preliminary purchase price allocation of $531 million to goodwill and $553 million to intangible assets. In connection with the acquisition of Perfect Snacks during the third quarter of 2019, we recorded a purchase price allocation of $150 million to goodwill and $138 million to intangible assets. During 2019, we also finalized the purchase price allocation for the 2018 acquisition of Tate’s Bake Shop, resulting in a $1 million adjustment to goodwill. See Note 2, Acquisitions and Divestitures, for additional information.
•Asset impairments – As further discussed below, we recorded $144 million of intangible asset impairments in 2020 and $57 million in 2019.

In 2020, 2019 and 2018, there were no goodwill impairments and each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

In 2020, we recorded $144 million of intangible asset impairment charges related to eight brands. We recorded charges related to gum, chocolate, biscuits and candy brands of $83 million in North America, $53 million in Europe, $5 million in AMEA and $3 million in Latin America. We also identified nine brands, including the eight impaired trademarks, with $753 million of aggregate book value as of December 31, 2020 that each had a fair value in excess of book value of 10% or less. We continue to monitor our brand performance, particularly in light of the significant uncertainty due to the COVID-19 pandemic and related impacts to our business. If the brand earnings expectations, including the timing of the expected recovery from the COVID-19 pandemic impacts, are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2019, we recorded $57 million of impairment charges for gum, chocolate, biscuits and candy brands of $39 million in Europe, $15 million in AMEA and $3 million in Latin America. In 2018, we recorded $68 million of impairment charges for gum, chocolate, biscuits and candy brands of $45 million in Europe, $14 million in North America and $9 million in AMEA.

Note 7. Equity Method Investments

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

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Keurig Dr Pepper Inc. (NASDAQ: "KDP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. As of December 31, 2020, we owned 22.9%, 8.4%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $6,036 million as of December 31, 2020 and $7,178 million as of December 31, 2019. We recorded equity earnings and cash dividends of $421 million and $246 million in 2020, equity earnings and cash dividends of $501 million and $250 million in 2019 and equity earnings and cash dividends of $484 million and $180 million in 2018.

Based on the quoted closing prices as of December 31, 2020, the combined fair value of our publicly-traded investments in JDEP and KDP was $8.9 billion, and for each investment, its fair value exceeded its carrying value.

JDE / Keurig Exchange:
On March 7, 2016, we exchanged a portion of our 43.5% JDE equity interest for a new equity interest in Keurig Green Mountain, Inc. ("Keurig"). Following the transaction, our JDE equity interest became 26.5% and our new Keurig equity interest was 24.2%. During 2016, we recorded the difference between the $2.0 billion fair value of Keurig and our basis in the exchanged JDE shares as a gain of $43 million. During 2019, we determined an adjustment to accumulated other comprehensive losses related to our JDE investment was required, which reduced our previously reported gain by $29 million. We recorded the adjustment as a loss on equity method transactions.

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

During 2019, we recognized a pre-tax gain of $23 million (or $18 million after-tax) related to the impact of a KDP acquisition that decreased our ownership interest from 13.8% to 13.6%.

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

On November 17, 2020, we participated in a secondary offering of KDP shares and sold approximately 40.0 million shares, which reduced our ownership interest by 2.8% to 8.4% of the total outstanding shares. We received

$1,132 million of proceeds and recorded a pre-tax gain of $459 million (or $350 million after-tax) during the fourth quarter of 2020.

We hold two director positions on the KDP board as well as additional governance rights. As we continue to have significant influence, we continue to account for our investment in KDP under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows.

JDE Peet’s Transaction:
In May 2020, JDE Peet’s B.V. (renamed JDE Peet’s N.V. immediately prior to Settlement (as defined below), “JDE Peet’s”) consummated the offering, listing and trading of its ordinary shares on Euronext Amsterdam, a regulated market operated by Euronext Amsterdam N.V. (the “admission”). In connection with this transaction, JDE Peet’s and the selling shareholders, including us, agreed to sell at a price of €31.50 per ordinary share a total of approximately 82.1 million ordinary shares, including ordinary shares subject to an over-allotment option. The ordinary shares were listed and first traded on May 29, 2020, and payment for, and delivery of, the ordinary shares sold in the offering (excluding ordinary shares subject to the over-allotment option) took place on June 2, 2020 (“Settlement”).

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

The following tables show the primary line items on the consolidated statements of earnings and comprehensive earnings and the consolidated balance sheet that changed as a result of the reporting lag for JDE Peet's. The consolidated statements of cash flow and equity were also updated to reflect these changes.

	For the Years Ended
	December 31, 2019		December 31, 2018
	As Reported	As Recast	As Reported	As Recast
	(in millions, except per share data)
Statements of Earnings
Equity method investment net earnings	$442	$501	$548	$484
Net earnings	3,885	3,944	3,395	3,331
Net earnings attributable to Mondelēz International	3,870	3,929	3,381	3,317
Earnings per share attributable to Mondelēz International:
Basic EPS	$2.68	$2.72	$2.30	$2.25
Diluted EPS	$2.65	$2.69	$2.28	$2.23

Statements of Other Comprehensive Earnings
Currency translation adjustment	$299	$300	$(865)	$(910)
Pension and other benefit plans	116	133	284	331
Derivative cash flow hedges	(45)	(45)	(54)	(54)
Total other comprehensive earnings/(losses)	370	388	(635)	(633)
Comprehensive earnings/(losses) attributable to Mondelēz International	4,242	4,319	2,748	2,686

	As of December 31, 2019
	As Reported	As Recast
	(in millions)
Balance Sheet
Equity method investments	$7,212	$7,178
Total assets	64,549	64,515
Retained earnings	26,653	26,615
Accumulated other comprehensive losses	(10,258)	(10,254)
Total Mondelēz International shareholders' equity	27,275	27,241
Total equity	27,351	27,317

Summary Financial Information for Equity Method Investments:
Summarized financial information related to our equity method investments is reflected below. The tables below reflect the adjustments noted above for the JDE and JDEP one-quarter lag.

	As of December 31,
	2020	2019
	(in millions)
Current assets	$5,922	$5,523
Noncurrent assets	72,941	69,587
Total assets	$78,863	$75,110
Current liabilities	$11,784	$9,823
Noncurrent liabilities	27,752	28,193
Total liabilities	$39,536	$38,016
Equity attributable to shareowners of investees	$39,161	$37,058
Equity attributable to noncontrolling interests	166	36
Total net equity of investees	$39,327	$37,094
Mondelēz International ownership interests	8-50%	13-50%
Equity method investments (1)	$6,036	$7,178

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net revenues	$20,112	$19,361	$14,419
Gross profit	9,856	9,781	5,989
Income from continuing operations	2,078	2,216	1,753
Net income	2,078	2,216	1,753
Net income attributable to investees	$2,070	$2,206	$1,742
Mondelēz International ownership interests	8-50%	13-50%	13-50%
Mondelēz International share of investee net income	$421	$501	$472
Keurig shareholder loan interest income	—	—	12
Equity method investment net earnings	$421	$501	$484

(1)Includes a basis difference of approximately $519 million as of December 31, 2020 and $333 million as of December 31, 2019 between the U.S. GAAP accounting basis for our equity method investments and the U.S. GAAP accounting basis of our investees’ equity.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $4.7 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the years ended December 31, 2020 and 2019 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability Balance, January 1, 2019	$373	$—	$373
Charges	125	51	176
Cash spent	(162)	—	(162)
Non-cash settlements/adjustments	(31)	(51)	(82)
Currency	(4)	—	(4)
Liability Balance, December 31, 2019	$301	$—	$301
Charges	168	(12)	156
Cash spent	(169)	—	(169)
Non-cash settlements/adjustments	(6)	12	6
Currency	10	—	10
Liability Balance, December 31, 2020	$304	$—	$304

(1) Includes gains as a result of assets sold which are included in the restructuring program

•We recorded restructuring charges of $156 million in 2020, $176 million in 2019 and $316 million in 2018 within asset impairment and exit costs and benefit plan non-service income.
•We spent $169 million in 2020 and $162 million in 2019 in cash severance and related costs.
•In 2020, we recognized a gain on sale of assets included in the restructuring program, partially offset by non-cash asset write-downs (including accelerated depreciation and asset impairments), non-cash pension settlement losses (See Note 11, Benefit Plans) and other non-cash adjustments totaling $6 million. In 2019, we recognized non-cash asset write-downs (including accelerated depreciation and asset impairments), non-cash pension settlement losses and other non-cash adjustments totaling $82 million.
•At December 31, 2020, $260 million of our net restructuring liability was recorded within other current liabilities and $44 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $207 million in 2020, $272 million in 2019 and $315 million in 2018. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:
During 2020, 2019 and 2018, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Year Ended December 31, 2020
Restructuring Costs	$30	$23	$67	$23	$13	$156
Implementation Costs	18	23	63	72	31	207
Total	$48	$46	$130	$95	$44	$363
For the Year Ended December 31, 2019
Restructuring Costs	$24	$18	$105	$16	$13	$176
Implementation Costs	50	38	103	52	29	272
Total	$74	$56	$208	$68	$42	$448
For the Year Ended December 31, 2018
Restructuring Costs	$63	$69	$132	$32	$20	$316
Implementation Costs	67	39	73	79	57	315
Total	$130	$108	$205	$111	$77	$631
Total Project (Inception to Date)
Restructuring Costs	$547	$558	$1,143	$492	$142	$2,882
Implementation Costs	287	229	511	456	338	1,821
Total	$834	$787	$1,654	$948	$480	$4,703

Note 9. Debt and Borrowing Arrangements
Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2020		2019
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$—	—%	$2,581	2.0%
Bank loans	29	4.8%	57	5.2%
Total short-term borrowings	$29		$2,638

We repaid all outstanding commercial paper borrowings as of December 31, 2020 using the proceeds from net issuances of long-term debt, proceeds from sales of KDP and JDEP shares and operating cash flows.

Our uncommitted credit lines and committed credit lines available as of December 31, 2020 and December 31, 2019 include:

	As of December 31,
	2020		2019
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,487	$29	$1,685	$57
Credit facility expiry(1):
February 26, 2020	—	—	1,500	—
February 24, 2021	1,500	—	—	—
February 27, 2024	4,500	—	4,500	—

(1) We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At December 31, 2020, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $38.3 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

Long-Term Debt:
Our long-term debt consisted of (interest rates are as of December 31, 2020):

	As of December 31,
	2020	2019
	(in millions)
U.S. dollar notes, 0.163% to 7.000% (weighted-average effective rate 2.564%), due through 2050	$11,917	$9,442
Euro notes, 0.000% to 2.375% (weighted-average effective rate 1.352%), due through 2035	5,842	3,968
Pound sterling notes, 3.875% to 4.500% (weighted-average effective rate 4.151%), due through 2045	357	346
Swiss franc notes, 0.615% to 1.125% (weighted-average effective rate 0.840%), due through 2025	1,175	1,449
Canadian dollar notes, 3.250% (effective rate 3.377%), due through 2025	470	460
Finance leases	256	123
Total	20,017	15,788
Less current portion of long-term debt	(2,741)	(1,581)
Long-term debt	$17,276	$14,207

Deferred debt issuance costs of $53 million as of December 31, 2020 and $33 million as of December 31, 2019 are netted against the related debt in the table above. Deferred financing costs related to our revolving credit facility are classified in long-term other assets and were immaterial for all periods presented.

As of December 31, 2020, aggregate maturities of our debt and finance leases based on stated contractual maturities, excluding unamortized non-cash bond premiums, discounts, bank fees and mark-to-market adjustments of $(94) million and imputed interest on finance leases of $(20) million, were (in millions):

2021	2022	2023	2024	2025	Thereafter	Total
$2,750	$2,851	$1,705	$1,667	$1,465	$9,693	$20,131

Tenders Offers:
On October 16, 2020, we completed the tender offer in cash and redeemed $950 million of long term U.S. dollar-denominated notes for the following amounts (in millions):

Interest Rate	Maturity Date	Amount Repurchased
3.625%	May 2023	$359
4.000%	February 2024	203
3.625%	February 2026	249
4.125%	May 2028	27
6.500%	November 2031	5
7.000%	August 2037	1
6.875%	February 2038	24
6.875%	January 2039	10
6.500%	February 2040	1
4.625%	May 2048	71

We recorded a loss on debt extinguishment of approximately $154 million within interest and other expense, net primarily related to the amount we paid in excess of the carrying value of the debt and from recognizing unamortized discounts, deferred financing and unamortized forward starting swaps in earnings at the time of the debt extinguishment. The cash payment related to the debt extinguishment were classified as cash outflows from financing activities in the consolidated statement of cash flows.

Debt Redemptions:
On December 4, 2020, we completed an early redemption of U.S. dollar denominated notes for the following amounts (in millions):

Interest Rate	Maturity Date	Amount Redeemed
3.625%	May 2023	$391

We recorded an extinguishment loss of $31 million within interest and other expense, net primarily related to the amount we paid in excess of carrying value of the debt and from recognizing unamortized discounts and deferred financing in earnings at the time of the debt extinguishment. The cash payments related to the redemption were classified as cash outflows from financing activities in the consolidated statement of cash flows.

Debt Repayments:
Subsequent to 2020, we repaid €679 million of our 2.375% euro-denominated notes that matured on January 26, 2021.

In 2020, we repaid the following notes or term loans (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
0.625%	October 2020	Fr.135	$147
Variable	September 2020(1)	$750	750
3.000%	May 2020	$750	750
0.050%	March 2020	Fr.225	234
5.375%	February 2020	$427	427
(1) We repaid the $750 million term loan early with proceeds from the issuance of notes.

In 2019, we repaid the following notes or term loans (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
1.625%	October 2019	$1,750	$1,750
Variable	October 2019	500	500
Variable	February 2019	400	400

Debt Issuances:
In 2020, we issued the following notes:

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
October 2020	1.875%	October 2032	$625	$625
October 2020 & September 2020(2)	2.625%	September 2050	$1,125	$1,125
September 2020(3)	0.000%	September 2026	€500	$588
September 2020(3)	0.375%	September 2029	€750	$882
September 2020	1.500%	February 2031	$500	$500
July 2020	0.625%	July 2022	$1,000	$1,000
May 2020	1.500%	May 2025	$750	$750
May 2020 & April 2020(2)	2.750%	April 2030	$1,250	$1,250
April 2020	2.125%	April 2023	$500	$500

In 2019, we issued the following notes:

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
October 2019(3)	0.875%	October 2031	€500	$548
September 2019(3)(4)	2.125%	September 2022	$500	500
September 2019(3)(4)	2.250%	September 2024	$500	500
September 2019(4)(5)	Variable	September 2022	$500	500
September 2019(4)(5)	Variable	September 2024	$500	500
February 2019	3.625%	February 2026	$600	600
(1) Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.
(2) This represents a further issuance of the previously issued note and forms a single series note.
(3) Notes issued by Mondelez International Holdings Netherlands B.V. (“MIHN”), a wholly owned Dutch subsidiary of Mondelez International, Inc.
(4) In connection with this debt issuance, we entered into cross-currency swaps, serving as cash flow hedges, so that the U.S. dollar-denominated debt payments will effectively be paid in euros over the life of the debt.
(5) MIHN entered into a term loan agreement. The amount presented is the amount issued under the term loan.

Fair Value of Our Debt:
The fair value of our short-term borrowings at December 31, 2020 and December 31, 2019 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of December 31,
	2020	2019
	(in millions)
Fair Value	$21,568	$19,388
Carrying Value	$20,046	$18,426

Interest and Other Expense, net:
Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Interest expense, debt	$423	$484	$462
Loss on debt extinguishment and related expenses	185	—	140
Loss/(gain) related to interest rate swaps	103	111	(10)
Other (income)/expense, net	(103)	(139)	(72)
Interest and other expense, net	$608	$456	$520

See Note 10, Financial Instruments, for information on the gain/loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges and for information on amounts in other income related to our net investment hedge derivative contracts and the amounts excluded from hedge effectiveness of $117 million in 2020, $133 million in 2019 and $120 million in 2018.

Note 10. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2020		2019
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$12	$340	$19	$190
Net investment hedge derivative contracts (1)	114	129	312	65
	$126	$469	$331	$255
Derivatives not designated as accounting hedges:
Currency exchange contracts	$134	$119	$67	$50
Commodity contracts	205	128	201	120
	$339	$247	$268	$170
Total fair value	$465	$716	$599	$425

(1)Net investment hedge contracts consist of cross-currency interest rate swaps and forward contracts. We also designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above, but is included in long-term debt discussed in Note 9, Debt and Borrowing Arrangements. Both net investment hedge derivative contracts and non-U.S. dollar denominated debt acting as net investment hedges are also disclosed in the Derivative Volume table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of December 31, 2020
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$15	$—	$15	$—
Commodity contracts	77	46	31	—
Interest rate contracts	(328)	—	(328)	—
Net investment hedge contracts	(15)	—	(15)	—
Total derivatives	$(251)	$46	$(297)	$—

	As of December 31, 2019
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$17	$—	$17	$—
Commodity contracts	81	27	54	—
Interest rate contracts	(171)	—	(171)	—
Net investment hedge contracts	247	—	247	—
Total derivatives	$174	$27	$147	$—

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

Derivative Volume:
The gross notional values of our derivative instruments were:

	Notional Amount
	As of December 31,
	2020	2019
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,184	$2,474
Forecasted transactions	4,169	3,993
Commodity contracts	7,947	7,238
Interest rate contracts	3,500	5,250
Net investment hedges:
Net investment hedge derivative contracts	4,551	6,864
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,744	3,436
British pound sterling notes	360	349
Swiss franc notes	1,175	1,448
Canadian dollar notes	472	462

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Accumulated (loss)/gain at beginning of period	$(213)	$(168)	$(114)
Transfer of realized (gains)/losses in fair value to earnings	161	154	(9)
Unrealized gain/(loss) in fair value	(109)	(199)	(45)
Accumulated (loss)/gain at end of period	$(161)	$(213)	$(168)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Interest rate contracts	$(161)	$(154)	$9

Within interest and other expense, net, we recognized losses related to forward starting interest rate swaps of $79 million ($103 million pre-tax) in 2020, a loss of $111 million in 2019 and a gain of $10 million in 2018 due to changes in related forecasted debt. During the second quarter of 2019, we also recognized a loss of $12 million related to the net loss on equity method investment transactions noted in Note 7, Equity Method Investments – JDE / Keurig Exchange.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Currency exchange contracts – forecasted transactions	$(2)	$3	$—
Interest rate contracts	(107)	(202)	(45)
Total	$(109)	$(199)	$(45)

Cash flow hedge ineffectiveness was immaterial for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $179 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of December 31, 2020, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 3 years and 9 months.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. As of December 31, 2020, the aggregate notional value of these NIH derivative contracts was $4.6 billion and their impact on other comprehensive earnings and net earnings during the years presented below were as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$(221)	$(6)	$191

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the consolidated statement of cash flows.

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$117	$133	$120

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

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Euro notes	$(251)	$60	$126
British pound sterling notes	(8)	(10)	19
Swiss franc notes	(82)	(19)	7
Canadian notes	(7)	(17)	17

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,			Recognized in Earnings
	2020	2019	2018
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$(70)	$100	$98	Interest and other expense, net
Forecasted transactions	41	17	103	Cost of sales
Forecasted transactions	(4)	(3)	(4)	Interest and other expense, net
Forecasted transactions	(1)	(8)	(3)	Selling, general and administrative expenses
Commodity contracts	4	67	40	Cost of sales
Total	$(30)	$173	$234

Note 11. Benefit Plans

Pension Plans
Obligations and Funded Status:
The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
	(in millions)
Projected benefit obligation at January 1	$1,748	$1,511	$10,458	$9,578
Service cost	6	38	121	122
Interest cost	49	60	149	202
Benefits paid	(35)	(40)	(473)	(424)
Settlements paid	(95)	(73)	—	(1)
Actuarial (gains)/losses	213	251	679	761
Currency	—	—	572	207
Other (1)	1	1	152	13
Projected benefit obligation at December 31	1,887	1,748	11,658	10,458
Fair value of plan assets at January 1	1,739	1,510	9,758	8,465
Actual return on plan assets	337	334	865	1,211
Contributions	13	8	208	261
Benefits paid	(35)	(40)	(473)	(424)
Settlements paid	(95)	(73)	—	(1)
Currency	—	—	489	246
Other (1)	—	—	125	—
Fair value of plan assets at December 31	1,959	1,739	10,972	9,758
Net pension (liabilities)/assets at December 31	$72	$(9)	$(686)	$(700)

(1)In 2020 we reviewed the impact of market changes on design features of certain historical defined contribution plans. The review resulted in additional plans being accounted for as defined benefit pension plans, which resulted in increases of $133 million in the projected benefit obligation and $125 million in plan assets in 2020

The accumulated benefit obligation, which represents benefits earned to the measurement date, for U.S. pension plans was $1,882 million at December 31, 2020 and $1,741 million at December 31, 2019. The accumulated benefit obligation for non-U.S. pension plans was $11,404 million at December 31, 2020 and $10,236 million at December 31, 2019.

The actuarial (gain) loss for all pension plans in 2020 and 2019 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

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

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $614 million at December 31, 2020 and $709 million at December 31, 2019. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2020	2019
	(in millions)
Prepaid pension assets	$672	$516
Other current liabilities	(29)	(35)
Accrued pension costs	(1,257)	(1,190)
	$(614)	$(709)

Certain of our U.S. and non-U.S. plans are underfunded with accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2020	2019	2020	2019
	(in millions)
Projected benefit obligation	$51	$55	$4,059	$3,613
Accumulated benefit obligation	51	55	3,873	3,447
Fair value of plan assets	3	2	2,827	2,443

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Discount rate	2.73%	3.44%	1.33%	1.74%
Expected rate of return on plan assets	4.50%	5.00%	3.90%	4.20%
Rate of compensation increase	4.00%	4.00%	3.16%	3.17%

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

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
	(in millions)
Service cost	$6	$38	$43	$121	$122	$146
Interest cost	49	60	61	149	202	199
Expected return on plan assets	(77)	(88)	(88)	(400)	(404)	(448)
Amortization:
Net loss/(gain)	17	30	32	118	148	163
Prior service cost/(benefit)	1	1	2	(7)	(6)	(2)
Settlement losses and other expenses (1)	18	16	35	4	(3)	5
Net periodic pension cost	$14	$57	$85	$(15)	$59	$63

(1)Settlement losses of $3 million in 2020, $5 million in 2019 and $5 million in 2018 were incurred in connection with our Simplify to Grow Program. See Note 8, Restructuring Program, for more information. Net settlement losses of $13 million for our U.S. plans and settlement losses of $6 million for our non-U.S. plans in 2020, settlement losses of $12 million for our U.S. plans and settlement gains of $4 million for our non-U.S. plans in 2019 and settlement losses of $31 million for our U.S. plans and $4 million for our non-U.S. plans in 2018 related to lump-sum payment elections made by retired employees.

For the U.S. plans, we determine the expected return on plan assets component of net periodic benefit cost using a calculated market return value that recognizes the cost over a four-year period. For our non-U.S. plans, we utilize a similar approach with varying cost recognition periods for some plans, and with others, we determine the expected return on plan assets based on asset fair values as of the measurement date.

We used the following weighted-average assumptions to determine our net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.44%	4.40%	3.68%	1.74%	2.45%	2.20%
Expected rate of return on plan assets	5.00%	5.75%	5.50%	4.20%	4.80%	4.90%
Rate of compensation increase	4.00%	4.00%	4.00%	3.17%	3.31%	3.31%

Plan Assets:
The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2020
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$4	$4	$—	$—
Non-U.S. equity securities	1	1	—	—
Pooled funds - equity securities	2,225	999	1,226	—
Total equity securities	2,230	1,004	1,226	—
Government bonds	4,340	60	4,280	—
Pooled funds - fixed-income securities	622	439	183	—
Corporate bonds and other fixed-income securities	2,860	258	811	1,791
Total fixed-income securities	7,822	757	5,274	1,791
Real estate	212	142	—	70
Private equity	3	—	—	3
Cash	117	107	10	—
Other	5	4	—	1
Total assets in the fair value hierarchy	$10,389	$2,014	$6,510	$1,865
Investments measured at net asset value	2,413
Total investments at fair value	$12,802

	As of December 31, 2019
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$2	$2	$—	$—
Non-U.S. equity securities	2	2	—	—
Pooled funds - equity securities	2,186	890	1,296	—
Total equity securities	2,190	894	1,296	—
Government bonds	3,328	53	3,275	—
Pooled funds - fixed-income securities	575	417	158	—
Corporate bonds and other fixed-income securities	2,727	66	825	1,836
Total fixed-income securities	6,630	536	4,258	1,836
Real estate	186	124	—	62
Private equity	3	—	—	3
Cash	122	117	5	—
Other	2	1	—	1
Total assets in the fair value hierarchy	$9,133	$1,672	$5,559	$1,902
Investments measured at net asset value	2,297
Total investments at fair value	$11,430

We excluded plan assets of $129 million at December 31, 2020 and $67 million at December 31, 2019 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

Fair value measurements
•Level 1 – includes primarily U.S and non-U.S. equity securities and government bonds valued using quoted prices in active markets.
•Level 2 – includes primarily pooled funds, including assets in real estate pooled funds, valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level 2 plan assets also include corporate bonds and other fixed-income securities, valued using independent observable market inputs, such as matrix pricing, yield curves and indices.
•Level 3 – includes investments valued using unobservable inputs that reflect the plans’ assumptions that market participants would use in pricing the assets, based on the best information available.
•Fair value estimates for pooled funds are calculated by the investment advisor when reliable quotations or pricing services are not readily available for certain underlying securities. The estimated value is based on either cost or last sale price for most of the securities valued in this fashion.
•Fair value estimates for private equity investments are calculated by the general partners using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, degree of liquidity, restrictions on the disposition, latest round of financing data, company financial statements, relevant valuation multiples and discounted cash flow analyses.
•Fair value estimates for private debt placements are calculated using standardized valuation methods, including but not limited to income-based techniques such as discounted cash flow projections or market-based techniques utilizing public and private transaction multiples as comparables.
•Fair value estimates for real estate investments are calculated by investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance.
•Fair value estimates for fixed-income securities that are buy-in annuity policies are calculated on a replacement policy value basis by discounting the projected cash flows of the plan members using a discount rate based on risk-free rates and adjustments for estimated levels of insurer pricing.
•Net asset value – primarily includes equity funds, fixed income funds, real estate funds, hedge funds and private equity investments for which net asset values are normally used.

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings/(losses), included:

Asset Category	January 1, 2020 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2020 Balance
	(in millions)
Corporate bond and other fixed-income securities	$1,836	$16	$(110)	$—	$49	$1,791
Real estate	62	5	—	—	3	70
Private equity and other	4	—	—	—	—	4
Total Level 3 investments	$1,902	$21	$(110)	$—	$52	$1,865

Asset Category	January 1, 2019 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2019 Balance
	(in millions)
Corporate bond and other fixed-income securities	$1,032	$8	$727	$—	$69	$1,836
Real estate	22	36	3	—	1	62
Private equity and other	3	1	—	—	—	4
Total Level 3 investments	$1,057	$45	$730	$—	$70	$1,902

The decrease in Level 3 pension plan investments during 2020 was primarily due to maturities of corporate bond and other fixed income securities. The increase in Level 3 pension plan investments during 2019 was primarily due to additional purchases of a buy-in annuity and other fixed income securities.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2020	2019	2020	2019
Equity securities	15%	15%	23%	26%
Fixed-income securities	85%	85%	58%	54%
Real estate	—	—	5%	6%
Hedge funds	—	—	2%	1%
Buy-in annuity policies	—	—	11%	12%
Cash	—	—	1%	1%
Total	100%	100%	100%	100%

For our U.S. plans, our investment strategy is to reduce our funded status risk in part through appropriate asset allocation within our plan assets. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make monthly benefit payments. The strategy involves using indexed U.S. equity and international equity securities and actively managed U.S. investment grade fixed-income securities (which constitute 95% or more of fixed-income securities) with smaller allocations to high yield fixed-income securities.

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 23% equity securities, 60% fixed-income securities, 12% buy-in annuity policies and 5% real estate.

Employer Contributions:
In 2020, we contributed $13 million to our U.S. pension plans and $194 million to our non-U.S. pension plans. In addition, employees contributed $14 million to our non-U.S. plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability. In 2021, we estimate that our pension contributions will be $8 million to our U.S. plans and $228 million to our non-U.S. plans based on current tax laws. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 31, 2020 were (in millions):

	2021	2022	2023	2024	2025	2025-2030
U.S. Plans	$168	$104	$105	$103	$104	$506
Non-U.S. Plans	411	410	420	431	438	2,291

Multiemployer Pension Plans:
In accordance with obligations we have under collective bargaining agreements, we made contributions to multiemployer pension plans for continuing participation of $5 million in 2020, $5 million in 2019 and $17 million in 2018. Our contributions are based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and Fund surcharges.

In 2018, we executed a complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. Within selling, general and administrative expenses, we recorded a $35 million ($26 million net of tax) adjustment related to the discounted withdrawal liability. Within interest and other expense, net, we recorded accreted interest of $11 million in 2020, $12 million in 2019 and $6 million in 2018. As of December 31, 2020, the remaining discounted withdrawal liability was $375 million, with $14 million recorded in other current liabilities and $361 million recorded in long-term other liabilities.

Other Costs:
We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $83 million in 2020, $72 million in 2019 and $57 million in 2018.

Postretirement Benefit Plans
Obligations:
Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2020	2019
	(in millions)
Accrued benefit obligation at January 1	$403	$366
Service cost	5	5
Interest cost	12	15
Benefits paid	(17)	(16)
Currency	(1)	5
Actuarial losses/(gains)	(41)	28
Accrued benefit obligation at December 31	$361	$403

The current portion of our accrued postretirement benefit obligation of $16 million at December 31, 2020 and $16 million at December 31, 2019 was included in other current liabilities.

The actuarial (gain) for all postretirement plans in 2020 was driven by gains related to assumption changes partially offset by losses related to a change in the discount rate used to measure the benefit obligations of those plans. All postretirement plans in 2019 experienced an actuarial loss related to a change in the discount rate used to measure the benefit obligations of those plans.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Discount rate	2.68%	3.41%	3.35%	3.86%
Health care cost trend rate assumed for next year	5.75%	6.00%	5.66%	5.42%
Ultimate trend rate	5.00%	5.00%	4.44%	5.42%
Year that the rate reaches the ultimate trend rate	2024	2024	2040	2019

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

Components of Net Periodic Postretirement Health Care Costs:
Net periodic postretirement health care costs consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Service cost	$5	$5	$6
Interest cost	12	15	14
Amortization:
Net loss/(gain)	7	6	15
Prior service credit	(30)	(38)	(39)
Net periodic postretirement health care costs/(benefit)	$(6)	$(12)	$(4)

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.41%	4.37%	3.66%	3.86%	4.40%	4.24%
Health care cost trend rate	6.00%	6.25%	6.25%	5.42%	5.44%	5.56%

Future Benefit Payments:
Our estimated future benefit payments for our postretirement health care plans at December 31, 2020 were (in millions):

	2021	2022	2023	2024	2025	2025-2030
U.S. Plans	$11	$11	$12	$12	$12	$60
Non-U.S. Plans	5	5	5	5	5	29

Other Costs:
We made contributions to multiemployer medical plans totaling $20 million in 2020, $20 million in 2019 and $19 million in 2018. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans
Obligations:
Our postemployment plans are not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2020 and 2019 were:

	As of December 31,
	2020	2019
	(in millions)
Accrued benefit obligation at January 1	$66	$74
Service cost	6	6
Interest cost	3	5
Benefits paid	(10)	(9)
Actuarial losses/(gains)	—	(10)
Accrued benefit obligation at December 31	$65	$66

The accrued benefit obligation was determined using a weighted-average discount rate of 4.3% in 2020 and 5.3% in 2019, an assumed weighted-average ultimate annual turnover rate of 0.3% in 2020 and 2019, assumed compensation cost increases of 4.0% in 2020 and 2019 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Periodic Postemployment Costs:
Net periodic postemployment costs consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Service cost	$6	$6	$6
Interest cost	3	5	4
Amortization of net gains	(2)	(4)	(3)
Net periodic postemployment costs	$7	$7	$7

As of December 31, 2020, the estimated net gain for the postemployment benefit plans that we expect to amortize from accumulated other comprehensive earnings/(losses) into net periodic postemployment costs during 2021 is approximately $3 million.

Note 12. Stock Plans

Under our Amended and Restated 2005 Performance Incentive Plan (the “Plan”), we are authorized through May 21, 2024 to issue a maximum of 243.7 million shares of our Common Stock to employees and non-employee directors. As of December 31, 2020, there were 53.2 million shares available to be granted under the Plan.

Stock Options:
Stock options (including stock appreciation rights) are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology or a Lattice Model to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options held by our employees of $28 million in 2020, $38 million in 2019 and $43 million in 2018 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $5 million in 2020, $8 million in 2019 and $7 million in 2018. The unamortized compensation expense related to our employee stock options was $23 million at December 31, 2020 and is expected to be recognized over a weighted-average period of 1.4 years.

Our weighted-average Black-Scholes and Lattice Model fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2020	1.34%	5 years	19.64%	2.06%	$8.61
2019	2.46%	5 years	19.96%	2.37%	$7.83
2018	2.68%	5 years	20.96%	2.02%	$8.30

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

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2018	48,434,655	$29.92		$626	million
Annual grant to eligible employees	5,666,530	43.51
Additional options issued	168,306	31.40
Total options granted	5,834,836	43.16
Options exercised (1)	(9,333,271)	25.16		$170	million
Options cancelled	(1,117,390)	42.93
Balance at December 31, 2018	43,818,830	32.36		$371	million
Annual grant to eligible employees	4,793,570	47.72
Additional options issued	68,420	50.82
Total options granted	4,861,990	47.76
Options exercised (1)	(13,668,354)	27.53		$306	million
Options cancelled	(1,156,518)	42.22
Balance at December 31, 2019	33,855,948	36.19		$640	million
Annual grant to eligible employees	2,280,440	59.04
Additional options issued	136,360	49.48
Total options granted	2,416,800	58.50
Options exercised (1)	(7,847,964)	30.55		$205	million
Options cancelled	(672,890)	44.94
Balance at December 31, 2020	27,751,894	39.51	5 years	$527	million
Exercisable at December 31, 2020	21,444,333	36.18	4 years	$478	million

(1)Cash received from options exercised was $236 million in 2020, $369 million in 2019 and $231 million in 2018. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $27 million in 2020, $40 million in 2019 and $21 million in 2018.

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

We recorded compensation expense related to deferred stock units, performance share units and restricted stock of $98 million in 2020, $97 million in 2019 and $85 million in 2018 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $15 million in 2020, $16 million in 2019 and $12 million in 2018. The unamortized compensation expense related to our deferred stock units, performance share units and restricted stock was $107 million at December 31, 2020 and is expected to be recognized over a weighted-average period of 1.7 years.

Our performance share unit, deferred stock unit and restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2018	7,669,705		$39.74
Annual grant to eligible employees:		Feb. 22, 2018
Performance share units	1,048,770		51.23
Deferred stock units	788,310		43.51
Additional shares granted (1)	446,752	Various	41.78
Total shares granted	2,283,832		46.72	$107	million
Vested (2) (3)	(2,511,992)		38.91	$98	million
Forfeited (2)	(882,535)		42.00
Balance at December 31, 2018	6,559,010		42.19
Annual grant to eligible employees:		Feb. 22, 2019
Performance share units	891,210		57.91
Deferred stock units	666,880		47.72
Additional shares granted (1)	205,073	Various	54.81
Total shares granted	1,763,163		53.69	$95	million
Vested (2) (3)	(2,007,848)		37.81	$76	million
Forfeited (2)	(652,380)		45.88
Balance at December 31, 2019	5,661,945		46.90
Annual grant to eligible employees:		Feb. 20, 2020
Performance share units	825,230		65.83
Deferred stock units	545,550		59.04
Additional shares granted (1)	390,730	Various	56.90
Total shares granted	1,761,510		61.75	$109	million
Vested (3)	(2,051,054)		42.87	$88	million
Forfeited	(475,411)		48.24
Balance at December 31, 2020	4,896,990		53.80

(1)Includes performance share units and deferred stock units.
(2)Includes performance share units, deferred stock units and historically granted restricted stock.
(3)The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $5 million in 2020, $2 million in 2019 and $3 million in 2018.
(4)The grant date fair value of performance share units is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the closing market price of the Company’s stock on the grant date for performance-based components. The Monte Carlo simulation model incorporates the probability of achieving the total shareholder return market condition. Compensation expense is recognized using the grant date fair values regardless of whether the market condition is achieved, so long as the requisite service has been provided.

Note 13. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Class A common stock (“Common Stock”) and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2020, 2019 and 2018. Shares of Common Stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at January 1, 2018	1,996,537,778	(508,401,694)	1,488,136,084
Shares repurchased	—	(47,258,884)	(47,258,884)
Exercise of stock options and issuance of other stock awards	—	10,122,655	10,122,655
Balance at December 31, 2018	1,996,537,778	(545,537,923)	1,450,999,855
Shares repurchased	—	(30,902,465)	(30,902,465)
Exercise of stock options and issuance of other stock awards	—	14,908,864	14,908,864
Balance at December 31, 2019	1,996,537,778	(561,531,524)	1,435,006,254
Shares repurchased	—	(25,071,845)	(25,071,845)
Exercise of stock options and issuance of other stock awards	—	9,239,812	9,239,812
Balance at December 31, 2020	1,996,537,778	(577,363,557)	1,419,174,221

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2020, 85.8 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. On December 2, 2020, our Board of Directors approved an increase of $4.0 billion in the share repurchase program, raising the authorization to $23.7 billion of Common Stock repurchases, and extended the program through December 31, 2023. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2020, we had repurchased approximately $16.5 billion of Common Stock pursuant to this authorization. During 2020, we repurchased approximately 25.1 million shares of Common Stock at an average cost of $55.87 per share, or an aggregate cost of approximately $1.4 billion, all of which was paid during the period except for approximately $30 million settled in January 2021. All share repurchases were funded through available cash and commercial paper issuances. As of December 31, 2020, we have approximately $5.8 billion in remaining share repurchase capacity.

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

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the "District Court"), Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spinoff of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. On August 15, 2019, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows. On October 23, 2019, following a ruling by the United States Court of Appeals for the Seventh Circuit regarding Mondelēz Global's allegations that the CFTC and its Commissioners violated certain terms of the settlement agreement and the CFTC's argument that the Commissioners were not bound by the terms of the settlement agreement, the District Court vacated the settlement agreement and reinstated all pending motions that the District Court had previously mooted as a result of the settlement. The parties have reached a new agreement in principle to resolve the CFTC action and have submitted the settlement to the District Court for approval. The District Court cancelled a scheduled conference on June 4, 2020 to discuss the proposed settlement agreement but indicated that it would rule on pending motions in due course. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the District Court by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action, and the plaintiffs are seeking class action certification; monetary damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the District Court. On January 3, 2020, the District Court granted plantiffs' request to certify a class. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action and the class action. Although the CFTC action and the class action complaints involve the same alleged conduct, a resolution or decision with respect to one of the matters may not be dispositive as to the outcome of the other matter.

In November 2019, the European Commission informed us that it had initiated an investigation into our alleged infringement of European Union competition law through certain practices restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it has taken the next procedural step in its investigation and opened formal proceedings. We are cooperating with the investigation and expect to engage further with the European Commission as its investigation proceeds. It is not possible to predict how long the investigation will take or the ultimate outcome of this matter.

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2020, we had no material third-party guarantees recorded on our consolidated balance sheet.

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

Note 15. Reclassifications from Accumulated Other Comprehensive Income
The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $285 million in 2020, $279 million in 2019 and $169 million in 2018.

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,320)	$(8,622)	$(7,714)
Currency translation adjustments	(398)	251	(743)
Reclassification to earnings related to:
Equity method investment transactions (1)	29	—	6
Tax (expense)/benefit	47	49	(173)
Other comprehensive earnings/(losses)	(322)	300	(910)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(13)	2	2
Balance at end of period	(8,655)	(8,320)	(8,622)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,721)	$(1,854)	$(2,185)
Net actuarial gain/(loss) arising during period	(187)	4	91
Tax (expense)/benefit on net actuarial gain/(loss)	38	22	(24)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	104	137	168
Settlement losses and other expenses (1)	22	30	40
Tax expense/(benefit) on reclassifications (3)	(31)	(42)	(36)
Currency impact	(99)	(18)	92
Other comprehensive earnings/(losses)	(153)	133	331
Balance at end of period	(1,874)	(1,721)	(1,854)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(213)	$(168)	$(114)
Net derivative gains/(losses)	(132)	(224)	(56)
Tax (expense)/benefit on net derivative gain/(loss)	27	19	5
Losses/(gains) reclassified into net earnings:
Interest rate contracts (1) (4)	189	155	(11)
Tax expense/(benefit) on reclassifications (3)	(28)	(1)	2
Currency impact	(4)	6	6
Other comprehensive earnings/(losses)	52	(45)	(54)
Balance at end of period	(161)	(213)	(168)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,254)	$(10,644)	$(10,013)
Total other comprehensive earnings/(losses)	(423)	388	(633)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(13)	2	2
Other comprehensive earnings/(losses) attributable to Mondelēz International	(436)	390	(631)
Balance at end of period	$(10,690)	$(10,254)	$(10,644)
(1)Includes equity method investment transactions recorded within gain/(loss) on equity method investment transactions.
(2)These reclassified losses are included in net periodic benefit costs disclosed in Note 11, Benefit Plans.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.
(4)These reclassified losses are recorded within interest and other expense, net.

Note 16. Income Taxes

On August 6, 2019, Switzerland published changes to its Federal tax law in the Official Federal Collection of Laws. On September 27, 2019, the Zurich Canton published their decision on the September 1, 2019 Zurich Canton public vote regarding the Cantonal changes associated with the Swiss Federal tax law change. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures that are hereafter referred to as "Swiss tax reform". Based on these Federal/Cantonal events, it is our position that enactment of Swiss tax reform for U.S. GAAP purposes was met as of September 30, 2019, and we recorded the impacts in the third quarter of 2019. The net impact was a benefit of $767 million, which consisted of a $769 million reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes (recorded net of valuation allowance) and remeasurement of our deferred tax balances, partially offset by a $2 million indirect tax impact in selling, general and administrative expenses. The ongoing impacts of these Swiss tax reform law changes became effective January 1, 2020. We continue to monitor interpretative guidance on Swiss tax reform that could result in changes to the amounts we have recorded.

On December 22, 2017, U.S. tax reform legislation ("U.S. tax reform") was enacted that included a broad range of complex provisions impacting the taxation of businesses. We finalized our accounting for the new provisions during the fourth quarter of 2018. U.S. tax reform resulted in a total transition tax liability of $1.3 billion based on the deemed repatriation of our accumulated foreign earnings and profits, which will be paid in installments through 2026.

Earnings/(losses) from continuing operations before income taxes and the provision for income taxes consisted of:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Earnings/(losses) from continuing operations before income taxes:
United States	$514	$751	$(170)
Outside United States	2,869	2,696	3,012
	$3,383	$3,447	$2,842
Provision for income taxes:
United States federal:
Current	$440	$145	$(34)
Deferred	(82)	97	171
	358	242	137
State and local:
Current	98	29	23
Deferred	(7)	45	61
	91	74	84
Total United States	449	316	221

Outside United States:
Current	756	459	552
Deferred	19	(773)	—
Total outside United States	775	(314)	552

Total provision for income taxes	$1,224	$2	$773

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate as follows:

	For the Years Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State and local income taxes, net of federal tax benefit	1.6%	1.3%	0.4%
Foreign rate differences	1.1%	0.2%	(1.9)%
Changes in judgment on realizability of deferred tax assets	(2.2)%	(0.3)%	(0.4)%
Reversal of other tax accruals no longer required	(0.8)%	(3.0)%	(1.8)%
Tax accrual on investment in KDP (including tax impact share sales)	6.7%	0.8%	8.4%
Excess tax benefits from equity compensation	(1.0)%	(1.2)%	(0.8)%
Tax legislation (non-U.S. and non-Swiss tax reform)	1.0%	0.4%	0.3%
Swiss tax reform	—	(22.3)%	—
Business sales (including tax impact from JDE Peet's transaction)	7.4%	—	—
U.S. tax reform - transition tax	—	0.1%	(1.3)%
U.S. tax reform - changes in indefinite reinvestment assertion	—	—	2.1%
Foreign tax provisions under TCJA (GILTI, FDII and BEAT)(1)	1.1%	2.5%	1.1%
Other	0.3%	0.6%	0.1%
Effective tax rate	36.2%	0.1%	27.2%

(1)The Tax Cuts and Jobs Act of 2017 ("TCJA") established the Global Intangible Low-Tax Income ("GILTI") provision, which taxes U.S. allocated expenses and certain income from foreign operations; the Foreign-Derived Intangible Income ("FDII") provision, which allows a deduction against certain types of U.S. taxable income resulting in a lower effective U.S. tax rate on such income; and the Base Erosion Anti-abuse Tax ("BEAT"), which is a minimum tax based on cross-border service payments by U.S. entities.

Our 2020 effective tax rate of 36.2% was high due to the $452 million net tax expense incurred in connection with the JDE Peet's transaction and four KDP share sales that occurred during 2020 (the related gains were reported as gains on equity method investments). Excluding these impacts, our effective tax rate was 22.8%, which reflects unfavorable provisions from U.S. tax reform and taxes on earnings from equity method investments (these earnings are reported separately on our consolidated statements of earnings and not within earnings before income taxes), largely offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions and discrete net tax benefits of $119 million. The discrete net benefits were primarily driven by the $70 million net benefit from the release of the China valuation allowance and a $50 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

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

Our 2018 effective tax rate of 27.2% was unfavorably impacted by net tax expenses from $128 million of discrete one-time events as well as unfavorable provisions within U.S. tax reform legislation and taxes on earnings from equity method investments (these earnings are reported separately on our consolidated statements of earnings and not within earnings before income taxes), partially offset by the favorable mix of pre-tax income in various non-U.S. tax jurisdictions. The discrete net tax expenses included a $192 million deferred tax expense related to a $778 million gain on the KDP transaction reported as a gain on equity method investment as well as $19 million expense from the final updates to the provisional impacts from U.S. tax reform reported as of 2017 year-end, partially offset by an $81 million benefit from favorable audit settlements and statutes of limitations in various jurisdictions.

Tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of:

	As of December 31,
	2020	2019
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$137	$150
Accrued pension costs	251	272
Other employee benefits	151	160
Accrued expenses	420	287
Loss carryforwards	648	589
Tax credit carryforwards	790	729
Other	535	438
Total deferred income tax assets	2,932	2,625
Valuation allowance	(1,277)	(1,243)
Net deferred income tax assets	$1,655	$1,382
Deferred income tax liabilities:
Intangible assets, including impact from Swiss tax reform	$(2,951)	$(2,772)
Property, plant and equipment	(747)	(663)
Other	(513)	(559)
Total deferred income tax liabilities	(4,211)	(3,994)
Net deferred income tax liabilities	$(2,556)	$(2,612)

Our significant valuation allowances are in the U.S. and Switzerland. The U.S. valuation allowance relates to excess foreign tax credits generated by the deemed repatriation under U.S. tax reform while the Swiss valuation allowance brings the allowed step-up of intangible assets recorded under Swiss tax reform to the amount more likely than not to be realized.

At December 31, 2020, the Company has pre-tax loss carryforwards of $3,293 million, of which $332 million will expire at various dates between 2021 and 2040 and the remaining $2,961 million can be carried forward indefinitely.

The unremitted earnings as of December 31, 2020 in those subsidiaries where we continue to be indefinitely reinvested is approximately $1.6 billion. We currently have not recognized approximately $73 million of deferred tax liabilities related to those unremitted earnings. Future tax law changes or changes in the needs of our non-U.S. subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that are currently indefinitely reinvested.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
January 1	$426	$516	$579
Increases from positions taken during prior periods	35	27	36
Decreases from positions taken during prior periods	(17)	(35)	(43)
Increases from positions taken during the current period	48	50	57
Decreases relating to settlements with taxing authorities	(27)	(64)	(45)
Reductions resulting from the lapse of the applicable statute of limitations	(29)	(64)	(31)
Currency/other	6	(4)	(37)
December 31	$442	$426	$516

As of January 1, 2020, our unrecognized tax benefits were $426 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $364 million. Our unrecognized tax benefits were $442 million at December 31, 2020, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $369 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $30 million due to unfavorable audit developments or decrease by approximately $70 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $170 million as of January 1, 2020 and $170 million as of December 31, 2020. Our 2020 provision for income taxes included $11 million expense for interest and penalties.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. U.S. federal, state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. The earliest year still open to examination by U.S. federal and state tax authorities is 2016 and years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): China (2010), France (2015), India (2005), the United Kingdom (2015) and Switzerland (2014).

Note 17. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions, except per share data)
Net earnings	$3,569	$3,944	$3,331
Noncontrolling interest earnings	(14)	(15)	(14)
Net earnings attributable to Mondelēz International	$3,555	$3,929	$3,317
Weighted-average shares for basic EPS	1,431	1,445	1,472
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	10	13	14
Weighted-average shares for diluted EPS	1,441	1,458	1,486
Basic earnings per share attributable to Mondelēz International	$2.48	$2.72	$2.25
Diluted earnings per share attributable to Mondelēz International	$2.47	$2.69	$2.23

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and long-term incentive plan shares of 3.6 million for the year ended December 31, 2020, 5.2 million for the year ended December 31, 2019 and 11.6 million for the year ended December 31, 2018.

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

Our operations and management structure are organized into four operating segments:
•Latin America
•AMEA
•Europe
•North America

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangible assets, gains and losses on divestitures and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage benefit plan non-service income and interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net revenues:
Latin America	$2,477	$3,018	$3,202
AMEA	5,740	5,770	5,729
Europe	10,207	9,972	10,122
North America	8,157	7,108	6,885
Net revenues	$26,581	$25,868	$25,938

Earnings before income taxes:
Operating income:
Latin America	$189	$341	$410
AMEA	821	691	702
Europe	1,775	1,732	1,734
North America	1,587	1,451	849
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	16	91	141
General corporate expenses	(326)	(330)	(335)
Amortization of intangible assets	(194)	(174)	(176)
Net gain on divestiture	—	44	—
Acquisition-related costs	(15)	(3)	(13)
Operating income	3,853	3,843	3,312
Benefit plan non-service income	138	60	50
Interest and other expense, net	(608)	(456)	(520)
Earnings before income taxes	$3,383	$3,447	$2,842

No single customer accounted for 10% or more of our net revenues from continuing operations in 2020. Our five largest customers accounted for 17.5% and our ten largest customers accounted for 24.0% of net revenues from continuing operations in 2020.

Items impacting our segment operating results are discussed in Note 1, Summary of Significant Accounting Policies, Note 2, Acquisitions and Divestitures, Note 4, Property, Plant and Equipment, Note 6, Goodwill and Intangible Assets, Note 8, Restructuring Program, and Note 14, Commitments and Contingencies. Also see Note 9, Debt and Borrowing Arrangements, and Note 10, Financial Instruments, for more information on our interest and other expense, net for each period.

Total assets, depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Total assets:
Latin America (1)	$4,181	$4,716	$4,699
AMEA (1)	9,997	9,740	9,571
Europe (1)	21,442	20,354	19,426
North America (1)	23,297	21,637	21,015
Equity method investments	6,036	7,178	7,012
Unallocated assets and adjustments (2)	2,857	890	895
Total assets	$67,810	$64,515	$62,618

(1)Segment assets do not reflect outstanding intercompany asset balances as intercompany accounts have been eliminated at a segment level.
(2)Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances. Final adjustments for jurisdictional netting of deferred tax assets and liabilities is done at a consolidated level.

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Depreciation expense (1):
Latin America	$101	$105	$97
AMEA	159	164	159
Europe	238	238	248
North America	154	138	131
Total depreciation expense	$652	$645	$635

(1)Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the consolidated statement of cash flows for 2020 for total depreciation and amortization expenses.

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Capital expenditures:
Latin America	$219	$197	$261
AMEA	177	244	277
Europe	295	297	326
North America	172	187	231
Total capital expenditures	$863	$925	$1,095

Geographic data for net revenues (recognized in the countries where products are sold from) and long-lived assets, excluding deferred taxes, goodwill, intangible assets and equity method investments, were:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net revenues:
United States	$7,130	$6,625	$6,401
Other	19,451	19,243	19,537
Total net revenues	$26,581	$25,868	$25,938

	As of December 31,
	2020	2019	2018
	(in millions)
Long-lived assets:
United States	$1,956	$1,806	$1,481
Other	8,672	8,370	7,539
Total long-lived assets	$10,628	$10,176	$9,020

No individual country within Other exceeded 10% of our net revenues or long-lived assets for all periods presented.

Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Year Ended December 31, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$668	$2,039	$3,035	$7,024	$12,766
Chocolate	610	2,025	5,291	253	8,179
Gum & Candy	474	696	612	880	2,662
Beverages	403	544	102	—	1,049
Cheese & Grocery	322	436	1,167	—	1,925
Total net revenues	$2,477	$5,740	$10,207	$8,157	$26,581

	For the Year Ended December 31, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$708	$1,844	$2,998	$5,888	$11,438
Chocolate	710	2,082	5,119	247	8,158
Gum & Candy	823	861	698	973	3,355
Beverages	452	546	97	—	1,095
Cheese & Grocery	325	437	1,060	—	1,822
Total net revenues	$3,018	$5,770	$9,972	$7,108	$25,868

	For the Year Ended December 31, 2018
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$727	$1,724	$3,127	$5,607	$11,185
Chocolate	747	2,080	5,083	267	8,177
Gum & Candy	865	879	736	1,011	3,491
Beverages	533	553	98	—	1,184
Cheese & Grocery	330	493	1,078	—	1,901
Total net revenues	$3,202	$5,729	$10,122	$6,885	$25,938

Note 19. Quarterly Financial Data (Unaudited)

Our summarized operating results by quarter are detailed below.

	2020 Quarters
	First (1)	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$6,707	$5,911	$6,665	$7,298
Gross profit	2,451	2,331	2,792	2,872
Income tax (provision)/benefit	(148)	(341)	(391)	(344)
Gain/(loss) on equity method investment transactions	71	121	345	452
Equity method investment net earnings	121	106	84	110
Net earnings	743	545	1,122	1,159
Noncontrolling interest	(7)	(1)	(3)	(3)
Net earnings attributable to Mondelēz International	$736	$544	$1,119	$1,156
Weighted-average shares for basic EPS	1,434	1,431	1,432	1,429
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	11	8	10	10
Weighted-average shares for diluted EPS	1,445	1,439	1,442	1,439
Per share data:
Basic EPS attributable to Mondelēz International:	$0.51	$0.38	$0.78	$0.81
Diluted EPS attributable to Mondelēz International:	$0.51	$0.38	$0.78	$0.80
Dividends declared	$0.285	$0.285	$0.315	$0.315

	2019 Quarters (1)
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$6,538	$6,062	$6,355	$6,913
Gross profit	2,593	2,469	2,516	2,759
Income tax (provision)/benefit (2)	(189)	(216)	633	(230)
Gain/(loss) on equity method investment transactions	23	(25)	—	—
Equity method investment net earnings	166	109	114	112
Net earnings	973	804	1,431	736
Noncontrolling interest	(6)	(1)	(5)	(3)
Net earnings attributable to Mondelēz International	$967	$803	$1,426	$733
Weighted-average shares for basic EPS	1,449	1,445	1,445	1,441
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	12	13	13	12
Weighted-average shares for diluted EPS	1,461	1,458	1,458	1,453
Per share data:
Basic EPS attributable to Mondelēz International:	$0.67	$0.56	$0.99	$0.51
Diluted EPS attributable to Mondelēz International:	$0.66	$0.55	$0.98	$0.50
Dividends declared	$0.26	$0.26	$0.285	$0.285

(1)During the second quarter of 2020, we changed to reporting JDE Peet's earnings on a quarter lag basis and we recast all prior periods presented on the same basis. Please see Note 7, Equity Method Investments, for more information.
(2)The third quarter of 2019 was significantly impacted by the $769 million net deferred tax benefit related to Swiss tax reform. Refer to Note 16, Income Taxes, for more information.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2020 and 2019, we recorded the following pre-tax (charges)/benefits in earnings from continuing operations:

	2020 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$(15)	$(115)	$(123)	$(48)
Impact from pension participation changes	(3)	(3)	(3)	(2)
Impact from the resolution of tax matters	—	—	—	48
Loss related to interest rate swaps	(103)	—	—	—
Loss on debt extinguishment	—	—	—	(185)
Gain on equity method investment transactions	71	121	345	452
	$(50)	$3	$219	$265

	2019 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$(20)	$(15)	$(134)	$(59)
Net gain on divestiture	—	41	3	—
Impact from pension participation changes	—	35	(3)	(3)
Impact from the resolution of tax matters	—	—	—	(85)
Loss related to interest rate swaps	—	—	(111)	—
Gain/(loss) on equity method investment transactions	23	(25)	—	—
	$3	$36	$(245)	$(147)

Items impacting our operating results are discussed in Note 1, Summary of Significant Accounting Policies, Note 2, Acquisitions and Divestitures, Note 6, Goodwill and Intangible Assets, Note 7, Equity Method Investments, Note 8, Restructuring Program, Note 9, Debt and Borrowing Arrangements, Note 10, Financial Instruments, Note 11, Benefit Plans, and Note 14, Commitments and Contingencies – Tax Matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
•provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The scope of Management’s assessment of internal control over financial reporting excludes 0.4% of the Company’s consolidated total assets and 1% of the Company’s consolidated net revenues related to Give & Go, which was acquired on April 1, 2020.

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2020, based on the criteria in Internal Control Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report that appears under Item 8.

February 5, 2021

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2020. Many of our employees and those of our outsourcing partners and other accounting service providers continued to work remotely as a significant number of our and their offices were closed in response to the COVID-19 outbreak. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance – Governance Guidelines,” “Corporate Governance – Codes of Conduct,” “Board Committees and Membership – Audit Committee” and if applicable, "Delinquent Section 16(a) Reports" in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 19, 2021 (“2021 Proxy Statement”). All of this information from the 2021 Proxy Statement is incorporated by reference into this Annual Report.

The information on our web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.   Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership – Human Resources and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Human Resources and Compensation Committee Report for the Year Ended December 31, 2020” and "CEO Pay Ratio" in our 2021 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of grants issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2020 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	32,642,113	$39.51	53,167,179

(1)Includes outstanding options, deferred stock units and performance share units and excludes restricted stock.
(2)Weighted average exercise price of outstanding options only.
(3)Shares available for grant under our Amended and Restated 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2021 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2021 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.   Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2021 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

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

2.8
Fourth Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, among Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, dated as of October 28, 2019 (incorporated by reference to Exhibit 2,8 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 7, 2020).

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

4.8
Indenture, by and between Mondelez International Holdings Netherlands B.V, the Registrant and Deutsche Bank Trust Company Americas, dated as of October 28, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2016).

4.9
First Supplemental Indenture, dated as of September 19, 2019, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2019).

4.10
Second Supplemental Indenture, dated as of October 2, 2019, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2019).

4.11
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

10.3
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

10.7
Investor Rights Agreement between Acorn Holdings B.V., Mondelez Coffee HoldCo B.V. and JDE Peet’s B.V., dated May 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2020).

10.8
Letter Agreement between Mondelez Coffee HoldCo B.V., Acorn Holdings B.V., Delta Charger HoldCo B.V., JDE Minority Holdings B.V. and JACOBS DOUWE EGBERTS B.V., dated May 30, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2020).

10.9
Investor Rights Agreement by and among Keurig Dr Pepper Inc., Maple Holdings B.V. and Mondelēz International Holdings LLC, dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2018).

10.10
Settlement Agreement, between the Registrant and Kraft Foods Group, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).

10.11
Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of February 3, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.12
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2018).+

10.13
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.14
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.15
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2018).+

10.16
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.17
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.18
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2018).+

10.19
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.20
Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.21
Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.22
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan I, dated December 20, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.23
Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.24
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan II, dated December 20, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.25
Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.26
Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.27
Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.28
Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.29
Mondelēz International, Inc. Change in Control Plan for Key Executives, amended May 14, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019).+

10.30
Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.31
Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.32
Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.33
Offer of Employment Letter, between the Registrant and Dirk Van de Put, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2017).+

10.34
Offer of Employment Letter, between Mondelēz Global LLC and Glen Walter, dated October 15, 2017 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

10.35
Employment Letter, between Mondelēz Global LLC and Gerhard Pleuhs, dated August 23, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.36
Offer of Employment Letter, between Mondelēz Global LLC and Paulette Alviti, dated April 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.37
International Permanent Transfer Letter, between Mondelēz Global LLC and Luca Zaramella, effective August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018).+

10.38
Employment Letter, between Mondelez Europe and Vinzenz P. Gruber, dated November 29, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.39
Offer of Employment Letter, between Mondelēz Global LLC and Sandra MacQuillan, dated April 23, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019).+

10.40
Offer of Employment Letter between the Registrant and Gustavo Valle, dated January 6, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.41	Offer of Employment Letter between Mondelēz Global LLC and Laura Stein, dated November 9, 2020.+
10.42	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+
10.43
Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009).+

10.44
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
101
The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

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

Date: February 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DIRK VAN DE PUT	Director, Chairman and Chief Executive Officer	February 5, 2021
(Dirk Van de Put)
/s/ LUCA ZARAMELLA	Executive Vice President and Chief Financial Officer	February 5, 2021
(Luca Zaramella)
/s/ NELSON URDANETA	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 5, 2021
(Nelson Urdaneta)
/s/ LEWIS W.K. BOOTH	Director	February 5, 2021
(Lewis W.K. Booth)
/s/ CHARLES E. BUNCH	Director	February 5, 2021
(Charles E. Bunch)
/s/ DEBRA A. CREW	Director	February 5, 2021
(Debra A. Crew)
/s/ LOIS D. JULIBER	Director	February 5, 2021
(Lois D. Juliber)
/s/ PETER W. MAY	Director	February 5, 2021
(Peter W. May)
/s/ JORGE S. MESQUITA	Director	February 5, 2021
(Jorge S. Mesquita)
/s/ FREDRIC G. REYNOLDS	Director	February 5, 2021
(Fredric G. Reynolds)
/s/ CHRISTIANA S. SHI	Director	February 5, 2021
(Christiana S. Shi)
/s/ PATRICK T. SIEWERT	Director	February 5, 2021
(Patrick T. Siewert)
/s/ MICHAEL A. TODMAN	Director	February 5, 2021
(Michael A. Todman)
/s/ JEAN-FRANÇOIS M. L. VAN BOXMEER	Director	February 5, 2021
(Jean-François M. L. van Boxmeer)

Mondelēz International, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended December 31, 2020, 2019 and 2018
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2020:
Allowance for trade receivables	$35	$10	$(1)	$2	$42
Allowance for other current receivables	44	1	(1)	2	42
Allowance for long-term receivables	14	1	(3)	—	12
Valuation allowance for deferred taxes	1,243	119	24	109	1,277
	$1,336	$131	$19	$113	$1,373
2019:
Allowance for trade receivables	$40	$2	$(4)	$3	$35
Allowance for other current receivables	47	(1)	1	3	44
Allowance for long-term receivables	24	—	—	10	14
Valuation allowance for deferred taxes	1,153	349	1	260	1,243
	$1,264	$350	$(2)	$276	$1,336
2018:
Allowance for trade receivables	$50	$3	$(6)	$7	$40
Allowance for other current receivables	98	(10)	(24)	17	47
Allowance for long-term receivables	21	—	3	—	24
Valuation allowance for deferred taxes	853	409	4	113	1,153
	$1,022	$402	$(23)	$137	$1,264

Notes:
(a)Primarily related to divestitures, acquisitions and currency translation.
(b)Represents charges for which allowances were created.
S-1