Form 10-Q
period 2021-03-31
Mondelez International, Inc.
filed 2021-04-28
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, no par value	MDLZ	The Nasdaq Global Select Market
1.625% Notes due 2027	MDLZ27	The Nasdaq Stock Market LLC
0.250% Notes due 2028	MDLZ28	The Nasdaq Stock Market LLC
0.750% Notes due 2033	MDLZ33	The Nasdaq Stock Market LLC
2.375% Notes due 2035	MDLZ35	The Nasdaq Stock Market LLC
4.500% Notes due 2035	MDLZ35A	The Nasdaq Stock Market LLC
1.375% Notes due 2041	MDLZ41	The Nasdaq Stock Market LLC
3.875% Notes due 2045	MDLZ45	The Nasdaq Stock Market LLC
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

At April 23, 2021, there were 1,404,711,224 shares of the registrant’s Class A Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net revenues	$7,238	$6,707
Cost of sales	4,272	4,256
Gross profit	2,966	2,451
Selling, general and administrative expenses	1,564	1,537
Asset impairment and exit costs	90	15
Gain on acquisition	(9)	—
Amortization of intangibles	38	43
Operating income	1,283	856
Benefit plan non-service income	(44)	(33)
Interest and other expense, net	218	190
Earnings before income taxes	1,109	699
Income tax provision	(212)	(148)
(Loss)/gain on equity method investment transactions	(7)	71
Equity method investment net earnings	78	121
Net earnings	968	743
Noncontrolling interest earnings	(7)	(7)
Net earnings attributable to Mondelēz International	$961	$736
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.68	$0.51
Diluted earnings per share attributable to Mondelēz International	$0.68	$0.51

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net earnings	$968	$743
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(136)	(1,371)
Pension and other benefit plans	69	60
Derivative cash flow hedges	2	58
Total other comprehensive earnings/(losses)	(65)	(1,253)
Comprehensive earnings/(losses)	903	(510)
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(2)	2
Comprehensive earnings/(losses) attributable to Mondelēz International	$905	$(512)

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2,028	$3,619
Trade receivables (net of allowances of $40 at March 31, 2021 and $42 at December 31, 2020)	2,655	2,297
Other receivables (net of allowances of $41 at March 31, 2021 and $42 at December 31, 2020)	660	657
Inventories, net	2,635	2,647
Other current assets	865	759
Total current assets	8,843	9,979
Property, plant and equipment, net	8,766	9,026
Operating lease right of use assets	609	638
Goodwill	21,945	21,895
Intangible assets, net	18,527	18,482
Prepaid pension assets	742	672
Deferred income taxes	725	790
Equity method investments	5,916	6,036
Other assets	276	292
TOTAL ASSETS	$66,349	$67,810
LIABILITIES
Short-term borrowings	$674	$29
Current portion of long-term debt	1,895	2,741
Accounts payable	6,372	6,209
Accrued marketing	2,136	2,130
Accrued employment costs	670	834
Other current liabilities	2,803	3,216
Total current liabilities	14,550	15,159
Long-term debt	16,961	17,276
Long-term operating lease liabilities	447	470
Deferred income taxes	3,353	3,346
Accrued pension costs	1,161	1,257
Accrued postretirement health care costs	345	346
Other liabilities	2,383	2,302
TOTAL LIABILITIES	39,200	40,156
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at March 31, 2021 and December 31, 2020)	—	—
Additional paid-in capital	32,009	32,070
Retained earnings	28,903	28,402
Accumulated other comprehensive losses	(10,746)	(10,690)
Treasury stock, at cost (591,880,718 shares at March 31, 2021 and 577,363,557 shares at December 31, 2020)	(23,091)	(22,204)
Total Mondelēz International Shareholders’ Equity	27,075	27,578
Noncontrolling interest	74	76
TOTAL EQUITY	27,149	27,654
TOTAL LIABILITIES AND EQUITY	$66,349	$67,810
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended March 31, 2021
Balances at January 1, 2021	$—	$32,070	$28,402	$(10,690)	$(22,204)	$76	$27,654
Comprehensive earnings/(losses):
Net earnings	—	—	961	—	—	7	968
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(56)	—	(9)	(65)
Exercise of stock options and issuance of other stock awards	—	(61)	(15)	—	130	—	54
Common Stock repurchased	—	—	—	—	(1,017)	—	(1,017)
Cash dividends declared ($0.315 per share)	—	—	(445)	—	—	—	(445)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	—	—
Balances at March 31, 2021	$—	$32,009	$28,903	$(10,746)	$(23,091)	$74	$27,149
Three Months Ended March 31, 2020
Balances at January 1, 2020	$—	$32,019	$26,615	$(10,254)	$(21,139)	$76	$27,317
Comprehensive earnings/(losses):
Net earnings	—	—	736	—	—	7	743
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(1,248)	—	(5)	(1,253)
Exercise of stock options and issuance of other stock awards	—	(29)	(38)	—	188	—	121
Common Stock repurchased	—	—	—	—	(701)	—	(701)
Cash dividends declared ($0.285 per share)	—	—	(408)	—	—	—	(408)
Dividends paid on noncontrolling interest and other activities	—	—	1	—	—	—	1
Balances at March 31, 2020	$—	$31,990	$26,906	$(11,502)	$(21,652)	$78	$25,820

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$968	$743
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	284	256
Stock-based compensation expense	25	28
Deferred income tax provision/(benefit)	34	(26)
Asset impairments and accelerated depreciation	43	—
Loss on early extinguishment of debt	110	—
Gain on acquisition	(9)	—
Loss/(gain) on equity method investment transactions	7	(71)
Equity method investment net earnings	(78)	(121)
Distributions from equity method investments	74	165
Other non-cash items, net	(23)	126
Change in assets and liabilities, net of acquisitions:
Receivables, net	(494)	(610)
Inventories, net	(37)	(48)
Accounts payable	283	206
Other current assets	(140)	(217)
Other current liabilities	(55)	(71)
Change in pension and postretirement assets and liabilities, net	(77)	(76)
Net cash provided by operating activities	915	284
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(216)	(214)
Acquisitions, net of cash received	(490)	—
Proceeds from divestitures including equity method investments	—	185
Other	16	(26)
Net cash used in investing activities	(690)	(55)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	—	157
Repayments of commercial paper, maturities greater than 90 days	—	(497)
Net issuances of other short-term borrowings	647	2,477
Long-term debt proceeds	2,373	—
Long-term debt repaid	(3,353)	(670)
Repurchase of Common Stock	(1,046)	(720)
Dividends paid	(453)	(409)
Other	51	117
Net cash (used in)/provided by financing activities	(1,781)	455
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35)	(60)
Cash, cash equivalents and restricted cash:
(Decrease)/Increase	(1,591)	624
Balance at beginning of period	3,650	1,328
Balance at end of period	$2,059	$1,952

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation:
The condensed consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries, except our Venezuelan subsidiaries that were deconsolidated in 2015. All intercompany transactions are eliminated. The noncontrolling interest represents the noncontrolling investors' interests in the results of subsidiaries that we control and consolidate. We account for investments over which we exercise significant influence under the equity method of accounting. Investments over which we do not have significant influence or control are not material and as there are no readily determinable fair values for the equity interests, these investments are carried at cost with changes in the investment recognized to the extent cash is received.

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries and changed their functional currency from the Argentinean peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinean pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of March 31, 2021, our Argentinean operations had $5 million of Argentinean peso denominated net monetary assets. Our Argentinean operations contributed $89 million, or 1.2% of consolidated net revenues in the three months ended March 31, 2021. Within selling, general and administrative expenses, we recorded a remeasurement loss of $5 million during the three months ended March 31, 2021 as well as a remeasurement loss of $2 million during the three months ended March 31, 2020 related to the revaluation of the Argentinean peso denominated net monetary position over these periods.

Brexit. Following the separation of the United Kingdom from the European Union ("Brexit") in 2020, a new trade arrangement was reached between the U.K. and E.U. that began on January 1, 2021. The main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. subject to prescribed trade terms. We also need to meet product and labeling standards for both the U.K. and E.U. Cross-border trade between the U.K. and E.U. is now subject to new customs regulations, documentation and reviews. To comply with the new requirements, we increased resources in customer service and logistics, in our factories, and on our customs support teams. We adapted our processes and systems for the new and increased number of customs transactions. We continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the U.K. If the U.K.’s separation from, or new trade arrangements with, the E.U. negatively impact the U.K. economy or result in disagreements on trade terms, delays affecting our supply chain or distribution, or disruptions to sales or collections, the impact to our results of operations, financial condition and cash flows could be material. In the three months ended March 31, 2021, we generated 9.9% of our consolidated net revenues in the U.K.

Other Countries. Since we sell our products in over 150 countries and have operations in approximately 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to potential exposures. We continue to monitor the ongoing COVID-19 global pandemic and related impacts to our business operations, currencies and net monetary exposures. Since the global onset of COVID-19 in early 2020, most countries in which we do business experienced periods of significant economic uncertainty as well as exchange rate volatility. At this time, except for Argentina which is accounted for as a highly inflationary economy, we do not anticipate any other countries in which we operate to be at risk of becoming highly inflationary countries.

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash that is recorded within other current assets of $31 million as of March 31, 2021 and $31 million as of December 31, 2020. Total cash, cash equivalents and restricted cash was $2,059 million as of March 31, 2021 and $3,650 million as of December 31, 2020.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2021	$(42)	$(42)	$(12)
Current period provision for expected credit losses	(2)	—	—
Write-offs charged against the allowance	1	1	—
Currency	3	—	1
Balance at March 31, 2021	$(40)	$(41)	$(11)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $905 million as of March 31, 2021 and $760 million as of December 31, 2020. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions:
We recorded $29 million in operating lease and $30 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2021 and $89 million in operating lease and $25 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2020.

New Accounting Pronouncements:
In December 2019, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that removes certain exceptions in accounting for income taxes, improves consistency in application and clarifies existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, we adopted this ASU and it did not have a material impact on our consolidated financial statements.

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

Note 2. Acquisitions and Divestitures

On April 1, 2021, we acquired Gourmet Food Holdings Pty Ltd, a leading Australian food company in the premium biscuit and cracker category, for closing cash consideration of approximately $458 million Australian dollars ($348 million). We incurred acquisition-related costs of $1 million during the three months ended March 31, 2021.

On March 25, 2021, we acquired a majority interest in Lion/Gemstone Topco Ltd ("Grenade"), a performance nutrition leader in the United Kingdom, for closing cash consideration of £188 million ($260 million), net of cash received. The acquisition of Grenade expands our position into the premium nutrition market. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $81 million to indefinite-lived intangible assets, $24 million to definite-lived intangible assets, $180 million to goodwill, $1 million to property, plant and equipment, $11 million to inventory, $18 million to accounts receivable, $1 million to other current assets, $25 million to current liabilities, $20 million to deferred tax liabilities and $11 million to long-term other liabilities. We incurred acquisition-related costs of $2 million during the three months ended March 31, 2021.

On January 4, 2021, we acquired the remaining 93% of equity of Hu Master Holdings, a category leader in premium chocolate in the United States, which provides a strategic complement to our snacking portfolio in North America through growth opportunities in chocolate and other categories in the well-being category. The initial cash consideration paid was $229 million, net of cash received, and the Company may be required to pay additional cash consideration. The estimated fair value of the contingent consideration obligation at the acquisition date was $132 million and was determined using a Monte Carlo simulation based on forecasted future results. We are unable to provide a range of amounts that could be paid as contingent consideration as it is based primarily on revenue and gross margin of the business for the twelve months ended December 31, 2022 and there is not a minimum or maximum payout. As a result of acquiring the remaining equity interest, we consolidated the operations prospectively from the date of acquisition and recorded a pre-tax gain of $9 million ($7 million after-tax) related to stepping up our previously-held $8 million (7%) investment to fair value. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $123 million to indefinite-lived intangible assets, $51 million to definite-lived intangible assets, $202 million to goodwill, $1 million to property, plant and equipment, $2 million to inventory, $4 million to accounts receivable, $5 million to current liabilities and $132 million to long-term other liabilities. During the three months ended March 31, 2021, the acquisition added incremental net revenues of $8 million and an operating loss of $6 million. We incurred acquisition-related costs of $4 million during the three months ended March 31, 2021.

On April 1, 2020, we acquired a majority interest in Give & Go, a North American leader in fully-finished sweet baked goods and owner of the famous two-bite® brand of brownies and the Create-A-Treat® brand, known for cookie and gingerbread house decorating kits. The acquisition of Give & Go provides access to the in-store bakery channel and expands our position in broader snacking. The purchase consideration for Give & Go totaled $1,136 million, net of cash received. We have recorded a preliminary purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as follows:

(in millions)
Receivables	$29
Inventory	38
Other current assets	6
Property, plant and equipment	136
Operating right of use assets	61
Definite-life intangible assets	511
Indefinite-life intangible assets	42
Goodwill	531
Assets acquired	$1,354
Current liabilities	42
Deferred tax liabilities	92
Long-term operating lease liabilities	56
Long-term debt	6
Long-term other liabilities	19
Total purchase price	$1,139
Less: cash received	3
Net Cash Paid	$1,136

Within definite-life intangible assets, we allocated $416 million to customer relationships which have an estimated useful life of 17 years. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value for customer relationships at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The acquisition added incremental net revenues of $106 million and operating income of $6 million in the three months ended March 31, 2021. During the first quarter of 2020, we incurred $5 million of acquisition-related costs.

Note 3. Inventories

Inventories consisted of the following:

	As of March 31, 2021	As of December 31, 2020
	(in millions)
Raw materials	$766	$718
Finished product	1,990	2,059
	2,756	2,777
Inventory reserves	(121)	(130)
Inventories, net	$2,635	$2,647

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31, 2021	As of December 31, 2020
	(in millions)
Land and land improvements	$411	$422
Buildings and building improvements	3,196	3,252
Machinery and equipment	11,889	12,053
Construction in progress	616	628
	16,112	16,355
Accumulated depreciation	(7,346)	(7,329)
Property, plant and equipment, net	$8,766	$9,026

For the three months ended March 31, 2021, capital expenditures of $216 million excluded $230 million of accrued capital expenditures remaining unpaid at March 31, 2021 and included payment for a portion of the $275 million of capital expenditures that were accrued and unpaid at December 31, 2020. For the three months ended March 31, 2020, capital expenditures of $214 million excluded $259 million of accrued capital expenditures remaining unpaid at March 31, 2020 and included payment for a portion of the $334 million of capital expenditures that were accrued and unpaid at December 31, 2019.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, Restructuring Program).

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Latin America	$—	$—
AMEA	(16)	(1)
Europe	2	1
North America	54	1
Total	$40	$1

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of March 31, 2021	As of December 31, 2020
	(in millions)
Latin America	$673	$706
AMEA	3,229	3,250
Europe	7,929	8,038
North America	10,114	9,901
Goodwill	$21,945	$21,895

Intangible assets consisted of the following:

	As of March 31, 2021	As of December 31, 2020
	(in millions)
Indefinite-life intangible assets	$17,505	$17,492
Definite-life intangible assets	2,956	2,907
	20,461	20,399
Accumulated amortization	(1,934)	(1,917)
Intangible assets, net	$18,527	$18,482

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Definite-life intangible assets consist primarily of brands, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $38 million for the three months ended March 31, 2021 and $43 million for the three months ended March 31, 2020. For the next five years, we currently estimate annual amortization expense of approximately $130 million in 2021, approximately $120 million in 2022-2024 and approximately $105 million in 2025 (reflecting March 31, 2021 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2021	$21,895	$20,399
Currency	(332)	(217)
Acquisitions	382	279
Balance at March 31, 2021	$21,945	$20,461

In connection with our acquisitions of Grenade and the remaining interest in Hu Master Holdings during the first quarter of 2021, we recorded a preliminary purchase price allocation of $382 million to goodwill and $279 million to intangible assets. See Note 2, Acquisitions and Divestitures, for additional information.

During the first quarters of 2021 and 2020, we evaluated our goodwill and intangible asset impairment risk through an assessment of potential triggering events. In light of the ongoing COVID-19 global pandemic, we considered qualitative and quantitative information in our assessment over indefinite-life intangible assets. Based on the financial performance of our goodwill reporting units and intangible assets and review of other significant fair value assumptions, we concluded that no impairment indicators were present that would require a full impairment assessment. We will continue to monitor the potential for asset impairment risk over coming quarters.

In 2020, we recorded $144 million of intangible asset impairment charges related to eight brands. The ongoing impact of the COVID-19 pandemic resulted in greater declines in the sales and earnings for certain brands, particularly our gum brands. During our annual impairment testing as of July 1, 2020, we identified nine brands, including the eight impaired brands, that each had a fair value in excess of book value of 10% or less. The aggregate book value of the nine brands was $738 million as of March 31, 2021. We continue to monitor our brand performance, particularly in light of the significant uncertainty due to the COVID-19 pandemic and related impacts to our business. If the brand earnings expectations, including the timing of the expected recovery from the COVID-19 pandemic impacts, are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

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

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Keurig Dr Pepper Inc. (NASDAQ: "KDP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. As of March 31, 2021, we owned 22.8%, 8.3%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $5,916 million as of March 31, 2021 and $6,036 million as of December 31, 2020. We recorded equity earnings and cash dividends of $78 million and $74 million in the first quarter of 2021 and equity earnings and cash dividends of $121 million and $165 million in the first quarter of 2020.

Based on the quoted closing prices as of March 31, 2021, the combined fair value of our publicly-traded investments in JDEP and KDP was $8.3 billion, and for each investment, its fair value exceeded its carrying value.

Keurig Dr Pepper Transactions:
On March 4, 2020, we participated in a secondary offering of KDP shares and sold approximately 6.8 million shares, which reduced our ownership interest by 0.5% of the total outstanding shares. We received $185 million of proceeds and recorded a pre-tax gain of $71 million (or $54 million after-tax) during the first quarter of 2020.

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

	For the Three Months Ended March 31, 2020
	As Reported	As Recast
	(in millions, except per share data)
Statements of Earnings
Equity method investment net earnings	$138	$121
Net earnings	760	743
Net earnings attributable to Mondelēz International	753	736
Earnings per share attributable to Mondelēz International:
Basic EPS	$0.53	$0.51
Diluted EPS	$0.52	$0.51

Statements of Other Comprehensive Earnings
Currency translation adjustment	$(1,511)	$(1,371)
Pension and other benefit plans	79	60
Derivative cash flow hedges	60	58
Total other comprehensive earnings/(losses)	(1,372)	(1,253)
Comprehensive earnings/(losses) attributable to Mondelēz International	(614)	(512)

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and implementation charges of $4.8 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the three months ended March 31, 2021 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2021	$304	$—	$304
Charges	47	41	88
Cash spent	(34)	—	(34)
Non-cash settlements/adjustments	1	(41)	(40)
Currency	(10)	—	(10)
Liability balance, March 31, 2021	$308	$—	$308

•We recorded restructuring charges of $88 million in the first quarter of 2021 and $15 million in the first quarter of 2020 within asset impairment and exit costs and benefit plan non-service income.
•We spent $34 million in the first quarter of 2021 and $37 million in the first quarter of 2020 in cash severance and related costs.
•We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other adjustments, including any gains on sale of restructuring program assets, which totaled $40 million in the first quarter of 2021 and $3 million in the first quarter of 2020.
•At March 31, 2021, $261 million of our net restructuring liability was recorded within other current liabilities and $47 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $34 million in the first quarter of 2021 and $43 million in the first quarter of 2020. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three months ended March 31, 2021 and March 31, 2020, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended March 31, 2021
Restructuring Costs	$3	$(21)	$6	$101	$(1)	$88
Implementation Costs	3	2	10	10	9	34
Total	$6	$(19)	$16	$111	$8	$122
For the Three Months Ended March 31, 2020
Restructuring Costs	$4	$(1)	$3	$2	$7	$15
Implementation Costs	7	3	14	10	9	43
Total	$11	$2	$17	$12	$16	$58
Total Project (Inception to Date)
Restructuring Costs	$550	$537	$1,149	$593	$141	$2,970
Implementation Costs	290	231	521	466	347	1,855
Total	$840	$768	$1,670	$1,059	$488	$4,825

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2021		As of December 31, 2020
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$584	0.2%	$—	—%
Bank loans	90	5.0%	29	4.8%
Total short-term borrowings	$674		$29

As of March 31, 2021, commercial paper issued and outstanding had between 6 and 15 days remaining to maturity. Commercial paper borrowings since year end increased to help finance the debt redemption, share repurchases and dividend payments.

Our uncommitted credit lines and committed credit lines available as of March 31, 2021 and December 31, 2020 include:

	As of March 31, 2021		As of December 31, 2020
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,488	$90	$1,487	$29
Credit facility expiry(1):
February 24, 2021		—	1,500	—
February 23, 2022	2,500	—
February 27, 2024	4,500	—	4,500	—

(1) We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At March 31, 2021, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $37.8 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

Long-Term Debt:

Redemptions:
On March 31, 2021, we completed an early redemption of Euro and U.S. dollar denominated notes for the following amounts (in millions):

Interest Rate	Maturity Date	Amount Redeemed	USD Equivalent
1.000%	March 2022	€500	$587
1.625%	January 2023	€700	$821
2.125%	April 2023	$500	$500
4.000%	February 2024	$492	$492
We recorded $137 million of extinguishment loss and debt-related expenses within interest and other expense, net related to $110 million paid in excess of carrying value of the debt and recognizing unamortized discounts and deferred financing in earnings and $27 million foreign currency derivative loss related to the redemption payment at the time of the debt extinguishment. The cash payments related to the redemption were classified as cash outflows from financing activities in the consolidated statement of cash flows.

Repayments:
During the three months ended March 31, 2021, we repaid the following notes or term loans (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.375%	January 2021	€679	$827

Issuances:
During the three months ended March 31, 2021, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
March 2021	1.375%	March 2041	€650	$777
March 2021	0.750%	March 2033	€600	$717
March 2021	0.250%	March 2028	€750	$896
(1) Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.

Fair Value of Our Debt:
The fair value of our short-term borrowings at March 31, 2021 and December 31, 2020 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of March 31, 2021	As of December 31, 2020
	(in millions)
Fair Value	$20,203	$21,568
Carrying Value	$19,530	$20,046

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Interest expense, debt	$98	$110
Loss on debt extinguishment and related expenses	137	—
Loss related to interest rate swaps	—	103
Other (income)/expense, net	(17)	(23)
Interest and other expense, net	$218	$190

Other income includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts that totaled $20 million in the three months ended March 31, 2021 and $33 million in the three months ended March 31, 2020.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2021		As of December 31, 2020
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$13	$193	$12	$340
Net investment hedge derivative contracts (1)	118	58	114	129
	$131	$251	$126	$469
Derivatives not designated as accounting hedges:
Currency exchange contracts	$141	$73	$134	$119
Commodity contracts	249	104	205	128
	$390	$177	$339	$247
Total fair value	$521	$428	$465	$716

(1)Net investment hedge derivative contracts consist of cross-currency interest rate swaps, forward contracts and options. We also designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above, but is included in long-term debt discussed in Note 8, Debt and Borrowing Arrangements. Both net investment hedge derivative contracts and non-U.S. dollar denominated debt acting as net investment hedges are also disclosed in the Derivative Volume table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of March 31, 2021
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$68	$—	$68	$—
Commodity contracts	145	68	77	—
Interest rate contracts	(180)	—	(180)	—
Net investment hedge contracts	60	—	60	—
Total derivatives	$93	$68	$25	$—

	As of December 31, 2020
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$15	$—	$15	$—
Commodity contracts	77	46	31	—
Interest rate contracts	(328)	—	(328)	—
Net investment hedge contracts	(15)	—	(15)	—
Total derivatives	$(251)	$46	$(297)	$—

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

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of March 31, 2021	As of December 31, 2020
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,218	$2,184
Forecasted transactions	3,845	4,169
Commodity contracts	6,088	7,947
Interest rate contracts	3,500	3,500
Net investment hedges:
Net investment hedge derivative contracts	4,720	4,551
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,737	3,744
British pound sterling notes	363	360
Swiss franc notes	1,102	1,175
Canadian dollar notes	478	472

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Accumulated (loss)/gain at beginning of period	$(161)	$(213)
Transfer of realized losses/(gains) in fair value to earnings	5	81
Unrealized (loss)/gain in fair value	(3)	(23)
Accumulated (loss)/gain at end of period	$(159)	$(155)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Interest rate contracts	$(5)	$(81)

Within interest and other expense, net, due to changes in forecasted debt, we recognized losses related to forward-starting interest rate swaps of $79 million ($103 million pre-tax) in the three months ended March 31, 2020.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Currency exchange contracts – forecasted transactions	$(1)	$—
Interest rate contracts	(2)	(23)
Total	$(3)	$(23)

Cash flow hedge ineffectiveness was not material for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $113 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of March 31, 2021, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 3 years and 6 months.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of March 31, 2021 was $4.7 billion. The impacts of the net investment hedge derivative contracts on other comprehensive earnings and net earnings were as follows:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$59	$332

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$20	$33

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

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Euro notes	$124	$42
British pound sterling notes	(2)	17
Swiss franc notes	56	(6)
Canadian notes	(5)	27

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,		Location of Gain/(Loss) Recognized in Earnings
	2021	2020
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$70	$(73)	Interest and other expense, net
Forecasted transactions	50	26	Cost of sales
Forecasted transactions	(16)	1	Interest and other expense, net
Forecasted transactions	2	(1)	Selling, general and administrative expenses
Commodity contracts	94	(197)	Cost of sales
Total	$200	$(244)

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Service cost	$2	$1	$35	$30
Interest cost	10	13	29	37
Expected return on plan assets	(18)	(19)	(106)	(99)
Amortization:
Net loss from experience differences	4	4	33	29
Prior service cost/(benefit)	—	—	(2)	(2)
Settlement losses and other expenses	3	4	—	2
Net periodic pension cost	$1	$3	$(11)	$(3)
Employer Contributions:
During the three months ended March 31, 2021, we contributed $3 million to our U.S. pension plans and $63 million to our non-U.S. pension plans, including $31 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of March 31, 2021, over the remainder of 2021, we plan to make further contributions of approximately $5 million to our U.S. plans and approximately $165 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
On July 11, 2019, we received an undiscounted withdrawal liability assessment related to our complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. ~~I~~n connection with the discounted long-term liability, we recorded accreted interest of $3 million in the three months ended March 31, 2021 and in the three months ended March 31, 2020 within interest and other expense, net. As of March 31, 2021, the remaining discounted withdrawal liability was $372 million, with $14 million recorded in other current liabilities and $358 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care benefit consisted of the following:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Service cost	$1	$1
Interest cost	2	3
Amortization:
Net loss from experience differences	1	3
Prior service credit	—	(8)
Net periodic postretirement health care benefit	$4	$(1)

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Service cost	$1	$1
Interest cost	1	1
Amortization of net gains	(1)	(1)
Net periodic postemployment cost	$1	$1

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2021	27,751,894	$39.51	5 years	$527	million
Annual grant to eligible employees	2,412,080	56.13
Additional options issued	48,170	57.09
Total options granted	2,460,250	56.15
Options exercised (1)	(1,734,108)	29.72		$46	million
Options canceled	(222,648)	44.57
Balance at March 31, 2021	28,255,388	41.52	6 years	$482	million

(1)Cash received from options exercised was $67 million in the three months ended March 31, 2021. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $7 million in the three months ended March 31, 2021.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2021	4,896,990		$53.80
Annual grant to eligible employees:		Feb 18, 2021
Performance share units	903,250		59.35
Deferred stock units	549,710		56.13
Additional shares granted (1)	1,043,632	Various	52.99
Total shares granted	2,496,592		55.98	$140	million
Vested (2)	(2,291,494)		49.80	$114	million
Forfeited	(126,925)		56.45
Balance at March 31, 2021	4,975,163		56.67

(1)Includes performance share units and deferred stock units.
(2)The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $6 million in the three months ended March 31, 2021.
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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. On December 2, 2020, our Board of Directors approved an increase of $4.0 billion in the share repurchase program, raising the authorization to $23.7 billion of Common Stock repurchases, and extended the program through December 31, 2023. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2021, we had repurchased approximately $18.0 billion of Common Stock pursuant to this authorization. During the three months ended March 31, 2021, we repurchased approximately 18.2 million shares of Common Stock at an average cost of $55.97 per share, or an aggregate cost of approximately $1.0 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2021, we have $4.7 billion in remaining share repurchase capacity.

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

In November 2019, the European Commission informed us that it has initiated an investigation into our alleged infringement of European Union competition law through certain practices restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it has taken the next procedural step in its investigation and opened formal proceedings. We are cooperating with the investigation and expect to continue to engage with the European Commission as their investigation proceeds. It is not possible to predict how long the investigation will take or the ultimate outcome of this matter.

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2021, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $34 million in the first three months of 2021 and $104 million in the first three months of 2020.

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,655)	$(8,320)
Currency translation adjustments	(134)	(1,281)
Tax (expense)/benefit	(2)	(90)
Other comprehensive earnings/(losses)	(136)	(1,371)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	9	5
Balance at end of period	(8,782)	(9,686)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,874)	$(1,721)
Net actuarial gain/(loss) arising during period	(1)	(22)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	35	25
Settlement losses and other expenses	3	6
Tax expense/(benefit) on reclassifications (2)	(9)	(8)
Currency impact	41	59
Other comprehensive earnings/(losses)	69	60
Balance at end of period	(1,805)	(1,661)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(161)	$(213)
Net derivative gains/(losses)	(7)	(40)
Tax (expense)/benefit on net derivative gain/(loss)	1	15
Losses/(gains) reclassified into net earnings:
Interest rate contracts (3)	6	105
Tax expense/(benefit) on reclassifications (2)	(1)	(24)
Currency impact	3	2
Other comprehensive earnings/(losses)	2	58
Balance at end of period	(159)	(155)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,690)	$(10,254)
Total other comprehensive earnings/(losses)	(65)	(1,253)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	9	5
Other comprehensive earnings/(losses) attributable to Mondelēz International	(56)	(1,248)
Balance at end of period	$(10,746)	$(11,502)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(2)Taxes reclassified to earnings are recorded within the provision for income taxes.
(3)These reclassified gains or losses are recorded within interest and other expense, net.

Note 14. Income Taxes

As of the first quarter of 2021, our estimated annual effective tax rate, which excludes discrete tax impacts, was 25.2%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended March 31, 2021 of 19.1% was favorably impacted by discrete net tax benefits of $65 million, primarily driven by a $32 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $27 million benefit from a U.S. amended tax return filed to reflect new guidance from the U.S. Treasury Department.

As of the first quarter of 2020, our estimated annual effective tax rate, which excluded discrete tax impacts, was 25.2%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended March 31, 2020 of 21.2% was favorably impacted by discrete net tax benefits of $28 million, primarily driven by a $22 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended March 31,
	2021	2020
	(in millions, except per share data)
Net earnings	$968	$743
Noncontrolling interest earnings	(7)	(7)
Net earnings attributable to Mondelēz International	$961	$736
Weighted-average shares for basic EPS	1,412	1,434
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	10	11
Weighted-average shares for diluted EPS	1,422	1,445
Basic earnings per share attributable to Mondelēz International	$0.68	$0.51
Diluted earnings per share attributable to Mondelēz International	$0.68	$0.51

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 3.6 million in the first three months of 2021 and 4.0 million in the first three months of 2020.

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Net revenues:
Latin America	$669	$726
AMEA	1,745	1,502
Europe	2,847	2,584
North America	1,977	1,895
Net revenues	$7,238	$6,707
Earnings before income taxes:
Operating income:
Latin America	$76	$78
AMEA	362	234
Europe	557	472
North America	270	381
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	118	(185)
General corporate expenses	(64)	(76)
Amortization of intangibles	(38)	(43)
Gain on acquisition	9	—
Acquisition-related costs	(7)	(5)
Operating income	1,283	856
Benefit plan non-service income	44	33
Interest and other expense, net	(218)	(190)
Earnings before income taxes	$1,109	$699

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

Net revenues by product category were:

	For the Three Months Ended March 31, 2021
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$177	$583	$802	$1,736	$3,298
Chocolate	192	670	1,552	63	2,477
Gum & Candy	131	194	148	178	651
Beverages	94	180	33	—	307
Cheese & Grocery	75	118	312	—	505
Total net revenues	$669	$1,745	$2,847	$1,977	$7,238

	For the Three Months Ended March 31, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$174	$508	$746	$1,598	$3,026
Chocolate	194	543	1,363	56	2,156
Gum & Candy	182	185	173	241	781
Beverages	102	171	25	—	298
Cheese & Grocery	74	95	277	—	446
Total net revenues	$726	$1,502	$2,584	$1,895	$6,707

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

Recent Developments and Significant Items Affecting Comparability

COVID-19
As we pass the one-year anniversary of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020, our main priority continues to be the safety of our employees and helping maintain the global food supply. Together with our employees, customers, suppliers and other partners, we are working to emerge from the pandemic stronger.

During 2020, we experienced a significant increase in demand and revenue growth in certain markets as consumers increased their food purchases for in-home consumption. Results were particularly strong in modern trade (such as large grocery supermarkets and retail chains), e-commerce and especially for categories such as biscuits. However, other parts of our business were negatively affected by mandated lockdowns and other related restrictions. This was especially so during the second quarter of 2020 for some of our emerging markets due to store closures (particularly in our Latin America region as well as parts of our AMEA region) that have a greater concentration of traditional trade (such as small family-run stores), our world travel retail (such as international duty-free stores), our foodservice businesses as well as in categories like gum and candy, which are more traditionally purchased and consumed out of home. The negative impacts experienced in the second quarter of 2020 subsided in the second half of 2020, as demand grew in both developed and emerging markets and a number of our key markets returned to higher growth.

During the first quarter of 2021, many of the trends we saw in late 2020 continued. While we continued to see increased demand for most of our snack category products in both our emerging and developed markets, lower out-of-home consumption continued to negatively impact sales of our gum and candy products and our foodservice business, and the sharp reduction in global travel due to the pandemic continued to negatively impact our world travel retail business.

Overall, since the beginning of the global pandemic in the first quarter of 2020, temporary disruptions experienced in operations were not material to our consolidated results. We discuss these and other impacts of COVID-19 below.

Our Employees, Customers and Communities
We have taken a number of actions to promote the health and safety of our employees, customers and consumers, which is our first priority:
•We implemented enhanced protocols to provide a safe and sanitary working environment for our employees. In many locations, our employees are working remotely whenever possible. For employees who are unable to work remotely, we adopted a number of heightened protocols, consistent with those prescribed by the World Health Organization, related to social distancing (including staggering lunchtimes and shifts where possible and restricting in-person gatherings and non-essential travel) and enhanced hygiene and workplace sanitation. At a local level, we also provided additional flexibility and support to employees in our manufacturing facilities, distribution and logistics operations and sales organization.
•We have hired frontline employees in the U.S. and other locations to meet additional marketplace demand and promote uninterrupted functioning of our manufacturing, distribution and sales network.

•To assist those most impacted by COVID-19, we made a $15 million initial global commitment to support local and global organizations responding to food instability and providing emergency relief. To date, we have increased the level of support provided to approximately $28 million.

Our Supply Chain and Operations
We operate in the food and beverages industry and are part of the global food supply chain. One of our main objectives during the pandemic has been to maintain the availability of our products to meet the needs of our consumers. In response to increased demand, we increased production and, to date, we have not experienced material disruptions in our supply chain or operations:
•We leveraged learnings from our timely response to the initial outbreak in China, and we put in place procedures across our supply chain to help mitigate the risk that our manufacturing sites experience material closures or disruptions.
•We have not experienced material disruptions in our workforce; however, mandatory and voluntary stay-at-home restrictions have resulted in increased levels of absenteeism.
•We continue to source raw ingredients, packaging, energy and transportation and deliver our products to our customers. Transportation costs have increased and commodity costs have become more volatile. Although we monitor these costs and our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against all cost increases and changes in costs, and our hedging strategies may not protect us from increases in specific raw material costs. We anticipate continued commodity and other cost volatility as the pandemic continues.
•While to date, the temporary disruptions in operations we experienced were not material to our consolidated results, the ongoing COVID-19 outbreak could still disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, or our co-manufacturers or distributors. These disruptions or our failure to effectively respond to them could increase product or distribution costs, prices and potentially affect the availability of our products.
•In 2020, a generally stronger U.S. dollar relative to other currencies in which we operate negatively affected our net revenue and net earnings reported in U.S. dollars. In the first quarter of 2021, other currencies, such as the euro, British pound sterling and Australian dollar, strengthened relative to the U.S. dollar, which had a favorable effect on net revenues and net earnings.
•During the second quarter of 2020 especially, we incurred higher operating costs primarily for labor, customer service and logistics, security, personal protective equipment and cleaning. In the second half of 2020 and through the first quarter of 2021, our spending in these areas was significantly less but still above pre-COVID levels. Most other aspects of our global supply chain and operations did not change materially to date. While we have not had material disruptions, we do not know whether or how our supply chain or operations may be negatively affected if the pandemic persists for an extended period or worsens. As we respond to this evolving situation, we intend to continue to execute on our strategic operating plans. Disruptions, higher operating costs or uncertainties like those noted above could result in delays or modifications to our plans and initiatives.

Our Liquidity
We believe the steps we have taken to enhance our capital structure and liquidity, prior to and during the pandemic, strengthened our ability to operate during the pandemic:
•During both 2020 and 2019, we generated $4.0 billion of cash from operations, or approximately $3 billion each year after deducting capital expenditures.
•Additionally, within cash provided by other investing activities, in 2020, we also received $185 million of cash proceeds from our participation in the KDP secondary offering during the first quarter of 2020 as well as $1.9 billion from subsequent KDP share sales over the third and fourth quarters of 2020. During the second quarter of 2020, we also received €350 million ($394 million) from our participation in the JDE Peet's public share offerings. (Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 7, Equity Method Investments, for additional information).
•As of March 31, 2021, we had $2.0 billion, and as of December 31, 2020, we had $3.6 billion, of cash and cash equivalents on hand. Based on our current available cash and access to financing markets, we do not anticipate any issue funding our next long-term debt maturities of approximately $1.5 billion in October 2021 and approximately $0.3 billion in December 2021.
•We also have access to short-term and long-term financing markets and actively utilized these markets in 2020 and the first quarter of 2021. We continue to utilize the commercial paper markets in the United States and Europe for flexible, low-cost, short-term financing. We issued additional long-term debt several times since the beginning of 2020 due to favorable market conditions and opportunities to shift a portion of our funding mix from short-term to long-term debt at a low cost. We renewed one of our credit facilities during the first quarter of 2021 and now have $7.0 billion of undrawn credit facilities as well as other forms of short-term and long-term financing options available. We have been, and we expect to continue to be, in compliance with our debt covenants (refer to the Liquidity and Capital Resources section and Note 8, Debt and Borrowing Arrangements).
•In connection with various legislatively authorized 2020 tax payment deferral mechanisms available for income tax, indirect tax (such as value-added tax) and payroll tax in a number of jurisdictions, we were able to defer certain of these tax payments in 2020, which provided a cash benefit that reverses when the payments come due. Some of these payments were already made by the end of the first quarter of 2021; the remainder will come due in 2021 and 2022. The benefits associated with the deferral of these tax payments were not material to our financial statements.
•After suspending our share repurchase program in March 2020 as a precautionary measure following the onset of the pandemic, we resumed the program in the fourth quarter of 2020.

Our Financial Position
•During the first quarter of 2021, we evaluated the realizability of our assets and whether there were any impairment indicators. We reviewed our receivables, inventory, right-of-use lease assets, long-lived assets, equity method and other long-term investments, deferred tax assets, goodwill and intangible assets.
•In connection with the ongoing pandemic, we identified a decline in demand for certain of our brands, primarily in the gum category, that prompted additional evaluation of our indefinite-life intangible assets. During the second and third quarters of 2020, we concluded that eight brands were impaired and we recorded $144 million of impairment charges in 2020. Subsequently and through the first quarter of 2021, while we did not identify impairment triggers for these or other brands, there continues to be significant uncertainty due to the pandemic. If brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. Refer to Note 5, Goodwill and Intangible Assets, for additional details on our intangible asset impairment evaluation.
•Restructuring and implementation activities continued to be in line with our Simplify to Grow Program strategic objectives.
•Our equity investments in JDE Peet's and KDP give us additional financial flexibility.
•We continue to monitor the quality of our assets and our overall financial position.
•We also continue to maintain oversight over our core process controls through our centralized shared service model, with key controls operating as designed.

Some of the initial impacts of the pandemic on our business moderated in the second half of 2020 and into the first quarter of 2021. While we have seen some improvements in business and economic conditions across many markets in which we do business, additional adverse impacts could arise that we cannot currently anticipate. Barring material business disruptions or other negative developments, we expect to continue to meet the demand of consumers for our snacks, food and beverage products. However, the elevated consumer demand we experienced to date may not continue. We are unable to predict with certainty how long the sustained demand will last or how significant it will be. In the near term, we continue to expect lower revenues in some markets that have a higher concentration of traditional trade outlets (such as small family-run stores), our gum and candy categories (which are more instant consumption in nature), as well as our world travel retail (such as international duty-free stores) and foodservice businesses. These businesses and different markets may also recover from the COVID-19 outbreak at different rates depending on many factors including vaccination levels. As we continue to proactively manage our business in response to the evolving impacts of the pandemic, we will continue to communicate with and support our employees and customers; monitor and take steps to further safeguard our supply chain, operations, technology and assets; protect our liquidity and financial position; work toward our strategic priorities and monitor our financial performance. We seek to position the Company to withstand the current uncertainties related to this pandemic and to emerge stronger.

KDP and JDE Peet's 2020 Equity Method Investment Transactions

On March 4, 2020, we participated in a secondary offering of KDP shares and sold approximately 6.8 million shares, which reduced our ownership interest by 0.5% to 13.1% of the total outstanding shares. We received $185 million of proceeds and recorded a pre-tax gain of $71 million (or $54 million after-tax) during the first quarter of 2020. Subsequently, on August 3, 2020, we sold approximately 14.1 million shares and on September 9, 2020, we sold approximately 12.5 million shares, which in the aggregate reduced our KDP ownership interest to 11.2% of total outstanding shares. During the third quarter of 2020, we received $777 million of proceeds and recorded pre-tax gains of $335 million (or $258 million after-tax). On November 17, 2020, we also sold approximately 40.0 million shares, which reduced our ownership interest by 2.8% to 8.4%. We received $1,132 million of proceeds and recorded a pretax gain of $459 million (or $350 million after tax) during the fourth quarter of 2020. The cash taxes associated with the KDP share sales were paid in 2020.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 7, Equity Method Investments, and Note 16, Income Taxes, and within this report, refer to Note 6, Equity Method Investments, for additional information.

Summary of Results

•Net revenues increased 7.9% to $7.2 billion in the first three months of 2021 as compared to the same period in the prior year. In the first quarter of 2021, within our developed markets, demand for our biscuits and chocolate products grew, though at a more moderate rate than in the same prior-year period, as we continued to see increased food purchases for in-home consumption due to the ongoing COVID-19 pandemic. In our emerging markets, the initial negative impacts we experienced from COVID-19 have subsided, resulting in a return to strong revenue growth across most of our key markets. However, the sharp reduction in global travel due to the pandemic continued to negatively impact our world travel retail business, and lower out-of-home consumption continued to negatively impact sales of our gum and candy products and our foodservice business. Our net revenue growth was positively impacted by favorable currency translation, higher net pricing, incremental net revenues from acquisitions and favorable volume/mix.

•Organic Net Revenue, a non-GAAP financial measure, increased 3.8% to $7.0 billion in the first three months of 2021 as compared to same period in the prior year. During the first three months of 2021, Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Refer to our Discussion and Analysis of Historical Results below for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•Diluted EPS attributable to Mondelēz International increased 33.3% to $0.68 in the first three months of 2021 as compared to the same period in the prior year. The increase was primarily driven by favorable year-over-year mark-to-market impacts from currency and commodity derivatives, an increase in Adjusted EPS and lapping the prior-year loss on interest rate swaps, partially offset by a loss on debt extinguishment, higher Simplify to Grow program costs and lapping the prior-year gain on equity method investment transactions.

•Adjusted EPS, a non-GAAP financial measure, increased 16.7% to $0.77 in the first three months of 2021 as compared to the same period in the prior year. (On a constant currency basis, Adjusted EPS increased 10.6% to $0.73.) The increase in Adjusted EPS was driven by gains in operating activities, favorable currency translation and fewer shares outstanding, partially offset by lower equity method investment earnings and higher taxes primarily due to changes in our mix of earnings. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2020 and discussed in the footnotes to our financial statements.
•Market conditions. Snack categories grew in the first quarter of 2021, in part as we continue to see increased consumer demand for snacks purchases for in-home consumption during the COVID-19 pandemic. As further discussed below and in Item 3, Quantitative and Qualitative Disclosures about Market Risk, we continue to monitor volatility in global consumer, commodity, currency and capital markets that may continue until the COVID-19 outbreak is largely resolved.
•COVID-19. We continue to monitor and respond to the COVID-19 pandemic. While its full impact is not yet known, it has had a material negative effect on the economy and could have a material negative effect on our business and results in the future, particularly if there are significant adverse changes to consumer demand or significant disruptions to the supply, production or distribution of our products or the credit or financial stability of our customers and other business partners. While we have seen some improvements in overall economic conditions and the business climate in many markets where we sell and operate, new COVID-19 spikes in infections and related lockdowns continue across a number of markets. If an unexpected significant economic or credit deterioration occurs, it could impair credit availability and our ability to raise capital when needed. A significant disruption in the financial markets may also have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our business, results of operations and financial condition. We will continue to prioritize the safety of our employees and consumers. As we continue to manage operations during the pandemic, we may continue to incur increased labor, customer service, commodity, transportation and other costs. As consumer demand for our products evolves, we could see continued shifts in product mix that could have a negative impact on results. As discussed in Recent Developments and Significant Items Affecting Comparability, we are working to mitigate any negative impacts to our business from the COVID-19 outbreak, but we may not be able to fully predict or respond to all impacts on a timely basis to prevent adverse impacts to our results.
•Brexit. Following the separation of the United Kingdom from the European Union in 2020, a new trade arrangement was reached between the U.K. and E.U. that began on January 1, 2021. The main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. subject to prescribed trade terms. We also need to meet product and labeling standards for both the U.K. and E.U. Cross-border trade between the U.K. and E.U. is now subject to new customs regulations, documentation and reviews. Our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. To date, we have not experienced significant delays at U.K.-E.U. border crossings. To comply with the new requirements, we increased resources in customer service and logistics, in our factories, and on our customs support teams. We adapted our processes and systems for the new and increased number of customs transactions. We continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the U.K. If the U.K.’s separation from, or new trade arrangements with, the E.U. negatively impact the U.K. economy or result in disagreements on trade terms, delays affecting our supply chain or distribution, or disruptions to sales or collections, the impact to our results of operations, financial condition and cash flows could be material. In the three months ended March 31, 2021, we generated 9.9% of our consolidated net revenues in the U.K.
•Taxes. We continue to monitor existing and potential future tax reform. During 2019, we recorded the impact of Swiss tax reform and we will continue to monitor for any additional interpretative guidance that could result in changes to the amounts we have recorded. In the United States, while the 2017 U.S. tax reform reduced the U.S. corporate tax rate and included some beneficial provisions, other provisions have, and will continue to have, an adverse effect on our results. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on Swiss and U.S. tax reform.
•Argentina. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, we continue to apply highly inflationary accounting for our Argentinean subsidiaries. During the three months ended March 31, 2021, we recorded a remeasurement loss of $5 million within selling, general and administrative expenses related to the revaluation of our Argentinean peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Argentinean pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

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

		For the Three Months Ended March 31,
	See Note	2021	2020
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(88)	$(15)
Implementation charges		(34)	(43)
Mark-to-market gains/(losses) from derivatives (1)	Note 9	117	(184)
Acquisitions:
Acquisition integration costs		(1)	—
Acquisition-related costs		(7)	(5)
Gain on acquisition		9	—
Remeasurement of net monetary position	Note 1	(5)	(2)
Impact from pension participation changes (1)	Note 10	(4)	(3)
Loss related to interest rate swaps	Note 8 & 9	—	(103)
Loss on debt extinguishment	Note 8	(137)	—
(Loss)/gain on equity method investment transactions (2)	Note 6	(7)	71
Equity method investee items (3)		(16)	(6)
Effective tax rate (4)	Note 14	19.1%	21.2%

(1)Includes impacts recorded in operating income and interest expense and other, net.
(2)(Loss)/gain on equity method investment transactions is recorded outside pre-tax operating results on the condensed consolidated statement of earnings.
(3)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, including acquisition and divestiture-related costs and restructuring program costs.
(4)Refer to Note 14, Income Taxes, for more information on our effective tax rate.

Consolidated Results of Operations

Three Months Ended March 31:

	For the Three Months Ended March 31,
	2021	2020	$ change	% change
	(in millions, except per share data)
Net revenues	$7,238	$6,707	$531	7.9%
Operating income	1,283	856	427	49.9%
Net earnings attributable to Mondelēz International	961	736	225	30.6%
Diluted earnings per share attributable to Mondelēz International	0.68	0.51	0.17	33.3%

Net Revenues – Net revenues increased $531 million (7.9%) to $7,238 million in the first quarter of 2021, and Organic Net Revenue (1) increased $257 million (3.8%) to $6,964 million. Developed markets net revenue increased 9.0% and developed markets Organic Net Revenue increased 0.4% (1). Emerging markets net revenues increased 6.0% and emerging markets Organic Net Revenue increased 9.9% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2021
Change in net revenues (by percentage point)
Total change in net revenues	7.9%
Add back the following items affecting comparability:
Favorable currency	(2.4)	pp
Impact of acquisitions	(1.7)	pp
Total change in Organic Net Revenue (1)	3.8%
Higher net pricing	2.3	pp
Favorable volume/mix	1.5	pp

(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 7.9% was driven by our underlying Organic Net Revenue growth of 3.8%, favorable currency and the impact of acquisitions. Overall, our net revenues continued to be affected by the COVID-19 pandemic. In developed markets, net revenues increased as demand for our biscuits and chocolate products grew, though at a more moderate rate than in the prior-year period, reflecting continued increased food purchases for in-home consumption. However, the sharp reduction in global travel due to the pandemic continued to negatively impact our world travel retail business, and lower out-of-home consumption continued to negatively impact sales of our gum and candy products and our foodservice business. Incremental net revenues from acquisitions and favorable currency translation also added to our developed markets revenue growth in the quarter. In emerging markets, the negative initial impacts we experienced from COVID-19 have subsided, resulting in a return to strong revenue growth across most of our key markets though some markets were still challenged, particularly those with significant gum and candy portfolios. In addition, unfavorable currency translation tempered emerging markets growth in the quarter.

Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2020 as well as the effects of input cost-driven pricing actions taken during the first three months of 2021. Favorable volume/mix in AMEA and Europe, driven by strong volume gains, was partially offset by unfavorable volume/mix in North America and Latin America. Favorable currency impacts increased net revenues by $160 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Australian dollar, Chinese yuan, Canadian dollar and Swedish krona, partially offset by the strength of the U.S. dollar relative to several currencies, including the Brazilian real, Argentinean peso and Russian ruble. The April 1, 2020 acquisition of Give & Go added incremental net revenues of $106 million and the January 4, 2021 acquisition of Hu Master Holdings added incremental net revenues of $8 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income increased $427 million (49.9%) to $1,283 million in the first quarter of 2021. Adjusted Operating Income (1) increased $186 million (16.8%) to $1,292 million and Adjusted Operating Income on a constant currency basis (1) increased $142 million (12.8%) to $1,248 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended March 31, 2020	$856
Simplify to Grow Program (2)	58
Mark-to-market losses from derivatives (3)	185
Acquisition-related costs (4)	5
Remeasurement of net monetary position (5)	2
Adjusted Operating Income (1) for the Three Months Ended March 31, 2020	$1,106
Higher net pricing	151
Higher input costs	(49)
Favorable volume/mix	6
Lower selling, general and administrative expenses	19
Other	15
Total change in Adjusted Operating Income (constant currency) (1)	142	12.8%
Favorable currency translation	44
Total change in Adjusted Operating Income (1)	186	16.8%
Adjusted Operating Income (1) for the Three Months Ended March 31, 2021	$1,292
Simplify to Grow Program (2)	(122)
Mark-to-market gains from derivatives (3)	118
Acquisition integration costs (4)	(1)
Acquisition-related costs (4)	(7)
Gain on acquisition (4)	9
Remeasurement of net monetary position (5)	(5)
Impact from pension participation changes	(1)
Operating Income for the Three Months Ended March 31, 2021	$1,283	49.9%

(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade, the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings and the April 1, 2020 acquisition of a significant majority interest in Give & Go.
(5)Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

During the first quarter of 2021, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2020 as well as the effects of input cost-driven pricing actions taken during the first three months of 2021, was reflected across all regions. Volume/mix benefited from increased food purchases for in-home consumption though at a more moderate rate than the same period last year, but the sharp reduction in global travel due to the pandemic continued to negatively impact our world travel business, while lower out-of-home consumption continued to negatively impact sales of our gum and candy products and our foodservice business. Overall, favorable volume/mix was driven by AMEA and Europe, mostly offset by unfavorable volume/mix in North America and Latin America. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity net of incremental COVID-19 related costs. Higher raw material costs were in part due to higher currency exchange transaction costs on imported materials, as well as higher cocoa, sugar, oils, packaging, grains, nuts and other ingredients costs, partially offset by lower costs for dairy and energy.

Total selling, general and administrative expenses increased $27 million from the first quarter of 2020, due to a number of factors noted in the table above, including in part, an unfavorable currency impact related to expenses, the impact of acquisitions, higher remeasurement loss of net monetary position and higher acquisition-related costs, which were partially offset by lower implementation costs incurred for the Simplify to Grow Program. Excluding these factors, selling, general and administrative expenses decreased $19 million from the first quarter of 2020. The decrease was driven primarily by lower overhead costs primarily due to productivity efforts, partially offset by higher advertising and consumer promotion costs.

Favorable currency changes increased operating income by $44 million due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Australian dollar and Chinese yuan, partially offset by the strength of the U.S. dollar relative to several currencies, including the Brazilian real and Russian ruble.

Operating income margin increased from 12.8% in the first quarter of 2020 to 17.7% in the first quarter of 2021. The increase in operating income margin was driven primarily by the favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities and higher Adjusted Operating Income margin, partially offset by higher Simplify to Grow program costs. Adjusted Operating Income margin increased from 16.5% for the first quarter of 2020 to 17.9% for the first quarter of 2021. The increase in Adjusted Operating Income margin was driven primarily by higher net pricing, lower manufacturing costs and lower overhead costs, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $961 million increased by $225 million (30.6%) in the first quarter of 2021. Diluted EPS attributable to Mondelēz International was $0.68 in the first quarter of 2021, up $0.17 (33.3%) from the first quarter of 2020. Adjusted EPS (1) was $0.77 in the first quarter of 2021, up $0.11 (16.7%) from the first quarter of 2020. Adjusted EPS on a constant currency basis (1) was $0.73 in the first quarter of 2021, up $0.07 (10.6%) from the first quarter of 2020.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2020	$0.51
Simplify to Grow Program (2)	0.03
Mark-to-market losses from derivatives (2)	0.11
Net earnings from divestitures (3)	(0.01)
Loss related to interest rate swaps (4)	0.06
Gain on equity method investment transactions (5)	(0.04)
Adjusted EPS (1) for the Three Months Ended March 31, 2020	$0.66
Increase in operations	0.08
Decrease in equity method investment net earnings	(0.01)
Changes in income taxes (6)	(0.01)
Changes in shares outstanding (7)	0.01
Adjusted EPS (constant currency) (1) for the Three Months Ended March 31, 2021	$0.73
Favorable currency translation	0.04
Adjusted EPS (1) for the Three Months Ended March 31, 2021	$0.77
Simplify to Grow Program (2)	(0.07)
Mark-to-market gains from derivatives (2)	0.07
Acquisition-related costs (2)	(0.01)
Loss on debt extinguishment and related expenses (8)	(0.07)
Equity method investee items (9)	(0.01)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2021	$0.68

(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information.
(3)Includes the impact from last-year's partial sales of our equity method investments in KDP and JDE Peet’s as if the sales occurred at the beginning of all periods presented.
(4)Refer to Note 9, Financial Instruments, for information on our interest swaps that we no longer designate as cash flow hedges.
(5)Refer to Note 6, Equity Method Investments, for more information on the gain/(loss) on equity method investment transactions.
(6)Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.
(7)Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.
(8)Refer to Note 8, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.
(9)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity investees, such as acquisition and divestiture-related costs and restructuring program costs.

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Net revenues:
Latin America	$669	$726
AMEA	1,745	1,502
Europe	2,847	2,584
North America	1,977	1,895
Net revenues	$7,238	$6,707
Earnings before income taxes:
Operating income:
Latin America	$76	$78
AMEA	362	234
Europe	557	472
North America	270	381
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	118	(185)
General corporate expenses	(64)	(76)
Amortization of intangibles	(38)	(43)
Gain on acquisition	9	—
Acquisition-related costs	(7)	(5)
Operating income	1,283	856
Benefit plan non-service income	44	33
Interest and other expense, net	(218)	(190)
Earnings before income taxes	$1,109	$699

Latin America

	For the Three Months Ended March 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$669	$726	$(57)	(7.9)%
Segment operating income	76	78	(2)	(2.6)%

Three Months Ended March 31:

Net revenues decreased $57 million (7.9%), due to unfavorable currency (15.1 pp) and unfavorable volume/mix (2.9 pp), partially offset by higher net pricing (10.1 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Brazilian real and Argentinean peso. Unfavorable volume/mix was due to the continued impact from the COVID-19 pandemic as lower out-of-home consumption continued to negatively impact sales of gum and candy products, as well as the impact of pricing-related elasticity. Unfavorable volume/mix was driven by declines in gum and candy, partially offset by gains in biscuits, chocolate, refreshment beverages and cheese & grocery. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico.

Segment operating income decreased $2 million (2.6%), primarily due to higher raw material costs, unfavorable volume/mix, unfavorable currency and higher advertising and consumer promotion costs. These unfavorable items were mostly offset by higher net pricing, lower manufacturing costs (net of incremental COVID-19 related costs), lower other selling, general administrative expenses and lower costs incurred for the Simplify to Grow Program.

AMEA

	For the Three Months Ended March 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$1,745	$1,502	$243	16.2%
Segment operating income	362	234	128	54.7%

Three Months Ended March 31:

Net revenues increased $243 million (16.2%), due to favorable volume/mix (7.9 pp), favorable currency (5.4 pp) and higher net pricing (2.9 pp). Favorable volume/mix reflected overall volume gains as the negative impacts from COVID-19 that we experienced in the prior year period subsided across most of the region though some markets were still challenged, particularly those with significant gum and candy portfolios. Favorable volume/mix was driven by gains in chocolate, biscuits, cheese & grocery, and refreshment beverages partially offset by declines in gum and candy. Favorable currency impacts were due to the strength of most currencies relative to the U.S. dollar, including the Australian dollar, Chinese yuan, New Zealand dollar and Philippine peso. Higher net pricing was reflected across all categories.

Segment operating income increased $128 million (54.7%), primarily due to favorable volume/mix, higher net pricing, lower manufacturing costs (net of incremental COVID-19 related costs), lower Simplify to Grow program costs and favorable currency. These favorable items were partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Europe

	For the Three Months Ended March 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$2,847	$2,584	$263	10.2%
Segment operating income	557	472	85	18.0%

Three Months Ended March 31:

Net revenues increased $263 million (10.2%), due to favorable currency (6.9 pp), favorable volume/mix (2.4 pp) and higher net pricing (0.9 pp). Favorable currency impacts reflected the strength of most currencies in the region relative to the U.S. dollar, including the euro, British pound sterling Swedish krona and Norwegian krone, partially offset by the strength of the U.S. dollar relative to a few currencies, including the Russian ruble and Turkish lira. Favorable volume/mix was due to overall higher volume, reflecting continuation of increased food purchases for in-home consumption during the pandemic, though at a more moderate rate than in the prior-year period. However, the sharp reduction in global travel due to the pandemic continued to negatively impact our world travel retail business, and lower out-of-home consumption continued to negatively impact sales of our gum and candy products and our foodservice business. Favorable volume/mix was driven by gains in chocolate, cheese & grocery, biscuits and refreshment beverages, partially offset by declines in gum and candy. Higher net pricing was driven by chocolate, candy, refreshment beverages and gum, partially offset by lower net pricing in biscuits and cheese & grocery.

Segment operating income increased $85 million (18.0%), primarily due to favorable currency, favorable volume/mix, higher net pricing, lower advertising and consumer promotion costs and lower manufacturing costs (net of incremental COVID-19 related costs). These favorable items were partially offset by higher raw material costs.

North America

	For the Three Months Ended March 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$1,977	$1,895	$82	4.3%
Segment operating income	270	381	(111)	(29.1)%

Three Months Ended March 31:

Net revenues increased $82 million (4.3%), due to the impact of acquisitions (6.0 pp), favorable currency (0.6 pp) and higher net pricing (0.5 pp), partially offset by unfavorable volume/mix (2.8 pp). The April 1, 2020 acquisition of Give & Go added incremental net revenues of $106 million and the January 4, 2021 acquisition of Hu Master Holdings added incremental net revenues of $8 million in the first quarter of 2021. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. Higher net pricing was driven by biscuits and chocolate, partially offset by lower net pricing in candy and gum. Unfavorable volume mix reflects impacts from the COVID-19 pandemic, as lower out-of-home consumption continued to negatively impact sales of our gum and candy products and our foodservice business. Unfavorable volume/mix was driven by declines in candy, gum and chocolate partially offset by gains in biscuits.

Segment operating income decreased $111 million (29.1%), primarily due to higher Simplify to Grow Program costs, unfavorable volume/mix, higher advertising and consumer promotion costs and higher raw material costs. These unfavorable items were partially offset by lower other selling, general and administrative expenses, lower manufacturing costs (net of incremental COVID-19 related costs), higher net pricing and the impact of acquisitions.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures, payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. In light of the ongoing uncertainty related to the COVID-19 outbreak, however, an economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could also impair our banking and other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our access to capital or financial condition. We carry $7.0 billion of undrawn credit facilities, continue to utilize our commercial paper program and international credit lines, and we secured and continue to evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. In connection with various legislatively authorized tax payment deferral mechanisms available for income tax, indirect tax (such as value-added tax) and payroll tax in a number of jurisdictions, we were able to defer certain of these tax payments in 2020, which provided a cash benefit that reverses when the cash tax payments become due. Some of these payments were already made by the first quarter of 2021; the remainder will come due in 2021 and 2022. The benefits associated with the deferral of these tax payments were not material to our financial statements. Overall, at this time, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity; however, if a serious economic or credit market crisis were to occur, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $915 million in the first three months of 2021 and $284 million in the first three months of 2020. The increase in net cash provided by operating activities was due primarily to higher earnings and lower working capital requirements, partially offset by higher cash tax payments and lower cash dividends received from our equity method investments.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $690 million in the first three months of 2021 and $55 million in the first three months of 2020. The increase in net cash used in investing activities was due primarily to cash paid to acquire a majority interest in Grenade and the remaining equity of Hu Master Holdings and lapping the prior-year cash proceeds from our participation in the KDP secondary offering. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2021 capital expenditures to be approximately $1.0 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in/Provided by Financing Activities:
Net cash used in financing activities was $1,781 million in the first three months of 2021, compared to net cash provided by financing activities of $455 million in the first three months of 2020. The increase in cash used in financing activities was primarily due to the debt redeemed in the first quarter of 2021, higher share repurchases and higher dividends paid.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first three months of 2021. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 75.0% (or $5.4 billion) of the $7.2 billion of consolidated net revenue in the three months ended March 31, 2021. The operations held by MIHN represented approximately 79.0% (or $21.4 billion) of the $27.1 billion of net assets as of March 31, 2021 and 76.2% (or $21.1 billion) of the $27.7 billion of net assets as of December 31, 2020.

During December 2020, our Board of Directors approved a new $6.0 billion long-term financing authority to replace the prior $8.0 billion authority. As of March 31, 2021, we had $3.6 billion of long-term financing authority remaining.

In the next 12 months, we expect to repay approximately $1.8 billion of maturing long-term debt: $1.5 billion in October 2021 and $0.3 billion in December 2021. We expect to fund these repayments with cash on hand, as well as short-term and long-term debt.

Our total debt was $19.5 billion at March 31, 2021 and $20.0 billion at December 31, 2020. Our debt-to-capitalization ratio was 0.42 at March 31, 2021 and 0.42 at December 31, 2020. At March 31, 2021, the weighted-average term of our outstanding long-term debt was 8.9 years. Our average daily commercial paper borrowings outstanding were $0.2 billion in the first three months of 2021 and $3.7 billion in the first three months of 2020. We had commercial paper outstanding totaling $0.6 billion as of March 31, 2021 and no commercial paper borrowings outstanding at December 31, 2020. We expect to continue to use cash or commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 8, Debt and Borrowing Arrangements.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first three months of 2021, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for cocoa, sugar, oils, packaging, grains, nuts and other ingredients costs, partially offset by lower costs for dairy and energy.

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

We expect price volatility and a higher aggregate cost environment to continue in the remainder of 2021. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 8, Debt and Borrowing Arrangements, for information on debt transactions during 2021. There were no other material developments or changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, to our condensed consolidated financial statements and Part II, Item 2, Unregistered Sales of Equity and Use of Proceeds, for more information on our stock plans, grant activity and share repurchase program for the three months ended March 31, 2021.

As of March 31, 2021, our Board of Directors has authorized share repurchases up to $23.7 billion through December 31, 2023. Under this program, we have repurchased approximately $19.0 billion of shares through March 31, 2021 ($1.0 billion in the first three months of 2021, $1.4 billion in 2020, $1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013), at a weighted-average cost of $41.18 per share.

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

Dividends:
We paid dividends of $453 million in the first three months of 2021 and $409 million in the first three months of 2020. The first quarter 2021 dividend of $0.315 per share, declared on February 4, 2021 for shareholders of record as of March 31, 2021, was paid on April 14, 2021. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2021 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2021.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards.

New Accounting Guidance:
See Note 1, Basis of Presentation, for a discussion of new accounting standards.

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “seek,” “aim,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact of the COVID-19 pandemic on our business including consumer demand, costs, product mix, the availability of our products, our strategic initiatives, our and our partners’ global supply chains, operations, technology, assets and routes to market, and our financial performance; our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; volatility in global consumer, commodity, currency and capital markets; price volatility and pricing actions; the cost environment and measures to address increased costs; our ability to meet demand for our products; our tax rate, tax positions, tax proceedings and the impact of U.S. and Swiss tax reform on our results; the U.K.'s separation from the E.U. and its impact on our business and results, including in connection with disagreements on trade terms, delays affecting our supply chain or distribution, or disruptions to sales or collections; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices and supply; our investments including in JDE Peet's and KDP; innovation; political, business and economic conditions and volatility; currency exchange rates, controls and restrictions, volatility in foreign currencies and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our Argentinean subsidiaries and the potential for and impacts from currency devaluation in other countries; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper; our capital structure and liquidity, credit availability and our ability to raise capital, and the impact of market disruptions on us, our counterparties and our business partners; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities; share repurchases; dividends; long-term value for our shareholders; the characterization of 2021 distributions as dividends; compliance with our debt covenants; and our contractual and other obligations.
These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic. Important factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, uncertainty about the magnitude, duration, geographic reach, impact on the global economy and related current and potential travel restrictions of the COVID-19 pandemic; the current, and uncertain future, impact of the COVID-19 pandemic on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows and liquidity; risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; tax matters including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes; use of information technology and third party service providers; unanticipated disruptions to our business, such as the malware incident, cyberattacks or other security breaches; global or regional health pandemics or epidemics, including COVID-19; competition; protection of our reputation and brand image; changes in consumer preferences and demand and our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with customers, suppliers or distributors; legal, regulatory, tax or benefit law changes, claims or actions; the impact of climate change on our supply chain and operations; strategic transactions; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of and access to capital or other markets and our liquidity; pension costs; the expected discontinuance of London Interbank Offered Rates and transition to any other interest rate benchmark; and our ability to protect our intellectual property and intangible assets. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

•“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related divestiture (2), acquisition and integration costs (2); the operating results of divestitures (2); remeasurement of net monetary position (5); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); impact from resolution of tax matters (7); CEO transition remuneration (8); impact from pension participation changes (9); Swiss tax reform impacts (10); and costs associated with the JDE Peet's transaction. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

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
(5)During the third quarter of 2018, as we began to apply highly inflationary accounting for Argentina (refer to Note 1, Basis of Presentation), we excluded the remeasurement gains or losses related to remeasuring net monetary assets or liabilities in Argentina during the period to be consistent with our prior accounting for these remeasurement gains/losses for Venezuela when it was subject to highly inflationary accounting prior to deconsolidation in 2015.
(6)We exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency transaction derivatives from our non-GAAP earnings measures until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we made this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We also discontinued designating commodity and forecasted currency transaction derivatives for hedge accounting treatment. To facilitate comparisons of our underlying operating results, we have recast all historical non-GAAP earnings measures to exclude the mark-to-market impacts.
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
(10)We exclude the impact of the 2019 Swiss tax reform and 2017 U.S. tax reform. During the third quarter of 2019, Swiss Federal and Zurich Cantonal tax events drove our recognition of a Swiss tax reform net benefit to our results of operations. On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions. We exclude these tax reform impacts from our Adjusted EPS as they do not reflect our ongoing tax obligations under the new tax reforms. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on the impact of Swiss and U.S. tax reform.
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

Organic Net Revenue:
Applying the definition of “Organic Net Revenue,” the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency and acquisitions. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and developed markets, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,563	$4,675	$7,238	$2,417	$4,290	$6,707
Impact of currency	94	(254)	(160)	—	—	—
Impact of acquisition	—	(114)	(114)	—	—	—
Organic Net Revenue	$2,657	$4,307	$6,964	$2,417	$4,290	$6,707

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; acquisition integration costs; acquisition-related costs; gain on an acquisition; the remeasurement of net monetary position; and impact from pension participation changes. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in millions)
Operating Income	$1,283	$856	$427	49.9%
Simplify to Grow Program (1)	122	58	64
Mark-to-market (gains)/losses from derivatives (2)	(118)	185	(303)
Acquisition integration costs (3)	1	—	1
Acquisition-related costs (3)	7	5	2
Gain on acquisition (3)	(9)	—	(9)
Remeasurement of net monetary position (4)	5	2	3
Impact from pension participation changes	1	—	1
Adjusted Operating Income	$1,292	$1,106	$186	16.8%
Favorable currency translation	(44)	—	(44)
Adjusted Operating Income (constant currency)	$1,248	$1,106	$142	12.8%

(1)Refer to Note 7, Restructuring Program, for more information.
(2)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(3)Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade, the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings and the April 1, 2020 acquisition of a significant majority interest in Give & Go.
(4)Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.

Adjusted EPS:
Applying the definition of “Adjusted EPS,” (1) the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as net earnings from divestitures; a loss related to interest rate swaps; a loss on debt extinguishment and related expenses; gain on equity method investment transactions; and our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.68	$0.51	$0.17	33.3%
Simplify to Grow Program (2)	0.07	0.03	0.04
Mark-to-market (gains)/losses from derivatives (2)	(0.07)	0.11	(0.18)
Acquisition-related costs (2)	0.01	—	0.01
Net earnings from divestitures (3)	—	(0.01)	0.01
Loss related to interest rate swaps (4)	—	0.06	(0.06)
Loss on debt extinguishment (5)	0.07	—	0.07
Gain on equity method investment transactions (6)	—	(0.04)	0.04
Equity method investee items (7)	0.01	—	0.01
Adjusted EPS	$0.77	$0.66	$0.11	16.7%
Favorable currency translation	(0.04)	—	(0.04)
Adjusted EPS (constant currency)	$0.73	$0.66	$0.07	10.6%

(1)The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended March 31, 2021, taxes for the: Simplify to Grow Program were $(31) million, mark-to-market gains from derivatives were $22 million, acquisition-related costs were $(1) million, loss on debt extinguishment were $(34) million and equity method investee items were $(1) million.
•For the three months ended March 31, 2020, taxes for the: Simplify to Grow Program were $(13) million, mark-to-market losses from derivatives were $(32) million, net earnings from divestitures were $5 million, loss related to interest rate swaps were $(24) million and gain on equity method investment transactions were $17 million.
(2)See the Adjusted Operating Income table above and the related footnotes for more information.
(3)Includes the impact from last-year's partial sales of our equity method investments in KDP and JDE Peet’s as if the sales occurred at the beginning of all periods presented.
(4)Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.
(5)Refer to Note 8, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.
(6)Refer to Note 6, Equity Method Investments, for more information on the gains and losses on equity method investment transactions.
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

The COVID-19 pandemic and related global response significantly impacted economic activity and markets around the world. National and local governments imposed preventative or protective restrictions on travel and business operations and advised or required citizens to remain at home. Temporary closures of businesses were ordered and numerous other businesses temporarily closed voluntarily. The impact of the global pandemic and response has had a material unfavorable impact on global markets, including commodity, currency and capital markets. While some of these markets such as the U.S. and other major stock markets and certain currencies have rebounded significantly in recent quarters, these markets are likely to continue to remain volatile while the situation continues. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. We work to mitigate these risks and we largely employ existing strategies that are described below to mitigate currency, commodity and interest rate market risks.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the three months ended March 31, 2021. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to London Interbank Offered Rates (“LIBOR”). The Financial Conduct Authority in the United Kingdom plans to initiate the phase-out of many term LIBOR rates by the end of 2021 and to phase out the remaining LIBOR rates by June 30, 2023.. We do not anticipate a significant impact to our financial position from the planned phase out of LIBOR given our current mix of variable and fixed-rate debt. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For more information on our 2021 debt activity, see Note 8, Debt and Borrowing Arrangements.

See Note 9, Financial Instruments, for more information on our 2021 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2021. Many of our employees and those of our outsourcing partners and other accounting service providers continued to work remotely as a significant number of our and their offices were closed in response to the COVID-19 outbreak. There were no material changes in our internal controls over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended March 31, 2021.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2021 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2021	7,440,146	$57.77	7,431,570	$5,325
February 1-28, 2021	7,440,952	55.79	6,750,304	4,954
March 1-31, 2021	3,980,560	57.27	3,977,129	4,734
For the Quarter Ended March 31, 2021	18,861,658	55.82	18,159,003

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 8,576 shares, 690,648 shares and 3,431 shares for the fiscal months of January, February and March 2021, respectively.
(2)Our Board of Directors has authorized the repurchase of $23.7 billion of our Common Stock through December 31, 2023. Authorizations to increase and extend the program duration included: $4.0 billion on December 2, 2020, $6.0 billion on January 31, 2018, $6.0 billion on July 29, 2015, $1.7 billion on December 3, 2013, $6.0 billion on August 6, 2013 (cumulatively including amounts authorized on March 12, 2013) and the lesser of 40 million shares and $1.2 billion on March 12, 2013. Since the program inception on March 12, 2013 through March 31, 2021, we have repurchased $19.0 billion, and as of March 31, 2021, we had $4.7 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
(3)Dollar values stated in millions.

Item 6. Exhibits.

Exhibit Number	Description
4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.
10.1
364-Day Revolving Credit Agreement, dated February 24, 2021, by and among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 24, 2021).

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
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

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

April 27, 2021