Form 10-Q
period 2021-06-30
Mondelez International, Inc.
filed 2021-07-27
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

At July 23, 2021, there were 1,397,817,443 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$6,642	$5,911	$13,880	$12,618
Cost of sales	4,011	3,580	8,283	7,836
Gross profit	2,631	2,331	5,597	4,782
Selling, general and administrative expenses	1,593	1,453	3,157	2,990
Asset impairment and exit costs	134	115	224	130
Gain on acquisition	—	—	(9)	—
Amortization of intangible assets	32	50	70	93
Operating income	872	713	2,155	1,569
Benefit plan non-service income	(54)	(31)	(98)	(64)
Interest and other expense, net	58	85	276	275
Earnings before income taxes	868	659	1,977	1,358
Income tax provision	(398)	(341)	(610)	(489)
Gain on equity method investment transactions	502	121	495	192
Equity method investment net earnings	107	106	185	227
Net earnings	1,079	545	2,047	1,288
Noncontrolling interest earnings	(1)	(1)	(8)	(8)
Net earnings attributable to Mondelēz International	$1,078	$544	$2,039	$1,280
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.77	$0.38	$1.45	$0.89
Diluted earnings per share attributable to Mondelēz International	$0.76	$0.38	$1.44	$0.89

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings	$1,079	$545	$2,047	$1,288
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	157	81	21	(1,290)
Pension and other benefit plans	2	5	71	65
Derivative cash flow hedges	17	1	19	59
Total other comprehensive earnings/(losses)	176	87	111	(1,166)
Comprehensive earnings/(losses)	1,255	632	2,158	122
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	3	5	1	7
Comprehensive earnings/(losses) attributable to Mondelēz International	$1,252	$627	$2,157	$115

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,938	$3,619
Trade receivables (net of allowances of $41 at June 30, 2021 and $42 at December 31, 2020)	2,226	2,297
Other receivables (net of allowances of $53 at June 30, 2021 and $42 at December 31, 2020)	687	657
Inventories, net	2,925	2,647
Other current assets	878	759
Total current assets	8,654	9,979
Property, plant and equipment, net	8,857	9,026
Operating lease right of use assets	653	638
Goodwill	22,270	21,895
Intangible assets, net	18,691	18,482
Prepaid pension assets	802	672
Deferred income taxes	723	790
Equity method investments	5,586	6,036
Other assets	241	292
TOTAL ASSETS	$66,477	$67,810
LIABILITIES
Short-term borrowings	$64	$29
Current portion of long-term debt	1,905	2,741
Accounts payable	6,375	6,209
Accrued marketing	1,966	2,130
Accrued employment costs	743	834
Other current liabilities	3,032	3,216
Total current liabilities	14,085	15,159
Long-term debt	17,046	17,276
Long-term operating lease liabilities	489	470
Deferred income taxes	3,436	3,346
Accrued pension costs	1,135	1,257
Accrued postretirement health care costs	346	346
Other liabilities	2,320	2,302
TOTAL LIABILITIES	38,857	40,156
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at June 30, 2021 and December 31, 2020)	—	—
Additional paid-in capital	32,042	32,070
Retained earnings	29,538	28,402
Accumulated other comprehensive losses	(10,572)	(10,690)
Treasury stock, at cost (597,038,419 shares at June 30, 2021 and 577,363,557 shares at December 31, 2020)	(23,465)	(22,204)
Total Mondelēz International Shareholders’ Equity	27,543	27,578
Noncontrolling interest	77	76
TOTAL EQUITY	27,620	27,654
TOTAL LIABILITIES AND EQUITY	$66,477	$67,810
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended June 30, 2021
Balances at April 1, 2021	$—	$32,009	$28,903	$(10,746)	$(23,091)	$74	$27,149
Comprehensive earnings/(losses):
Net earnings	—	—	1,078	—	—	1	1,079
Other comprehensive earnings/(losses), net of income taxes	—	—	—	174	—	2	176
Exercise of stock options and issuance of other stock awards	—	33	(3)	—	77	—	107
Common Stock repurchased	—	—	—	—	(451)	—	(451)
Cash dividends declared ($0.315 per share)	—	—	(444)	—	—	—	(444)
Dividends paid on noncontrolling interest and other activities	—	—	4	—	—	—	4
Balances at June 30, 2021	$—	$32,042	$29,538	$(10,572)	$(23,465)	$77	$27,620
Six Months Ended June 30, 2021
Balances at January 1, 2021	$—	$32,070	$28,402	$(10,690)	$(22,204)	$76	$27,654
Comprehensive earnings/(losses):
Net earnings	—	—	2,039	—	—	8	2,047
Other comprehensive earnings/(losses), net of income taxes	—	—	—	118	—	(7)	111
Exercise of stock options and issuance of other stock awards	—	(28)	(18)	—	207	—	161
Common Stock repurchased	—	—	—	—	(1,468)	—	(1,468)
Cash dividends declared ($0.630 per share)	—	—	(889)	—	—	—	(889)
Dividends paid on noncontrolling interest and other activities	—	—	4	—	—	—	4
Balances at June 30, 2021	$—	$32,042	$29,538	$(10,572)	$(23,465)	$77	$27,620
Three Months Ended June 30, 2020
Balances at April 1, 2020	$—	$31,990	$26,906	$(11,502)	$(21,652)	$78	$25,820
Comprehensive earnings/(losses):
Net earnings	—	—	544	—	—	1	545
Other comprehensive earnings/(losses), net of income taxes	—	—	—	83	—	4	87
Exercise of stock options and issuance of other stock awards	—	32	(3)	—	27	—	56
Cash dividends declared ($0.285 per share)	—	—	(409)	—	—	—	(409)
Dividends paid on noncontrolling interest and other activities	—	—	2	—	—	(4)	(2)
Balances at June 30, 2020	$—	$32,022	$27,040	$(11,419)	$(21,625)	$79	$26,097
Six Months Ended June 30, 2020
Balances at January 1, 2020	$—	$32,019	$26,615	$(10,254)	$(21,139)	$76	$27,317
Comprehensive earnings/(losses):
Net earnings	—	—	1,280	—	—	8	1,288
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(1,165)	—	(1)	(1,166)
Exercise of stock options and issuance of other stock awards	—	3	(41)	—	215	—	177
Common Stock repurchased	—	—	—	—	(701)	—	(701)
Cash dividends declared ($0.570 per share)	—	—	(817)	—	—	—	(817)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(4)	(1)
Balances at June 30, 2020	$—	$32,022	$27,040	$(11,419)	$(21,625)	$79	$26,097

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,047	$1,288
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	564	528
Stock-based compensation expense	63	63
Deferred income tax provision/(benefit)	92	(110)
Asset impairments and accelerated depreciation	152	99
Loss on early extinguishment of debt	110	—
Gain on acquisition	(9)	—
Gain on equity method investment transactions	(495)	(192)
Equity method investment net earnings	(185)	(227)
Distributions from equity method investments	94	193
Other non-cash items, net	(5)	154
Change in assets and liabilities, net of acquisitions:
Receivables, net	42	328
Inventories, net	(289)	(233)
Accounts payable	182	75
Other current assets	(190)	(62)
Other current liabilities	(231)	(224)
Change in pension and postretirement assets and liabilities, net	(150)	(122)
Net cash provided by operating activities	1,792	1,558
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(410)	(445)
Acquisitions, net of cash received	(833)	(1,141)
Proceeds from divestitures including equity method investments	998	579
Other	25	(30)
Net cash used in investing activities	(220)	(1,037)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	—	677
Repayments of commercial paper, maturities greater than 90 days	—	(654)
Net issuances of other short-term borrowings	37	109
Long-term debt proceeds	2,378	2,533
Long-term debt repaid	(3,376)	(1,430)
Repurchase of Common Stock	(1,498)	(720)
Dividends paid	(896)	(819)
Other	127	123
Net cash used in financing activities	(3,228)	(181)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(37)
Cash, cash equivalents and restricted cash:
(Decrease)/Increase	(1,681)	303
Balance at beginning of period	3,650	1,328
Balance at end of period	$1,969	$1,631

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries and changed their functional currency from the Argentinean peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinean pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of June 30, 2021, our Argentinean operations had less than $1 million of Argentinean peso denominated net monetary assets. Our Argentinean operations contributed $96 million, or 1.4% of consolidated net revenues in the three months and $185 million, or 1.3% of consolidated net revenues in the six months ended June 30, 2021. Within selling, general and administrative expenses, we recorded a remeasurement loss of $3 million during the three months and $8 million during the six months ended June 30, 2021 as well as a remeasurement loss of $3 million during the three months and $5 million during the six months ended June 30, 2020 related to the revaluation of the Argentinean peso denominated net monetary position over these periods.

Brexit. Following the separation of the United Kingdom from the European Union ("Brexit") in 2020, a new trade arrangement was reached between the U.K. and E.U. that began on January 1, 2021. The main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. subject to prescribed trade terms, including but not limited to meeting product and labeling standards for both the U.K. and E.U. Cross-border trade between the U.K. and E.U. is also subject to new customs regulations, documentation and reviews. To comply with the new requirements, we increased resources in customer service and logistics, in our factories, and on our customs support teams. We adapted our processes and systems for the new and increased number of customs transactions. We continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the U.K. We have made investments in resources, systems and processes to meet the new ongoing requirements and we have not experienced material disruptions from the transition in 2021 to date. If the U.K.’s separation from, or new trade arrangements with, the E.U. negatively impact the U.K. economy or result in disagreements on trade terms, delays affecting our supply chain or distribution, or disruptions to sales or collections, the impact to our results of operations, financial condition and cash flows could be material. In the six months ended June 30, 2021, we generated 9.1% of our consolidated net revenues in the U.K.

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

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash that is recorded within other current assets of $31 million as of June 30, 2021 and $31 million as of December 31, 2020. Total cash, cash equivalents and restricted cash was $1,969 million as of June 30, 2021 and $3,650 million as of December 31, 2020.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2021	$(42)	$(42)	$(12)
Current period provision for expected credit losses	(3)	(11)	—
Write-offs charged against the allowance	1	1	—
Currency	3	(1)	—
Balance at June 30, 2021	$(41)	$(53)	$(12)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $719 million as of June 30, 2021 and $760 million as of December 31, 2020. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions:
We recorded $115 million in operating lease and $44 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2021 and $122 million in operating lease and $68 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2020.

New Accounting Pronouncements:
In March 2020 and subsequently in January 2021, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") to provide optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as LIBOR, to alternative reference rates, if certain criteria are met. The new accounting requirements can be applied as of the beginning of the interim period including March 12, 2020, or any date thereafter, through December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.

Note 2. Acquisitions and Divestitures

On May 26, 2021, we announced an agreement to acquire Chipita S.A., a leading croissants and baked snacks company in the Central and Eastern European markets. We expect the acquisition to close in the next nine months after all regulatory and acquisition-related reviews are completed. We expect purchase consideration of approximately €1.7 billion ($2.0 billion). During the second quarter of 2021, we incurred $6 million of acquisition-related costs.

On April 1, 2021, we acquired Gourmet Food Holdings Pty Ltd ("Gourmet Food"), a leading Australian food company in the premium biscuit and cracker category, for closing cash consideration of approximately $450 million Australian dollars ($343 million), net of cash received. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $41 million to indefinite-lived intangible assets, $80 million to definite-lived intangible assets, $176 million to goodwill, $19 million to property, plant and equipment, $18 million to inventory, $25 million to accounts receivable, $5 million to operating right of use assets, $3 million to other current assets, $19 million to current liabilities and $5 million to long-term operating lease liabilities. During the three months ended June 30, 2021, the acquisition added incremental net revenues of $27 million and operating income of $3 million. We incurred acquisition-related costs of $6 million during the three months and $7 million during the six months ended June 30, 2021.

On March 25, 2021, we acquired a majority interest in Lion/Gemstone Topco Ltd ("Grenade"), a performance nutrition leader in the United Kingdom, for closing cash consideration of £188 million ($261 million), net of cash received. The acquisition of Grenade expands our position into the premium nutrition market. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $82 million to indefinite-lived intangible assets, $28 million to definite-lived intangible assets, $181 million to goodwill, $1 million to property, plant and equipment, $11 million to inventory, $18 million to accounts receivable, $25 million to current liabilities, $20 million to deferred tax liabilities and $15 million to long-term other liabilities. During the three months ended June 30, 2021, the acquisition added incremental net revenues of $23 million and operating income of $2 million. We incurred $2 million of acquisition-related costs during the six months ended June 30, 2021.

On January 4, 2021, we acquired the remaining 93% of equity of Hu Master Holdings ("Hu"), a category leader in premium chocolate in the United States, which provides a strategic complement to our snacking portfolio in North America through growth opportunities in chocolate and other categories in the well-being category. The initial cash consideration paid was $229 million, net of cash received, and the Company may be required to pay additional cash consideration. The estimated fair value of the contingent consideration obligation at the acquisition date was $132 million and was determined using a Monte Carlo simulation based on forecasted future results. We are unable to provide a range of amounts that could be paid as contingent consideration as it is based primarily on revenue and gross margin of the business for the twelve months ended December 31, 2022 and there is not a minimum or maximum payout. As a result of acquiring the remaining equity interest, we consolidated the operations prospectively from the date of acquisition and recorded a pre-tax gain of $9 million ($7 million after-tax) related to stepping up our previously-held $8 million (7%) investment to fair value. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $123 million to indefinite-lived intangible assets, $51 million to definite-lived intangible assets, $202 million to goodwill, $1 million to property, plant and equipment, $2 million to inventory, $4 million to accounts receivable, $5 million to current liabilities and $132 million to long-term other liabilities. The acquisition added incremental net revenues of $8 million in the three months and $16 million in the six months ended June 30, 2021, and an operating loss of $7 million in the three months and $13 million in the six months ended June 30, 2021. We incurred acquisition-related costs of $5 million during the three months and $9 million during the six months ended June 30, 2021.

On April 1, 2020, we acquired a majority interest in Give & Go, a North American leader in fully-finished sweet baked goods and owner of the famous two-bite® brand of brownies and the Create-A-Treat® brand, known for cookie and gingerbread house decorating kits. The acquisition of Give & Go provides access to the in-store bakery channel and expands our position in broader snacking. The purchase consideration for Give & Go totaled $1,136 million, net of cash received. We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as follows:

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

The fair value for customer relationships at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. Through the one-year anniversary of the acquisition, Give & Go added incremental net revenues of $106 million and operating income of $6 million in 2021. We incurred $10 million of acquisition-related costs during the three months and $15 million during the six months ended June 30, 2020.

Note 3. Inventories

Inventories consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(in millions)
Raw materials	$812	$718
Finished product	2,239	2,059
	3,051	2,777
Inventory reserves	(126)	(130)
Inventories, net	$2,925	$2,647

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(in millions)
Land and land improvements	$413	$422
Buildings and building improvements	3,242	3,252
Machinery and equipment	12,194	12,053
Construction in progress	651	628
	16,500	16,355
Accumulated depreciation	(7,643)	(7,329)
Property, plant and equipment, net	$8,857	$9,026

For the six months ended June 30, 2021, capital expenditures of $410 million excluded $236 million of accrued capital expenditures remaining unpaid at June 30, 2021 and included payment for $275 million of capital expenditures that were accrued and unpaid at December 31, 2020. For the six months ended June 30, 2020, capital expenditures of $445 million excluded $195 million of accrued capital expenditures remaining unpaid at June 30, 2020 and included payment for $334 million of capital expenditures that were accrued and unpaid at December 31, 2019.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, Restructuring Program).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Latin America	$—	$—	$—	$—
AMEA	—	5	(16)	4
Europe	3	1	4	2
North America	62	1	117	2
Total	$65	$7	$105	$8

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of June 30, 2021	As of December 31, 2020
	(in millions)
Latin America	$720	$706
AMEA	3,400	3,250
Europe	8,027	8,038
North America	10,123	9,901
Goodwill	$22,270	$21,895

Intangible assets consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(in millions)
Indefinite-life intangible assets	$17,615	$17,492
Definite-life intangible assets	3,059	2,907
	20,674	20,399
Accumulated amortization	(1,983)	(1,917)
Intangible assets, net	$18,691	$18,482

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

Amortization expense for intangible assets was $32 million for the three months and $70 million for the six months ended June 30, 2021 and $50 million for the three months and $93 million for the six months ended June 30, 2020. For the next five years, we currently estimate annual amortization expense of approximately $135 million in 2021, approximately $130 million in 2022-2024 and approximately $105 million in 2025 (reflecting June 30, 2021 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2021	$21,895	$20,399
Currency	(184)	(98)
Acquisitions	559	405
Asset impairments	—	(32)
Balance at June 30, 2021	$22,270	$20,674

Changes to goodwill and intangibles were:
•Acquisitions - In connection with our acquisitions of Gourmet Food, Grenade and the remaining interest in Hu during the first six months of 2021, we recorded preliminary purchase price allocations totaling $559 million of goodwill and $405 million of intangible assets. See Note 2, Acquisitions and Divestitures, for additional information.
•Asset impairments - As further described below, during the second quarter of 2021, we recorded $32 million of intangible asset impairments resulting primarily from lower than expected sales growth for one brand across our North America segment.

Each quarter, we evaluate our goodwill and intangible asset impairment risk through an assessment of potential triggering events. In light of the ongoing COVID-19 global pandemic, we considered qualitative and quantitative information in our assessment over goodwill and indefinite-life intangible assets.
•During the first six months of 2021 and 2020, we concluded no goodwill impairment indicators were present that would require additional goodwill impairment evaluation and that our goodwill as of June 30, 2021 and June 30, 2020 were fairly stated.
•With the ongoing COVID-19 global pandemic, we continue to monitor intangible asset impairment risk. During the second quarters of 2021 and 2020, we identified declines in demand for certain of our brands, that prompted additional evaluation of our indefinite-life intangible assets. We estimated the fair value of the brands using several acceptable valuation methods, including relief of royalty, excess earnings and excess margin models. Those models required us to make assumptions related to the future sales and earnings growth rates for the brands, as well as royalty rates and discount rates. We made our best estimate of those assumptions using the information available; however, given the uncertainty of the global economic environment and the impact of COVID-19, those estimates could be significantly different than future performance. In certain instances, the estimated fair value of the brand was below the carrying value, which resulted in impairment charges. Primarily due to lower than original expected sales growth, during the second quarter of 2021, we recorded a $32 million impairment charge in North America related to a small biscuit brand, and during the second quarter of 2020, we recorded $90 million of impairment charges related to four gum brands, a small biscuit brand and a small candy brand, with $50 million recorded in Europe, $36 million in North America and $4 million in AMEA. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We will continue to monitor the potential for asset impairment risk over coming quarters.

In 2020, we recorded a total of $144 million of intangible asset impairment charges related to eight brands. The ongoing impact of the COVID-19 pandemic resulted in declines in the sales and earnings for certain brands, particularly our gum brands. During our annual impairment testing as of July 1, 2020, we identified nine brands, including the eight impaired brands, that each had a fair value in excess of book value of 10% or less. The aggregate book value of the nine brands was $721 million as of June 30, 2021. We continue to monitor our brand performance, particularly in light of the significant uncertainty due to the COVID-19 pandemic and related impacts to our business. If the brand earnings expectations, including the timing of the expected recovery from the COVID-19 pandemic impacts, are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

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

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Keurig Dr Pepper Inc. (Nasdaq: "KDP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of June 30, 2021, we owned 22.8%, 6.4%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $5,586 million as of June 30, 2021 and $6,036 million as of December 31, 2020. We recorded equity earnings of $107 million and cash dividends of $20 million in the second quarter of 2021 and equity earnings of $106 million and cash dividends of $28 million in the second quarter of 2020. We recorded equity earnings of $185 million and cash dividends of $94 million in the first six months of 2021 and equity earnings of $227 million and cash dividends of $193 million in the first six months of 2020.

Based on the quoted closing prices as of June 30, 2021, the combined fair value of our publicly-traded investments in JDEP and KDP was $7.3 billion, and for each investment, its fair value exceeded its carrying value.

Keurig Dr Pepper Transactions:
On June 7, 2021, we participated in a secondary offering of KDP shares and sold approximately 28 million shares, which reduced our ownership interest by 2% of the total outstanding shares. We received $997 million of proceeds and recorded a pre-tax gain of $520 million (or $392 million after-tax) during the second quarter of 2021. As we will continue to have significant influence, we will continue to account for our investment in KDP under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. We will continue to have board representation with one director on the KDP Board of Directors and we retained certain additional governance rights.

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

Prior to Settlement, we exchanged our 26.4% ownership interest in Jacobs Douwe Egberts ("JDE") for a 26.5% equity interest in JDE Peet’s. We did not invest new capital in connection with the transaction and the exchange was accounted for as a change in interest transaction. Upon Settlement, we sold approximately 9.7 million of our ordinary shares in JDE Peet’s in the offering for gross proceeds of €304 million ($343 million). We subsequently sold approximately 1.4 million additional shares and received gross proceeds of €46 million ($51 million) upon exercise of the over-allotment option. Following Settlement and the exercise of the over-allotment option, we held a 22.9% equity interest in JDE Peet’s. During the second quarter of 2020, we recorded a preliminary gain of $121 million, net of $33 million released from accumulated other comprehensive losses, and $48 million of transaction costs.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and implementation charges of $5.0 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2022.

Restructuring Costs:
The Simplify to Grow Program liability activity for the six months ended June 30, 2021 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2021	$304	$—	$304
Charges	73	115	188
Cash spent	(64)		(64)
Non-cash settlements/adjustments	(1)	(115)	(116)
Currency	(5)	—	(5)
Liability balance, June 30, 2021	$307	$—	$307

•We recorded restructuring charges of $100 million in the second quarter of 2021 and $28 million in the second quarter of 2020 and $188 million in the first six months of 2021 and $43 million in the first six months of 2020 within asset impairment and exit costs and benefit plan non-service income.
•We spent $30 million in the second quarter of 2021 and $32 million in the second quarter of 2020 and $64 million in the first six months of 2021 and $69 million in the first six months of 2020 in cash severance and related costs.
•We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments). including any gains on sale of restructuring program assets, non-cash pension settlement losses (refer to Note 10, Benefit Plans) and other adjustments, which totaled $76 million in the second quarter of 2021 and $11 million in the second quarter of 2020 and $116 million in the first six months of 2021 and $14 million in the first six months of 2020.
•At June 30, 2021, $258 million of our net restructuring liability was recorded within other current liabilities and $49 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $33 million in the second quarter of 2021 and $52 million in the second quarter of 2020 and $67 million in the first six months of 2021 and $95 million in the first six months of 2020. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three and six months ended June 30, 2021 and June 30, 2020, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended June 30, 2021
Restructuring Costs	$—	$2	$(1)	$92	$7	$100
Implementation Costs	4	3	11	17	(2)	33
Total	$4	$5	$10	$109	$5	$133
For the Three Months Ended June 30, 2020
Restructuring Costs	$14	$5	$9	$(2)	$2	$28
Implementation Costs	1	3	11	11	26	52
Total	$15	$8	$20	$9	$28	$80
For the Six Months Ended June 30, 2021
Restructuring Costs	$3	$(19)	$5	$193	$6	$188
Implementation Costs	7	5	21	27	7	67
Total	$10	$(14)	$26	$220	$13	$255
For the Six Months Ended June 30, 2020
Restructuring Costs	$18	$4	$12	$—	$9	$43
Implementation Costs	8	6	25	21	35	95
Total	$26	$10	$37	$21	$44	$138
Total Project (Inception to Date)
Restructuring Costs	$550	$539	$1,148	$685	$148	$3,070
Implementation Costs	294	234	532	483	345	1,888
Total	$844	$773	$1,680	$1,168	$493	$4,958

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2021		As of December 31, 2020
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$13	0.1%	$—	—%
Bank loans	51	8.6%	29	4.8%
Total short-term borrowings	$64		$29

Our uncommitted credit lines and committed credit lines available as of June 30, 2021 and December 31, 2020 include:

	As of June 30, 2021		As of December 31, 2020
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,496	$51	$1,487	$29
Credit facility expiry(1):
February 24, 2021	—	—	1,500	—
February 23, 2022	2,500	—	—	—
February 27, 2024	4,500	—	4,500	—

(1) We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At June 30, 2021, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $38.1 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

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

Repayments:
During the six months ended June 30, 2021, we repaid the following notes or term loans (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.375%	January 2021	€679	$827

Issuances:
During the six months ended June 30, 2021, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
March 2021	1.375%	March 2041	€650	$777
March 2021	0.750%	March 2033	€600	$717
March 2021	0.250%	March 2028	€750	$896
(1) Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.

Fair Value of Our Debt:
The fair value of our short-term borrowings at June 30, 2021 and December 31, 2020 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of June 30, 2021	As of December 31, 2020
	(in millions)
Fair Value	$19,949	$21,568
Carrying Value	$19,015	$20,046

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Interest expense, debt	$90	$108	$188	$218
Loss on debt extinguishment and related expenses	—	—	137
Loss related to interest rate swaps	—	—	—	103
Other (income)/expense, net	(32)	(23)	(49)	(46)
Interest and other expense, net	$58	$85	$276	$275

Other income includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts that totaled $19 million and $40 million in the three and six months ended June 30, 2021 and $31 million and $64 million for the three and six months ended June 30, 2020.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2021		As of December 31, 2020
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$13	$236	$12	$340
Net investment hedge derivative contracts (1)	104	62	114	129
	$117	$298	$126	$469
Derivatives not designated as accounting hedges:
Currency exchange contracts	$113	$82	$134	$119
Commodity contracts	340	147	205	128
	$453	$229	$339	$247
Total fair value	$570	$527	$465	$716

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of June 30, 2021
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$31	$—	$31	$—
Commodity contracts	193	108	85	—
Interest rate contracts	(223)	—	(223)	—
Net investment hedge contracts	42	—	42	—
Total derivatives	$43	$108	$(65)	$—

	As of December 31, 2020
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$15	$—	$15	$—
Commodity contracts	77	46	31	—
Interest rate contracts	(328)	—	(328)	—
Net investment hedge contracts	(15)	—	(15)	—
Total derivatives	$(251)	$46	$(297)	$—

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

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of June 30, 2021	As of December 31, 2020
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,228	$2,184
Forecasted transactions	4,098	4,169
Commodity contracts	7,259	7,947
Interest rate contracts	3,500	3,500
Net investment hedges:
Net investment hedge derivative contracts	4,623	4,551
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,777	3,744
British pound sterling notes	364	360
Swiss franc notes	1,124	1,175
Canadian dollar notes	484	472

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Accumulated (loss)/gain at beginning of period	$(159)	$(155)	$(161)	$(213)
Transfer of realized losses/(gains) in fair value to earnings	4	7	9	88
Unrealized (loss)/gain in fair value	13	(6)	10	(29)
Accumulated (loss)/gain at end of period	$(142)	$(154)	$(142)	$(154)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Interest rate contracts	$(4)	$(7)	$(9)	$(88)

Within interest and other expense, net, due to changes in forecasted debt, we recognized losses related to forward-starting interest rate swaps of $79 million ($103 million pre-tax) in the first quarter of 2020 and in the six months ended June 30, 2020.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Currency exchange contracts – forecasted transactions	$7	$(1)	$6	$(1)
Interest rate contracts	6	(5)	4	(28)
Total	$13	$(6)	$10	$(29)

Cash flow hedge ineffectiveness was not material for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $134 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of June 30, 2021, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 3 years and 3 months.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of June 30, 2021 was $4.6 billion. The impacts of the net investment hedge derivative contracts on other comprehensive earnings and net earnings were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$(36)	$(115)	$23	$217

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$19	$31	$40	$64

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

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Euro notes	$(31)	$(55)	$92	$(13)
British pound sterling notes	(1)	—	(3)	17
Swiss franc notes	(17)	(14)	39	(20)
Canadian notes	(5)	(12)	(9)	15

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain/(Loss) Recognized in Earnings
	2021	2020	2021	2020
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2	$(7)	$72	$(80)	Interest and other expense, net
Forecasted transactions	(38)	(4)	12	22	Cost of sales
Forecasted transactions	14	(10)	(2)	(9)	Interest and other expense, net
Forecasted transactions	(1)	—	1	(1)	Selling, general and administrative expenses
Commodity contracts	117	14	211	(183)	Cost of sales
Total	$94	$(7)	$294	$(251)

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service cost	$2	$2	$35	$29
Interest cost	10	13	30	36
Expected return on plan assets	(18)	(20)	(107)	(96)
Amortization:
Net loss from experience differences	5	4	33	28
Prior service benefit	—	—	(1)	(1)
Curtailment credit (1)	—	—	(14)	—
Settlement losses and other expenses (2)	6	8	—	—
Net periodic pension cost/(benefit)	$5	$7	$(24)	$(4)

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service cost	$4	$3	$70	$59
Interest cost	20	26	59	73
Expected return on plan assets	(36)	(39)	(213)	(195)
Amortization:
Net loss from experience differences	9	8	66	57
Prior service benefit	—	—	(3)	(3)
Curtailment credit (1)	—	—	(14)	—
Settlement losses and other expenses (2)	9	12	—	2
Net periodic pension cost/(benefit)	$6	$10	$(35)	$(7)

(1)During the second quarter of 2021, we made a decision to freeze our Defined Benefit Pension Scheme in the United Kingdom. As a result, we recognized a curtailment credit of $(14 million) for the three and six months ended June 30, 2021 recorded within benefit plan non-service income. We also incurred incentive payment charges and other expenses related to this decision of $44 million for the three months ended June 30, 2021 and $45 million for the six months ended June 30, 2021 included in operating income.
(2)In connection with our Simplify to Grow Program, settlement losses and other expenses were $1 million for the three and six months ended June 30, 2021 and $4 million for the three and six months ended June 30, 2020. These losses were recorded within benefit plan non-service income.

Employer Contributions:
During the six months ended June 30, 2021, we contributed $4 million to our U.S. pension plans and $117 million to our non-U.S. pension plans, including $59 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of June 30, 2021, over the remainder of 2021, we plan to make further contributions of approximately $4 million to our U.S. plans and approximately $111 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
On July 11, 2019, we received an undiscounted withdrawal liability assessment related to our complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $3 million and $6 million in the three and six months ended June 30, 2021 and $3 million and $6 million in the three and six months ended June 30, 2020 within interest and other expense, net. As of June 30, 2021, the remaining discounted withdrawal liability was $368 million, with $14 million recorded in other current liabilities and $354 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care cost/(benefit) consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service cost	$1	$2	$2	$3
Interest cost	2	3	4	6
Amortization:
Net loss from experience differences	—	1	1	4
Prior service credit	—	(7)	—	(15)
Net periodic postretirement health care cost/(benefit)	$3	$(1)	$7	$(2)

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service cost	$2	$2	$3	$3
Interest cost	—	1	1	2
Amortization of net gains	—	(1)	(1)	(2)
Net periodic postemployment cost	$2	$2	$3	$3

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2021	27,751,894	$39.51	5 years	$527	million
Annual grant to eligible employees	2,412,710	56.13
Additional options issued	148,660	58.00
Total options granted	2,561,370	56.24
Options exercised (1)	(4,342,186)	34.15		$110	million
Options canceled	(347,906)	47.57
Balance at June 30, 2021	25,623,172	41.98	5 years	$524	million

(1)Cash received from options exercised was $73 million in the three months and $140 million in the six months ended June 30, 2021. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $7 million in the three months and $14 million in the six months ended June 30, 2021.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2021	4,896,990		$53.80
Annual grant to eligible employees:		Feb 18, 2021
Performance share units	903,250		59.35
Deferred stock units	550,090		56.13
Additional shares granted (1)	1,122,130	Various	53.50
Total shares granted	2,575,470		56.11	$145	million
Vested (2)	(2,351,013)		49.72	$117	million
Forfeited	(198,602)		56.66
Balance at June 30, 2021	4,922,845		56.84

(1)Includes performance share units and deferred stock units.
(2)The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled less than $1 million in the three months and $6 million in the six months ended June 30, 2021.
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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. On December 2, 2020, our Board of Directors approved an increase of $4.0 billion in the share repurchase program, raising the authorization to $23.7 billion of Common Stock repurchases, and extended the program through December 31, 2023. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2021, we had repurchased approximately $18.0 billion of Common Stock pursuant to this authorization. During the six months ended June 30, 2021, we repurchased approximately 25.0 million shares of Common Stock at an average cost of $57.89 per share, or an aggregate cost of approximately $1.5 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2021, we have approximately $4.3 billion in remaining share repurchase capacity.

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

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the "District Court"), Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. On August 15, 2019, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows. On October 23, 2019, following a ruling by the United States Court of Appeals for the Seventh Circuit regarding Mondelēz Global's allegations that the CFTC and its Commissioners violated certain terms of the settlement agreement and the CFTC's argument that the Commissioners were not bound by the terms of the settlement agreement, the District Court vacated the settlement agreement and reinstated all pending motions that the District Court had previously mooted as a result of the settlement. The parties have reached a new agreement in principle to resolve the CFTC action and have submitted the settlement to the District Court for approval. The District Court cancelled a scheduled conference on June 4, 2020 to discuss the proposed settlement agreement but indicated that it would rule on pending motions in due course. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the District Court by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action, and the plaintiffs are seeking monetary damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the District Court. On January 3, 2020, the District Court granted plantiffs' request to certify a class. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action and the class action. Although the CFTC action and the class action complaints involve the same alleged conduct, a resolution or decision with respect to one of the matters may not be dispositive as to the outcome of the other matter.

In November 2019, the European Commission informed us that it has initiated an investigation into our alleged infringement of European Union competition law through certain practices restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it has taken the next procedural step in its investigation and opened formal proceedings. We are cooperating with the investigation and expect to continue to engage with the European Commission as its investigation proceeds. It is not possible to predict how long the investigation will take or the ultimate outcome of this matter.

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2021, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $25 million in the second quarter of 2021 and $62 million in the second quarter of 2020 and $59 million in the first six months of 2021 and $166 million in the first six months of 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,782)	$(9,686)	$(8,655)	$(8,320)
Currency translation adjustments	165	26	31	(1,255)
Reclassification to earnings related to:
Equity method investment transactions (1)	—	29	—	29
Tax (expense)/benefit	(8)	26	(10)	(64)
Other comprehensive earnings/(losses)	157	81	21	(1,290)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(2)	(4)	7	1
Balance at end of period	(8,627)	(9,609)	(8,627)	(9,609)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,805)	$(1,661)	$(1,874)	$(1,721)
Net actuarial gain/(loss) arising during period	(1)	(2)	(2)	(24)
Tax (expense)/benefit on net actuarial gain/(loss)	—	(1)	—	(1)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	37	24	72	49
Settlement losses and other expenses (1)	6	9	9	15
Curtailment credit (2)	(14)	—	(14)	—
Tax expense/(benefit) on reclassifications (3)	(8)	(7)	(17)	(15)
Currency impact	(18)	(18)	23	41
Other comprehensive earnings/(losses)	2	5	71	65
Balance at end of period	(1,803)	(1,656)	(1,803)	(1,656)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(159)	$(155)	$(161)	$(213)
Net derivative gains/(losses)	16	(16)	9	(56)
Tax (expense)/benefit on net derivative gain/(loss)	(2)	11	(1)	26
Losses/(gains) reclassified into net earnings:
Interest rate contracts (1)(4)	5	8	11	113
Tax expense/(benefit) on reclassifications (3)	(1)	(1)	(2)	(25)
Currency impact	(1)	(1)	2	1
Other comprehensive earnings/(losses)	17	1	19	59
Balance at end of period	(142)	(154)	(142)	(154)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,746)	$(11,502)	$(10,690)	$(10,254)
Total other comprehensive earnings/(losses)	176	87	111	(1,166)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(2)	(4)	7	1
Other comprehensive earnings/(losses) attributable to Mondelēz International	174	83	118	(1,165)
Balance at end of period	$(10,572)	$(11,419)	$(10,572)	$(11,419)

(1)These amounts include equity method investment transactions recorded within gain on equity method investment transactions.
(2)These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.
(4)These reclassified gains or losses are recorded within interest and other expense, net.

Note 14. Income Taxes

As of the second quarter of 2021, our estimated annual effective tax rate, which excludes discrete tax impacts, was 23.7%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2021 second quarter effective tax rate of 45.9% was unusually high due to a $128 million tax expense incurred in connection with the KDP share sale that occurred during the second quarter (the related gain is reported separately in our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our second quarter effective tax rate was 31.1%, reflecting a discrete net tax expense of $81 million. The discrete net tax expense primarily consisted of a $95 million net tax expense from the increase of our deferred tax liabilities resulting from tax legislation enacted during the second quarter (mainly in the United Kingdom), partially offset by a $11 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions. Our effective tax rate for the six months ended June 30, 2021 of 30.9% was also unusually high due to the $128 million net tax expense incurred in connection with the KDP share sale. Excluding this impact, our effective tax rate for the six months ended June 30, 2021 was 24.5%, which was unfavorably impacted by discrete net tax expense of $15 million, primarily driven by $99 million net tax expense from the increase of our deferred tax liabilities resulting from enacted tax legislation (mainly in the United Kingdom) partially offset by a $43 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $27 million benefit from a U.S. amended tax return filed to reflect new guidance from the U.S. Treasury Department.

As of the second quarter of 2020, our estimated annual effective tax rate, which excluded discrete tax impacts, was 27.5%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2020 second quarter effective tax rate of 51.7% was unusually high due to a $261 million tax expense incurred in connection with the JDE Peet's transaction (the related gains are reported separately in our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our second quarter effective tax rate was 12.1% reflecting a discrete net tax benefit of $72 million. The discrete net tax benefit primarily consisted of a $70 million net benefit from the release of a valuation allowance in China as we now expect to utilize prior-year carryforward tax benefits to offset future taxable income. Our effective tax rate for the six months ended June 30, 2020 of 36.0% was also unusually high due to the $261 million net tax expense incurred in connection with the JDE Peet's transaction. Excluding this impact, our effective tax rate for the six months ended June 30, 2020 was 16.8%, which was favorably impacted by discrete net tax benefits of $100 million, primarily driven by the $70 million net benefit from the release of the China valuation allowance and a $24 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Net earnings	$1,079	$545	$2,047	$1,288
Noncontrolling interest earnings	(1)	(1)	(8)	(8)
Net earnings attributable to Mondelēz International	$1,078	$544	$2,039	$1,280
Weighted-average shares for basic EPS	1,407	1,431	1,410	1,432
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	9	8	9	10
Weighted-average shares for diluted EPS	1,416	1,439	1,419	1,442
Basic earnings per share attributable to Mondelēz International	$0.77	$0.38	$1.45	$0.89
Diluted earnings per share attributable to Mondelēz International	$0.76	$0.38	$1.44	$0.89

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 3.4 million in the second quarter of 2021 and 5.6 million in the second quarter of 2020 and 3.6 million in the first six months of 2021 and 4.8 million in the first six months of 2020.

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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net revenues:
Latin America	$669	$511	$1,338	$1,237
AMEA	1,452	1,237	3,197	2,739
Europe	2,474	2,138	5,321	4,722
North America	2,047	2,025	4,024	3,920
Net revenues	$6,642	$5,911	$13,880	$12,618
Earnings before income taxes:
Operating income:
Latin America	$54	$(6)	$130	$72
AMEA	213	171	575	405
Europe	413	297	970	769
North America	299	424	569	805
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	20	(2)	138	(187)
General corporate expenses	(78)	(111)	(142)	(187)
Amortization of intangible assets	(32)	(50)	(70)	(93)
Gain on acquisition	—	—	9	—
Acquisition-related costs	(17)	(10)	(24)	(15)
Operating income	872	713	2,155	1,569
Benefit plan non-service income	54	31	98	64
Interest and other expense, net	(58)	(85)	(276)	(275)
Earnings before income taxes	$868	$659	$1,977	$1,358

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

Net revenues by product category were:

	For the Three Months Ended June 30, 2021
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$197	$509	$843	$1,778	$3,327
Chocolate	181	475	1,143	54	1,853
Gum & Candy	129	215	154	215	713
Beverages	82	146	27	—	255
Cheese & Grocery	80	107	307	—	494
Total net revenues	$669	$1,452	$2,474	$2,047	$6,642

	For the Three Months Ended June 30, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$154	$458	$694	$1,804	$3,110
Chocolate	119	361	1,001	39	1,520
Gum & Candy	65	153	135	182	535
Beverages	90	157	20	—	267
Cheese & Grocery	83	108	288	—	479
Total net revenues	$511	$1,237	$2,138	$2,025	$5,911

	For the Six Months Ended June 30, 2021
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$374	$1,092	$1,645	$3,514	$6,625
Chocolate	373	1,145	2,695	117	4,330
Gum & Candy	260	409	302	393	1,364
Beverages	176	326	60	—	562
Cheese & Grocery	155	225	619	—	999
Total net revenues	$1,338	$3,197	$5,321	$4,024	$13,880

	For the Six Months Ended June 30, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$328	$966	$1,440	$3,402	$6,136
Chocolate	313	904	2,364	95	3,676
Gum & Candy	247	338	308	423	1,316
Beverages	192	328	45	—	565
Cheese & Grocery	157	203	565	—	925
Total net revenues	$1,237	$2,739	$4,722	$3,920	$12,618

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

Recent Developments and Significant Items Affecting Comparability

COVID-19
As the COVID-19 global pandemic continues, our main priority continues to be the safety of our employees and helping maintain the global food supply. Together with our employees, customers, suppliers and other partners, we are working to emerge from the pandemic stronger.

During 2020, we experienced a significant increase in demand and revenue growth in certain markets as consumers increased their food purchases for in-home consumption. Results were particularly strong in modern trade (such as large grocery supermarkets and retail chains), digital commerce and especially for categories such as biscuits. However, other parts of our business were negatively affected by mandated lockdowns and other related restrictions. This was especially so during the second quarter of 2020 for some of our emerging markets due to store closures, particularly in our Latin America region as well as parts of our AMEA region that have a greater concentration of traditional trade (such as small family-run stores), our world travel retail (such as international duty-free stores), and our foodservice businesses as well as in categories like gum and candy, which are more traditionally purchased and consumed out of home. The negative impacts experienced in the second quarter of 2020 began to subside in the second half of 2020, as demand grew in both developed and emerging markets and a number of our key markets returned to higher growth; however, our gum and candy, world travel retail and foodservice businesses as well as parts of our traditional trade business in parts of emerging markets continued to be negatively affected by the ongoing pandemic.

During the first half of 2021, many of the trends we saw in late 2020 were still in place. We continued to see increased demand for most of our snack category products in both our emerging and developed markets relative to 2020; however, revenue from parts of our business were not yet back to pre-pandemic levels. In the second quarter of 2021, net revenue growth was 12.4% and Organic Net Revenue growth was 6.2%, compared to the second quarter of 2020 when the most significant negative impacts from the COVID-19 pandemic adversely affected parts of our business, particularly with more traditional trade and gum and candy sales as well as our foodservice and world travel retail businesses. While in the second quarter of 2021, we experienced double-digit revenue growth in gum and candy as well as significant growth in other areas such as foodservice and world travel retail, revenues in these businesses were not fully recovered to pre-pandemic levels. Our outlook for future snacks revenue growth remains strong, but as the pandemic continues, we anticipate some volatility in revenues until snacks consumption stabilizes to a more normal growth level.

In addition to tracking new developments, we continue to monitor ongoing impacts from the pandemic. To date, disruptions we experienced in operations due to the pandemic have been temporary and not material to our consolidated results. We discuss these and other ongoing impacts of COVID-19 below.

Our Employees, Customers and Communities
We have taken a number of actions to promote the health and safety of our employees, customers and consumers, which is our first priority:
•We implemented enhanced protocols to provide a safe and sanitary working environment for our employees. In many locations, our employees have worked remotely whenever possible. For employees who were unable to work remotely, we adopted a number of heightened protocols, consistent with those prescribed by the World Health Organization, related to social distancing (including staggering lunchtimes and shifts where possible and restricting in-person gatherings and non-essential travel) and enhanced hygiene and workplace sanitation. At a local level, we also provided additional flexibility and support to employees in our manufacturing facilities, distribution and logistics operations and sales organization. As our office-based employees begin to return to the workplace over coming months, we will follow enhanced safety protocols related to shared workspaces while also encouraging continued flexible and virtual work arrangements wherever possible.
•We have hired frontline employees in the U.S. and other locations to meet additional marketplace demand and promote uninterrupted functioning of our manufacturing, distribution and sales network.
•We have donated over $30 million to assist those impacted by COVID-19 and to support local and global organizations responding to food instability and providing emergency relief.

Our Supply Chain and Operations
We operate in the food and beverages industry and are part of the global food supply chain. One of our main objectives during the pandemic has been to maintain the availability of our products to meet the needs of our consumers. In response to increased demand, we increased production and, to date, we have not experienced material disruptions in our supply chain or operations:
•We leveraged learnings from our timely response to the initial outbreak in China, and we put in place procedures across our supply chain to help mitigate the risk that our manufacturing sites experience material closures or disruptions. We have worked with governments and healthcare providers to help provide access to vaccines for our frontline and office employees when and where possible at a local level.
•We have not experienced material disruptions in our workforce; however, mandatory or voluntary stay-at-home restrictions have resulted in increased levels of absenteeism.
•We continue to source raw ingredients, packaging, energy and transportation and deliver our products to our customers. Transportation and commodity costs have continued to increase. Although we monitor these costs and our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against all cost increases and changes in costs, and our hedging strategies may not protect us from increases in specific raw material costs. We anticipate continued transportation, commodity and other cost volatility as the pandemic continues.
•While to date, the temporary disruptions in operations we experienced were not material to our consolidated results, the ongoing COVID-19 outbreak may still disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, or our co-manufacturers or distributors. These disruptions or our failure to effectively respond to them could increase product or distribution costs, prices and potentially affect the availability of our products.
•In 2020, a generally stronger U.S. dollar relative to other currencies in which we operate negatively affected our net revenue and net earnings reported in U.S. dollars. In the first six months of 2021, other currencies, such as the euro, British pound sterling and Australian dollar, strengthened relative to the U.S. dollar, which had a favorable effect on net revenues and net earnings.
•During the second quarter of 2020 especially, we incurred higher operating costs primarily for labor, customer service and logistics, security, personal protective equipment and cleaning. In the second half of 2020 and first half of 2021, our spending in these areas was significantly less but still above pre-COVID levels. Most other aspects of our global supply chain and operations did not change materially to date. While we have not had material disruptions, we do not know whether or how our supply chain or operations may be negatively affected if the pandemic persists for an extended period or worsens. We intend to continue to execute on our strategic operating plans as the situation evolves. Disruptions, higher operating costs or uncertainties like those noted above could result in delays or modifications to our plans and initiatives.

Our Liquidity
We believe the steps we have taken to enhance our capital structure and liquidity, prior to and during the pandemic, strengthened our ability to operate during the pandemic:
•During both 2020 and 2019, we generated $4.0 billion of cash from operations, or approximately $3 billion each year after deducting capital expenditures.
•Within cash provided by other investing activities, in 2021, we received approximately $1 billion of cash proceeds from the sale of KDP shares. We received $185 million of cash proceeds from our participation in the KDP secondary offering during the first quarter of 2020 and $1.9 billion from subsequent KDP share sales over the third and fourth quarters of 2020. During the second quarter of 2020, we received €350 million ($394 million) from our participation in the JDE Peet's public share offerings. (Refer to our Annual

Report on Form 10-K for the year ended December 31, 2020 and Note 6, Equity Method Investments, for additional information).
•As of June 30, 2021, we had $1.9 billion, and as of December 31, 2020, we had $3.6 billion, of cash and cash equivalents on hand. Based on our current available cash and access to financing markets, we do not anticipate any issue funding our next long-term debt maturities of approximately $1.5 billion in October 2021, approximately $0.3 billion in December 2021 and approximately $1.2 billion in July 2022.
•We also have access to short-term and long-term financing markets and actively utilized these markets in 2020 and the first half of 2021. We continue to utilize the commercial paper markets in the United States and Europe for flexible, low-cost, short-term financing. We issued additional long-term debt several times since the beginning of 2020 due to favorable market conditions and opportunities to shift a portion of our funding mix from short-term to long-term debt at a low cost. We renewed one of our credit facilities during the first quarter of 2021 and now have $7.0 billion of undrawn credit facilities as well as other forms of short-term and long-term financing options available. As of June 30, 2021, we were, and we expect to continue to be, in compliance with our debt covenants (refer to the Liquidity and Capital Resources section and Note 8, Debt and Borrowing Arrangements).
•In connection with various legislatively authorized 2020 tax payment deferral mechanisms available for income tax, indirect tax (such as value-added tax) and payroll tax in a number of jurisdictions, we were able to defer certain of these tax payments in 2020, which provided a cash benefit that reverses when the payments come due. Some of these payments were made in the first half of 2021; the remainder will come due in the second half of 2021 and in 2022. The benefits associated with the deferral of these tax payments were not material to our financial statements.
•After suspending our share repurchase program in March 2020 as a precautionary measure following the onset of the pandemic, we resumed the program in the fourth quarter of 2020.

Our Financial Position
•We continue to evaluate the realizability of our assets and indicators of potential impairment. We reviewed our receivables, inventory, right-of-use lease assets, long-lived assets, equity method and other long-term investments, deferred tax assets, goodwill and intangible assets.
•In connection with the ongoing pandemic, we identified a decline in demand for certain of our brands, primarily in the gum category, that prompted additional evaluation of our indefinite-life intangible assets. During the second quarter of 2021, we concluded that one small biscuit brand was impaired and we recorded a $32 million impairment charge. During the second and third quarters of 2020, we concluded that eight brands were impaired and we recorded $144 million of impairment charges in 2020, including $90 million in the second quarter of 2020 and $54 million in the third quarter of 2020. While we did not identify impairment triggers for other brands, there continues to be significant uncertainty due to the pandemic. If brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. Refer to Note 5, Goodwill and Intangible Assets, for additional details on our intangible asset impairment evaluation.
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

Some of the initial impacts of the pandemic on our business moderated in the second half of 2020 and first half of 2021. While we have seen some improvements in business and economic conditions across many markets in which we do business, additional adverse impacts could arise that we cannot currently anticipate. Barring material business disruptions or other negative developments, we expect to continue to meet the demand of consumers for our snacks, food and beverage products. Our outlook for future snacks revenue growth remains strong, but as the pandemic continues, we anticipate some volatility in revenues until snacks consumption stabilizes to a more normal growth level. Also, different markets and parts of our business may also recover from the COVID-19 outbreak at different rates depending on many factors including vaccination levels or new COVID-19 variants and related outbreaks. As we continue to proactively manage our business in response to the evolving impacts of the pandemic, we will continue to communicate with and support our employees and customers; monitor and take steps to further safeguard our supply chain, operations, technology and assets; protect our liquidity and financial position; work toward our strategic priorities and monitor our financial performance. We seek to position the Company to withstand the current uncertainties related to this pandemic and to emerge stronger.

KDP and JDE Peet's Equity Method Investment Transactions

KDP
On June 7, 2021, we participated in a secondary offering of KDP shares and sold approximately 28 million shares, which reduced our ownership interest to 6.4% of the total outstanding shares. We received $997 million of proceeds and recorded a pre-tax gain of $520 million (or $392 million after-tax) during the second quarter of 2021. The cash taxes associated with the KDP share sales are expected to be paid in 2021.

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

JDE Peet's
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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 (Note 7, Equity Method Investments, and Note 16, Income Taxes) and Note 6, Equity Method Investments, within this report for additional information.

Summary of Results

•Net revenues increased 12.4% to $6.6 billion in the second quarter of 2021 and increased 10.0% to $13.9 billion in the first six months of 2021 as compared to the same period in the prior year. Our net revenue growth in the second quarter and first six months of 2021 reflects a year-over-year partial recovery from the most significant impacts of the pandemic to date. In developed markets, increased food purchases for in-home consumption continued to drive net revenue growth, though revenue declined in some markets as they lapped the prior-year periods' strong volume growth resulting from increased consumer demand last year due to the pandemic. In our emerging markets, the initial negative impacts from the pandemic that we experienced in the prior-year periods began to subside in many markets, though some markets were still challenged. In addition, our out-of-home consumption businesses, which experienced significant negative impacts from the pandemic in the prior-year periods, began to recover, particularly gum and candy and our foodservice and world travel retail businesses. Net revenue increased in the second quarter of 2021 and the first six months of 2021, driven by the significant impact of favorable currency translation, favorable volume/mix, higher net pricing and incremental net revenues from our acquisitions. Refer to our Discussion and Analysis of Historical Results below for additional information.

•Organic Net Revenue, a non-GAAP financial measure, increased 6.2% to $6.3 billion in the second quarter of 2021 and increased 5.0% to $13.2 billion in the first six months of 2021 as compared to same period in the prior year. Organic Net Revenue increased in the second quarter of 2021 and the first six months of 2021 due to favorable volume/mix and higher net pricing. Refer to our Discussion and Analysis of Historical Results below for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•Diluted EPS attributable to Mondelēz International increased 100.0% to $0.76 in the second quarter of 2021 and increased 61.8% to $1.44 in the first six months of 2021 as compared to the same period in the prior year.
–Diluted EPS increased in the second quarter of 2021, primarily driven by lapping prior-year costs associated with the JDE Peet's transaction, a higher gain this quarter on equity method investment transactions, an increase in Adjusted EPS, lower intangible asset impairment charges and favorable year-over-year mark-to-market impacts from currency and commodity derivatives. These factors were partially offset by unfavorable initial impacts from enacted tax law changes, higher Simplify to Grow program costs and the negative impact from pension participation changes.
–Diluted EPS increased during the first six months of 2021, primarily driven by lapping prior-year costs associated with the JDE Peet's transaction, favorable year-over-year mark-to-market impacts from currency and commodity derivatives, an increase in Adjusted EPS, a higher gain on equity method investment transactions, lapping the prior-year loss on interest rate swaps and lower intangible asset impairment charges. These factors were partially offset by a loss on debt extinguishment and related expenses as we refinanced to lower-cost long-term debt in the first quarter of 2021, unfavorable initial impacts from enacted tax law changes, higher Simplify to Grow program costs and the negative impact from pension participation changes.

•Adjusted EPS, a non-GAAP financial measure, increased 8.2% to $0.66 in the second quarter of 2021 and increased 14.1% to $1.46 in the first six months of 2021 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS increased 1.6% to $0.62 in the second quarter of 2021 and increased 8.6% to $1.39 in the first six months of 2021 as compared to the same periods in the prior year.
–Adjusted EPS increased in the second quarter of 2021, driven by operating activities, favorable currency translation, fewer shares outstanding and lower interest expense, partially offset by higher taxes primarily due to a lower net benefit from non-recurring discrete tax items.
–Adjusted EPS increased in the first six months of 2021, driven by operating activities, favorable currency translation, lower interest expense, fewer shares outstanding, higher equity method investment earnings and higher benefit plan non-service income, partially offset by higher taxes due to changes in our mix of earnings and a lower net benefit from non-recurring discrete tax items.
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
•Market conditions. Snack categories grew in the first half of 2021 due to increased consumer demand for snacks purchases during the COVID-19 pandemic. As further discussed below, including in Commodity Trends, and in Item 3, Quantitative and Qualitative Disclosures about Market Risk, we continue to monitor volatility in global consumer, commodity, currency and capital markets that may continue until the COVID-19 pandemic is largely resolved. We expect input cost volatility and a higher aggregate cost environment to continue for the remainder of 2021 and while the pandemic and related recovery continue.
•COVID-19. As described above, we continue to monitor and respond to the COVID-19 pandemic. While its impact is not yet fully known, it has had a material negative effect on the global and local economies and could have a material negative effect on our business and results in the future, particularly if there are significant adverse changes to consumer demand or significant disruptions to the supply, production or distribution of our products or the credit or financial stability of our customers and other business partners. While we have seen some improvements in overall economic conditions and the business climate in many markets where we sell and operate, new COVID-19 variants and spikes in infections continue across a number of markets. If an unexpected significant economic or credit deterioration occurs, it could impair credit availability and our ability to raise capital when needed. A significant disruption in the financial markets may also have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our business, results of operations and financial condition. We will continue to prioritize the safety of our employees and consumers. As we continue to manage operations during the pandemic, we may continue to incur increased labor, customer service, commodity, transportation and other costs. As consumer demand for our products evolves, we could see continued shifts in product mix that could have a negative impact on results. As discussed in Recent Developments and Significant Items Affecting Comparability, we are working to mitigate any negative impacts to our business from the COVID-19 outbreak, but we may not be able to fully predict or respond to all impacts on a timely basis to prevent adverse impacts to our results.
•Brexit. Following the separation of the United Kingdom from the European Union in 2020, a new trade arrangement was reached between the U.K. and E.U. that began on January 1, 2021. The main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. subject to prescribed trade terms, including but not limited to meeting product and labeling standards for both the U.K. and E.U. Cross-border trade between the U.K. and E.U. is also subject to new customs regulations, documentation and reviews. Our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. To date, we have not experienced significant delays at U.K.-E.U. border crossings. To comply with the new requirements, we increased resources in customer service and logistics, in our factories, and on our customs support teams. We adapted our processes and systems for the new and increased number of customs transactions. We continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the U.K. We have made investments in resources, systems and processes to meet the new ongoing requirements and we have not experienced material disruptions from the transition in 2021 to date. If the U.K.’s separation from, or new trade arrangements with, the E.U. negatively impact the U.K. economy or result in disagreements on trade terms, delays affecting our supply chain or distribution, or disruptions to sales or collections, the impact to our results of operations, financial condition and cash flows could be material. In the six months ended June 30, 2021, we generated 9.1% of our consolidated net revenues in the U.K.
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
•Argentina. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, we continue to apply highly inflationary accounting for our Argentinean subsidiaries. During the six months ended June 30, 2021, we recorded a remeasurement loss of $8 million within selling, general and administrative expenses related to the revaluation of our Argentinean peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Argentinean pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2021	2020	2021	2020
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(100)	$(28)	$(188)	$(43)
Implementation charges		(33)	(52)	(67)	(95)
Intangible asset impairment charges	Note 5	(32)	(90)	(32)	(90)
Mark-to-market gains/(losses) from derivatives (1)	Note 9	17	(2)	134	(186)
Acquisitions:	Note 2
Acquisition integration costs		(2)	(2)	(3)	(2)
Acquisition-related costs		(17)	(10)	(24)	(15)
Gain on acquisition		—	—	9	—
Divestiture-related costs		—	2	—	2
Costs associated with JDE Peet's transaction	Note 6	—	(48)	—	(48)
Remeasurement of net monetary position	Note 1	(3)	(3)	(8)	(5)
Impact from pension participation changes (1)	Note 10	(33)	(3)	(37)	(6)
Impact from resolution of tax matters (1)	Note 12	7	—	7	—
Loss related to interest rate swaps	Note 8 & 9	—	—	—	(103)
Loss on debt extinguishment	Note 8	—	—	(137)	—
Initial impacts from enacted tax law changes	Note 14	(95)	—	(99)	—
Gain on equity method investment transactions (2)	Note 6	502	121	495	192
Equity method investee items (3)		(8)	(23)	(67)	(39)
Effective tax rate	Note 14	45.9%	51.7%	30.9%	36.0%

(1)Includes impacts recorded in operating income and interest expense and other, net.
(2)Gain on equity method investment transactions is recorded outside pre-tax operating results on the condensed consolidated statement of earnings.
(3)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, including acquisition and divestiture-related costs and restructuring program costs.

Consolidated Results of Operations

Three Months Ended June 30:

	For the Three Months Ended June 30,
	2021	2020	$ change	% change
	(in millions, except per share data)
Net revenues	$6,642	$5,911	$731	12.4%
Operating income	872	713	159	22.3%
Net earnings attributable to Mondelēz International	1,078	544	534	98.2%
Diluted earnings per share attributable to Mondelēz International	0.76	0.38	0.38	100.0%

Net Revenues – Net revenues increased $731 million (12.4%) to $6,642 million in the second quarter of 2021, and Organic Net Revenue (1) increased $368 million (6.2%) to $6,279 million. Developed markets net revenue increased 8.9% and developed markets Organic Net Revenue increased 1.3% (1). Emerging markets net revenues increased 19.6% and emerging markets Organic Net Revenue increased 16.5% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2021
Change in net revenues (by percentage point)
Total change in net revenues	12.4%
Add back the following items affecting comparability:
Favorable currency	(5.3)	pp
Impact of acquisitions	(0.9)	pp
Total change in Organic Net Revenue (1)	6.2%
Favorable volume/mix	4.0	pp
Higher net pricing	2.2	pp
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 12.4% was driven by our underlying Organic Net Revenue growth of 6.2%, favorable currency and the impact of acquisitions. Overall, our net revenues continued to be affected by the COVID-19 pandemic. In developed markets, increased food purchases for in-home consumption continued to drive net revenue growth, though some markets declined as they lapped the prior-year period's strong volume growth resulting from increased consumer demand last year due to the pandemic. In emerging markets, the negative initial impacts we experienced from COVID-19 began to subside, resulting in strong revenue growth across most of our key markets, though some markets were still challenged. In addition, our sales of our gum and candy products grew as out-of-home consumption began to recover, as did our world travel business as the sharp reduction in global travel due to the pandemic began to subside. Incremental net revenues from acquisitions and favorable currency translation also added to revenue growth in the quarter.

Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix in Latin America, Europe and AMEA, driven by strong volume gains, was partially offset by unfavorable volume/mix in North America. Higher net pricing in all regions was due to the benefit of carryover pricing from 2020 as well as the effects of input cost-driven pricing actions taken during the first six months of 2021. Favorable currency impacts increased net revenues by $311 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Australian dollar, Chinese yuan, Canadian dollar, Mexican peso and South African rand, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Turkish lira and Russian ruble. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $23 million (constant currency basis), the March 25, 2021 acquisition of Grenade added incremental net revenues of $21 million (constant currency basis) and the January 4, 2021 acquisition of Hu Master Holdings added incremental net revenues of $8 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income increased $159 million (22.3%) to $872 million in the second quarter of 2021. Adjusted Operating Income (1) increased $135 million (14.3%) to $1,077 million and Adjusted Operating Income on a constant currency basis (1) increased $68 million (7.2%) to $1,010 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended June 30, 2020	$713
Simplify to Grow Program (2)	76
Intangible asset impairment charges (3)	90
Mark-to-market losses from derivatives (4)	2
Acquisition integration costs (5)	2
Acquisition-related costs (5)	10
Divestiture-related costs (5)	(2)
Costs associated with JDE Peet's transaction (6)	48
Remeasurement of net monetary position (7)	3
Adjusted Operating Income (1) for the Three Months Ended June 30, 2020	$942
Higher net pricing	130
Higher input costs	(20)
Favorable volume/mix	45
Higher selling, general and administrative expenses	(101)
Lower amortization of intangible assets	20
Impact from acquisitions (5)	(3)
Other	(3)
Total change in Adjusted Operating Income (constant currency) (1)	68	7.2%
Favorable currency translation	67
Total change in Adjusted Operating Income (1)	135	14.3%
Adjusted Operating Income (1) for the Three Months Ended June 30, 2021	$1,077
Simplify to Grow Program (2)	(132)
Intangible asset impairment charges (3)	(32)
Mark-to-market gains from derivatives (4)	20
Acquisition integration costs (5)	(2)
Acquisition-related costs (5)	(17)
Remeasurement of net monetary position (7)	(3)
Impact from pension participation changes (8)	(44)
Impact from resolution of tax matters (9)	5
Operating Income for the Three Months Ended June 30, 2021	$872	22.3%
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
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade, the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings and the April 1, 2020 acquisition of a significant majority interest in Give & Go. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for more information on the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.
(6)Refer to Note 6, Equity Method Investments, for more information on the JDE Peet's transaction.
(7)Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(8)Refer to Note 10, Benefit Plans, for more information.
(9)Refer to Note 12, Commitments and Contingencies, for more information.

During the second quarter of 2021, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2020 as well as the effects of input cost-driven pricing actions taken during the first six months of 2021, was reflected across all regions. Favorable volume/mix was driven by Europe, Latin America and AMEA, partially offset by unfavorable volume/mix in North America. Overall volume/mix benefited from volume gains as we lapped the significant negative impacts of the pandemic in many of our key markets, while in North America, we lapped high volume growth in the prior-year quarter from increased consumer demand due to the pandemic. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity and lower incremental COVID-19 related costs. Higher raw material costs were in part due to increased currency exchange transaction costs on imported materials, as well as higher packaging, oils, sugar, cocoa, energy, nuts, grains and other ingredients costs, partially offset by lower dairy costs.

Total selling, general and administrative expenses increased $140 million from the second quarter of 2020, due to a number of factors noted in the table above, including in part, an unfavorable currency impact related to expenses, the impact from pension participation changes, incremental expenses from acquisitions and higher acquisition-related costs, which were partially offset by lapping prior-year costs associated with the JDE Peet's transaction, lower implementation costs incurred for the Simplify to Grow Program and the favorable impact from the resolution of a tax matter. Excluding these factors, selling, general and administrative expenses increased $101 million from the second quarter of 2020. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs.

Favorable currency changes increased operating income by $67 million due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Australian dollar, Chinese yuan and Canadian dollar, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Turkish lira and Swiss franc.

Operating income margin increased from 12.1% in the second quarter of 2020 to 13.1% in the second quarter of 2021. The increase was driven primarily by lower intangible asset impairment charges, lapping prior-year costs associated with the JDE Peet's transaction, a favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities and higher Adjusted Operating Income margin, partially offset by higher Simplify to Grow program costs and the impact of pension participation changes. Adjusted Operating Income margin increased from 15.9% for the second quarter of 2020 to 16.2% for the second quarter of 2021. The increase was driven primarily by lower manufacturing costs, higher net pricing and overhead leverage, partially offset by higher raw material costs, unfavorable product mix and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,078 million increased by $534 million (98.2%) in the second quarter of 2021. Diluted EPS attributable to Mondelēz International was $0.76 in the second quarter of 2021, up $0.38 (100.0%) from the second quarter of 2020. Adjusted EPS (1) was $0.66 in the second quarter of 2021, up $0.05 (8.2%) from the second quarter of 2020. Adjusted EPS on a constant currency basis (1) was $0.62 in the second quarter of 2021, up $0.01 (1.6%) from the second quarter of 2020.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2020	$0.38
Simplify to Grow Program (2)	0.04
Intangible asset impairment charges (2)	0.05
Acquisition-related costs (2)	0.01
Net earnings from divestitures (3)	(0.01)
Costs associated with JDE Peet's transaction (2)	0.21
Gain on equity method investment transaction (4)	(0.08)
Equity method investee items (5)	0.01
Adjusted EPS (1) for the Three Months Ended June 30, 2020	$0.61
Increase in operations	0.04
Changes in interest and other expense, net (6)	0.01
Changes in income taxes (7)	(0.05)
Changes in shares outstanding (8)	0.01
Adjusted EPS (constant currency) (1) for the Three Months Ended June 30, 2021	$0.62
Favorable currency translation	0.04
Adjusted EPS (1) for the Three Months Ended June 30, 2021	$0.66
Simplify to Grow Program (2)	(0.07)
Intangible asset impairment charges (2)	(0.02)
Mark-to-market gains from derivatives (2)	0.02
Acquisition-related costs (2)	(0.01)
Impact from pension participation changes (2)	(0.02)
Initial impacts from enacted tax law changes (7)	(0.07)
Gain on equity method investment transactions (4)	0.27
Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2021	$0.76
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information.
(3)Includes the impact from last-year's partial sales of our equity method investments in KDP and JDE Peet’s as if the sales occurred at the beginning of all periods presented. The second quarter 2021 sales of KDP shares will be reflected on a lag basis in the third quarter of 2021.
(4)Refer to Note 6, Equity Method Investments, for more information on the gain on equity method investment transactions.
(5)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.
(6)Excludes the currency impact on interest expense related to non-U.S. dollar-denominated debt, which is included in currency translation.
(7)Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.
(8)Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.

Six Months Ended June 30:

	For the Six Months Ended June 30,
	2021	2020	$ change	% change
	(in millions, except per share data)
Net revenues	$13,880	$12,618	$1,262	10.0%
Operating income	2,155	1,569	586	37.3%
Net earnings attributable to Mondelēz International	2,039	1,280	759	59.3%
Diluted earnings per share attributable to Mondelēz International	1.44	0.89	0.55	61.8%
Net Revenues – Net revenues increased $1,262 million (10.0%) to $13,880 million in the first six months of 2021, and Organic Net Revenue (1) increased $625 million (5.0%) to $13,243 million. Developed markets net revenue increased 8.9% and developed markets Organic Net Revenue increased 0.8%. Emerging markets net revenues increased 12.0% and emerging markets Organic Net Revenue increased 12.8% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2021
Change in net revenues (by percentage point)
Total change in net revenues	10.0%
Add back the following items affecting comparability:
Favorable currency	(3.7)	pp
Impact of acquisitions	(1.3)	pp
Total change in Organic Net Revenue (1)	5.0%
Favorable volume/mix	2.8	pp
Higher net pricing	2.2	pp
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 10.0% was driven by our underlying Organic Net Revenue growth of 5.0%, favorable currency and the impact of acquisitions. Overall net revenues were higher in developed markets, as demand for our products grew in certain markets as increased food purchases for in-home consumption continued, though some markets declined as they lapped the prior-year period's strong volume growth resulting from increased consumer demand last year due to the pandemic. In emerging markets, the negative initial impacts we experienced from COVID-19 began to subside, resulting in strong revenue growth across most of our key markets, though some markets were still challenged. In addition, our sales of our gum and candy products improved as out-of-home consumption began to recover, as did our world travel business as the sharp reduction in global travel due to the pandemic began to subside. Incremental net revenues from acquisitions and favorable currency translation also added to revenue growth in the quarter.

Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix in AMEA, Europe and Latin America, driven by strong volume gains, was partially offset by unfavorable volume/mix in North America. Net pricing was up, which includes the benefit of carryover pricing from 2020 as well as the effects of input cost-driven pricing actions taken during the first six months of 2021. Higher net pricing was reflected in all regions. Favorable currency impacts increased net revenues by $471 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Australian dollar, Chinese yuan, Canadian dollar, South African rand, Swedish Krona and Mexican peso, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real, Russian ruble and Turkish lira. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $23 million (constant currency basis), the March 25, 2021 acquisition of Grenade added incremental net revenues of $21 million (constant currency basis), the January 4, 2021 acquisition of Hu Master Holdings added incremental net revenues of $16 million and the April 1, 2020 acquisition of Give & Go added incremental net revenues of $106 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income increased $586 million (37.3%) to $2,155 million in the first six months of 2021. Adjusted Operating Income (1) increased $321 million (15.7%) to $2,369 million and Adjusted Operating Income on a constant currency basis (1) increased $210 million (10.3%) to $2,258 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Six Months Ended June 30, 2020	$1,569
Simplify to Grow Program (2)	134
Intangible asset impairment charges (3)	90
Mark-to-market losses from derivatives (4)	187
Acquisition integration costs (5)	2
Acquisition-related costs (5)	15
Divestiture-related costs (5)	(2)
Costs associated with JDE Peet's transaction (6)	48
Remeasurement of net monetary position (7)	5
Adjusted Operating Income (1) for the Six Months Ended June 30, 2020	$2,048
Higher net pricing	281
Higher input costs	(70)
Favorable volume/mix	52
Higher selling, general and administrative expenses	(82)
Lower amortization of intangible assets	36
Impact from acquisitions (5)	(3)
Other	(4)
Total change in Adjusted Operating Income (constant currency) (1)	210	10.3%
Favorable currency translation	111
Total change in Adjusted Operating Income (1)	321	15.7%
Adjusted Operating Income (1) for the Six Months Ended June 30, 2021	$2,369
Simplify to Grow Program (2)	(254)
Intangible asset impairment charges (3)	(32)
Mark-to-market gains from derivatives (4)	138
Acquisition integration costs (5)	(3)
Acquisition-related costs (5)	(24)
Gain on acquisition (5)	9
Remeasurement of net monetary position (7)	(8)
Impact from pension participation changes (8)	(45)
Impact from resolution of tax matters (9)	5
Operating Income for the Six Months Ended June 30, 2021	$2,155	37.3%
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
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade, the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings and the April 1, 2020 acquisition of a significant majority interest in Give & Go. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for more information on the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.
(6)Refer to Note 6, Equity Method Investments, for more information on the JDE Peet's transaction.
(7)Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(8)Refer to Note 10, Benefit Plans, for more information.
(9)Refer to Note 12, Commitments and Contingencies, for more information.

During the first six months of 2021, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2020 as well as the effects of input cost-driven pricing actions taken during the first six months of 2021, was reflected in all regions. Favorable volume/mix was driven by Europe, AMEA and Latin America, partially offset by unfavorable volume/mix in North America. Overall, volume/mix benefited from volume gains as we lapped the significant negative impacts of the pandemic in many of our key markets, while in North America, we lapped high volume growth in the prior-year period from increased consumer demand due to the pandemic. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity and lower incremental COVID-19 related costs. Higher raw material costs were in part due to increased currency exchange transaction costs on imported materials, as well as higher packaging, sugar, cocoa, oils, grains, nuts and other ingredients costs, partially offset by lower dairy costs.

Total selling, general and administrative expenses increased $167 million from the first six months of 2020, due to a number of factors noted in the table above, including in part, an unfavorable currency impact related to expenses, incremental expenses from acquisitions, the impact from pension participation changes and higher acquisition-related costs, which were partially offset by lapping prior-year costs associated with the JDE Peet's transaction, lower implementation costs incurred for the Simplify to Grow Program and the favorable impact from the resolution of a tax matter. Excluding these factors, selling, general and administrative expenses increased $82 million from the first six months of 2020. The increase was driven primarily by higher advertising and consumer promotion costs.

Favorable currency changes increased operating income by $111 million due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Australian dollar, Chinese yuan and Canadian dollar, partially offset by the strength of the U.S. dollar relative to several currencies, including the Brazilian real, Russian ruble, Argentinean peso, Swiss franc and Turkish lira.

Operating income margin increased from 12.4% in the first six months of 2020 to 15.5% in the first six months of 2021. The increase was driven primarily by a favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, higher Adjusted Operating Income margin, lower intangible asset impairment charges and lapping prior-year costs associated with the JDE Peet's transaction, partially offset by higher Simplify to Grow program costs and the impact of pension participation changes. Adjusted Operating Income margin increased from 16.2% for the first six months of 2020 to 17.1% for the first six months of 2021. The increase was driven primarily by lower manufacturing costs, higher net pricing and overhead leverage, partially offset by higher raw material costs, unfavorable product mix and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,039 million increased by $759 million (59.3%) in the first six months of 2021. Diluted EPS attributable to Mondelēz International was $1.44 in the first six months of 2021, up $0.55 (61.8%) from the first six months of 2020. Adjusted EPS (1) was $1.46 in the first six months of 2021, up $0.18 (14.1%) from the first six months of 2020. Adjusted EPS on a constant currency basis (1) was $1.39 in the first six months of 2021, up $0.11 (8.6%) from the first six months of 2020.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2020	$0.89
Simplify to Grow Program (2)	0.07
Intangible asset impairment charges (2)	0.05
Mark-to-market losses from derivatives (2)	0.11
Acquisition-related costs (2)	0.01
Net earnings from divestiture (2) (3)	(0.02)
Costs associated with JDE Peet's transaction (2)	0.21
Loss related to interest rate swaps (4)	0.06
Gain on equity method investment transactions (5)	(0.12)
Equity method investee items (6)	0.02
Adjusted EPS (1) for the Six Months Ended June 30, 2020	$1.28
Increase in operations	0.11
Increase in equity method investment net earnings	0.01
Changes in benefit plan non-service income	0.01
Changes in interest and other expense, net (7)	0.02
Changes in income taxes (8)	(0.06)
Changes in shares outstanding (9)	0.02
Adjusted EPS (constant currency) (1) for the Six Months Ended June 30, 2021	$1.39
Favorable currency translation	0.07
Adjusted EPS (1) for the Six Months Ended June 30, 2021	$1.46
Simplify to Grow Program (2)	(0.13)
Intangible asset impairment charges (2)	(0.02)
Mark-to-market gains from derivatives (2)	0.08
Acquisition-related costs (2)	(0.01)
Impact from pension participation changes (2)	(0.02)
Loss on debt extinguishment (10)	(0.07)
Initial impacts from enacted tax law changes (8)	(0.07)
Gain on equity method investment transactions (5)	0.26
Equity method investee items (6)	(0.04)
Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2021	$1.44
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information. Within earnings per share, taxes related to the JDE Peet's transaction are included in costs associated with the JDE Peet's transaction.
(3)Includes the impact from last-year's partial sales of our equity method investments in KDP and JDE Peet’s as if the sales occurred at the beginning of all periods presented. The second quarter 2021 sales of KDP shares will be reflected on a lag basis in the third quarter of 2021.
(4)Refer to Note 9, Financial Instruments, for information on our interest swaps that we no longer designate as cash flow hedges.
(5)Refer to Note 6, Equity Method Investments, for more information on the gain on equity method investment transactions.
(6)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.
(7)Excludes the currency impact on interest expense related to non-U.S. dollar-denominated debt, which is included in currency translation.
(8)Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.
(9)Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.
(10)Refer to Note 8, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.

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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net revenues:
Latin America	$669	$511	$1,338	$1,237
AMEA	1,452	1,237	3,197	2,739
Europe	2,474	2,138	5,321	4,722
North America	2,047	2,025	4,024	3,920
Net revenues	$6,642	$5,911	$13,880	$12,618
Earnings before income taxes:
Operating income:
Latin America	$54	$(6)	$130	$72
AMEA	213	171	575	405
Europe	413	297	970	769
North America	299	424	569	805
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	20	(2)	138	(187)
General corporate expenses	(78)	(111)	(142)	(187)
Amortization of intangible assets	(32)	(50)	(70)	(93)
Gain on acquisition	—	—	9	—
Acquisition-related costs	(17)	(10)	(24)	(15)
Operating income	872	713	2,155	1,569
Benefit plan non-service income	54	31	98	64
Interest and other expense, net	(58)	(85)	(276)	(275)
Earnings before income taxes	$868	$659	$1,977	$1,358

Latin America

	For the Three Months Ended June 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$669	$511	$158	30.9%
Segment operating income	54	(6)	60	++% (1)

	For the Six Months Ended June 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$1,338	$1,237	$101	8.2%
Segment operating income	130	72	58	80.6%
(1) Due to a negative value in the prior-year quarter, the percentage change is not meaningful. We note the favorable increase in segment operating income.

Three Months Ended June 30:

Net revenues increased $158 million (30.9%), due to favorable volume/mix (18.8 pp) and higher net pricing (14.9 pp), partially offset by unfavorable currency (2.8 pp). Favorable volume/mix reflected strong volume growth as the region lapped a weak prior-year quarter impacted by pandemic-related lockdowns. Favorable volume/mix was driven by gains in chocolate, gum, biscuits and candy, partially offset by declines in cheese & grocery and refreshment beverages. Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region, primarily the Argentinean peso, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real.

Segment operating income increased $60 million, primarily due to higher net pricing, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), favorable volume/mix, lower costs incurred for the Simplify to Grow Program and the favorable impact from the resolution of a tax matter. These favorable items were partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues increased $101 million (8.2%), due to higher net pricing (12.1 pp) and favorable volume/mix (6.0 pp), partially offset by unfavorable currency (9.9 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the region lapped a weak prior-year period impacted by pandemic-related lockdowns. Favorable volume/mix was driven by gains in chocolate, biscuits and gum, partially offset by declines in cheese & grocery, refreshment beverages and candy. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region including the Argentinian peso and Brazilian real, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Mexican peso.

Segment operating income increased $58 million (80.6%), primarily due to higher net pricing, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), lower costs incurred for the Simplify to Grow Program, lower other selling, general and administrative expenses, the favorable impact from the resolution of a tax matter and favorable volume/mix. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs and unfavorable currency.

AMEA

	For the Three Months Ended June 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$1,452	$1,237	$215	17.4%
Segment operating income	213	171	42	24.6%

	For the Six Months Ended June 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$3,197	$2,739	$458	16.7%
Segment operating income	575	405	170	42.0%

Three Months Ended June 30:

Net revenues increased $215 million (17.4%), due to favorable currency (8.6 pp), favorable volume/mix (5.1 pp), higher net pricing (1.9 pp) and the impact of an acquisition (1.8 pp). Favorable currency impacts were due to the strength of most currencies relative to the U.S. dollar, including the Australian dollar, Chinese yuan and South African rand. Favorable volume/mix reflected overall volume gains as the negative impacts from the pandemic that we experienced in the prior-year quarter subsided across most of the region, though some markets were still challenged. Favorable volume/mix was driven by gains in chocolate, gum, candy and biscuits, partially offset by declines in cheese & grocery and refreshment beverages. Higher net pricing was reflected across all categories except cheese & grocery. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $23 million (constant currency basis) in the second quarter of 2021.

Segment operating income increased $42 million (24.6%), primarily due to lower manufacturing costs (productivity and lower incremental COVID-19 related costs), higher net pricing, favorable currency, favorable volume/mix and lapping prior-year intangible asset impairment charges. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs and higher other selling, general and administrative expenses.

Six Months Ended June 30:

Net revenues increased $458 million (16.7%), due to favorable currency (6.8 pp), favorable volume/mix (6.7 pp), higher net pricing (2.4 pp) and the impact of an acquisition (0.8 pp). Favorable currency impacts were due to the strength of most currencies relative to the U.S. dollar, including the Australian dollar, Chinese yuan, South African rand, New Zealand dollar and Philippine peso. Favorable volume/mix reflected overall volume gains as the negative impacts from the pandemic that we experienced in the prior-year period subsided across most of the region, though some markets were still challenged. Favorable volume/mix was driven by gains in chocolate, biscuits, gum and candy, partially offset by declines in refreshment beverages and cheese & grocery. Higher net pricing was reflected across all categories. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $23 million (constant currency basis) in the first six months of 2021.

Segment operating income increased $170 million (42.0%), primarily due to higher net pricing, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), favorable volume/mix, favorable currency, lower costs incurred for the Simplify to Grow Program and lapping prior-year intangible asset impairment charges. These favorable items were partially offset by higher advertising and consumer promotion costs, higher raw material costs and higher other selling, general and administrative expenses.

Europe

	For the Three Months Ended June 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$2,474	$2,138	$336	15.7%
Segment operating income	413	297	116	39.1%

	For the Six Months Ended June 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$5,321	$4,722	$599	12.7%
Segment operating income	970	769	201	26.1%

Three Months Ended June 30:

Net revenues increased $336 million (15.7%), due to favorable currency (9.3 pp), favorable volume/mix (4.2 pp), higher net pricing (1.2 pp) and the impact of an acquisition (1.0 pp). Favorable currency impacts reflected the strength of most currencies in the region relative to the U.S. dollar, including the euro, British pound sterling, Swedish krona, Norwegian krone and Polish zloty, partially offset by the strength of the U.S. dollar relative to a few currencies, including the Turkish lira and Russian ruble. Favorable volume/mix was driven by strong volume growth as increased food purchases for in-home consumption continued and out-of-home consumption began to recover, as did our world travel business as the sharp reduction in global travel due to the pandemic began to subside. Favorable volume/mix was driven by gains in biscuits, gum, candy, chocolate and cheese & grocery, partially offset by declines in refreshment beverages. Higher net pricing was driven by chocolate, gum and candy, partially offset by lower net pricing in cheese & grocery, biscuits and refreshment beverages. The March 25, 2021 acquisition of Grenade added incremental net revenues of $21 million (constant currency basis) in the second quarter of 2021.

Segment operating income increased $116 million (39.1%), primarily due to lapping prior-year intangible asset impairment charges, favorable currency, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), favorable volume/mix, higher net pricing and lower Simplify to Grow Program costs. These favorable items were partially offset by the impact of pension participation changes, higher raw materials and higher advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues increased $599 million (12.7%), due to favorable currency (8.0 pp), favorable volume/mix (3.2 pp), higher net pricing (1.1 pp) and the impact of an acquisition (0.4 pp). Favorable currency impacts reflected the strength of most currencies in the region relative to the U.S. dollar, including the euro, British pound sterling, Swedish krona, Norwegian krone and Polish zloty, partially offset by the strength of the U.S. dollar relative to a few currencies, including the Russian ruble and Turkish lira. Favorable volume/mix reflected strong volume growth as increased food purchases for in-home consumption continued and out-of-home consumption began to recover, as did our world travel business as the sharp reduction in global travel due to the pandemic began to subside. Favorable volume/mix was driven by gains in biscuits, chocolate, cheese & grocery, and refreshment beverages, partially offset by declines in gum and candy. Higher net pricing was driven by chocolate, candy, gum and refreshment beverages, partially offset by higher net pricing in cheese & grocery and biscuits. The March 25, 2021 acquisition of Grenade added incremental net revenues of $21 million (constant currency basis) in the first six months of 2021.

Segment operating income increased $201 million (26.1%), primarily due to favorable currency, favorable volume/mix, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), higher net pricing, lapping prior-year intangible asset impairment charges and lower Simplify to Grow Program costs. These favorable items were partially offset by higher raw material costs, the impact of pension participation changes and higher advertising and consumer promotion costs.

North America

	For the Three Months Ended June 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$2,047	$2,025	$22	1.1%
Segment operating income	299	424	(125)	(29.5)%

	For the Six Months Ended June 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$4,024	$3,920	$104	2.7%
Segment operating income	569	805	(236)	(29.3)%

Three Months Ended June 30:

Net revenues increased $22 million (1.1%), due to favorable currency (1.0 pp), the impact of an acquisition (0.4 pp), and higher net pricing (0.2 pp), partially offset by unfavorable volume/mix (0.5 pp). Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. The January 4, 2021 acquisition of Hu Master Holdings added incremental net revenues of $8 million in the second quarter of 2021. Higher net pricing was driven by chocolate, candy and gum, partially offset by lower net pricing in biscuits. Unfavorable volume mix reflected volume declines as the region lapped a very strong prior-year quarter that reflected significantly increased food purchases for in-home consumption due to the pandemic. Unfavorable volume/mix was driven by a decline in biscuits, partially offset by gains in gum, candy and chocolate.

Segment operating income decreased $125 million (29.5%), primarily due to higher Simplify to Grow Program costs, unfavorable volume/mix, higher raw material costs, higher advertising and consumer promotion costs and the impact of an acquisition. These unfavorable items were partially offset by lower other selling, general and administrative expenses, lower manufacturing costs (primarily lower incremental COVID-19 related costs), favorable currency, higher net pricing and lower intangible asset impairment charges.

Six Months Ended June 30:

Net revenues increased $104 million (2.7%), due to the impact of acquisitions (3.2 pp), favorable currency (0.8 pp), and higher net pricing (0.4 pp), partially offset by unfavorable volume/mix (1.7 pp). The April 1, 2020 acquisition of Give & Go added incremental net revenues of $106 million and the January 4, 2021 acquisition of Hu Master Holdings added incremental net revenues of $16 million in the first six months of 2021. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. Higher net pricing was driven by biscuits and chocolate, partially offset by lower net pricing in candy and gum. Unfavorable volume mix reflected volume declines as the region lapped a very strong prior-year period that reflected significantly increased food purchases for in-home consumption due to the pandemic. Unfavorable volume/mix was driven by declines in biscuits, candy, gum and chocolate.

Segment operating income decreased $236 million (29.3%), primarily due to higher Simplify to Grow Program costs, unfavorable volume/mix, higher advertising and consumer promotion costs and higher raw material costs. These unfavorable items were partially offset by lower other selling, general and administrative expenses, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), higher net pricing, favorable currency, lower intangible asset impairment charges and the impact of acquisitions.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures, payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. In light of the ongoing uncertainty related to the COVID-19 outbreak, however, an economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could also impair our banking and other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our access to capital or financial condition. We carry $7.0 billion of undrawn credit facilities, continue to utilize our commercial paper program and international credit lines, and we secured and continue to evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. In addition, our publicly-traded investments in KDP and JDEP had a fair value of $7.3 billion as of June 30, 2021 and are available as a source of additional liquidity. In 2020, we sold portions of our stakes in these businesses worth $2.5 billion in total, and in the first half of 2021, we sold an additional $1.0 billion worth of KDP shares. In connection with various legislatively authorized tax payment deferral mechanisms available for income tax, indirect tax (such as value-added tax) and payroll tax in a number of jurisdictions, we were able to defer certain of these tax payments in 2020, which provided a cash benefit that reverses when the cash tax payments become due. Some of these payments were made during the first half of 2021; the remainder will come due in the second half of 2021 and in 2022. The benefits associated with the deferral of these tax payments were not material to our financial statements. Overall, at this time, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity; however, if a serious economic or credit market crisis were to occur, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $1,792 million in the first six months of 2021 and $1,558 million in the first six months of 2020. The increase in net cash provided by operating activities was due primarily to higher earnings and lower working capital requirements, partially offset by higher tax payments and lower dividends received from our equity method investments.

Net Cash Used in Investing Activities:
Net cash used in investing activities was $220 million in the first six months of 2021 and $1,037 million in the first six months of 2020. The decrease in net cash used in investing activities was due primarily to higher cash proceeds from the sale of shares in our equity method investments (refer to Note 6, Equity Method Investments) as well as lower cash expenditures for acquisitions (refer to Note 2, Acquisitions and Divestitures). We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2021 capital expenditures to be approximately $1.0 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:
Net cash used in financing activities was $3,228 million in the first six months of 2021 and $181 million in the first six months of 2020. The increase in cash used in financing activities was primarily due to higher amounts of net long-term debt repayments in the first six months of 2021, higher share repurchases and higher dividends paid.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first six months of 2021. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 72.7% (or $10.1 billion) of the $13.9 billion of consolidated net revenue in the six months ended June 30, 2021. The operations held by MIHN represented approximately 80.8% (or $22.3 billion) of the $27.6 billion of net assets as of June 30, 2021 and 76.2% (or $21.1 billion) of the $27.7 billion of net assets as of December 31, 2020.

During December 2020, our Board of Directors approved a new $6.0 billion long-term financing authority to replace the prior $8.0 billion authority. As of June 30, 2021, we had $3.6 billion of long-term financing authority remaining.

In the next 12 months, we expect to repay approximately $3.0 billion of maturing long-term debt: $1.5 billion in October 2021, $0.3 billion in December 2021 and $1.2 billion in July 2022. We expect to fund these repayments with cash on hand, as well as short-term and long-term debt.

Our total debt was $19.0 billion at June 30, 2021 and $20.0 billion at December 31, 2020. Our debt-to-capitalization ratio was 0.41 at June 30, 2021 and 0.42 at December 31, 2020. At June 30, 2021, the weighted-average term of our outstanding long-term debt was 8.6 years. Our average daily commercial paper borrowings outstanding were $0.6 billion in the first six months of 2021 and $3.6 billion in the first six months of 2020. We had commercial paper outstanding totaling $13 million as of June 30, 2021 and no commercial paper borrowings outstanding at December 31, 2020. We expect to continue to use cash or commercial paper to finance various short-term financing needs. We continue to comply with our debt covenants. Refer to Note 8, Debt and Borrowing Arrangements.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first six months of 2021, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for packaging, sugar, cocoa, oils, grains, nuts and other ingredients costs, partially offset by lower costs for dairy.

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

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, to our condensed consolidated financial statements and Part II, Item 2, Unregistered Sales of Equity and Use of Proceeds, for more information on our stock plans, grant activity and share repurchase program for the six months ended June 30, 2021.

As of June 30, 2021, our Board of Directors has authorized share repurchases up to $23.7 billion through December 31, 2023. Under this program, we have repurchased approximately $19.5 billion of shares through June 30, 2021 ($1.5 billion in the first six months of 2021, $1.4 billion in 2020, $1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013), at a weighted-average cost of $41.51 per share.

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

Dividends:
We paid dividends of $896 million in the first six months of 2021 and $819 million in the first six months of 2020. The second quarter 2021 dividend of $0.315 per share, declared on May 19, 2021 for shareholders of record as of June 30, 2021, was paid on July 14, 2021. On July 27, 2021, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.35 per share of Class A Common Stock, an increase of 11 percent. This dividend is payable on October 14, 2021, to shareholders of record as of September 30, 2021. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2021 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2022.

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

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “seek,” “aim,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact of the COVID-19 pandemic on our business including consumer demand, costs, product mix, the availability of our products, our strategic initiatives, our and our partners’ global supply chains, operations, technology, assets and routes to market, and our financial performance; our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; volatility in global consumer, commodity, currency and capital markets; price volatility, inflation and pricing actions; the cost environment and measures to address increased costs; snack consumption and our ability to meet demand for our products; our tax rate, tax positions, tax proceedings and the impact of U.S. and Swiss tax reform on our results; the U.K.'s separation from the E.U. and its impact on our business and results, including in connection with disagreements on trade terms, delays affecting our supply chain or distribution, or disruptions to sales or collections; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices and supply; our investments including in JDE Peet's and KDP; strategic transactions; innovation; political, business and economic conditions and volatility; currency exchange rates, controls and restrictions, volatility in foreign currencies and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our Argentinean subsidiaries and the potential for and impacts from currency devaluation in other countries; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper; our capital structure and liquidity, credit availability and our ability to raise capital, and the impact of market disruptions on us, our counterparties and our business partners; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities; share repurchases; dividends; long-term value for our shareholders; the characterization of 2021 distributions as dividends; compliance with our debt covenants; and our contractual and other obligations.

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

•“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses and related divestiture (2), acquisition and integration costs (2); the operating results of divestitures (2); remeasurement of net monetary position (5); mark-to-market impacts from commodity and forecasted currency transaction derivative contracts (6); impact from resolution of tax matters (7); CEO transition remuneration (8); impact from pension participation changes (9); initial impacts from enacted tax law changes (10); and costs associated with the JDE Peet's transaction. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

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

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. In the second quarter of 2021, we added to the non-GAAP definitions the exclusion of initial impacts from enacted tax law changes. Refer to footnote (10) below.
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
(7)Refer to Note 12, Commitments and Contingencies – Tax Matters, and Note 14, Commitments and Contingencies – Tax Matters, in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
(10)We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and the transition tax from the 2017 U.S. tax reform. Previously, we only excluded the initial impacts from more material tax reforms, specifically the impacts of the 2019 Swiss tax reform and 2017 U.S. tax reform. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law changes. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on the impact of Swiss and U.S. tax reform.
(11)We have excluded our proportionate share of our equity method investees’ significant operating and non-operating items such as acquisition and divestiture related costs, restructuring program costs and initial impacts from enacted tax law changes, in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and significant operating and non-operating items each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ significant operating and non-operating items.

We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures vary among companies, the non-GAAP financial measures presented in this report may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measures. A limitation of these non-GAAP financial measures is they exclude items detailed below that have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the following tables that reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-Q.

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

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$2,293	$4,349	$6,642	$1,917	$3,994	$5,911
Impact of currency	(60)	(251)	(311)	—	—	—
Impact of acquisition	—	(52)	(52)	—	—	—
Organic Net Revenue	$2,233	$4,046	$6,279	$1,917	$3,994	$5,911

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$4,856	$9,024	$13,880	$4,334	$8,284	$12,618
Impact of currency	34	(505)	(471)	—	—	—
Impact of acquisitions	—	(166)	(166)	—	—	—
Organic Net Revenue	$4,890	$8,353	$13,243	$4,334	$8,284	$12,618

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges, mark-to-market impacts from commodity and forecasted currency transaction derivative contracts; acquisition integration costs; acquisition-related costs; divestiture-related costs, gain on an acquisition; costs associated with JDE Peet's transaction; the remeasurement of net monetary position; impact from pension participation changes and impact from resolution of tax matters. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in millions)
Operating Income	$872	$713	$159	22.3%
Simplify to Grow Program (1)	132	76	56
Intangible asset impairment charges (2)	32	90	(58)
Mark-to-market (gains)/losses from derivatives (3)	(20)	2	(22)
Acquisition integration costs (4)	2	2	—
Acquisition-related costs (4)	17	10	7
Divestiture-related costs (4)	—	(2)	2
Costs associated with JDE Peet's transaction (5)	—	48	(48)
Remeasurement of net monetary position (6)	3	3	—
Impact from pension participation changes (7)	44	—	44
Impact from resolution of tax matters (8)	(5)	—	(5)
Adjusted Operating Income	$1,077	$942	$135	14.3%
Favorable currency translation	(67)	—	(67)
Adjusted Operating Income (constant currency)	$1,010	$942	$68	7.2%

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in millions)
Operating Income	$2,155	$1,569	$586	37.3%
Simplify to Grow Program (1)	254	134	120
Intangible asset impairment charges (2)	32	90	(58)
Mark-to-market (gains)/losses from derivatives (3)	(138)	187	(325)
Acquisition integration costs (4)	3	2	1
Acquisition-related costs (4)	24	15	9
Divestiture-related costs (4)	—	(2)	2
Gain on acquisition (4)	(9)	—	(9)
Costs associated with JDE Peet's transaction (5)	—	48	(48)
Remeasurement of net monetary position (6)	8	5	3
Impact from pension participation changes (7)	45	—	45
Impact from resolution of tax matters (8)	(5)	—	(5)
Adjusted Operating Income	$2,369	$2,048	$321	15.7%
Favorable currency translation	(111)	—	(111)
Adjusted Operating Income (constant currency)	$2,258	$2,048	$210	10.3%

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
(5)Refer to Note 6, Equity Method Investments, for more information on the JDE Peet's transaction.
(6)Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(7)Refer to Note 10, Benefit Plans, for more information.
(8)Refer to Note 12, Commitments and Contingencies, for more information.

Adjusted EPS:
Applying the definition of “Adjusted EPS,” (1) the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as net earnings from divestitures; a loss related to interest rate swaps; a loss on debt extinguishment and related expenses; initial impacts from enacted tax law changes, gain on equity method investment transactions; and our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.76	$0.38	$0.38	100.0%
Simplify to Grow Program (2)	0.07	0.04	0.03
Intangible asset impairment charges (2)	0.02	0.05	(0.03)
Mark-to-market (gains)/losses from derivatives (2)	(0.02)	—	(0.02)
Acquisition-related costs (2)	0.01	0.01	—
Net earnings from divestitures (3)	—	(0.01)	0.01
Costs associated with JDE Peet's transaction (2)	—	0.21	(0.21)
Impact from pension participation changes (2)	0.02	—	0.02
Initial impacts from enacted tax law changes (4)	0.07	—	0.07
Gain on equity method investment transactions (5)	(0.27)	(0.08)	(0.19)
Equity method investee items (6)	—	0.01	(0.01)
Adjusted EPS	$0.66	$0.61	$0.05	8.2%
Favorable currency translation	(0.04)	—	(0.04)
Adjusted EPS (constant currency)	$0.62	$0.61	$0.01	1.6%

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.44	$0.89	$0.55	61.8%
Simplify to Grow Program (2)	0.13	0.07	0.06
Intangible asset impairment charges (2)	0.02	0.05	(0.03)
Mark-to-market (gains)/losses from derivatives (2)	(0.08)	0.11	(0.19)
Acquisition-related costs (2)	0.01	0.01	—
Net earnings from divestiture (2)	—	(0.02)	0.02
Costs associated with JDE Peet's transaction (2)	—	0.21	(0.21)
Impact from pension participation changes (2)	0.02	—	0.02
Loss related to interest rate swaps (7)	—	0.06	(0.06)
Loss on debt extinguishment (8)	0.07	—	0.07
Initial impacts from enacted tax law changes (4)	0.07	—	0.07
Gain on equity method investment transactions (5)	(0.26)	(0.12)	(0.14)
Equity method investee items (6)	0.04	0.02	0.02
Adjusted EPS	$1.46	$1.28	$0.18	14.1%
Favorable currency translation	(0.07)	—	(0.07)
Adjusted EPS (constant currency)	$1.39	$1.28	$0.11	8.6%

(1)The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended June 30, 2021, taxes for the: Simplify to Grow Program were $(35) million, intangible asset impairment charges were $(8) million, mark-to-market gains from derivatives were $(4) million, acquisition-related costs were $(3) million, impact from pension participation changes were $(7) million, impact from enacted tax changes were $95 million, gain on equity method transactions were $125 million and equity method investee items were $(3) million.
•For the three months ended June 30, 2020, taxes for the: Simplify to Grow Program were $(20) million, intangible asset impairment charges were $(21) million, acquisition-related costs were $(2) million, net earnings from divestitures were $1 million, costs associated with the JDE Peet's transaction were $261 million and equity method investee items were $(4) million.
•For the six months ended June 30, 2021, taxes for the: Simplify to Grow Program were $(66) million, intangible asset impairment charges were $(8) million, mark-to-market gains from derivatives were $18 million, acquisition-related costs were $(4) million, impact from pension participation changes were $(8) million, loss on debt extinguishment were $(34) million, impact from enacted tax changes were $99 million, gain on equity method investment transactions were $125 million and equity method investee items were $(4) million.
•For the six months ended June 30, 2020, taxes for the: Simplify to Grow Program were $(33) million, intangible asset impairment charges were $(21) million, mark-to-market losses from derivatives were $(32) million, acquisition-related costs were $(3) million, net earnings from divestitures were $6 million, costs associated with the JDE Peet's transaction were $261 million, loss related to interest rate swaps were $(24) million, gain on equity method investment transactions were $17 million and equity method investee items were $(5) million.
(2)See the Adjusted Operating Income table above and the related footnotes for more information.
(3)Includes the impact from last-year's partial sales of our equity method investments in KDP and JDE Peet’s as if the sales occurred at the beginning of all periods presented. The second quarter 2021 sales of KDP shares will be reflected on a lag basis in the third quarter of 2021.
(4)Refer to Note 14, Income Taxes, and Non-GAAP Financial Measures section for more information on the impact.
(5)Refer to Note 6, Equity Method Investments, for more information on the gains and losses on equity method investment transactions.
(6)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.
(7)Refer to Note 9, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.
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

The COVID-19 pandemic and related global response significantly impacted economic activity and markets around the world. National and local governments imposed preventative or protective restrictions on travel and business operations and advised or required citizens to remain at home. Temporary closures of businesses were ordered and numerous other businesses temporarily closed voluntarily. The impact of the global pandemic and response has had a material unfavorable impact on global and local markets, including commodity, currency and capital markets. While some of these markets such as the U.S. and other major stock markets and certain currencies have rebounded significantly in recent quarters, these markets are likely to continue to remain volatile while the situation continues. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. We work to mitigate these risks and we largely employ existing strategies that are described below to mitigate currency, commodity and interest rate market risks.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the six months ended June 30, 2021. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to London Interbank Offered Rates (“LIBOR”). The Financial Conduct Authority in the United Kingdom plans to initiate the phase-out of many term LIBOR rates by the end of 2021 and to phase out the remaining LIBOR rates by June 30, 2023. We do not anticipate a significant impact to our financial position from the planned phase out of LIBOR given our current mix of variable and fixed-rate debt. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For more information on our 2021 debt activity, see Note 8, Debt and Borrowing Arrangements.

See Note 9, Financial Instruments, for more information on our 2021 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2021. Many of our employees and those of our outsourcing partners and other accounting service providers continued to work remotely as a significant number of our and their offices were closed in response to the COVID-19 pandemic. There were no material changes in our internal controls over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended June 30, 2021.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2021 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1-30, 2021	39,383	$56.79	37,515	$4,732
May 1-31, 2021	1,613,513	60.65	1,611,302	4,632
June 1-30, 2021	5,568,617	63.72	5,557,972	4,282
For the Quarter Ended June 30, 2021	7,221,513	62.38	7,206,789

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 1,868 shares, 2,211 shares and 10,645 shares for the fiscal months of April, May and June 2021, respectively.
(2)Our Board of Directors has authorized the repurchase of $23.7 billion of our Common Stock through December 31, 2023. Authorizations to increase and extend the program duration included: $4.0 billion on December 2, 2020, $6.0 billion on January 31, 2018, $6.0 billion on July 29, 2015, $1.7 billion on December 3, 2013, $6.0 billion on August 6, 2013 (cumulatively including amounts authorized on March 12, 2013) and the lesser of 40 million shares and $1.2 billion on March 12, 2013. Since the program inception on March 12, 2013 through June 30, 2021, we have repurchased $19.5 billion, and as of June 30, 2021, we had approximately $4.3 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
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
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

July 27, 2021