Form 10-Q
period 2021-09-30
Mondelez International, Inc.
filed 2021-11-02
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

At October 29, 2021, there were 1,394,972,132 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$7,182	$6,665	$21,062	$19,283
Cost of sales	4,358	3,873	12,641	11,709
Gross profit	2,824	2,792	8,421	7,574
Selling, general and administrative expenses	1,436	1,484	4,593	4,474
Asset impairment and exit costs	62	123	286	253
Gain on acquisition	—	—	(9)	—
Amortization of intangible assets	32	50	102	143
Operating income	1,294	1,135	3,449	2,704
Benefit plan non-service income	(37)	(38)	(135)	(102)
Interest and other expense, net	82	89	358	364
Earnings before income taxes	1,249	1,084	3,226	2,442
Income tax provision	(342)	(391)	(952)	(880)
Gain on equity method investment transactions	250	345	745	537
Equity method investment net earnings	105	84	290	311
Net earnings	1,262	1,122	3,309	2,410
Noncontrolling interest earnings	(4)	(3)	(12)	(11)
Net earnings attributable to Mondelēz International	$1,258	$1,119	$3,297	$2,399
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.90	$0.78	$2.34	$1.68
Diluted earnings per share attributable to Mondelēz International	$0.89	$0.78	$2.33	$1.66

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$1,262	$1,122	$3,309	$2,410
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(397)	213	(376)	(1,077)
Pension and other benefit plans	67	(37)	138	28
Derivative cash flow hedges	(7)	(4)	12	55
Total other comprehensive earnings/(losses)	(337)	172	(226)	(994)
Comprehensive earnings/(losses)	925	1,294	3,083	1,416
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(1)	11	—	18
Comprehensive earnings/(losses) attributable to Mondelēz International	$926	$1,283	$3,083	$1,398

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$3,401	$3,619
Trade receivables (net of allowances of $39 at September 30, 2021 and $42 at December 31, 2020)	2,673	2,297
Other receivables (net of allowances of $53 at September 30, 2021 and $42 at December 31, 2020)	656	657
Inventories, net	2,922	2,647
Other current assets	803	759
Total current assets	10,455	9,979
Property, plant and equipment, net	8,668	9,026
Operating lease right of use assets	636	638
Goodwill	22,029	21,895
Intangible assets, net	18,413	18,482
Prepaid pension assets	838	672
Deferred income taxes	633	790
Equity method investments	5,269	6,036
Other assets	376	292
TOTAL ASSETS	$67,317	$67,810
LIABILITIES
Short-term borrowings	$234	$29
Current portion of long-term debt	2,061	2,741
Accounts payable	6,484	6,209
Accrued marketing	2,012	2,130
Accrued employment costs	788	834
Other current liabilities	2,680	3,216
Total current liabilities	14,259	15,159
Long-term debt	17,692	17,276
Long-term operating lease liabilities	476	470
Deferred income taxes	3,388	3,346
Accrued pension costs	1,059	1,257
Accrued postretirement health care costs	341	346
Other liabilities	2,348	2,302
TOTAL LIABILITIES	39,563	40,156
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at September 30, 2021 and December 31, 2020)	—	—
Additional paid-in capital	32,066	32,070
Retained earnings	30,305	28,402
Accumulated other comprehensive losses	(10,904)	(10,690)
Treasury stock, at cost (601,655,289 shares at September 30, 2021 and 577,363,557 shares at December 31, 2020)	(23,769)	(22,204)
Total Mondelēz International Shareholders’ Equity	27,698	27,578
Noncontrolling interest	56	76
TOTAL EQUITY	27,754	27,654
TOTAL LIABILITIES AND EQUITY	$67,317	$67,810
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended September 30, 2021
Balances at July 1, 2021	$—	$32,042	$29,538	$(10,572)	$(23,465)	$77	$27,620
Comprehensive earnings/(losses):
Net earnings	—	—	1,258	—	—	4	1,262
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(332)	—	(5)	(337)
Exercise of stock options and issuance of other stock awards	—	24	(3)	—	22	—	43
Common Stock repurchased	—	—	—	—	(326)	—	(326)
Cash dividends declared ($0.350 per share)	—	—	(489)	—	—	—	(489)
Dividends paid on noncontrolling interest and other activities	—	—	1	—	—	(20)	(19)
Balances at September 30, 2021	$—	$32,066	$30,305	$(10,904)	$(23,769)	$56	$27,754
Nine Months Ended September 30, 2021
Balances at January 1, 2021	$—	$32,070	$28,402	$(10,690)	$(22,204)	$76	$27,654
Comprehensive earnings/(losses):
Net earnings	—	—	3,297	—	—	12	3,309
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(214)	—	(12)	(226)
Exercise of stock options and issuance of other stock awards	—	(4)	(21)	—	229	—	204
Common Stock repurchased	—	—	—	—	(1,794)	—	(1,794)
Cash dividends declared ($0.980 per share)	—	—	(1,378)	—	—	—	(1,378)
Dividends paid on noncontrolling interest and other activities	—	—	5	—	—	(20)	(15)
Balances at September 30, 2021	$—	$32,066	$30,305	$(10,904)	$(23,769)	$56	$27,754
Three Months Ended September 30, 2020
Balances at July 1, 2020	$—	$32,022	$27,040	$(11,419)	$(21,625)	$79	$26,097
Comprehensive earnings/(losses):
Net earnings	—	—	1,119	—	—	3	1,122
Other comprehensive earnings/(losses), net of income taxes	—	—	—	164	—	8	172
Exercise of stock options and issuance of other stock awards	—	32	(7)	—	67	—	92
Cash dividends declared ($0.315 per share)	—	—	(452)	—	—	—	(452)
Dividends paid on noncontrolling interest and other activities	—	—	2	—	—	(5)	(3)
Balances at September 30, 2020	$—	$32,054	$27,702	$(11,255)	$(21,558)	$85	$27,028
Nine Months Ended September 30, 2020
Balances at January 1, 2020	$—	$32,019	$26,615	$(10,254)	$(21,139)	$76	$27,317
Comprehensive earnings/(losses):
Net earnings	—	—	2,399	—	—	11	2,410
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(1,001)	—	7	(994)
Exercise of stock options and issuance of other stock awards	—	35	(48)	—	282	—	269
Common Stock repurchased	—	—	—	—	(701)	—	(701)
Cash dividends declared ($0.885 per share)	—	—	(1,269)	—	—	—	(1,269)
Dividends paid on noncontrolling interest and other activities	—	—	5	—	—	(9)	(4)
Balances at September 30, 2020	$—	$32,054	$27,702	$(11,255)	$(21,558)	$85	$27,028

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$3,309	$2,410
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	837	813
Stock-based compensation expense	88	97
Deferred income tax provision/(benefit)	159	(103)
Asset impairments and accelerated depreciation	203	141
Loss on early extinguishment of debt	110	—
Gain on acquisition	(9)	—
Gain on equity method investment transactions	(745)	(537)
Equity method investment net earnings	(290)	(311)
Distributions from equity method investments	158	220
Other non-cash items, net	(52)	225
Change in current assets and current liabilities, net of acquisitions:
Receivables, net	(417)	(259)
Inventories, net	(342)	(314)
Accounts payable	420	129
Other current assets	(259)	(64)
Other current liabilities	(231)	44
Change in pension and postretirement assets and liabilities, net	(219)	(176)
Net cash provided by operating activities	2,720	2,315
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(639)	(630)
Acquisitions, net of cash received	(833)	(1,142)
Proceeds from divestitures including equity method investments	1,498	1,357
Other	80	58
Net cash provided by/(used in) investing activities	106	(357)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	—	677
Repayments of commercial paper, maturities greater than 90 days	—	(1,119)
Net issuances of other short-term borrowings	207	(2,001)
Long-term debt proceeds	5,921	5,987
Long-term debt repaid	(5,898)	(2,196)
Repurchase of Common Stock	(1,824)	(720)
Dividends paid	(1,337)	(1,227)
Other	(40)	104
Net cash used in financing activities	(2,971)	(495)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97)	(1)
Cash, cash equivalents and restricted cash:
(Decrease)/Increase	(242)	1,462
Balance at beginning of period	3,650	1,328
Balance at end of period	$3,408	$2,790

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries and changed their functional currency from the Argentinean peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinean pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of September 30, 2021, our Argentinean operations had $1 million of Argentinean peso denominated net monetary liabilities. Our Argentinean operations contributed $111 million, or 1.5% of consolidated net revenues in the three months and $296 million, or 1.4% of consolidated net revenues in the nine months ended September 30, 2021. Within selling, general and administrative expenses, we recorded a remeasurement loss of $2 million during the three months and $10 million during the nine months ended September 30, 2021 as well as a remeasurement loss of $2 million during the three months and $7 million during the nine months ended September 30, 2020 related to the revaluation of the Argentinean peso denominated net monetary position over these periods.

Brexit. Following the separation of the United Kingdom from the European Union ("Brexit") in 2020, a new trade arrangement was reached between the U.K. and E.U. that began on January 1, 2021. The main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. subject to prescribed trade terms, including but not limited to meeting product and labeling standards for both the U.K. and E.U. Cross-border trade between the U.K. and E.U. is also subject to new customs regulations, documentation and reviews. To comply with the new requirements, we increased resources in customer service and logistics, in our factories, and on our customs support teams. We adapted our processes and systems for the new and increased number of customs transactions. We continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the U.K. We have made investments in resources, systems and processes to meet the new ongoing requirements and we work to mitigate disruptions to our local supply chain and distribution, including those related to the recent transportation labor shortage in the U.K., to reduce the impact on our input and distribution costs. Despite our efforts to control costs, we have seen inflationary cost pressures rise in our U.K. business this year, as we have also experienced in other markets. If the U.K.’s separation from, or new trade arrangements with, the E.U. negatively impact the U.K. economy or result in disagreements on trade terms, delays affecting our supply chain or distribution, disruptions to sales or collections, or further increases in inflationary cost pressures, the impact to our results of operations, financial condition and cash flows could be material. In the nine months ended September 30, 2021, we generated 9.1% of our consolidated net revenues in the U.K.

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

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash that is recorded within other current assets of $7 million as of September 30, 2021 and $31 million as of December 31, 2020. Total cash, cash equivalents and restricted cash was $3,408 million as of September 30, 2021 and $3,650 million as of December 31, 2020.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2021	$(42)	$(42)	$(12)
Current period provision for expected credit losses	(3)	(13)	—
Write-offs charged against the allowance	3	1	2
Currency	3	1	1
Balance at September 30, 2021	$(39)	$(53)	$(9)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $819 million as of September 30, 2021 and $760 million as of December 31, 2020. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions:
We recorded $159 million in operating lease and $59 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2021 and $187 million in operating lease and $129 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2020.

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

Note 2. Acquisitions and Divestitures

On May 26, 2021, we announced an agreement to acquire Chipita S.A., a leading croissants and baked snacks company in the Central and Eastern European markets. We expect the acquisition to close in the first half of 2022 after all regulatory and acquisition-related reviews are completed. We expect purchase consideration of approximately €1.7 billion ($2.0 billion). We incurred acquisition-related costs of $6 million in the nine months ended September 30, 2021. We incurred acquisition integration costs of $6 million in the three and nine months ended September 30, 2021, as these expenses were incurred in preparation of the acquisition closing in the first half of 2022.

On April 1, 2021, we acquired Gourmet Food Holdings Pty Ltd ("Gourmet Food"), a leading Australian food company in the premium biscuit and cracker category, for closing cash consideration of approximately $450 million Australian dollars ($343 million), net of cash received. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $41 million to indefinite-lived intangible assets, $80 million to definite-lived intangible assets, $176 million to goodwill, $19 million to property, plant and equipment, $18 million to inventory, $25 million to accounts receivable, $5 million to operating right of use assets, $3 million to other current assets, $19 million to current liabilities and $5 million to long-term operating lease liabilities. The acquisition added incremental net revenues of $32 million in the three months and $59 million in the nine months ended September 30, 2021, and operating income of $4 million in the three months and $7 million in the nine months ended September 30, 2021. We incurred acquisition-related costs of $7 million in the nine months ended September 30, 2021.

On March 25, 2021, we acquired a majority interest in Lion/Gemstone Topco Ltd ("Grenade"), a performance nutrition leader in the United Kingdom, for closing cash consideration of £188 million ($261 million), net of cash received. The acquisition of Grenade expands our position into the premium nutrition market. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $82 million to indefinite-lived intangible assets, $28 million to definite-lived intangible assets, $181 million to goodwill, $1 million to property, plant and equipment, $11 million to inventory, $18 million to accounts receivable, $25 million to current liabilities, $20 million to deferred tax liabilities and $15 million to long-term other liabilities. The acquisition added incremental net revenues of $22 million in the three months and $45 million in the nine months ended September 30, 2021, and operating income of $2 million in the three months and $4 million in the nine months ended September 30, 2021. We incurred acquisition-related costs of $2 million in the nine months ended September 30, 2021.

On January 4, 2021, we acquired the remaining 93% of equity of Hu Master Holdings ("Hu"), a category leader in premium chocolate in the United States, which provides a strategic complement to our snacking portfolio in North America through growth opportunities in chocolate and other categories in the well-being category. The initial cash consideration paid was $229 million, net of cash received, and the Company may be required to pay additional contingent consideration. The estimated fair value of the contingent consideration obligation at the acquisition date was $132 million and was determined using a Monte Carlo simulation based on forecasted future results. During the third quarter, based on latest estimates, we recorded a $70 million reduction to the liability as recent economic and market conditions related to COVID-19 and supply chain challenges in the U.S. have impacted the pace of growth. This reduction was recorded in selling, general and administrative expenses. As a result of acquiring the remaining equity interest, we consolidated the operations prospectively from the date of acquisition and recorded a pre-tax gain of $9 million ($7 million after-tax) related to stepping up our previously-held $8 million (7%) investment to fair value. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $123 million to indefinite-lived intangible assets, $51 million to definite-lived intangible assets, $202 million to goodwill, $1 million to property, plant and equipment, $2 million to inventory, $4 million to accounts receivable, $5 million to current liabilities and $132 million to long-term other liabilities. The acquisition added incremental net revenues of $11 million in the three months and $27 million in the nine months ended September 30, 2021, and operating income (inclusive of the adjustment to the contingent consideration liability) of $63 million in the three months and $50 million in the nine months ended September 30, 2021. We incurred acquisition-related costs of $9 million in the nine months ended September 30, 2021.

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

The fair value for customer relationships at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. Through the one-year anniversary of the acquisition, Give & Go added incremental net revenues of $106 million and operating income of $6 million in 2021. We incurred acquisition-related costs of $15 million in the nine months ended September 30, 2020. We incurred acquisition integration costs of $3 million in the nine months ended September 30, 2021.

Note 3. Inventories

Inventories consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(in millions)
Raw materials	$822	$718
Finished product	2,226	2,059
	3,048	2,777
Inventory reserves	(126)	(130)
Inventories, net	$2,922	$2,647

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(in millions)
Land and land improvements	$407	$422
Buildings and building improvements	3,213	3,252
Machinery and equipment	12,104	12,053
Construction in progress	629	628
	16,353	16,355
Accumulated depreciation	(7,685)	(7,329)
Property, plant and equipment, net	$8,668	$9,026

For the nine months ended September 30, 2021, capital expenditures of $639 million excluded $237 million of accrued capital expenditures remaining unpaid at September 30, 2021 and included payment for $275 million of capital expenditures that were accrued and unpaid at December 31, 2020. For the nine months ended September 30, 2020, capital expenditures of $630 million excluded $203 million of accrued capital expenditures remaining unpaid at September 30, 2020 and included payment for $334 million of capital expenditures that were accrued and unpaid at December 31, 2019.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, Restructuring Program).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Latin America	$—	$(13)	$—	$(13)
AMEA	—	—	(16)	4
Europe	3	1	7	3
North America	48	(1)	165	1
Total	$51	$(13)	$156	$(5)

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of September 30, 2021	As of December 31, 2020
	(in millions)
Latin America	$681	$706
AMEA	3,368	3,250
Europe	7,874	8,038
North America	10,106	9,901
Goodwill	$22,029	$21,895

Intangible assets consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(in millions)
Indefinite-life intangible assets	$17,379	$17,492
Definite-life intangible assets	3,018	2,907
	20,397	20,399
Accumulated amortization	(1,984)	(1,917)
Intangible assets, net	$18,413	$18,482

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

Amortization expense for intangible assets was $32 million for the three months and $102 million for the nine months ended September 30, 2021 and $50 million for the three months and $143 million for the nine months ended September 30, 2020. For the next five years, we currently estimate annual amortization expense of approximately $135 million in 2021, approximately $130 million in 2022-2024 and approximately $105 million in 2025 (reflecting September 30, 2021 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2021	$21,895	$20,399
Currency	(425)	(375)
Acquisitions	559	405
Asset impairments	—	(32)
Balance at September 30, 2021	$22,029	$20,397

Changes to goodwill and intangibles were:
•Acquisitions - In connection with our acquisitions of Gourmet Food, Grenade and the remaining interest in Hu during the first nine months of 2021, we recorded preliminary purchase price allocations totaling $559 million of goodwill and $405 million of intangible assets. See Note 2, Acquisitions and Divestitures, for additional information.
•Asset impairments - As further described below, during the second quarter of 2021, we recorded $32 million of intangible asset impairments resulting primarily from lower than expected sales growth for one brand across our North America segment.

We evaluate our goodwill and intangible asset impairment risk quarterly using qualitative analysis. In light of the ongoing COVID-19 global pandemic, we performed further quantitative analysis over indefinite-life intangible assets and recorded approximately $32 million of intangible asset charges in the second quarter of 2021 and $90 million in the second quarter of 2020.

During the third quarter of 2021, we performed our annual impairment assessment test for goodwill and indefinite-life intangible assets as of July 1, 2021.

Our 2021 annual testing of goodwill resulted in no impairments as each reporting unit had sufficient fair value in excess of its carrying value. As part of our goodwill quantitative annual impairment testing, we compare a reporting unit's estimated fair value with its carrying value. If the carrying value of a reporting unit's net assets exceeds its fair value, we would record an impairment based on the difference between the carrying value and fair value of the reporting unit. We estimate a reporting unit's fair value using a discounted cash flow method that incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market based, weighted-average cost of capital of 6.4% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 9.4%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions based on available information. Given the uncertainty of the global economic environment and the continued impact of COVID-19, those estimates could be significantly different than future performance. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

During our 2021 annual testing of indefinite-life intangible assets, there were no impairments noted. We identified eight brands that each had a fair value in excess of book value of 10% or less. The aggregate book value of the eight brands was $1,156 million as of September 30, 2021. During our annual testing, we use several accepted valuation methods, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value. We continue to monitor our brand performance, particularly in light of the significant uncertainty due to the COVID-19 pandemic and related impacts to our business. If a brand's earnings expectations, including the timing of the expected recovery from the COVID-19 pandemic impacts, are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. During our prior-year testing, we recorded approximately $54 million of impairment charges in the third quarter of 2020 related to three gum and chocolate brands. In 2020, the ongoing impact of the pandemic resulted in greater declines in the sales and earnings for certain brands, particularly our gum brands. We incorporated the latest results, projections and expected recovery for these brands in our annual 2020 impairment testing. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs.

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

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Keurig Dr Pepper Inc. (Nasdaq: "KDP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of September 30, 2021, we owned 22.8%, 5.3%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $5,269 million as of September 30, 2021 and $6,036 million as of December 31, 2020. We recorded equity earnings of $105 million and cash dividends of $64 million in the third quarter of 2021 and equity earnings of $84 million and cash dividends of $27 million in the third quarter of 2020. We recorded equity earnings of $290 million and cash dividends of $158 million in the first nine months of 2021 and equity earnings of $311 million and cash dividends of $220 million in the first nine months of 2020.

Based on the quoted closing prices as of September 30, 2021, the combined fair value of our publicly-traded investments in JDEP and KDP was $6.0 billion, and for each investment, its fair value exceeded its carrying value.

Keurig Dr Pepper Transactions:
On August 2, 2021, we sold approximately 14.7 million shares of KDP, which reduced our ownership interest by 1% of the total outstanding shares. We received $500 million of proceeds and recorded a pre-tax gain of $248 million (or $189 million after-tax) during the third quarter of 2021. As we continue to have significant influence, we continue to account for our investment in KDP under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. We continue to have board representation with one director on the KDP Board of Directors and we retained certain additional governance rights.

On June 7, 2021, we participated in a secondary offering of KDP shares and sold approximately 28 million shares, which reduced our ownership interest by 2% of the total outstanding shares. We received $997 million of proceeds and recorded a pre-tax gain of $520 million (or $392 million after-tax) during the second quarter of 2021.

On September 9, 2020, we sold approximately 12.5 million shares of KDP, which reduced our ownership interest by 0.9% of the total outstanding shares. We received $363 million of proceeds and recorded a pre-tax gain of $154 million (or $119 million after-tax) during the third quarter of 2020.

On August 3, 2020, we sold approximately 14.1 million shares of KDP, which reduced our ownership interest by 1.0% of the total outstanding shares. We received $414 million of proceeds and recorded a pre-tax gain of $181 million (or $139 million after-tax) during the third quarter of 2020.

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

On September 20, 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDE Peet’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDE Peet's shares, this would represent approximately 8.5 million shares or approximately 7% of our equity interest in JDE Peet's. Refer to Note 8, Debt and Borrowing Arrangements, for further details on this transaction.

As was the case in our ownership interest in JDE, we have significant influence with respect to JDE Peet’s, and we continue to account for our investment in JDE Peet’s under the equity method, resulting in recognizing our share of JDE Peet’s earnings within our earnings and our share of JDE Peet’s dividends within our cash flows. In the second quarter of 2020, in connection with this transaction, we changed our accounting principle to reflect our share of JDE’s historical and JDE Peet’s ongoing earnings on a one-quarter lag basis, although we continue to record dividends when cash is received. We determined a lag was preferable as it enables us to continue to report our quarterly and annual results on a timely basis, while recording our share of JDE Peet’s ongoing results after JDE Peet’s has publicly reported its results. This change in accounting principle was applied retrospectively to all periods.

Note 7. Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion 2014-2018 restructuring program and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a $600 million reallocation between restructuring program cash costs and capital expenditures so the $5.7 billion program consisted of approximately $4.1 billion of restructuring program charges ($3.1 billion cash costs and $1.0 billion non-cash costs) and up to $1.6 billion of capital expenditures. On September 6, 2018, our Board of Directors approved an extension of the restructuring program through 2022, an increase of $1.3 billion in the program charges and an increase of $700 million in capital expenditures. On October 21, 2021, our Board of Directors approved an extension of the restructuring program through 2023. The total $7.7 billion program now consists of $5.4 billion of program charges ($4.1 billion of cash costs and $1.3 billion of non-cash costs) and total capital expenditures of $2.3 billion to be incurred over the life of the program. The current restructuring program, as increased and extended by these actions, is now called the Simplify to Grow Program.

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and implementation charges of $5.1 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2023.

Restructuring Costs:
The Simplify to Grow Program liability activity for the nine months ended September 30, 2021 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2021	$304	$—	$304
Charges	84	166	250
Cash spent	(129)	—	(129)
Non-cash settlements/adjustments	(4)	(166)	(170)
Currency	(10)	—	(10)
Liability balance, September 30, 2021	$245	$—	$245

•We recorded restructuring charges of $62 million in the third quarter of 2021 and $68 million in the third quarter of 2020 and $250 million in the first nine months of 2021 and $111 million in the first nine months of 2020 within asset impairment and exit costs and benefit plan non-service income.
•We spent $65 million in the third quarter of 2021 and $44 million in the third quarter of 2020 and $129 million in the first nine months of 2021 and $113 million in the first nine months of 2020 in cash severance and related costs.
•We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments), including any gains on sale of restructuring program assets, non-cash pension settlement losses and other adjustments, which totaled $54 million in the third quarter of 2021 and a gain of $13 million in the third quarter of 2020 and $170 million in the first nine months of 2021 and $1 million in the first nine months of 2020.
•At September 30, 2021, $198 million of our net restructuring liability was recorded within other current liabilities and $47 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $65 million in the third quarter of 2021 and $46 million in the third quarter of 2020 and $132 million in the first nine months of 2021 and $141 million in the first nine months of 2020. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three and nine months ended September 30, 2021 and September 30, 2020, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended September 30, 2021
Restructuring Costs	$1	$1	$2	$57	$1	$62
Implementation Costs	—	2	6	51	6	65
Total	$1	$3	$8	$108	$7	$127
For the Three Months Ended September 30, 2020
Restructuring Costs	$1	$21	$40	$3	$3	$68
Implementation Costs	4	6	15	15	6	46
Total	$5	$27	$55	$18	$9	$114
For the Nine Months Ended September 30, 2021
Restructuring Costs	$4	$(18)	$7	$250	$7	$250
Implementation Costs	7	7	27	78	13	132
Total	$11	$(11)	$34	$328	$20	$382
For the Nine Months Ended September 30, 2020
Restructuring Costs	$19	$25	$52	$3	$12	$111
Implementation Costs	12	12	40	36	41	141
Total	$31	$37	$92	$39	$53	$252
Total Project (Inception to Date)
Restructuring Costs	$551	$540	$1,150	$742	$149	$3,132
Implementation Costs	294	236	538	534	351	1,953
Total	$845	$776	$1,688	$1,276	$500	$5,085

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2021		As of December 31, 2020
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$184	0.1%	$—	—%
Bank loans	50	8.6%	29	4.8%
Total short-term borrowings	$234		$29

Our uncommitted credit lines and committed credit lines available as of September 30, 2021 and December 31, 2020 include:

	As of September 30, 2021		As of December 31, 2020
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,463	$50	$1,487	$29
Credit facility expiry(1):
February 24, 2021	—	—	1,500	—
February 23, 2022	2,500	—	—	—
February 27, 2024	4,500	—	4,500	—

(1) We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At September 30, 2021, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $38.6 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

Long-Term Debt:

Redemptions:
During the nine months ended September 30, 2021, we completed early redemptions of euro and U.S. dollar denominated notes for the following amounts (in millions):

Interest Rate	Redemption Date	Maturity Date	Amount Redeemed	USD Equivalent
2.000%	September 2021	October 2021	$1,500	$1,500
3M LIBOR + 0.700%	September 2021	October 2022	$500	$500
3M LIBOR + 0.800%	September 2021	October 2024	$500	$500
1.000%	March 2021	March 2022	€500	$587
1.625%	March 2021	January 2023	€700	$821
2.125%	March 2021	April 2023	$500	$500
4.000%	March 2021	February 2024	$492	$492

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

Repayments:
During the nine months ended September 30, 2021, we repaid the following note (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.375%	January 2021	€679	$827

Issuances:
During the nine months ended September 30, 2021, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
September 2021(2)	0.750%	September 2024	$500	$500
September 2021(2)	1.250%	September 2026	$350	$350
September 2021(2)(3)	0.000%	September 2024	€300	$352
September 2021(2)(4)	0.250%	September 2029	€650	$769
September 2021(2)(4)	0.625%	September 2032	€650	$769
September 2021(2)(4)	1.250%	September 2041	€700	$828
March 2021	0.250%	March 2028	€750	$896
March 2021	0.750%	March 2033	€600	$717
March 2021	1.375%	March 2041	€650	$777
(1) Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.
(2) Issued by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelez International, Inc.
(3) Issuance of exchangeable bonds that were issued at 102% of their principal amount and are redeemable for cash or existing ordinary shares of JDE Peet's at our option (see Note 6, Equity Method Investments). Bondholders have an option to redeem bonds before maturity subject to exchange periods. We have identified our option to settle in either cash or existing ordinary shares of JDE Peet's as an embedded derivative that is bifurcated and accounted for separately from the bond. See Note 9, Financial Instruments.
(4) Issuance of green bonds where we have committed to allocate an amount equal to the €1.97 billion total net proceeds from the offering over time to eligible projects that align with our sustainability priorities in the areas of building a thriving ingredient supply chain and reducing our environmental impact.

Fair Value of Our Debt:
The fair value of our short-term borrowings at September 30, 2021 and December 31, 2020 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of September 30, 2021	As of December 31, 2020
	(in millions)
Fair Value	$20,795	$21,568
Carrying Value	$19,987	$20,046

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Interest expense, debt	$87	$104	$275	$322
Loss on debt extinguishment and related expenses	—	—	137
Loss related to interest rate swaps	—	—	—	103
Other (income)/expense, net	(5)	(15)	(54)	(61)
Interest and other expense, net	$82	$89	$358	$364

Other income includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts that totaled $19 million and $58 million in the three and nine months ended September 30, 2021 and $28 million and $92 million for the three and nine months ended September 30, 2020.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2021		As of December 31, 2020
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$9	$29	$12	$340
Net investment hedge derivative contracts (1)	111	37	114	129
	$120	$66	$126	$469
Derivatives not designated as accounting hedges:
Currency exchange contracts	$108	$51	$134	$119
Commodity contracts	452	164	205	128
Equity method investment contracts(2)	—	3	—	—
	$560	$218	$339	$247
Total fair value	$680	$284	$465	$716

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
(2)Equity method investment contracts consist of the bifurcated embedded derivative option that was a component of the September 20, 2021 €300 million exchangeable bonds issuance. Refer to Note 8, Debt and Borrowing Arrangements.

Derivatives designated as accounting hedges include cash flow and net investment hedge derivative contracts. Our currency exchange, commodity derivative and equity method investment contracts are economic hedges that are not designated as accounting hedges. We record derivative assets and liabilities on a gross basis on our condensed consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and other assets and the fair value of our liability derivatives is recorded within other current liabilities and other liabilities.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of September 30, 2021
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$57	$—	$57	$—
Commodity contracts	288	171	117	—
Interest rate contracts	(20)	—	(20)	—
Net investment hedge contracts	74	—	74	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$396	$171	$225	$—

	As of December 31, 2020
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$15	$—	$15	$—
Commodity contracts	77	46	31	—
Interest rate contracts	(328)	—	(328)	—
Net investment hedge contracts	(15)	—	(15)	—
Total derivatives	$(251)	$46	$(297)	$—

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; net investment hedge contracts; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our bifurcated exchange options are valued, as derivative instrument liabilities, using the Black-Scholes option pricing model. This model requires assumptions related to the market price of the underlying note and associated credit spread combined with the share of price, expected dividend yield, and expected volatility of the JDE Peet’s shares over the life of the option. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of September 30, 2021	As of December 31, 2020
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$1,185	$2,184
Forecasted transactions	4,022	4,169
Commodity contracts	8,573	7,947
Interest rate contracts	1,850	3,500
Net investment hedges:
Net investment hedge derivative contracts	3,914	4,551
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,688	3,744
British pound sterling notes	355	360
Swiss franc notes	1,116	1,175
Canadian dollar notes	473	472

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Accumulated (loss)/gain at beginning of period	$(142)	$(154)	$(161)	$(213)
Transfer of realized losses/(gains) in fair value to earnings	(52)	65	(139)	153
Unrealized (loss)/gain in fair value	45	(69)	151	(98)
Accumulated (loss)/gain at end of period	$(149)	$(158)	$(149)	$(158)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) to net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Interest rate contracts	$52	$(65)	$139	$(153)

Within interest and other expense, net, due to changes in forecasted debt, we recognized losses related to forward-starting interest rate swaps of $79 million ($103 million pre-tax) in the first quarter of 2020 and in the nine months ended September 30, 2020.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Currency exchange contracts – forecasted transactions	$(6)	$—	$—	$(1)
Interest rate contracts	51	(69)	151	(97)
Total	$45	$(69)	$151	$(98)

Cash flow hedge ineffectiveness was not material for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $35 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of September 30, 2021, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years and 11 months.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of September 30, 2021 was $3.9 billion.

The impacts of the net investment hedge derivative contracts on other comprehensive earnings and net earnings were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$50	$(223)	$73	$(6)

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$19	$28	$58	$92

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

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Euro notes	$67	$(122)	$160	$(135)
British pound sterling notes	7	(10)	4	7
Swiss franc notes	6	(27)	45	(47)
Canadian notes	9	(6)	(1)	9

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain/(Loss) Recognized in Earnings
	2021	2020	2021	2020
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$(5)	$7	$67	$(73)	Interest and other expense, net
Forecasted transactions	29	28	41	50	Cost of sales
Forecasted transactions	—	6	(2)	(3)	Interest and other expense, net
Forecasted transactions	(1)	(1)	—	(2)	Selling, general and administrative expenses
Commodity contracts	151	136	362	(47)	Cost of sales
Equity method investment contracts	2	—	2	—	Gain on equity method investment transactions
Total	$176	$176	$470	$(75)

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Service cost	$1	$1	$29	$30
Interest cost	10	12	39	37
Expected return on plan assets	(18)	(19)	(106)	(100)
Amortization:
Net loss from experience differences	4	5	32	29
Prior service cost/(benefit)	—	1	(2)	(2)
Curtailment credit (1)	—	—	(3)	—
Settlement losses and other expenses	5	3	—	—
Net periodic pension cost/(benefit)	$2	$3	$(11)	$(6)

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Service cost	$5	$4	$99	$89
Interest cost	30	38	98	110
Expected return on plan assets	(54)	(58)	(319)	(295)
Amortization:
Net loss from experience differences	13	13	98	86
Prior service cost/(benefit)	—	1	(5)	(5)
Curtailment credit (1)	—	—	(17)	—
Settlement losses and other expenses	14	15	—	2
Net periodic pension cost/(benefit)	$8	$13	$(46)	$(13)
(1)During the third quarter of 2021, we terminated our Defined Benefit Pension Scheme in Nigeria. During the second quarter of 2021, we made a decision to freeze our Defined Benefit Pension Scheme in the United Kingdom. As a result, we recognized curtailment credits of $(3 million) for the three months and $(17 million) for the nine months ended September 30, 2021 recorded within benefit plan non-service income. In connection with the United Kingdom plan freeze, we also incurred incentive payment charges and other expenses of $2 million for the three months and $47 million for the nine months ended September 30, 2021 included in operating income.

Employer Contributions:
During the nine months ended September 30, 2021, we contributed $7 million to our U.S. pension plans and $173 million to our non-U.S. pension plans, including $88 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of September 30, 2021, over the remainder of 2021, we plan to make further contributions of approximately $1 million to our U.S. plans and approximately $55 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
On July 11, 2019, we received an undiscounted withdrawal liability assessment related to our complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $2 million and $8 million in the three and nine months ended September 30, 2021 and $3 million and $9 million in the three and nine months ended September 30, 2020 within interest and other expense, net. As of September 30, 2021, the remaining discounted withdrawal liability was $364 million, with $14 million recorded in other current liabilities and $350 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care cost/(benefit) consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Service cost	$1	$1	$3	$4
Interest cost	2	3	6	9
Amortization:
Net loss from experience differences	1	1	2	5
Prior service credit	—	(8)	—	(23)
Net periodic postretirement health care cost/(benefit)	$4	$(3)	$11	$(5)

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Service cost	$2	$1	$5	$4
Interest cost	1	1	2	3
Amortization of net gains	(2)	(1)	(3)	(3)
Net periodic postemployment cost	$1	$1	$4	$4

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2021	27,751,894	$39.51	5 years	$527	million
Annual grant to eligible employees	2,412,710	56.13
Additional options issued	154,400	58.17
Total options granted	2,567,110	56.25
Options exercised (1)	(4,880,357)	34.41		$124	million
Options canceled	(461,521)	48.89
Balance at September 30, 2021	24,977,126	42.06	5 years	$405	million

(1)Cash received from options exercised was $21 million in the three months and $161 million in the nine months ended September 30, 2021. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $2 million in the three months and $16 million in the nine months ended September 30, 2021.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2021	4,896,990		$53.80
Annual grant to eligible employees:		Feb 18, 2021
Performance share units	903,250		59.35
Deferred stock units	550,090		56.13
Additional shares granted (1)	1,144,950	Various	53.68
Total shares granted	2,598,290		56.17	$146	million
Vested (2)	(2,372,833)		49.75	$118	million
Forfeited	(304,382)		57.32
Balance at September 30, 2021	4,818,065		56.85

(1)Includes performance share units and deferred stock units.
(2)The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled less than $1 million in the three months and $6 million in the nine months ended September 30, 2021.
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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. On December 2, 2020, our Board of Directors approved an increase of $4.0 billion in the share repurchase program, raising the authorization to $23.7 billion of Common Stock repurchases, and extended the program through December 31, 2023. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2021, we had repurchased approximately $18.0 billion of Common Stock pursuant to this authorization. During the nine months ended September 30, 2021, we repurchased approximately 31 million shares of Common Stock at an average cost of $58.72 per share, or an aggregate cost of approximately $1.8 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2021, we have approximately $4.0 billion in remaining share repurchase capacity.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2021, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $(26) million in the third quarter of 2021 and $86 million in the third quarter of 2020 and $(63) million in the first nine months of 2021 and $252 million in the first nine months of 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,627)	$(9,609)	$(8,655)	$(8,320)
Currency translation adjustments	(407)	184	(376)	(1,071)
Reclassification to earnings related to:
Equity method investment transactions (1)	—	—	—	29
Tax (expense)/benefit	10	29	—	(35)
Other comprehensive earnings/(losses)	(397)	213	(376)	(1,077)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	5	(8)	12	(7)
Balance at end of period	(9,019)	(9,404)	(9,019)	(9,404)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,803)	$(1,656)	$(1,874)	$(1,721)
Net actuarial gain/(loss) arising during period	3	2	1	(22)
Tax (expense)/benefit on net actuarial gain/(loss)	(1)	—	(1)	(1)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	33	25	105	74
Settlement losses and other expenses (1)	5	3	14	18
Curtailment credit (2)	(3)	—	(17)	—
Tax expense/(benefit) on reclassifications (3)	(9)	(7)	(26)	(22)
Currency impact	39	(60)	62	(19)
Other comprehensive earnings/(losses)	67	(37)	138	28
Balance at end of period	(1,736)	(1,693)	(1,736)	(1,693)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(142)	$(154)	$(161)	$(213)
Net derivative gains/(losses)	42	(67)	148	(123)
Tax (expense)/benefit on net derivative gain/(loss)	1	1	—	27
Losses/(gains) reclassified into net earnings:
Interest rate contracts (1)(4)	(52)	66	(137)	179
Tax expense/(benefit) on reclassifications (3)	—	(1)	(2)	(26)
Currency impact	2	(3)	3	(2)
Other comprehensive earnings/(losses)	(7)	(4)	12	55
Balance at end of period	(149)	(158)	(149)	(158)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,572)	$(11,419)	$(10,690)	$(10,254)
Total other comprehensive earnings/(losses)	(337)	172	(226)	(994)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	5	(8)	12	(7)
Other comprehensive earnings/(losses) attributable to Mondelēz International	(332)	164	(214)	(1,001)
Balance at end of period	$(10,904)	$(11,255)	$(10,904)	$(11,255)

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

Note 14. Income Taxes

As of the third quarter of 2021, our estimated annual effective tax rate, which excludes discrete tax impacts, was 23.0%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2021 third quarter effective tax rate of 27.4% was high due to a $59 million tax expense incurred in connection with the KDP share sale that occurred during the third quarter (the related gain is reported separately in our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our third quarter effective tax rate was 22.7%, including a discrete net tax expense of $11 million primarily driven by the change in liabilities for uncertain tax positions in several jurisdictions. Our effective tax rate for the nine months ended September 30, 2021 of 29.5% was also high due to the $187 million net tax expense incurred in connection with the KDP share sales during the second and third quarters. Excluding this impact, our effective tax rate for the nine months ended September 30, 2021 was 23.7%, which was unfavorably impacted by discrete net tax expense of $26 million, primarily driven by $95 million net tax expense from the increase of our deferred tax liabilities resulting from enacted tax legislation (mainly in the United Kingdom) partially offset by a $45 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $27 million benefit from a U.S. amended tax return filed to reflect new guidance from the U.S. Treasury Department.

As of the third quarter of 2020, our estimated annual effective tax rate, which excluded discrete tax impacts, was 27.3%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2020 third quarter effective tax rate of 36.1% was high due to a $77 million tax expense incurred in connection with two KDP share sales that occurred during the third quarter (the related gains are reported separately in our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our third quarter effective tax rate was 29.0%, reflecting a discrete net tax expense of $22 million. The discrete net tax expense primarily consisted of a $30 million net expense from the increase of our U.K. deferred tax liabilities resulting from tax legislation enacted during the third quarter that increased the corporate income tax rate in the United Kingdom, partially offset by a $7 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions. Our effective tax rate for the nine months ended September 30, 2020 of 36.0% was also high due to the $355 million net tax expense incurred in connection with the JDE Peet's transaction and three KDP share sales (one in the first quarter and two in the third quarter) that occurred during 2020. Excluding these impacts, our effective tax rate for the nine months ended September 30, 2020 was 21.5%, which was favorably impacted by discrete net tax benefits of $96 million, primarily driven by the $70 million net benefit from the release of the China valuation allowance and a $31 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Net earnings	$1,262	$1,122	$3,309	$2,410
Noncontrolling interest earnings	(4)	(3)	(12)	(11)
Net earnings attributable to Mondelēz International	$1,258	$1,119	$3,297	$2,399
Weighted-average shares for basic EPS	1,399	1,432	1,406	1,432
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	9	10	9	10
Weighted-average shares for diluted EPS	1,408	1,442	1,415	1,442
Basic earnings per share attributable to Mondelēz International	$0.90	$0.78	$2.34	$1.68
Diluted earnings per share attributable to Mondelēz International	$0.89	$0.78	$2.33	$1.66

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 2.7 million in the third quarter of 2021 and 2.8 million in the third quarter of 2020 and 3.0 million in the first nine months of 2021 and 3.6 million in the first nine months of 2020.

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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net revenues:
Latin America	$751	$610	$2,089	$1,847
AMEA	1,629	1,470	4,826	4,209
Europe	2,714	2,526	8,035	7,248
North America	2,088	2,059	6,112	5,979
Net revenues	$7,182	$6,665	$21,062	$19,283
Earnings before income taxes:
Operating income:
Latin America	$91	$77	$221	$149
AMEA	267	210	842	615
Europe	508	432	1,478	1,201
North America	363	387	932	1,192
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	132	145	270	(42)
General corporate expenses	(35)	(66)	(177)	(253)
Amortization of intangible assets	(32)	(50)	(102)	(143)
Gain on acquisition	—	—	9	—
Acquisition-related costs	—	—	(24)	(15)
Operating income	1,294	1,135	3,449	2,704
Benefit plan non-service income	37	38	135	102
Interest and other expense, net	(82)	(89)	(358)	(364)
Earnings before income taxes	$1,249	$1,084	$3,226	$2,442

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

Net revenues by product category were:

	For the Three Months Ended September 30, 2021
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$218	$585	$853	$1,785	$3,441
Chocolate	208	623	1,377	68	2,276
Gum & Candy	157	205	157	235	754
Beverages	89	112	27	—	228
Cheese & Grocery	79	104	300	—	483
Total net revenues	$751	$1,629	$2,714	$2,088	$7,182

	For the Three Months Ended September 30, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$172	$550	$803	$1,768	$3,293
Chocolate	151	533	1,255	61	2,000
Gum & Candy	103	173	153	230	659
Beverages	102	109	23	—	234
Cheese & Grocery	82	105	292	—	479
Total net revenues	$610	$1,470	$2,526	$2,059	$6,665

	For the Nine Months Ended September 30, 2021
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$592	$1,677	$2,498	$5,299	$10,066
Chocolate	581	1,768	4,072	185	6,606
Gum & Candy	417	614	459	628	2,118
Beverages	265	438	87	—	790
Cheese & Grocery	234	329	919	—	1,482
Total net revenues	$2,089	$4,826	$8,035	$6,112	$21,062

	For the Nine Months Ended September 30, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$500	$1,516	$2,243	$5,170	$9,429
Chocolate	464	1,437	3,619	156	5,676
Gum & Candy	350	511	461	653	1,975
Beverages	294	437	68	—	799
Cheese & Grocery	239	308	857	—	1,404
Total net revenues	$1,847	$4,209	$7,248	$5,979	$19,283

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

During the first nine months of 2021, we continued to see increased demand for most of our snack category products in both our emerging and developed markets relative to 2020; however, revenue from parts of our business were not yet back to pre-pandemic levels. In the third quarter of 2021, net revenue growth was 7.8% and Organic Net Revenue growth was 5.5%, compared to the third quarter of 2020 when we began to recover from some of the most significant negative impacts from the COVID-19 pandemic that adversely affected parts of our business. In the third quarter of 2021, while we experienced double-digit revenue growth in gum as well as significant growth in other areas such as foodservice and world travel retail, revenues in these businesses were not fully recovered to pre-pandemic levels. Our outlook for future snacks revenue growth remains strong, but as the pandemic continues, we anticipate some volatility in revenues until snacks consumption stabilizes to a more normal growth level and recent international supply chain issues and labor and transportation constraints subside.

In addition to tracking new developments, we continue to monitor ongoing impacts from the pandemic. Most disruptions we experienced in operations due to the pandemic have been temporary and not material to our consolidated results. In the third quarter of 2021, we experienced higher operating costs, including higher overall raw material, transportation, labor and fuel costs that we anticipate will continue into 2022. We discuss these and other ongoing impacts of COVID-19 below.

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
•We have hired frontline employees in the U.S. and other locations to meet additional marketplace demand and promote uninterrupted functioning of our manufacturing, distribution and sales network. Labor markets, particularly in the U.S., U.K. as well as in other countries, have been tightening. While in the third quarter of 2021 we did not experience a significant increase in turnover relative to companies in other industries or within our industry, we recognize the significant demand for talent and are actively working to continue to safeguard, engage, attract and retain our employees.
•We have donated over $30 million to assist those impacted by COVID-19 and to support local and global organizations responding to food instability and providing emergency relief.

Our Supply Chain and Operations
We operate in the food and beverages industry and are part of the global food supply chain. One of our main objectives during the pandemic has been to maintain the availability of our products to meet the needs of our consumers. In response to increased demand, we increased production and until recently, we had not experienced significant disruptions in our supply chain or operations. During the third quarter of 2021, we experienced more supply chain disruptions and higher operating costs as noted below:
•At the onset of the pandemic in early 2020, we put in place procedures across our supply chain to help mitigate the risk that our manufacturing sites experience material closures or disruptions. Those procedures have been largely successful as we have not experienced material closures or disruptions. However, we have begun to see an increase in broader supply, transportation and labor disruptions resulting in generally higher operating costs in our business.
•During the third quarter of 2021, we experienced labor disruptions primarily in our North America region, including a strike that affected six of our U.S. manufacturing and sales distribution facilities for several weeks. We worked with our employees and union representatives to resolve the strike and enter into a new collective bargaining agreement at these facilities. We also experienced labor-related disruptions in our network of third-party logistics and external manufacturing and we anticipate some of the labor shortage-related issues may continue into 2022. Throughout the pandemic, mandatory or voluntary stay-at-home restrictions in many countries where we operate resulted in increased levels of absenteeism, but generally there have not been material disruptions in our workforce or to the delivery of our snacks, food and beverages to consumers. As a result of incremental pandemic-related expenditures and labor disruptions, we incurred and expect to incur higher labor costs, particularly as the pandemic continues.
•We continue to source raw ingredients, packaging, energy and transportation and deliver our products to our customers. Costs for resources, particularly commodity and transportation costs, have continued to increase. External factors, including the pandemic, adverse weather conditions, supply chain disruptions, and transportation and labor shortages, have impacted and may continue to impact our operating costs. Although we monitor these costs and our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against all cost increases and changes in costs, and our hedging strategies may not protect us from increases in specific raw materials or other costs. We also may not be able to adjust pricing timely or fully, and this may negatively affect our revenue, margins or earnings. We anticipate some of the supply, transportation and labor constraints and higher cost trends we experienced in the third quarter of 2021 will continue in the fourth quarter and into 2022.
•The ongoing COVID-19 pandemic and related economic effects may disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, our co-manufacturers, distributors or other business partners. These disruptions or our failure to effectively respond to them could further increase product or distribution costs and prices and continue to negatively affect operations and results.

•During the pandemic, we have incurred higher operating costs primarily for labor, customer service and logistics, security, personal protective equipment and cleaning. While we have not had long-term severe supply chain disruptions, we do not know whether or how our supply chain or operations may be negatively affected as the pandemic continues. It is possible that disruptions could increase during the fourth quarter of 2021 as demand for goods, transportation and labor increases. We intend to continue to execute on our strategic operating plans as the situation evolves. Disruptions, higher operating costs or uncertainties like those noted above could result in delays or modifications to our plans and initiatives.

Our Liquidity
We believe the steps we have taken to enhance our capital structure and liquidity, prior to and during the pandemic, strengthened our ability to operate during the pandemic:
•During both 2020 and 2019, we generated $4.0 billion of cash from operations, or approximately $3 billion each year after deducting capital expenditures. In the first nine months of 2021, we generated $2.7 billion of cash from operations, or approximately $2.1 billion after deducting capital expenditures.
•In 2021, within cash provided by other investing activities, we received approximately $1.5 billion of cash proceeds from the sale of KDP shares. During 2020, we received $185 million of cash proceeds from our participation in the KDP secondary offering during the first quarter of 2020 and $1.9 billion from subsequent KDP share sales over the third and fourth quarters of 2020. During the second quarter of 2020, we also received €350 million ($394 million) from our participation in the JDE Peet's public share offerings. (Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 6, Equity Method Investments, for additional information).
•As of September 30, 2021, we had $3.4 billion, and as of December 31, 2020, we had $3.6 billion, of cash and cash equivalents on hand. We expect to pay approximately €1.7 billion ($2.0 billion) in cash for our upcoming acquisition of Chipita, which we expect will close in the first half of 2022. Based on our current available cash and access to financing markets, we do not anticipate any issue funding the Chipita acquisition or other obligations, including our next long-term debt maturities of approximately $0.3 billion in December 2021, $1.2 billion in July 2022 and $0.5 billion in September 2022.
•We also have access to short-term and long-term financing markets and actively utilized these markets in 2020 and 2021. We continue to utilize the commercial paper markets in the United States and Europe for flexible, low-cost, short-term financing. We have issued additional long-term debt several times since the beginning of 2020 due to favorable market conditions and opportunities to shift a portion of our funding mix from short-term to long-term debt at a low cost. We renewed one of our credit facilities during the first quarter of 2021 and now have $7.0 billion of undrawn credit facilities as well as other forms of short-term and long-term financing options available. As of September 30, 2021, we were, and we expect to continue to be, in compliance with our debt covenants (refer to the Liquidity and Capital Resources section and Note 8, Debt and Borrowing Arrangements).

Our Financial Position
•We continue to evaluate the realizability of our assets and indicators of potential impairment. We reviewed our receivables, inventory, right-of-use lease assets, long-lived assets, equity method and other long-term investments, deferred tax assets, goodwill and intangible assets.
•During the third quarter of 2021, we completed our annual impairment testing of goodwill and intangible assets and noted no impairments. Over the course of the ongoing pandemic, we have identified declines in demand for certain of our brands, primarily in the gum category, that prompted additional evaluation of our indefinite-life intangible assets. During the second quarter of 2021, we concluded that one small biscuit brand was impaired and we recorded a $32 million impairment charge. During the second and third quarters of 2020, we concluded that eight brands were impaired and we recorded $144 million of impairment charges in 2020, including $90 million in the second quarter of 2020 and $54 million in the third quarter of 2020. While we did not identify impairment triggers for other brands, there continues to be significant uncertainty due to the pandemic. If brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. Refer to Note 5, Goodwill and Intangible Assets, for additional details on our goodwill and intangible asset impairment evaluation.
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

At this point in the pandemic, while we have seen some improvements in business and economic conditions across many markets in which we do business, additional adverse impacts could arise such as those noted above and some that we cannot currently anticipate. Barring material business disruptions or other negative developments, we expect to continue to meet the demand of consumers for our snacks, food and beverage products. Our outlook for future snacks revenue growth remains strong, but as the pandemic continues, we anticipate some volatility in revenues until snacks consumption stabilizes to a more normal growth level and current international supply chain and related issues subside. Also, different markets and parts of our business may also recover from the COVID-19 pandemic at different rates depending on many factors including vaccination levels or new COVID-19 variants and related outbreaks. As we continue to proactively manage our business in response to the evolving impacts of the pandemic, we will continue to prioritize and support our employees and customers; monitor and take steps to further safeguard our supply chain, operations, technology and assets; protect our liquidity and financial position; work toward our strategic priorities and monitor our financial performance. We seek to position the Company to withstand the current uncertainties related to this pandemic and to emerge stronger.

KDP and JDE Peet's Equity Method Investment Transactions

KDP
On June 7, 2021, we participated in a secondary offering of KDP shares and sold approximately 28 million shares, which reduced our ownership interest to 6.4%. We received $997 million of proceeds and recorded a pre-tax gain of $520 million (or $392 million after-tax) during the second quarter of 2021. On August 2, 2021, we sold approximately 14.7 million KDP shares, which reduced our ownership interest to 5.3%. We received $500 million of proceeds and recorded a pre-tax gain of $248 million (or $189 million after-tax) during the third quarter of 2021. The cash taxes associated with the KDP share sales are expected to be paid in 2021.

On March 4, 2020, we participated in a secondary offering of KDP shares and sold approximately 6.8 million shares, which reduced our ownership interest by 0.5% to 13.1%. We received $185 million of proceeds and recorded a pre-tax gain of $71 million (or $54 million after-tax) during the first quarter of 2020. Subsequently, on August 3, 2020, we sold approximately 14.1 million shares and on September 9, 2020, we sold approximately 12.5 million shares, which in the aggregate reduced our KDP ownership interest to 11.2%. During the third quarter of 2020, we received $777 million of proceeds and recorded pre-tax gains of $335 million (or $258 million after-tax). On November 17, 2020, we also sold approximately 40.0 million shares, which reduced our ownership interest by 2.8% to 8.4%. We received $1,132 million of proceeds and recorded a pretax gain of $459 million (or $350 million after tax) during the fourth quarter of 2020. The cash taxes associated with the KDP share sales were paid in 2020.

JDE Peet's
During the second quarter of 2020, in connection with the JDE Peet's offering of its ordinary shares, we exchanged our 26.4% ownership interest in JDE for a 26.5% equity interest in JDE Peet’s. On May 29, 2020, we participated in the JDE Peet's offering and, with the subsequent exercise of the over-allotment option, we sold a total of approximately 11.1 million shares during the second quarter of 2020. We received €350 million ($394 million) of total proceeds from the sales of JDE Peet's shares and we recorded a preliminary pre-tax gain of $121 million during the second quarter of 2020. We also incurred a $261 million tax expense. During the third quarter of 2020, we increased our preliminary gain by $10 million to $131 million. During the fourth quarter of 2020, we reduced our tax expense by $11 million to $250 million and the associated cash tax will be paid by the end of 2021.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 (Note 7, Equity Method Investments, and Note 16, Income Taxes) and Note 6, Equity Method Investments, within this report for additional information.

Summary of Results

•Net revenues increased 7.8% to $7.2 billion in the third quarter of 2021 and increased 9.2% to $21.1 billion in the first nine months of 2021 as compared to the same period in the prior year. Our net revenue growth in the third quarter and first nine months of 2021 continued to reflect increased demand for most of our snack category products in both our emerging and developed markets relative to 2020, though some markets are not yet back to pre-pandemic levels. In developed markets, increased food purchases for in-home consumption continued to drive net revenue growth, though some markets declined as they lapped the prior-year period's strong volume growth resulting from increased consumer demand due to the pandemic. In emerging markets, we lapped the negative initial impacts we experienced from the pandemic last year, with strong revenue growth in the third quarter of 2021 across most of our key markets, though some markets were still challenged. In addition, our out-of-home consumption businesses, which experienced significant negative impacts from the pandemic in the prior-year periods, continued to recover, particularly our gum and candy, foodservice and world travel retail businesses.
–Net revenue increased in the third quarter of 2021 driven by higher net pricing, favorable volume/mix, favorable foreign currency translation and incremental net revenues from our acquisitions.
–Net revenue increased in the first nine months of 2021 driven by favorable currency translation, favorable volume/mix, higher net pricing and incremental net revenues from our acquisitions.
Refer to our Discussion and Analysis of Historical Results below for additional information.

•Organic Net Revenue, a non-GAAP financial measure, increased 5.5% to $7.0 billion in the third quarter of 2021 and increased 5.1% to $20.3 billion in the first nine months of 2021 as compared to same period in the prior year. Organic Net Revenue increased in the third quarter of 2021 due to higher net pricing and favorable volume/mix. Organic net revenue increased in the first nine months of 2021 due to favorable volume/mix and higher net pricing. Refer to our Discussion and Analysis of Historical Results below for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•Diluted EPS attributable to Mondelēz International increased 14.1% to $0.89 in the third quarter of 2021 and increased 40.4% to $2.33 in the first nine months of 2021 as compared to the same period in the prior year.
–Diluted EPS increased in the third quarter of 2021, primarily driven by an increase in Adjusted EPS, a net benefit from acquisition integration costs and contingent consideration adjustments, lapping prior-year intangible asset impairment charges, lower equity method investee items and lapping prior-year initial impacts from enacted tax law changes. These factors were partially offset by a lower gain on equity method investment transactions and lapping prior-year net earnings from divestitures.
–Diluted EPS increased during the first nine months of 2021, primarily driven by an increase in Adjusted EPS, lapping prior-year costs associated with the JDE Peet's transaction, favorable year-over-year mark-to-market impacts from currency and commodity derivatives, a higher gain on equity method investment transactions, lower intangible asset impairment charges, lapping the prior-year loss on interest rate swaps, and a net benefit from acquisition integration costs and contingent consideration adjustments. These factors were partially offset by a loss on debt extinguishment and related expenses as we refinanced to lower-cost long-term debt in the first quarter of 2021, higher Simplify to Grow program costs, unfavorable initial impacts from enacted tax law changes and lapping higher prior-year net earnings from divestitures.

•Adjusted EPS, a non-GAAP financial measure, increased 10.9% to $0.71 in the third quarter of 2021 and increased 13.6% to $2.17 in the first nine months of 2021 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS increased 9.4% to $0.70 in the third quarter of 2021 and increased 8.9% to $2.08 in the first nine months of 2021 as compared to the same periods in the prior year.
–Adjusted EPS increased in the third quarter of 2021 driven by operating activities, fewer shares outstanding, lower taxes and favorable currency translation.
–Adjusted EPS increased in the first nine months of 2021 driven by operating activities, favorable currency translation, fewer shares outstanding, lower interest expense and higher equity method investment earnings, partially offset by higher taxes primarily due to a lower net benefit from non-recurring discrete tax items.

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
•Market conditions. Snack categories grew in the first nine months of 2021 due to ongoing increased consumer demand for snacks purchases during the COVID-19 pandemic. As further discussed below, including in Commodity Trends, and in Item 3, Quantitative and Qualitative Disclosures about Market Risk, we continue to monitor volatility in global consumer, commodity, transportation, labor, currency and capital markets that may continue until the COVID-19 pandemic or related issues are largely resolved. We expect input cost volatility and a higher aggregate cost environment to continue for the remainder of 2021 and into 2022 as we manage through the pandemic, the related recovery, labor shortages, inflation, supply chain disruptions (availability of raw materials, packaging, transportation and energy, among others) as well as adverse weather factors.
•COVID-19. As described above, we continue to monitor and respond to the COVID-19 pandemic. While its impact is not yet fully known, it has had a material negative effect on the global and local economies and could have a material negative effect on our business and results in the future, particularly if there are significant adverse changes to consumer demand or significant ongoing disruptions to the supply, production or distribution of our products or the credit or financial stability of our customers and other business partners. While we have seen some improvements in overall economic conditions and the business climate in many markets where we sell and operate, COVID-19 variants and spikes in infections continue across a number of markets. If a significant economic or credit deterioration occurs, it could impair credit availability and our ability to raise capital when needed. A significant disruption in the financial markets may also have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. As we continue to manage operations during the pandemic, we may continue to incur increased labor, customer service, commodity, transportation and other costs. We could see shifts in consumer demand and product mix that could have a negative impact on results. As discussed in Recent Developments and Significant Items Affecting Comparability, we are working to mitigate negative impacts to our business from the COVID-19 pandemic, but we may not be able to fully predict or respond to all impacts on a timely basis to prevent adverse impacts to our results. Any of these and other developments could materially harm our business, results of operations and financial condition. We will continue to prioritize the safety of our employees and consumers.
•Brexit. Following the separation of the United Kingdom from the European Union in 2020, a new trade arrangement was reached between the U.K. and E.U. that began on January 1, 2021. The main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. subject to prescribed trade terms, including but not limited to meeting product and labeling standards for both the U.K. and E.U. Cross-border trade between the U.K. and E.U. is also subject to new customs regulations, documentation and reviews. Our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. To comply with the new requirements, we increased resources in customer service and logistics, in our factories, and on our customs support teams. We adapted our processes and systems for the new and increased number of customs transactions. We continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the U.K. We have made investments in resources, systems and processes to meet the new ongoing requirements and we work to mitigate disruptions to our local supply chain and distribution, including those related to the recent transportation labor shortage in the U.K., to reduce the impact on our input and distribution costs. Despite our efforts to control costs, we have seen inflationary cost pressures rise in our U.K. business this year, as we have also experienced in other markets. If the U.K.’s separation from, or new trade arrangements with, the E.U. negatively impact the U.K. economy or result in disagreements on trade terms, delays affecting our supply chain or distribution, disruptions to sales or collections, or further increases in inflationary cost pressures, the impact to our results of operations, financial condition and cash flows could be material. In the nine months ended September 30, 2021, we generated 9.1% of our consolidated net revenues in the U.K.
•Chipita Acquisition. We expect our acquisition of Chipita S.A. to close in the first half of 2022 and to pay approximately €1.7 billion ($2.0 billion) in cash for the business. Refer to Note 2, Acquisitions and Divestitures, and Liquidity and Capital Resources for additional details.
•Taxes. We continue to monitor existing and potential future tax reform. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on impacts from the 2019 Swiss tax reform and 2017 U.S. tax reform.
•Argentina. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, we continue to apply highly inflationary accounting for our Argentinean subsidiaries. During the nine months ended September 30, 2021, we recorded a remeasurement loss of $10 million within selling, general and administrative expenses related to the revaluation of our Argentinean peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Argentinean pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2021	2020	2021	2020
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(62)	$(68)	$(250)	$(111)
Implementation charges		(65)	(46)	(132)	(141)
Intangible asset impairment charges	Note 5	—	(54)	(32)	(144)
Mark-to-market gains/(losses) from derivatives (1)	Note 9	134	148	268	(38)
Acquisitions and divestiture-related costs:	Note 2
Acquisition integration costs and contingent consideration adjustments		57	—	54	(2)
Acquisition-related costs		—	—	(24)	(15)
Gain on acquisition		—	—	9	—
Divestiture-related costs		—	(6)	—	(4)
Costs associated with JDE Peet's transaction	Note 6	—	—	—	(48)
Remeasurement of net monetary position	Note 1	(2)	(2)	(10)	(7)
Impact from pension participation changes (1)	Note 10	(1)	(3)	(38)	(9)
Impact from resolution of tax matters (1)	Note 12	—	—	7	—
Loss related to interest rate swaps	Note 8 & 9	—	—	—	(103)
Loss on debt extinguishment	Note 8	—	—	(137)	—
Initial impacts from enacted tax law changes	Note 14	4	(30)	(95)	(30)
Gain on equity method investment transactions (2)	Note 6	248	345	743	537
Equity method investee items (3)		4	(35)	(60)	(69)
Effective tax rate	Note 14	27.4%	36.1%	29.5%	36.0%

(1)Includes impacts recorded in operating income and interest expense and other, net. Mark-to-market gains/(losses) above also include our equity method investment-related derivative contract mark-to-market gains/(losses) (refer to Note 9, Financial Instruments) that are recorded in the gain on equity method investment transactions on our condensed consolidated statement of earnings.
(2)Gain on equity method investment transactions is recorded outside pre-tax operating results on the condensed consolidated statement of earnings. See footnote (1) as mark-to-market gains/(losses) on our equity method-investment-related derivative contracts are presented in the table above within mark-to-market gains/(losses) from derivatives.
(3)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, including acquisition and divestiture-related costs and restructuring program costs.

Consolidated Results of Operations

Three Months Ended September 30:

	For the Three Months Ended September 30,
	2021	2020	$ change	% change
	(in millions, except per share data)
Net revenues	$7,182	$6,665	$517	7.8%
Operating income	1,294	1,135	159	14.0%
Net earnings attributable to Mondelēz International	1,258	1,119	139	12.4%
Diluted earnings per share attributable to Mondelēz International	0.89	0.78	0.11	14.1%

Net Revenues – Net revenues increased $517 million (7.8%) to $7,182 million in the third quarter of 2021, and Organic Net Revenue (1) increased $366 million (5.5%) to $7,031 million. Developed markets net revenue increased 5.1% and developed markets Organic Net Revenue increased 2.0% (1). Emerging markets net revenues increased 12.9% and emerging markets Organic Net Revenue increased 12.2% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2021
Change in net revenues (by percentage point)
Total change in net revenues	7.8%
Add back the following items affecting comparability:
Favorable currency	(1.4)	pp
Impact of acquisitions	(0.9)	pp
Total change in Organic Net Revenue (1)	5.5%
Higher net pricing	3.1	pp
Favorable volume/mix	2.4	pp
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 7.8% was driven by our underlying Organic Net Revenue growth of 5.5%, favorable currency and the impact of acquisitions. Overall, we continued to see increased demand for our snack category products, though parts of our business are not yet back to pre-pandemic levels. In developed markets, increased food purchases for in-home consumption continued to drive net revenue growth, though some markets declined as they lapped the prior-year period's strong volume growth resulting from increased consumer demand due to the pandemic. In emerging markets, we lapped the negative initial impacts we experienced from the pandemic last year, with strong revenue growth this quarter across most of our key markets, though some markets were still challenged. In addition, our sales of our gum and candy products grew as out-of-home consumption continued to recover, as did our world travel business as global travel improved though still below pre-pandemic levels. Favorable currency translation and incremental net revenues from acquisitions also added to revenue growth in the quarter.

Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2020 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2021. Favorable volume/mix in Europe, Latin America, and AMEA, driven by strong volume gains, was partially offset by unfavorable volume/mix in North America. Favorable currency impacts increased net revenues by $89 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the British pound sterling, Chinese yuan, Mexican peso, South African rand, Canadian dollar, Brazilian real, euro and Australian dollar, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso and Turkish lira. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $31 million (constant currency basis), the March 25, 2021 acquisition of Grenade added incremental net revenues of $20 million (constant currency basis) and the January 4, 2021 acquisition of Hu Master Holdings added incremental net revenues of $11 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income increased $159 million (14.0%) to $1,294 million in the third quarter of 2021. Adjusted Operating Income (1) increased $71 million (6.1%) to $1,236 million and Adjusted Operating Income on a constant currency basis (1) increased $52 million (4.5%) to $1,217 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended September 30, 2020	$1,135
Simplify to Grow Program (2)	114
Intangible asset impairment charges (3)	54
Mark-to-market gains from derivatives (4)	(145)
Divestiture-related costs (5)	6
Remeasurement of net monetary position (6)	2
Other/rounding	(1)
Adjusted Operating Income (1) for the Three Months Ended September 30, 2020	$1,165
Higher net pricing	207
Higher input costs	(179)
Favorable volume/mix	15
Higher selling, general and administrative expenses	(22)
Lower amortization of intangible assets	22
Impact from acquisitions (5)	8
Other	1
Total change in Adjusted Operating Income (constant currency) (1)	52	4.5%
Favorable currency translation	19
Total change in Adjusted Operating Income (1)	71	6.1%
Adjusted Operating Income (1) for the Three Months Ended September 30, 2021	$1,236
Simplify to Grow Program (2)	(127)
Mark-to-market gains from derivatives (4)	132
Acquisition integration costs and contingent consideration adjustments (5)	57
Remeasurement of net monetary position (6)	(2)
Impact from pension participation changes (7)	(2)
Operating Income for the Three Months Ended September 30, 2021	$1,294	14.0%
(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and the Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
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
(7)Refer to Note 10, Benefit Plans, for more information.

During the third quarter of 2021, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2020 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2021, was reflected across all regions. Favorable volume/mix was driven by Europe, Latin America and AMEA, partially offset by unfavorable volume/mix in North America. Overall volume/mix benefited from increased demand for most of our snack category products as we continue to recover from the impacts of the pandemic, though some markets were challenged particularly North America, where we lapped high volume growth in the prior-year quarter due to the pandemic. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity and lower incremental COVID-19 related costs. Higher raw material costs were in part due to increased currency exchange transaction costs on imported materials, as well as higher oils, packaging, cocoa, sugar, dairy, grains and other ingredients costs.

Total selling, general and administrative expenses decreased $48 million from the third quarter of 2020, due to a number of factors noted in the table above, including in part, a net benefit from acquisition integration costs and contingent consideration adjustments, lower implementation costs incurred for the Simplify to Grow Program and lapping prior-year divestiture-related costs, which were partially offset by an unfavorable currency impact related to expenses and the impact of acquisitions. Excluding these factors, selling, general and administrative expenses increased $22 million from the third quarter of 2020. The increase was driven primarily by higher advertising and consumer promotion costs, partially offset by lower overhead costs.

Favorable currency changes increased operating income by $19 million due primarily to the strength of several currencies relative to the U.S. dollar, including the British pound sterling, Chinese yuan, South African rand, Canadian dollar, Mexican peso, Australian dollar, Brazilian real and euro, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso and Turkish lira.

Operating income margin increased from 17.0% in the third quarter of 2020 to 18.0% in the third quarter of 2021. The increase was driven primarily by a net benefit from acquisition integration costs and contingent consideration adjustments, lapping prior-year intangible asset impairment charges and lapping prior-year divestiture-related costs, partially offset by an unfavorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities and lower Adjusted Operating Income margin. Adjusted Operating Income margin decreased from 17.5% for the third quarter of 2020 to 17.2% for the third quarter of 2021. The decrease was driven primarily by higher raw material costs, unfavorable product mix and higher advertising and consumer promotion costs, partially offset by higher net pricing, lower overhead costs, lower manufacturing costs and lower amortization of intangible assets.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,258 million increased by $139 million (12.4%) in the third quarter of 2021. Diluted EPS attributable to Mondelēz International was $0.89 in the third quarter of 2021, up $0.11 (14.1%) from the third quarter of 2020. Adjusted EPS (1) was $0.71 in the third quarter of 2021, up $0.07 (10.9%) from the third quarter of 2020. Adjusted EPS on a constant currency basis (1) was $0.70 in the third quarter of 2021, up $0.06 (9.4%) from the third quarter of 2020.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2020	$0.78
Simplify to Grow Program (2)	0.06
Intangible asset impairment charges (2)	0.03
Mark-to-market gains from derivatives (2)	(0.08)
Net earnings from divestitures (3)	(0.01)
Initial impacts from enacted tax law changes (4)	0.02
Gain on equity method investment transactions (5)	(0.19)
Equity method investee items (6)	0.03
Adjusted EPS (1) for the Three Months Ended September 30, 2020	$0.64
Increase in operations	0.02
Impact from acquisition (2)	0.01
Changes in income taxes (4)	0.01
Changes in shares outstanding (7)	0.02
Adjusted EPS (constant currency) (1) for the Three Months Ended September 30, 2021	$0.70
Favorable currency translation	0.01
Adjusted EPS (1) for the Three Months Ended September 30, 2021	$0.71
Simplify to Grow Program (2)	(0.06)
Mark-to-market gains from derivatives (2)	0.08
Acquisition integration costs and contingent consideration adjustments (2)	0.03
Gain on equity method investment transactions (5)	0.13
Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2021	$0.89
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information.
(3)Includes the impact from 2020 partial sales of our equity method investments in KDP and JDE Peet’s and the second quarter 2021 sale of KDP shares as if the sales occurred at the beginning of all periods presented. The third quarter 2021 sale of KDP shares will be reflected on a lag basis in the fourth quarter of 2021.
(4)Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.
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

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in millions, except per share data)
Net revenues	$21,062	$19,283	$1,779	9.2%
Operating income	3,449	2,704	745	27.6%
Net earnings attributable to Mondelēz International	3,297	2,399	898	37.4%
Diluted earnings per share attributable to Mondelēz International	2.33	1.66	0.67	40.4%
Net Revenues – Net revenues increased $1,779 million (9.2%) to $21,062 million in the first nine months of 2021, and Organic Net Revenue (1) increased $991 million (5.1%) to $20,274 million. Developed markets net revenue increased 7.6% and developed markets Organic Net Revenue increased 1.2%. Emerging markets net revenues increased 12.3% and emerging markets Organic Net Revenue increased 12.6% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2021
Change in net revenues (by percentage point)
Total change in net revenues	9.2%
Add back the following items affecting comparability:
Favorable currency	(2.9)	pp
Impact of acquisitions	(1.2)	pp
Total change in Organic Net Revenue (1)	5.1%
Favorable volume/mix	2.6	pp
Higher net pricing	2.5	pp
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 9.2% was driven by our underlying Organic Net Revenue growth of 5.1%, favorable currency and the impact of acquisitions. Overall, we continued to see increased demand for our snack category products, though parts of our business are not yet back to pre-pandemic levels. In developed markets, increased food purchases for in-home consumption continued to drive net revenue growth, though some markets declined as they lapped the prior-year period's strong volume growth resulting from increased consumer demand due to the pandemic. In emerging markets, we lapped the negative initial impacts we experienced from the pandemic last year, with strong revenue growth this year across most of our key markets, though some markets were still challenged. In addition, our sales of our gum and candy products grew as out-of-home consumption continued to recover, as did our world travel business as global travel improved though still below pre-pandemic levels. Favorable currency translation and incremental net revenues from acquisitions also added to revenue growth in the first nine months of 2021.

Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix in AMEA, Europe and Latin America, driven by strong volume gains, was partially offset by unfavorable volume/mix in North America. Net pricing was up, which includes the benefit of carryover pricing from 2020 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2021. Higher net pricing was reflected in all regions. Favorable currency impacts increased net revenues by $560 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Australian dollar, Chinese yuan, Canadian dollar, South African rand, Mexican peso and Swedish krona, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real, Turkish lira and Russian ruble. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $54 million (constant currency basis), the March 25, 2021 acquisition of Grenade added incremental net revenues of $41 million (constant currency basis), the January 4, 2021 acquisition of Hu Master Holdings added incremental net revenues of $27 million and the April 1, 2020 acquisition of Give & Go added incremental net revenues of $106 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income increased $745 million (27.6%) to $3,449 million in the first nine months of 2021. Adjusted Operating Income (1) increased $392 million (12.2%) to $3,605 million and Adjusted Operating Income on a constant currency basis (1) increased $262 million (8.2%) to $3,475 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Nine Months Ended September 30, 2020	$2,704
Simplify to Grow Program (2)	248
Intangible asset impairment charges (3)	144
Mark-to-market losses from derivatives (4)	42
Acquisition integration costs (5)	2
Acquisition-related costs (5)	15
Divestiture-related costs (5)	4
Costs associated with JDE Peet's transaction (6)	48
Remeasurement of net monetary position (7)	7
Other/rounding	(1)
Adjusted Operating Income (1) for the Nine Months Ended September 30, 2020	$3,213
Higher net pricing	488
Higher input costs	(249)
Favorable volume/mix	67
Higher selling, general and administrative expenses	(104)
Lower amortization of intangible assets	58
Impact from acquisitions (5)	5
Other	(3)
Total change in Adjusted Operating Income (constant currency) (1)	262	8.2%
Favorable currency translation	130
Total change in Adjusted Operating Income (1)	392	12.2%
Adjusted Operating Income (1) for the Nine Months Ended September 30, 2021	$3,605
Simplify to Grow Program (2)	(381)
Intangible asset impairment charges (3)	(32)
Mark-to-market gains from derivatives (4)	270
Acquisition integration costs and contingent consideration adjustments (5)	54
Acquisition-related costs (5)	(24)
Gain on acquisition (5)	9
Remeasurement of net monetary position (7)	(10)
Impact from pension participation changes (8)	(47)
Impact from resolution of tax matters (9)	5
Operating Income for the Nine Months Ended September 30, 2021	$3,449	27.6%
(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and the Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
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
During the first nine months of 2021, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2020 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2021, was reflected in all regions. Favorable volume/mix was driven by Europe, AMEA and Latin America, partially offset by unfavorable volume/mix in North America. Overall, volume/mix benefited from volume gains as we lapped the significant negative impacts of the pandemic in many of our key markets, while in North America, we lapped high volume growth in the prior-year period from increased consumer demand due to the pandemic. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity and lower incremental COVID-19 related costs. Higher raw material costs were in part due to increased currency exchange transaction costs on imported materials, as well as higher oils, packaging, cocoa, sugar, grains, nuts and other ingredients costs, partially offset by lower dairy costs.

Total selling, general and administrative expenses increased $119 million from the first nine months of 2020, due to a number of factors noted in the table above, including in part, an unfavorable currency impact related to expenses, incremental expenses from acquisitions, the impact from pension participation changes and higher acquisition-related costs, which were partially offset by a net benefit from acquisition integration costs and contingent consideration adjustments, lower implementation costs incurred for the Simplify to Grow Program, lapping prior-year costs associated with the JDE Peet's transaction and the favorable impact from the resolution of a tax matter. Excluding these factors, selling, general and administrative expenses increased $104 million from the first nine months of 2020. The increase was driven primarily by higher advertising and consumer promotion costs, partially offset by lower overhead costs.

Favorable currency changes increased operating income by $130 million due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Australian dollar, Chinese yuan, Canadian dollar and South African rand, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real, Russian ruble, Turkish lira and Swiss franc.

Operating income margin increased from 14.0% in the first nine months of 2020 to 16.4% in the first nine months of 2021. The increase was driven primarily by a favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, lower intangible asset impairment charges, higher Adjusted Operating Income margin, a net benefit from acquisition integration costs and contingent consideration adjustments and lapping prior-year costs associated with the JDE Peet's transaction, partially offset by higher Simplify to Grow program costs, the impact of pension participation changes and higher acquisition-related costs. Adjusted Operating Income margin increased from 16.7% for the first nine months of 2020 to 17.1% for the first nine months of 2021. The increase was driven primarily by higher net pricing, lower manufacturing costs, lower overhead costs and lower amortization of intangible assets, partially offset by higher raw material costs, unfavorable product mix and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,297 million increased by $898 million (37.4%) in the first nine months of 2021. Diluted EPS attributable to Mondelēz International was $2.33 in the first nine months of 2021, up $0.67 (40.4%) from the first nine months of 2020. Adjusted EPS (1) was $2.17 in the first nine months of 2021, up $0.26 (13.6%) from the first nine months of 2020. Adjusted EPS on a constant currency basis (1) was $2.08 in the first nine months of 2021, up $0.17 (8.9%) from the first nine months of 2020.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2020	$1.66
Simplify to Grow Program (2)	0.14
Intangible asset impairment charges (2)	0.08
Mark-to-market losses from derivatives (2)	0.03
Acquisition-related costs (2)	0.01
Net earnings from divestiture (2) (3)	(0.04)
Costs associated with JDE Peet's transaction (2)	0.21
Impact from pension participation changes (2)	0.01
Loss related to interest rate swaps (4)	0.05
Initial impacts from enacted tax law changes (5)	0.02
Gain on equity method investment transactions (6)	(0.31)
Equity method investee items (7)	0.05
Adjusted EPS (1) for the Nine Months Ended September 30, 2020	$1.91
Increase in operations	0.14
Increase in equity method investment net earnings	0.02
Changes in interest and other expense, net (8)	0.02
Changes in income taxes (5)	(0.05)
Changes in shares outstanding (9)	0.04
Adjusted EPS (constant currency) (1) for the Nine Months Ended September 30, 2021	$2.08
Favorable currency translation	0.09
Adjusted EPS (1) for the Nine Months Ended September 30, 2021	$2.17
Simplify to Grow Program (2)	(0.20)
Intangible asset impairment charges (2)	(0.02)
Mark-to-market gains from derivatives (2)	0.16
Acquisition integration costs and contingent consideration adjustments (2)	0.03
Acquisition-related costs (2)	(0.01)
Net earnings from divestiture (2) (3)	0.01
Remeasurement of net monetary position (2)	(0.01)
Impact from pension participation changes (2)	(0.02)
Loss on debt extinguishment (10)	(0.07)
Initial impacts from enacted tax law changes (5)	(0.07)
Gain on equity method investment transactions (6)	0.40
Equity method investee items (7)	(0.04)
Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2021	$2.33
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information. Within earnings per share, taxes related to the JDE Peet's transaction are included in costs associated with the JDE Peet's transaction.
(3)Includes the impact from 2020 partial sales of our equity method investments in KDP and JDE Peet’s and the second quarter 2021 sale of KDP shares as if the sales occurred at the beginning of all periods presented. The third quarter 2021 sale of KDP shares will be reflected on a lag basis in the fourth quarter of 2021.
(4)Refer to Note 9, Financial Instruments, for information on our interest swaps that we no longer designate as cash flow hedges.
(5)Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.

(6)Refer to Note 6, Equity Method Investments, for more information on the gain on equity method investment transactions.
(7)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.
(8)Excludes the currency impact on interest expense related to non-U.S. dollar-denominated debt, which is included in currency translation.
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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net revenues:
Latin America	$751	$610	$2,089	$1,847
AMEA	1,629	1,470	4,826	4,209
Europe	2,714	2,526	8,035	7,248
North America	2,088	2,059	6,112	5,979
Net revenues	$7,182	$6,665	$21,062	$19,283
Earnings before income taxes:
Operating income:
Latin America	$91	$77	$221	$149
AMEA	267	210	842	615
Europe	508	432	1,478	1,201
North America	363	387	932	1,192
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	132	145	270	(42)
General corporate expenses	(35)	(66)	(177)	(253)
Amortization of intangible assets	(32)	(50)	(102)	(143)
Gain on acquisition	—	—	9	—
Acquisition-related costs	—	—	(24)	(15)
Operating income	1,294	1,135	3,449	2,704
Benefit plan non-service income	37	38	135	102
Interest and other expense, net	(82)	(89)	(358)	(364)
Earnings before income taxes	$1,249	$1,084	$3,226	$2,442

Latin America

	For the Three Months Ended September 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$751	$610	$141	23.1%
Segment operating income	91	77	14	18.2%

	For the Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$2,089	$1,847	$242	13.1%
Segment operating income	221	149	72	48.3%

Three Months Ended September 30:

Net revenues increased $141 million (23.1%), due to higher net pricing (15.1 pp) and favorable volume/mix (10.8 pp), partially offset by unfavorable currency (2.8 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the region lapped a weak prior-year quarter impacted by pandemic-related lockdowns. Favorable volume/mix was driven by gains in chocolate, biscuits, gum and candy, partially offset by declines in refreshment beverages and cheese & grocery. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region, primarily the Argentinean peso, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real.

Segment operating income increased $14 million (18.2%), primarily due to higher net pricing, favorable volume/mix and lower manufacturing costs (productivity and lower incremental COVID-19 related costs) and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses and unfavorable currency.

Nine Months Ended September 30:

Net revenues increased $242 million (13.1%), due to higher net pricing (13.1 pp) and favorable volume/mix (7.6 pp), partially offset by unfavorable currency (7.6 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the region lapped a weak prior-year period impacted by pandemic-related lockdowns. Favorable volume/mix was driven by gains in chocolate, biscuits, gum and candy, partially offset by declines in refreshment beverages and cheese & grocery. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to several currencies in the region including the Argentinian peso and Brazilian real, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Mexican peso.

Segment operating income increased $72 million (48.3%), primarily due to higher net pricing, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), favorable volume/mix, lower costs incurred for the Simplify to Grow Program and the favorable impact from the resolution of a tax matter. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs and unfavorable currency.

AMEA

	For the Three Months Ended September 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$1,629	$1,470	$159	10.8%
Segment operating income	267	210	57	27.1%

	For the Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$4,826	$4,209	$617	14.7%
Segment operating income	842	615	227	36.9%

Three Months Ended September 30:

Net revenues increased $159 million (10.8%), due to favorable volume/mix (3.9 pp), favorable currency (3.0 pp), the impact of an acquisition (2.1 pp) and higher net pricing (1.8 pp). Favorable volume/mix reflected overall volume gains from increased demand for most of our snack category products as we continue to recover from the impacts of the pandemic, though some markets were still challenged. Favorable volume/mix was driven by gains in chocolate, gum and candy, partially offset by declines in cheese & grocery, biscuits and refreshment beverages. Favorable currency impacts were due to the strength of most currencies relative to the U.S. dollar, including the Chinese yuan, South African rand and Australian dollar. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $31 million (constant currency basis) in the third quarter of 2021. Higher net pricing was reflected across all categories except cheese & grocery and candy.

Segment operating income increased $57 million (27.1%), primarily due to lower manufacturing costs driven by productivity, higher net pricing, lower costs incurred for the Simplify to Grow Program, favorable currency, favorable volume/mix, lapping prior-year divestiture-related costs and the impact of an acquisition. These favorable items were partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Nine Months Ended September 30:

Net revenues increased $617 million (14.7%), due to favorable volume/mix (5.7 pp), favorable currency (5.5 pp), higher net pricing (2.2 pp) and the impact of an acquisition (1.3 pp). Favorable volume/mix reflected net overall volume gains as the negative impacts from the pandemic that we experienced in the prior-year period subsided across most of the region, though some markets were still challenged. Favorable volume/mix was driven by gains in chocolate, gum, biscuits and candy, partially offset by declines in cheese & grocery and refreshment beverages. Favorable currency impacts were due to the strength of most currencies relative to the U.S. dollar, including the Australian dollar, Chinese yuan, South African rand, New Zealand dollar and Philippine peso. Higher net pricing was reflected across all categories except cheese & grocery. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $54 million (constant currency basis) in the first nine months of 2021.

Segment operating income increased $227 million (36.9%), primarily due to lower manufacturing costs (productivity and lower incremental COVID-19 related costs), higher net pricing, favorable volume/mix, favorable currency, lower costs incurred for the Simplify to Grow Program, the impact of an acquisition and lapping prior-year intangible asset impairment charges. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs and higher other selling, general and administrative expenses.

Europe

	For the Three Months Ended September 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$2,714	$2,526	$188	7.4%
Segment operating income	508	432	76	17.6%

	For the Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$8,035	$7,248	$787	10.9%
Segment operating income	1,478	1,201	277	23.1%

Three Months Ended September 30:

Net revenues increased $188 million (7.4%), due to favorable volume/mix (3.1 pp), favorable currency (2.0 pp), higher net pricing (1.5 pp) and the impact of an acquisition (0.8 pp). Favorable volume/mix was driven by strong volume growth as we experienced increased demand for most of our snack category products and our world travel business continued to recover as global travel improved though still below pre-pandemic levels. Favorable volume/mix was driven by gains in chocolate, biscuits and cheese & grocery, partially offset by declines in gum, candy and refreshment beverages. Favorable currency impacts reflected the strength of most currencies in the region relative to the U.S. dollar, including the British pound sterling, euro, Norwegian krone, Russian ruble and Swedish krona, partially offset by the strength of the U.S. dollar relative to a few currencies, including the Turkish lira and Polish zloty. Higher net pricing was reflected across all categories except cheese & grocery. The March 25, 2021 acquisition of Grenade added incremental net revenues of $20 million (constant currency basis) in the third quarter of 2021.

Segment operating income increased $76 million (17.6%), primarily due to lower Simplify to Grow Program costs, higher net pricing, favorable volume/mix, lower other selling, general and administrative expenses, favorable currency and lower manufacturing costs (productivity and lower incremental COVID-19 related costs). These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs and acquisition integration costs incurred in the quarter.

Nine Months Ended September 30:

Net revenues increased $787 million (10.9%), due to favorable currency (5.9 pp), favorable volume/mix (3.2 pp), higher net pricing (1.2 pp) and the impact of an acquisition (0.6 pp). Favorable currency impacts reflected the strength of most currencies in the region relative to the U.S. dollar, including the euro, British pound sterling, Swedish krona, Norwegian krone, Czech koruna and Polish zloty, partially offset by the strength of the U.S. dollar relative to a few currencies, including the Turkish lira and Russian ruble. Favorable volume/mix was driven by strong volume growth as we experienced increased demand for most of our snack category products and our world travel business continued to recover as global travel improved though still below pre-pandemic levels. Favorable volume/mix was driven by gains in chocolate, biscuits, cheese & grocery, and refreshment beverages, partially offset by declines in gum and candy. Higher net pricing was reflected across all categories except cheese & grocery. The March 25, 2021 acquisition of Grenade added incremental net revenues of $41 million (constant currency basis) in the first nine months of 2021.

Segment operating income increased $277 million (23.1%), primarily due to favorable volume/mix, favorable currency, higher net pricing, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), lower Simplify to Grow Program costs, lapping prior-year intangible asset impairment charges and lower other selling, general and administrative expenses. These favorable items were partially offset by higher raw material costs, the impact of pension participation changes, higher advertising and consumer promotion costs and acquisition integration costs incurred in the first nine months of 2021.

North America

	For the Three Months Ended September 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$2,088	$2,059	$29	1.4%
Segment operating income	363	387	(24)	(6.2)%

	For the Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$6,112	$5,979	$133	2.2%
Segment operating income	932	1,192	(260)	(21.8)%

Three Months Ended September 30:

Net revenues increased $29 million (1.4%), due to higher net pricing (2.4 pp), the impact of an acquisition (0.6 pp) and favorable currency (0.5 pp), partially offset by unfavorable volume/mix (2.1 pp). Higher net pricing was reflected across all categories. The January 4, 2021 acquisition of Hu Master Holdings added incremental net revenues of $11 million in the third quarter of 2021. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. Unfavorable volume mix reflected volume declines as the region lapped a very strong prior-year quarter that reflected significantly increased food purchases for in-home consumption due to the pandemic. Unfavorable volume/mix was driven by a decline in biscuits, candy and chocolate, partially offset by a gain in gum.

Segment operating income decreased $24 million (6.2%), primarily due to higher Simplify to Grow Program costs, higher raw material costs and unfavorable volume/mix. These unfavorable items were partially offset by a net benefit from acquisition integration costs and contingent consideration adjustments, higher net pricing, lapping prior-year intangible asset impairment charges, lower manufacturing costs (primarily lower incremental COVID-19 related costs), lower advertising and consumer promotion costs and lower other selling, general and administrative expenses.

Nine Months Ended September 30:

Net revenues increased $133 million (2.2%), due to the impact of acquisitions (2.2 pp), higher net pricing (1.1 pp) and favorable currency (0.7 pp), partially offset by unfavorable volume/mix (1.8 pp). The April 1, 2020 acquisition of Give & Go added incremental net revenues of $106 million and the January 4, 2021 acquisition of Hu Master Holdings added incremental net revenues of $27 million in the first nine months of 2021. Higher net pricing was driven by biscuits, chocolate and gum, partially offset by lower net pricing in candy. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. Unfavorable volume mix reflected volume declines as the region lapped a very strong prior-year period that reflected significantly increased food purchases for in-home consumption due to the pandemic. Unfavorable volume/mix was driven by declines in biscuits, candy, gum and chocolate.

Segment operating income decreased $260 million (21.8%), primarily due to higher Simplify to Grow Program costs, unfavorable volume/mix, higher raw material costs and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing, a net benefit from acquisition integration costs and contingent consideration adjustments, lower other selling, general and administrative expenses, lower intangible asset impairment charges, lower manufacturing costs (lower incremental COVID-19 related costs and productivity), favorable currency and the impact of acquisitions.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and long-term debt will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures, payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. In light of the ongoing uncertainty related to the COVID-19 pandemic, however, an economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could also impair our banking and other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. Any of these and other developments could materially harm our access to capital or financial condition. We carry $7.0 billion of undrawn credit facilities, continue to utilize our commercial paper program and international credit lines, and we secured and continue to evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. In addition, our publicly-traded investments in KDP and JDEP had a fair value of $6.0 billion as of September 30, 2021 and are available as a source of additional liquidity. In 2020, we sold portions of our stakes in these businesses worth $2.5 billion in total, and in the first nine months of 2021, we sold an additional $1.5 billion worth of KDP shares. Overall, at this time, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity; however, if a serious economic or credit market crisis were to occur, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Net Cash Provided by Operating Activities:
Net cash provided by operating activities was $2,720 million in the first nine months of 2021 and $2,315 million in the first nine months of 2020. The increase in net cash provided by operating activities was due primarily to higher earnings and lower working capital requirements, partially offset by higher tax payments and lower dividends received from our equity method investments.

Net Cash Provided by/(Used in) Investing Activities:
Net cash provided by investing activities was $106 million in the first nine months of 2021 and net cash used in investing activities was $357 million in the first nine months of 2020. The change was due primarily to lower cash expenditures for acquisitions (refer to Note 2, Acquisitions and Divestitures) and higher cash proceeds from the sale of shares in our equity method investments (refer to Note 6, Equity Method Investments). We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2021 capital expenditures to be approximately $1.0 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:
Net cash used in financing activities was $2,971 million in the first nine months of 2021 and $495 million in the first nine months of 2020. The increase in cash used in financing activities was primarily due to higher amounts of net long-term debt repayments, higher share repurchases and higher dividends paid in the first nine months of 2021 than in the same prior-year period.

Chipita Acquisition
We expect our acquisition of Chipita S.A. to close in the first half of 2022 and to pay approximately €1.7 billion ($2.0 billion) in cash for the business, which we have raised through issuing long-term debt primarily in the third quarter of 2021. Refer to Note 2, Acquisitions and Divestitures, and Note 8, Debt and Borrowing Arrangements, for additional details.

Debt:
From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first nine months of 2021. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Due to seasonality, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The second half of the year typically generates higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 73.0% (or $15.4 billion) of the $21.1 billion of consolidated net revenue in the nine months ended September 30, 2021. The operations held by MIHN represented approximately

81.3% (or $22.6 billion) of the $27.8 billion of net assets as of September 30, 2021 and 76.2% (or $21.1 billion) of the $27.7 billion of net assets as of December 31, 2020.

During December 2020, our Board of Directors approved a new $6.0 billion long-term financing authority to replace the prior $8.0 billion authority. As of September 30, 2021, we had approximately $40.0 million of long-term financing authority remaining.

In the next 12 months, we expect to repay approximately $2.0 billion of maturing long-term debt: $0.3 billion in December 2021, $1.2 billion in July 2022 and $0.5 billion in September 2022. We expect to fund these repayments with cash on hand, as well as short-term and long-term debt.

Our total debt was $20.0 billion at September 30, 2021 and $20.0 billion at December 31, 2020. Our debt-to-capitalization ratio was 0.42 at September 30, 2021 and 0.42 at December 31, 2020. At September 30, 2021, the weighted-average term of our outstanding long-term debt was 9.6 years. Our average daily commercial paper borrowings outstanding were $0.5 billion in the first nine months of 2021 and $3.0 billion in the first nine months of 2020. We had commercial paper outstanding totaling $184 million as of September 30, 2021 and no commercial paper borrowings outstanding at December 31, 2020. We expect to continue to use cash or commercial paper to finance various short-term financing needs. Through September 30, 2021, we continue to comply with our debt covenants. Refer to Note 8, Debt and Borrowing Arrangements.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first nine months of 2021, the primary drivers of the increase in our aggregate commodity costs were higher currency exchange transaction costs on imported materials, as well as increased costs for oils, packaging, cocoa, sugar, grains, nuts and other ingredients costs.

A number of external factors such as the current COVID-19 global pandemic, climate and weather conditions, commodity, transportation and labor market conditions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, such as dairy, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Due to competitive or market conditions, planned trade or promotional incentives, fluctuations in currency exchange rates or other factors, our pricing actions may also lag commodity cost changes temporarily.

As a result of international supply chain, transportation and labor market disruptions and generally higher commodity, transportation and labor costs in the third quarter of 2021, we expect price volatility and a higher aggregate cost environment to continue in the remainder of 2021 and into 2022. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 8, Debt and Borrowing Arrangements, for information on debt transactions during 2021. There were no other material developments or changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, to our condensed consolidated financial statements and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for more information on our stock plans, grant activity and share repurchase program for the nine months ended September 30, 2021.

As of September 30, 2021, our Board of Directors has authorized share repurchases up to $23.7 billion through December 31, 2023. Under this program, we have repurchased approximately $19.7 billion of shares through

September 30, 2021 ($1.8 billion in the first nine months of 2021, $1.4 billion in 2020, $1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013), at a weighted-average cost of $41.74 per share.

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

Dividends:
We paid dividends of $1,337 million in the first nine months of 2021 and $1,227 million in the first nine months of 2020. The third quarter 2021 dividend of $0.35 per share, declared on July 27, 2021 for shareholders of record as of September 30, 2021, was paid on October 14, 2021. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “seek,” “aim,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact of the COVID-19 pandemic on our business including consumer demand, costs, product mix, the availability of our products, our strategic initiatives, our and our partners’ global supply chains, operations, technology, assets and routes to market, and our financial performance; our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; volatility in global consumer, commodity, transportation, labor, currency and capital markets; price volatility, inflation and pricing actions; the cost environment, including higher operating, raw material, transportation, labor and fuel costs, factors affecting costs and measures we are taking to address increased costs; supply, transportation and labor constraints; snack consumption and our ability to meet demand for our products; our tax rate, tax positions, tax proceedings and the impact of potential U.S. and other tax reform on our results; the U.K.'s separation from the E.U. and its impact on our business and results, including in connection with disagreements on trade terms, delays affecting our supply chain or distribution, disruptions to sales or collections, or further increases in inflationary cost pressures; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices, supply and availability; our investments including in JDE Peet's and KDP and our ownership interest in those investments;

strategic transactions, including the Chipita acquisition; innovation; political, business and economic conditions and volatility; currency exchange rates, controls and restrictions, volatility in foreign currencies and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our Argentinean subsidiaries and the potential for and impacts from currency devaluation in other countries; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper; our capital structure and liquidity, credit availability and our ability to raise capital, and the impact of market disruptions on us, our counterparties and our business partners; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities and other obligations; share repurchases; dividends; long-term value for our shareholders; the characterization of 2021 distributions as dividends; compliance with our debt covenants; and our contractual and other obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic, including the spread of new variants of COVID-19. Important factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, uncertainty about the effectiveness of efforts by health officials and governments to control the spread of COVID-19 and inoculate and treat populations impacted by COVID-19; uncertainty about the reimposition or lessening of restrictions imposed by governments intended to mitigate the spread of COVID-19 and the magnitude, duration, geographic reach and impact on the global economy of COVID-19; the ongoing, and uncertain future, impact of the COVID-19 pandemic on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows and liquidity; risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; tax matters including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes; use of information technology and third party service providers; unanticipated disruptions to our business, such as the malware incident, cyberattacks or other security breaches; global or regional health pandemics or epidemics, including COVID-19; competition; protection of our reputation and brand image; changes in consumer preferences and demand and our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with customers, suppliers or distributors; legal, regulatory, tax or benefit law changes, claims or actions; the impact of climate change on our supply chain and operations; strategic transactions; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of and access to capital or other markets and our liquidity; pension costs; the expected discontinuance of London Interbank Offered Rates and transition to any other interest rate benchmark; and our ability to protect our intellectual property and intangible assets. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

•“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses, divestiture-related costs (2), acquisition-related costs, and acquisition integration costs and contingent consideration adjustments (2); the operating results of divestitures (2); remeasurement of net monetary position (5); mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts (6); impact from resolution of tax matters (7); CEO transition remuneration (8); impact from pension participation changes (9); initial impacts from enacted tax law changes (10); and costs associated with the JDE Peet's transaction. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

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

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. In the second quarter of 2021, we added to the non-GAAP definitions the exclusion of initial impacts from enacted tax law changes (refer to footnote (10) below). In the third quarter of 2021, we also added the exclusion of contingent consideration adjustments (refer to footnote (2) below) and the mark-to-market impacts from equity method investment transaction derivative contracts (refer to footnote (6) below).
(2)Divestitures include completed sales of businesses (including the partial or full sale of an equity method investment) and exits of major product lines upon completion of a sale or licensing agreement. As we record our share of KDP and JDE Peet’s ongoing earnings on a one-quarter lag basis, any KDP or JDE Peet’s ownership reductions are reflected as divestitures within our non-GAAP results the following quarter. During the third quarter of 2021, we began to exclude the impact of certain adjustments made to our acquisition contingent consideration liabilities that were recorded at the date of acquisition. We made this adjustment to better facilitate comparisons of our underlying operating performance across periods. See Note 2, Acquisitions and Divestitures, and Note 6, Equity Method Investments, for information on acquisitions and divestitures impacting the comparability of our results.
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
(6)We exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency and equity method investment transaction derivative contracts from our non-GAAP earnings measures. The mark-to-market impacts of commodity and forecasted currency transaction derivatives are excluded until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we make this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We exclude equity method investment transaction derivative contract settlements as they represent protection of value for future divestitures.
(7)Refer to Note 12, Commitments and Contingencies – Tax Matters, in this report, and Note 14, Commitments and Contingencies – Tax Matters, in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenues	$2,584	$4,598	$7,182	$2,289	$4,376	$6,665
Impact of currency	(16)	(73)	(89)	—	—	—
Impact of acquisitions	—	(62)	(62)	—	—	—
Organic Net Revenue	$2,568	$4,463	$7,031	$2,289	$4,376	$6,665

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenues	$7,440	$13,622	$21,062	$6,623	$12,660	$19,283
Impact of currency	18	(578)	(560)	—	—	—
Impact of acquisitions	—	(228)	(228)	—	—	—
Organic Net Revenue	$7,458	$12,816	$20,274	$6,623	$12,660	$19,283

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts; acquisition integration costs and contingent consideration adjustments; acquisition-related costs; divestiture-related costs; gain on an acquisition; the remeasurement of net monetary position; impact from pension participation changes: costs associated with JDE Peet's transaction; and impact from resolution of tax matters. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in millions)
Operating Income	$1,294	$1,135	$159	14.0%
Simplify to Grow Program (1)	127	114	13
Intangible asset impairment charges (2)	—	54	(54)
Mark-to-market gains from derivatives (3)	(132)	(145)	13
Acquisition integration costs and contingent consideration adjustments (4)	(57)	—	(57)
Divestiture-related costs (4)	—	6	(6)
Remeasurement of net monetary position (5)	2	2	—
Impact from pension participation changes (6)	2	—	2
Other/rounding	—	(1)	1
Adjusted Operating Income	$1,236	$1,165	$71	6.1%
Favorable currency translation	(19)	—	(19)
Adjusted Operating Income (constant currency)	$1,217	$1,165	$52	4.5%

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in millions)
Operating Income	$3,449	$2,704	$745	27.6%
Simplify to Grow Program (1)	381	248	133
Intangible asset impairment charges (2)	32	144	(112)
Mark-to-market (gains)/losses from derivatives (3)	(270)	42	(312)
Acquisition integration costs and contingent consideration adjustments (4)	(54)	2	(56)
Acquisition-related costs (4)	24	15	9
Divestiture-related costs (4)	—	4	(4)
Gain on acquisition (4)	(9)	—	(9)
Remeasurement of net monetary position (5)	10	7	3
Impact from pension participation changes (6)	47	—	47
Costs associated with JDE Peet's transaction (7)	—	48	(48)
Impact from resolution of tax matters (8)	(5)	—	(5)
Other/rounding	—	(1)	1
Adjusted Operating Income	$3,605	$3,213	$392	12.2%
Favorable currency translation	(130)	—	(130)
Adjusted Operating Income (constant currency)	$3,475	$3,213	$262	8.2%

(1)Refer to Note 7, Restructuring Program, for more information.
(2)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(3)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and the Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity, forecasted currency and equity method investment transaction derivatives.
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
(6)Refer to Note 10, Benefit Plans, for more information.
(7)Refer to Note 6, Equity Method Investments, for more information on the JDE Peet's transaction.
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

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.89	$0.78	$0.11	14.1%
Simplify to Grow Program (2)	0.06	0.06	—
Intangible asset impairment charges (2)	—	0.03	(0.03)
Mark-to-market gains from derivatives (2)	(0.08)	(0.08)	—
Acquisition integration costs and contingent consideration adjustments (2)	(0.03)	—	(0.03)
Net earnings from divestitures (3)	—	(0.01)	0.01
Initial impacts from enacted tax law changes (4)	—	0.02	(0.02)
Gain on equity method investment transactions (5)	(0.13)	(0.19)	0.06
Equity method investee items (6)	—	0.03	(0.03)
Adjusted EPS	$0.71	$0.64	$0.07	10.9%
Favorable currency translation	(0.01)	—	(0.01)
Adjusted EPS (constant currency)	$0.70	$0.64	$0.06	9.4%

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.33	$1.66	$0.67	40.4%
Simplify to Grow Program (2)	0.20	0.14	0.06
Intangible asset impairment charges (2)	0.02	0.08	(0.06)
Mark-to-market (gains)/losses from derivatives (2)	(0.16)	0.03	(0.19)
Acquisition integration costs and contingent consideration adjustments (2)	(0.03)	—	(0.03)
Acquisition-related costs (2)	0.01	0.01	—
Net earnings from divestiture (2)	(0.01)	(0.04)	0.03
Costs associated with JDE Peet's transaction (2)	—	0.21	(0.21)
Remeasurement of net monetary position (2)	0.01	—	0.01
Impact from pension participation changes (2)	0.02	0.01	0.01
Loss related to interest rate swaps (7)	—	0.05	(0.05)
Loss on debt extinguishment (8)	0.07	—	0.07
Initial impacts from enacted tax law changes (4)	0.07	0.02	0.05
Gain on equity method investment transactions (5)	(0.40)	(0.31)	(0.09)
Equity method investee items (6)	0.04	0.05	(0.01)
Adjusted EPS	$2.17	$1.91	$0.26	13.6%
Favorable currency translation	(0.09)	—	(0.09)
Adjusted EPS (constant currency)	$2.08	$1.91	$0.17	8.9%

(1)The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended September 30, 2021, taxes for the: Simplify to Grow Program were $(32) million, mark-to-market gains from derivatives were $24 million, acquisition integration costs and contingent consideration adjustments were $15 million and gain on equity method transactions were $59 million.
•For the three months ended September 30, 2020, taxes for the: Simplify to Grow Program were $(22) million, intangible asset impairment charges were $(12) million, mark-to-market gains from derivatives were $27 million, net earnings from divestitures were $8 million, initial impacts from enacted tax law changes were $30 million, gain on equity method investment transactions were $77 million and equity method investee items were $(1) million.
•For the nine months ended September 30, 2021, taxes for the: Simplify to Grow Program were $(98) million, intangible asset impairment charges were $(8) million, mark-to-market gains from derivatives were $42 million, acquisition-related costs were $(4) million, acquisition integration costs and contingent consideration adjustments were $14 million, net earnings from divestitures were $4 million, remeasurement of net monetary position were zero, impact from pension participation changes were $(8) million, loss on debt extinguishment were $(34) million, initial impacts from enacted tax law changes were $95 million, gain on equity method investment transactions were $184 million and equity method investee items were $(4) million.
•For the nine months ended September 30, 2020, taxes for the: Simplify to Grow Program were $(55) million, intangible asset impairment charges were $(33) million, mark-to-market losses from derivatives were $(5) million, acquisition-related costs were zero, net earnings from divestiture were $17 million, costs associated with the JDE Peet's transaction were $261 million, impact from pension participation changes were $(2) million, loss related to interest rate swaps were $(24) million, initial impacts from enacted tax law changes were $30 million, gain on equity method investment transactions were $94 million and equity method investee items were $(5) million.
(2)See the Adjusted Operating Income table above and the related footnotes for more information.
(3)Includes the impact from 2020 partial sales of our equity method investments in KDP and JDE Peet’s and the second quarter 2021 sale of KDP shares as if the sales occurred at the beginning of all periods presented. The third quarter 2021 sale of KDP shares will be reflected on a lag basis in the fourth quarter of 2021.
(4)Refer to Note 14, Income Taxes, and the Non-GAAP Financial Measures section for more information on the impact.
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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the nine months ended September 30, 2021. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and unforeseen conditions such as the current COVID-19 global pandemic. Refer to Recent Developments and Significant Items Affecting Comparability and Financial Outlook above for updates on recent supply chain, transportation, labor and other disruptions that are increasing operating costs and impacting our results. To manage input cost volatility and inflation, we enter into forward purchase agreements and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2021. Many of our employees and those of our outsourcing partners and other accounting service providers continued to work remotely as a significant number of our and their offices were closed in response to the COVID-19 pandemic. There were no material changes in our internal controls over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended September 30, 2021.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2021 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1-31, 2021	1,977,156	$63.34	1,973,328	$4,157
August 1-31, 2021	2,947,430	62.47	2,945,511	3,973
September 1-30, 2021	270,432	62.09	270,143	3,956
For the Quarter Ended September 30, 2021	5,195,018	62.78	5,188,982

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 3,828 shares, 1,919 shares and 289 shares for the fiscal months of July, August and September 2021, respectively.
(2)Our Board of Directors has authorized the repurchase of $23.7 billion of our Common Stock through December 31, 2023. Authorizations to increase and extend the program duration included: $4.0 billion on December 2, 2020, $6.0 billion on January 31, 2018, $6.0 billion on July 29, 2015, $1.7 billion on December 3, 2013, $6.0 billion on August 6, 2013 (cumulatively including amounts authorized on March 12, 2013) and the lesser of 40 million shares and $1.2 billion on March 12, 2013. Since the program inception on March 12, 2013 through September 30, 2021, we have repurchased $19.7 billion, and as of September 30, 2021, we had approximately $4.0 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
(3)Dollar values stated in millions.

Item 6. Exhibits.

Exhibit Number	Description
4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.
4.2
Fourth Supplemental Indenture, dated as of September 9, 2021, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, paying agent, transfer agent and registrar (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2021).

4.3
Fifth Supplemental Indenture, dated as of September 24, 2021, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2021).

10.1
Mondelez International Holdings Netherlands B.V. Deed of Adherence to the Investor Rights Agreement, dated July 23, 2021, and Deed of Assignment of Rights Under the Investor Rights Agreement between Mondelez Coffee HoldCo B.V. and Mondelez International Holdings Netherlands B.V., dated July 23, 2021.

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
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

November 2, 2021