Form 10-K
period 2021-12-31
Mondelez International, Inc.
filed 2022-02-04
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2021, was $85.8 billion. At January 28, 2022, there were 1,388,328,044 shares of the registrant’s Class A Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 18, 2022 are incorporated by reference into Part III hereof.

Mondelēz International, Inc.
In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.
i

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “likely,” “drive,” “seek,” “aim,” “potential,” “project,” “objective,” “target,” “commitment,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact of the COVID-19 pandemic and related disruptions on our business including consumer demand, costs, product mix, the availability of and our ability to deliver our products, our strategic initiatives, our and our partners’ global supply chains, operations, technology, assets and routes to market, and our financial performance; our future performance, including our future revenue growth, profitability and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; our leadership position in snacking; our ability to meet consumer needs and demand and identify innovation and renovation opportunities; operational improvements and efficiencies; volatility in global consumer, commodity, transportation, labor, currency and capital markets; price volatility, inflation and pricing actions; the cost environment, including higher operating, raw material, transportation, labor and fuel costs, factors affecting costs and measures we are taking to address increased costs; supply, transportation and labor disruptions and constraints; consumer behavior, mobility and consumption and demand trends and our business in developed and emerging markets, our channels, our brands and our categories; our tax rate, tax positions, tax proceedings, tax estimates, valuation allowances and the impact on us of potential U.S. and global tax reform; market share and our market position; the separation of the United Kingdom (“U.K.”) from the European Union (“E.U.”) and its impact on our business and results, including in connection with disagreements on trade terms, delays affecting our supply chain or distribution, disruptions to sales or collections, or further increases in inflationary cost pressures; advertising and promotion bans and restrictions in the U.K.; the costs of, timing of expenditures under and completion of our restructuring program; category growth; consumer snacking behaviors; commodity prices, supply and availability; our investments and the results and potential of those investments, including our investments in JDE Peet's and KDP; research, development and innovation; our digital transformation program; political, business and economic conditions and volatility; the effect of the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or key commodities and potential changes in U.S. trade programs, trade relations, regulations, taxes or fiscal policies; currency exchange rates, controls and restrictions, volatility in foreign currencies and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our Argentinean subsidiaries and the potential for and impacts from currency devaluation in other countries; our digital commerce channel strategies; manufacturing and distribution capacity; changes in laws and regulations, regulatory compliance and related costs; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension obligations, expenses, contributions and assumptions; employee benefit plan expenses, obligations and assumptions; compensation expense; human capital matters; our goal of net zero greenhouse gas emissions; our other environmental, social and governance strategies, goals, targets and initiatives and the impacts of climate change; our efforts to become a more sustainable snacking company; our ability to prevent and respond to cybersecurity breaches and disruptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper; our capital structure, credit availability and our ability to raise capital, and the impact of market disruptions on us, our counterparties and our business partners; the planned phase out of London Interbank Offered Rates; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities and other obligations; share repurchases; dividends; long-term value for our shareholders; guarantees; compliance with our debt covenants; and our contractual and other obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic, including the spread of new variants of COVID-19 such as Omicron. Important factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, uncertainty about the effectiveness of efforts by health officials and governments to control the spread of COVID-19 and inoculate and treat populations impacted by COVID-19; uncertainty about the reimposition or lessening of restrictions imposed by governments intended to mitigate the spread of COVID-19 and the magnitude, duration, geographic reach and impact on the global economy of COVID-19; the ongoing, and uncertain future, impact of the COVID-19 pandemic on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows and liquidity; risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; volatility of commodity and other input costs and availability of commodities; weakness in economic conditions; weakness in consumer spending; pricing actions; tax matters including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes; use of information technology and third party service providers; unanticipated disruptions to our business, such as the 2017 malware incident, cyberattacks or other security breaches; global or regional health pandemics or epidemics, including COVID-19; competition and our response to channel shifts and pricing and other competitive pressures; promotion and protection of our reputation and brand image; changes in consumer preferences and demand and our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce and shifts in labor availability; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with customers, suppliers or distributors; compliance with legal, regulatory, tax and benefit laws and related changes, claims or actions; the impact of climate change on our supply chain and operations; strategic transactions; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; volatility of and access to capital or other markets, the effectiveness of our cash management programs and our liquidity; pension costs; the expected discontinuance of London Interbank Offered Rates and transition to any other interest rate benchmark; and our ability to protect our intellectual property and intangible assets. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

PART I
Item 1. Business.

General

Mondelēz International’s purpose is to empower people to snack right. We sell our products in over 150 countries around the world. We are one of the world’s largest snack companies with global net revenues of $28.7 billion and net earnings of $4.3 billion in 2021. We make and sell primarily snacks, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy, as well as various cheese & grocery and powdered beverage products. Our portfolio includes snack brands such as Cadbury, Milka and Toblerone chocolate; Oreo, belVita and LU biscuits; Halls candy; Trident gum and Tang powdered beverages.

We strive to create a positive impact on the world and communities in which we operate while driving business performance. Our goal is to lead the future of snacking around the world by offering the right snack, for the right moment, made the right way. We aim to deliver a broad range of delicious, high-quality snacks that nourish life’s moments, made with sustainable ingredients and packaging that consumers can feel good about. We remain committed to driving longstanding and enduring positive change in the world.

Mondelēz International at a Glance

Strategy

We aim to be the global leader in snacking by focusing on growth, execution and culture. Our strategic plan builds on our strong foundations, including our unique portfolio of iconic global and local brands, our attractive global footprint, our market leadership in developed and emerging markets, our deep innovation, marketing and distribution capabilities, and our profit dollar expansion in recent years that allows us to make ongoing investments in our brands and capabilities.

Our plan to drive long-term growth includes three strategic priorities:

•Accelerate consumer-centric growth. Our consumers are the reason we want to be the best snacking company in the world, and we put them at the heart of everything we do. With our consumers in mind, we are focused on accelerating growth by investing in both our global and local brands. We are working to implement innovative ideas and programs, drive growth in new channels, and build and develop new and existing partnerships that serve our consumers. As demands on consumers’ time increase and consumer eating habits evolve, we aim to meet consumers' snacking needs. We plan to test, learn and scale new product offerings quickly to meet diverse and evolving local and global snacking demand.

•Drive operational excellence. Our operational excellence and continuous improvement plans include a special focus on the consumer-facing areas of our business and optimizing our sales, marketing and customer service efforts. To drive productivity gains and cost improvements across our business, we also plan to continue leveraging our global shared services platform, driving greater efficiencies in our supply chain and applying strong cost discipline across our operations. We expect the improvements and efficiencies we drive will fuel our growth and continue to expand profit dollars. At the same time, we are continuing our efforts to sustainably source key ingredients, reduce our end-to-end environmental impact and innovate our processes and packaging to reduce waste and promote recycling.

•Build a winning growth culture. To support the acceleration of our growth, we are becoming more agile, digital and local-consumer focused. We are committed to investing in a diverse and talented workforce that helps our business move forward with greater speed and agility. We empower our local teams to innovate and deliver consumers’ snacking needs while continuing to leverage our global scale to efficiently support our growth strategy. We have given our local teams more autonomy to drive commercial and innovation plans as they are closer to the needs and desires of consumers. We will continue to leverage the efficiency and scale of our regional operating units while empowering our local and commercial operations to respond faster to changing consumer preferences and capitalize on growth opportunities. Our digital transformation program will also help to enable consumer demand and sales opportunities. We believe our commitment to diversity, equity and inclusion and operating and cultural shifts to continue building a winning growth culture will help drive profitable top-line growth.

We run our business with a long-term perspective, and we believe the successful delivery of our strategic plan will drive top- and bottom-line growth and enable us to create long-term value for our shareholders.

In addition, we also continue to focus significant efforts to drive progress against our core initiatives for more sustainable and mindful snacking. For the last several years, we have been following the principles of the Science Based Targets initiative (“SBTi”) as we continued to measure our greenhouse gas footprint, worked to reduce our emissions and accelerated our existing sustainability initiatives to become a more sustainable snacking company. In November 2021, we set a goal of net zero greenhouse gas emissions across our full value chain (including Scope 1 through 3 greenhouse gas emissions) by 2050. We have signed the SBTi’s Business Ambition for 1.5°C, aligning our long-term emissions mitigation goals with the aim of limiting temperature rise in accordance with the Paris Agreement, the 2015 international treaty on climate change. We also joined the United Nations Race to Zero campaign to help build momentum toward a decarbonized economy. These goals are a strategic priority and help guide us as we continue our sustainability work to drive lasting progress at scale and create long-term value for the business and our stakeholders. We continue to report on our progress in our annual Snacking Made Right report, where we discuss our performance against our environmental, social and governance (“ESG”) goals and initiatives. Please also see our Sustainability and Mindful Snacking section below.

In 2020 and 2021, while the COVID-19 pandemic significantly affected economies, marketplaces, communities and businesses around the world, including ours, we prioritized our employees, customers and communities and largely continued to execute against our strategic priorities. In this way, we positioned ourselves to emerge stronger. Please refer to our COVID-19 discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

Global Operations

We sell our products in over 150 countries and have operations in approximately 80 countries, including 131 manufacturing and processing facilities across 45 countries. The portion of our net revenues generated outside the United States was 75.1% in 2021, 73.2% in 2020 and 74.4% in 2019. For more information on our U.S. and non-U.S. operations, refer to Note 18, Segment Reporting; on our manufacturing and other facilities, refer to Item 2, Properties; and risks related to our operations outside the United States, see Item 1A, Risk Factors.

We also monitor our revenue growth across emerging markets and developed markets—
•Our emerging markets include our Latin America region in its entirety; the Asia, Middle East and Africa (“AMEA”) region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Türkiye, Kazakhstan, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
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

Our segment net revenues for each of the last three years were:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Net revenues:
Latin America	$2,797	$2,477	$3,018
AMEA	6,465	5,740	5,770
Europe	11,156	10,207	9,972
North America	8,302	8,157	7,108
	$28,720	$26,581	$25,868

Our segment operating income for each of the last three years was:

	For the Years Ended December 31,
	2021		2020		2019
	(in millions, except percentages)
Segment operating income:
Latin America	$261	5.5%	$189	4.3%	$341	8.1%
AMEA	1,054	22.0%	821	18.8%	691	16.4%
Europe	2,092	43.8%	1,775	40.6%	1,732	41.1%
North America	1,371	28.7%	1,587	36.3%	1,451	34.4%
	$4,778	100.0%	$4,372	100.0%	$4,215	100.0%

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations for items affecting the comparability of results and a review of our operating results.

Product Categories

Our brands span five product categories:
•Biscuits (including cookies, crackers and salted snacks)
•Chocolate
•Gum & candy
•Beverages
•Cheese & grocery

During 2021, our segments contributed to our net revenues in the following product categories:

	Percentage of 2021 Net Revenues by Product Category
Segment	Biscuits	Chocolate	Gum & Candy	Beverages	Cheese & Grocery	Total
Latin America	2.8%	2.6%	2.0%	1.3%	1.1%	9.8%
AMEA	7.8%	8.3%	2.8%	1.9%	1.7%	22.5%
Europe	11.6%	20.4%	2.1%	0.4%	4.3%	38.8%
North America	24.9%	1.0%	3.0%	—%	—%	28.9%
	47.1%	32.3%	9.9%	3.6%	7.1%	100.0%

Within our product categories, classes of products that contributed 10% or more to consolidated net revenues were:

	For the Years Ended December 31,
	2021	2020	2019
Biscuits - Cookies and crackers	37%	39%	37%
Chocolate - Tablets, bars and other	32%	31%	32%

Seasonality

Demand for our products is generally balanced over the second and third quarters of the year and increases in the first and fourth quarters primarily because of holidays and other seasonal events. Depending on the timing of Easter, the holiday sales may shift between and affect net revenue in the first and second quarter.

Customers

We generally sell our products to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. We also sell products directly to businesses and consumers through various pure play e-retail platforms, retailer digital platforms, our Direct to Consumer websites and social media platforms.

No single customer accounted for 10% or more of our net revenues from continuing operations in 2021. Our five largest customers accounted for 16.7% and our ten largest customers accounted for 23.0% of net revenues from continuing operations in 2021. For a discussion of long-term demographics, consumer trends and demand, refer to our Financial Outlook within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Distribution and Marketing

We distribute our products through direct store delivery, company-owned and satellite warehouses, distribution centers, third party distributors and other facilities. We use the services of independent sales offices and agents in some of our international locations. Through our global digital commerce organization and capabilities, we pursue online growth with partners in key markets around the world, including both pure e-tailers and omni-channel retailers. We continue to invest in advertising and consumer promotions, talent and digital capabilities. Our digital commerce channel strategies play a critical role in our ambition to be the global leader in snacking.

We conduct marketing efforts through three principal sets of activities: (i) consumer marketing and advertising including digital and social media, on-air, print, outdoor and other product promotions; (ii) consumer sales incentives such as coupons and rebates; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Research, Development and Innovation

We work to understand consumer needs and deliver snacks with consistent quality and taste. We continue to invest in a global network of technical centers to research and support our growth while continuing to innovate our processes. Our innovation and new product development objectives include continuous improvement in food safety and quality, growth through new products, superior consumer satisfaction and reduced production costs. Our innovation efforts focus on anticipating consumer demands and adapting quickly to changing market trends. We work to test-and-learn new ideas and implement successful ones into other areas of our business. Mindful snacking and sustainability are a significant focus of our current research and development initiatives. We work to introduce new varieties of our core products, including new taste or nutrition profiles based on consumer preferences, such as Cadbury Dairy Milk chocolate bars with 30% less sugar, Sugar-free Oreos and the Cadbury Plant Bar, a vegan (100% plant-based) sustainably-sourced cocoa chocolate bar wrapped in plant-based packaging. We aim to address consumer needs and market trends and leverage scalable innovation platforms, sustainability programs and breakthrough technologies in order to delight our consumers and fuel our growth. We are focusing our technical research and development resources at 12 technical centers around the globe to drive growth, creativity, greater effectiveness, improved efficiency and accelerated project delivery.

We also have a dedicated innovation and venture hub, SnackFutures, which is designed to capitalize on consumer trends and emerging growth opportunities in well-being snacks. The group’s priorities support incremental growth against three key strategic areas: invent new brands and businesses, invest in early stage entrepreneurs, and amplify SnackFutures’ impact with the CoLab start-up engagement program built to provide start-ups with tools, technologies and expertise that can help them learn, grow and succeed.

Competition

We face competition in all aspects of our business. Competitors include large multinational as well as numerous local and regional companies, including new start-up brands and businesses. Some competitors have different profit objectives and investment time horizons than we do and therefore may approach pricing and promotional decisions differently. We compete based on product quality, brand recognition and loyalty, service, product innovation, taste, convenience, nutritional value, the ability to identify and satisfy consumer preferences, effectiveness of digital and other sales and marketing, routes to market and distribution networks, promotional activity and price. Growing our market share or introducing a new product requires substantial research, development, advertising and promotional expenditures. We believe these investments lead to better products and stronger brands for the consumer and support our growth and market position.

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

A number of external factors such as changing weather patterns and conditions, commodity market conditions, effects from the current COVID-19 global pandemic, supply chain disruptions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs.

Due to factors noted above, the costs of our principal raw materials can fluctuate. During late 2021 in particular, commodity costs have primarily increased due to recent supply chain disruptions. We expect commodity cost volatility to continue, and our commodity hedging activities cannot fully offset this volatility. Despite the recent and expected supply chain, transportation and labor disruptions, at this time, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available. However, we continue to monitor the near-term and long-term impacts of the pandemic, supply chain disruptions, climate change and related factors that could affect the availability or cost of raw materials, packaging and energy. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Commodity Trends. For information on our ongoing sustainability efforts and programs, refer to Sustainability and Mindful Snacking below.

Human Capital

We believe the strength of our workforce is one of the significant contributors to our success as a global company that leads with purpose. All our employees contribute to our success and help us drive strong financial performance. Attracting, developing and retaining global talent with the right skills to drive our business is central to our purpose, mission and long-term growth strategy.

Workforce Profile: Consistent with 2020, at December 31, 2021, we had approximately 79,000 employees. At December 31, 2021, we had approximately 11,000 U.S. employees and approximately 68,000 employees outside the United States, with employees represented by labor unions or workers’ councils representing approximately 28% of our U.S. employees and approximately 61% of our employees outside the United States.

Workplace Safety and Wellness: We promote a strong culture of safety and prioritize keeping all our employees, contractors and visitors safe. To accomplish this, we employ comprehensive health, safety and environment management policies and standards throughout the organization. In addition, we strive to continuously improve our work processes, tools and metrics to reduce workplace injuries and enhance safety.

In response to the COVID-19 pandemic, we have implemented strict health and safety protocols and taken appropriate measures in our facilities, including implementing temperature screening, social distancing, mask-wearing and work-from-home policies where applicable. As local governments began planning their vaccine rollout programs, we developed and deployed a three-phased vaccine advocacy strategy to understand intent, drive interest and secure vaccine availability for our colleagues all around the world. We will continue to employ a flexible approach to how and where we work for our office-based employees, focusing on new ways of working in the workplace that enables colleagues to work remotely when appropriate and evolves our office spaces to foster great connection and collaboration.

Culture and Employee Engagement: We conduct confidential engagement surveys of our global workforce that are administered and analyzed by an independent third party. Aggregate survey results are reviewed by executive officers and the Board of Directors. We create action plans at global, regional, functional and managerial levels. By acting on results both at an aggregate enterprise level and a department/business/work group level, we have been able to enhance our culture and improve our overall engagement.

We believe this reflects our ongoing efforts during the pandemic to focus on our employees, their well-being and the issues that matter to them. In 2021, we had over 12,000 colleagues actively participating in training that supported their well-being and provided them with new tools and resources to support remote work. We also launched initiatives to further agile ways of working and streamline decision-making processes to enhance productivity and employee engagement. We continue to build a winning growth culture and continue our commitment to work on the areas that matter to our people and build on our momentum.

Total Rewards: As part of our total rewards philosophy, we offer competitive compensation and benefits to attract and retain top talent. Our compensation programs are designed to reinforce our growth agenda and talent strategy as well as drive a strong connection between the contributions of our employees and their pay. We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees. Further, to foster a strong sense of ownership and align the interests of employees with shareholders, we grant stock-based incentives to most senior-level employees.

We also continue to evolve our programs to meet our employees’ health and wellness needs. We provide access to medical and welfare benefits and offer programs to all employees that support work-life balance, including paid parental leave, as well as financial, physical and mental health resources.

We are committed to equal pay for equal work, regardless of gender, race, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors such as an employee’s role and experience, job location and performance. We also regularly review our compensation practices to promote fair and equitable pay.

With the support of an independent third-party expert in this field, we conduct global pay equity reviews for salaried employees comparing employees in the same pay grade within a country/area to help identify any unsupported distinctions in pay between employees of different genders and races (as permitted by local country law).

Our last global analysis in 2021 encompassed 81 countries and over 32,000 employees. From this analysis, we noted our pay gap between male and female employees was less than 1%. We anticipate this gap will further decrease through pay adjustments for employees identified during the review. In the United States, we also review pay for salaried employees in the same pay grade by race/ethnicity (Asian, Black and Hispanic). The 2021 independent analysis found no systemic issues and no negative pay gap between non-white and white employees.

Diversity, Equity & Inclusion: Diversity, equity & inclusion (“DE&I”) significantly contributes to our winning growth culture. We work to reflect the diversity of ideas and people in our world and to maximize the power and potential of our employees.

In addition, we have many communities and sponsored programs tailored for our diverse workforce, including those that foster gender and race equality. At the end of 2021, women held 39.3% of global management roles (defined as Director and above) and 27.3% of executive leadership roles (defined as the Management Leadership Team plus one level below). In September 2020, we announced our goal to double Black representation in our U.S. management team by 2024, and we are exceeding our expected annual progress toward that goal. For our U.S. leadership, Black employees held 5.1% of management roles (defined as Director and above) at the end of 2021 and 3.2% at the end of 2020.

Our DE&I commitment is led from the top and driven throughout the organization by our Management Leadership Team, Board of Directors and Mondelēz Diversity, Equity & Inclusion Steering Committee. As an important step in our DE&I journey, we established a team, including C-suite officers and other key senior leaders, charged with collectively setting the strategy and DE&I commitments across the organization.

We also include specific DE&I metrics as a part of the strategic scorecard within our annual incentive plan for our CEO and other senior leaders. The scorecard is used consistently across the Company at both the corporate and region level and is linked directly to the three pillars of our strategy – growth, execution and culture.

As a global employer, we recognize and value differences and are championing DE&I around the world. We are creating local and global opportunities to further racial equity and economic empowerment by expanding our DE&I initiatives across three key areas: colleagues, culture and communities. These opportunities include mobilizing our consumer-facing brands and leveraging our partnerships with agencies and advertising platforms to drive change, equity and inclusion.

Talent Management and Development: Maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and people teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by reviewing strategic positions regularly and identifying potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We invest in our employees through training and development programs, on the job experiences, coaching, as well as tuition reimbursement for a majority of our employees in the United States to promote continued professional growth. We provide technical and leadership programs across the organization that enable colleagues to grow skills and capabilities to become more successful. We also have dedicated talent programs that support and accelerate leadership development and strengthen our succession plans. Additionally, we understand the importance of maintaining competitive compensation, benefits and appropriate training that provides growth, developmental opportunities and multiple career paths within the Company.

For additional detail on DE&I, our workplace safety practices and measurements and workplace wellness, please see our latest Snacking Made Right report on our website and our upcoming 2021 report, which we expect to publish in May 2022.

Sustainability and Mindful Snacking

Our mission is to lead the future of snacking by creating snacks the right way for both people and planet. We are focused on making our snacks more sustainably by using ingredients consumers know and trust, using less energy and water and creating less waste. Our mindful snacking strategy aims to encourage consumers to snack with moderation through portion control offerings and portion size labeling, and we continue to evolve our portfolio to meet consumers’ needs. We have specific goals and continue to make progress and scale our efforts to deliver meaningful change. By living our purpose to empower people to snack right, we believe we can continue to have a positive impact on the lives of our consumers and the world around us.

We have been focused on sustainability for many years and are committed to making a meaningful difference, including in reducing our greenhouse gas emissions. In our end-to-end assessment of our supply chain from suppliers to consumers, raw ingredient sourcing (including primarily cocoa, dairy, wheat, palm and other vegetable oils) and related land use is the predominant contributor to our Scope 1 through 3 estimated greenhouse gas emissions. We have been continuing to work to reduce emissions and in November 2021, we announced our goal of net zero greenhouse gas emissions across our full value chain (including Scope 1 through 3 greenhouse gas emissions) by 2050.

“Net zero emissions” refers to achieving a balance between greenhouse gas emissions released through human activities and those removed from the atmosphere. Getting to net zero emissions means we plan to reduce our greenhouse gas emissions in accordance with SBTi mitigation pathways, using low-carbon technologies and agricultural practices. In line with the SBTi net zero protocol, we would then neutralize the impact of any residual emissions that cannot be eliminated by permanently removing an equivalent amount of atmospheric carbon dioxide, such as through certified greenhouse gas emission reduction projects and sequestration. To date, we have not focused on using carbon credits or similar instruments, and our priority is to continue to reduce our emissions in line with the SBTi protocol. Our strategies could change over time through 2050 as new emission reduction options become available.

As we work to accomplish these goals to reduce greenhouse gas emissions across our full value chain, we are focused on helping to expand the use of regenerative agricultural methods, preserve forested protected lands, conserve resources such as water and energy and foster safe and equitable workplaces and communities. We continue to expand our raw material sourcing programs, such as Cocoa Life for cocoa and Harmony for wheat, and leverage our supplier relationships and industry-sector coalitions to promote the use of new agricultural methods and technologies and tools focused on improving yields and reducing related greenhouse gas emissions. Within our operations, we plan to increase our use of low-carbon technology to reduce emissions and increase our use of renewable energy. We also plan to invest in low-carbon solutions as we replace ovens and refrigerants and increase our use of recycled plastic and other types of packaging materials.

In addition to our 2050 net zero greenhouse gas emissions goal, our 2025 sustainability and mindful snacking goals include:
•Reducing food waste in manufacturing, end-to-end CO2e emissions and priority water usage
•Designing all packaging to be recyclable
•Scaling our Cocoa Life sustainability program so that Cocoa Life will produce 100% of the cocoa volume we require for our chocolate brands
•Growing portion control products to 20% of snacks net revenues
•Including mindful snacking portion information on all packages globally by 2025

In September 2021, we issued our first green bonds, raising nearly €2.0 billion or approximately $2.4 billion, further enabling us to cost-effectively fund eligible projects that align with our sustainability priorities in the areas of building a thriving ingredient supply chain and reducing our environmental impact.

The Governance, Membership and Sustainability Committee of our Board of Directors oversees our environmental and social sustainability and well-being initiatives. Our ESG goals are part of our strategic planning process and are also embedded across our organization and within our annual incentive compensation program for our leadership. Our businesses and senior leaders work to deliver progress that is regularly reviewed with business leadership teams and our Board of Directors.

We discuss our ESG goals and programs in detail in our annual Snacking Made Right ESG report available on our website. Under Snacking Made Right - Reporting and Disclosure, we also publish an ESG disclosure data sheet that outlines our alignment with the Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-related Financial Disclosures (“TCFD”) reporting frameworks. We also provide our CDP Climate Change, Water Security and Forests annual disclosures.

We have been recognized for our ongoing economic, environmental and social contributions. Each year since we created Mondelēz International in 2012 we have been listed on the Dow Jones Sustainability Index (“DJSI”) – World and North American Indices. The DJSI selects the top 10% of global companies and top 20% of North American companies based on an extensive review of financial and sustainability programs within each industry. We are at the 96th percentile of our industry according to the latest DJSI report issued in November 2021.

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

From time to time, we grant third parties licenses to use one or more of our trademarks, patents and/or proprietary trade secrets in connection with the manufacture, sale or distribution of third-party products. Similarly, we sell some products under brands, patents and/or proprietary trade secrets we license from third parties. In our agreement with Kraft Foods Group, Inc. (which is now part of The Kraft Heinz Company), we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions following the spin-off of our North American grocery business in 2012.

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

Examples of laws and regulations that affect our business include workplace safety regulations; selective food taxes; labeling requirements such as front-of-pack labeling based on nutrient profiles or environmental claims; sales or media and marketing restrictions such as those on promotions or advertising products with specified nutrient profiles on certain channels or platforms or during certain hours of the day; sanctions on sales or sourcing of raw materials; cross-border trade concessions or border barriers; corporate tax policies of the United States and other countries; and packaging taxes. In addition, over 25 countries in the European Union have implemented extended producer responsibility (“EPR”) policies as part of national packaging waste policies that make manufacturers responsible for the cost of recycling food and beverage packaging after consumers use it. These range from mandatory regulations to voluntary agreements between government and industry to voluntary industry initiatives. EPR policies are being implemented or contemplated in other jurisdictions around the world, including India, Vietnam and certain states in the United States. Single-use plastic bans and other plastic taxes are being considered in Europe as well as countries including Indonesia and the Philippines.

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

Information about our Executive Officers

The following are our executive officers as of February 4, 2022:

Name	Age	Title
Dirk Van de Put	61	Chief Executive Officer
Luca Zaramella	52	Executive Vice President and Chief Financial Officer
Paulette Alviti	51	Executive Vice President and Chief People Officer
Maurizio Brusadelli	53	Executive Vice President and President, Asia Pacific, Middle East and Africa
Vinzenz P. Gruber	56	Executive Vice President and President, Europe
Robin S. Hargrove	56	Executive Vice President and Chief Research and Development Officer
Sandra MacQuillan	55	Executive Vice President and Chief Supply Chain Officer
Laura Stein	60	Executive Vice President, Corporate & Legal Affairs and General Counsel
Gustavo C. Valle	57	Executive Vice President and President, Latin America
Henry Glendon (Glen) Walter IV	53	Executive Vice President and President, North America

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
Mr. Hargrove became Executive Vice President, Research, Development, Quality and Innovation in April 2015 and Executive Vice President, Research, Development and Quality (now Executive Vice President and Chief Research and Development Officer) in January 2019. Prior to that, he served as Senior Vice President, Research, Development & Quality for Mondelēz Europe from January 2013 to March 2015. Before joining Mondelēz International, Mr. Hargrove worked at PepsiCo, Inc., a global snack and beverage company, for 19 years in a variety of leadership positions, most recently as Senior Vice President, Research and Development, Europe from December 2006 to December 2012.

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

Ms. Stein became Executive Vice President, Corporate & Legal Affairs and General Counsel in January 2021. Before joining Mondelēz International, Ms. Stein spent 15 years at The Clorox Company, a multinational manufacturer and marketer of consumer and professional products, most recently as Executive Vice President – General Counsel and Corporate Affairs from February 2016 to December 2020. She also served as Executive Vice President – General Counsel from February 2015 to February 2016 and as Senior Vice President – General Counsel from January 2005 to February 2015.

Mr. Valle became Executive Vice President and President, Latin America in February 2020. Before joining Mondelēz International, Mr. Valle served as Chief Executive Officer of Axia Plus, LLC, a management consulting firm, from February 2018 to January 2020. Prior to that he spent more than 20 years at Groupe Danone SA, a multinational provider of packaged water, dairy and baby food products, in a variety of leadership positions, most recently as Executive Vice President, Dairy Division Worldwide, from January 2015 to January 2018, and Vice President Dairy Division Europe, from January 2014 until December 2014. Mr. Valle will become Executive Vice President and President, North America in March 2022.

Mr. Walter became Executive Vice President and President, North America in November 2017. Before joining Mondelēz International, Mr. Walter worked at The Coca-Cola Company, a global beverage company, in a variety of leadership positions, most recently as Chief Executive Officer of Coca-Cola Industries China from February 2014 to October 2017 and President and Chief Operating Officer of Cola-Cola Refreshments in North America from January 2013 to February 2014. Mr. Walter will leave Mondelēz International in March 2022.

Ethics and Governance

We have adopted the Mondelēz International Code of Conduct, which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is available free of charge on our web site at www.mondelezinternational.com/investors/corporate-governance and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, Mondelēz International, Inc., 905 West Fulton Market, Suite 200, Chicago, IL 60607. We will disclose any waiver we grant to an executive officer or director under our code of ethics, or certain amendments to the code of ethics, on our web site at www.mondelezinternational.com/investors/corporate-governance.

In addition, we have adopted Corporate Governance Guidelines, charters for each of the Board’s four standing committees and the Code of Business Conduct and Ethics for Non-Employee Directors. All of these materials are available on our web site at www.mondelezinternational.com/investors/corporate-governance and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, Mondelēz International, Inc., 905 West Fulton Market, Suite 200, Chicago, IL 60607.

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

Our business and financial results could be negatively impacted by COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic remain uncertain and hard to predict. Since 2020, COVID-19 has significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways, including but not limited to those outlined below:

•In 2020, the COVID-19 pandemic resulted in lower revenues in some of our emerging market countries that have a greater concentration of traditional trade outlets (such as small family-run stores), as well as in our world travel retail (such as international duty-free stores) and foodservice businesses and categories like gum and candy, which are more traditionally purchased and consumed out of home. Some of these parts of our business continue to be negatively affected by the ongoing pandemic, and some of these areas such as gum that grew in 2021 have not fully recovered to pre-pandemic levels. We are unable to predict how long these trends will continue or whether they will worsen.
•In 2020 and 2021, sales of some of our products in some markets and channels increased, such as products for in-home consumption and categories like biscuits, as well as the modern trade and digital commerce channels. We are unable to predict how long this sustained demand will last. Different markets and parts of our business will recover from the COVID-19 pandemic at different rates depending on many factors including vaccination levels or new COVID-19 variants and related outbreaks within a market.
•The COVID-19 pandemic has disrupted and could materially disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners. Disruptions or our failure to effectively respond to them have increased and could in the future increase product or distribution costs or cause delays in delivering or an inability to deliver products to our customers. For example, we experienced temporary disruptions in operations in some of our emerging markets such as India and Nigeria in the first half of 2020 and Vietnam in 2021.
•The COVID-19 pandemic has resulted in broader supply, transportation and labor disruptions resulting in inflation and generally higher operating costs in our business. In 2021, we experienced labor disruptions primarily in our North America region, which impacted our sales in the fourth quarter. We also experienced labor-related disruptions in our network of third-party logistics and external manufacturing, and we anticipate labor shortage-related issues will continue in 2022. As a result of incremental pandemic-related expenditures and labor disruptions, we incurred and expect to continue to incur higher labor costs, particularly as the pandemic continues.

•Commodity and transportation costs have become more volatile and generally increased due to the COVID-19 pandemic, supply chain disruptions, and transportation and labor shortages. We expect commodity cost volatility to continue, and our commodity hedging activities cannot fully offset this volatility.
•Further disruptions or uncertainties related to the COVID-19 pandemic could result in delays or modifications to our strategic plans and initiatives.
•Illness, travel restrictions, absenteeism or other workforce disruptions have affected and could materially negatively affect our supply chain, manufacturing, distribution or other business processes. The pandemic has also necessitated increased expenditures to secure the safety and effectiveness of our personnel and operations.
•Government or regulatory responses to pandemics could negatively impact our business. Mandatory lockdowns or other restrictions on operations in some countries temporarily disrupted our ability to distribute our products in some markets. Resumption, continuation or expansion of these disruptions could materially adversely impact our operations and results.
•Initially during the COVID-19 pandemic, the U.S. dollar appreciated materially against other currencies in the countries in which we operate, resulting in currency translation losses. If the U.S. dollar were to appreciate again against some or all of those same currencies, the resulting currency translation losses, along with currency transaction losses, could adversely affect our reported results of operations and financial condition.
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

These and other impacts of the COVID-19 or other global or regional health pandemics or epidemics could have the effect of heightening many of the other risks described in the risk factors below, including but not limited to those relating to our reputation, brands, consumer preferences, supply chain, product sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of the COVID-19 and other pandemics or epidemics and actions taken by parties other than us to respond to them, and in the case of COVID-19, on the emergence and spread of COVID-19 variants including Omicron. Any of these disruptions could have a negative impact on our business operations, financial performance, results of operations and stock price, and this impact could be material. Additionally, COVID-19 may also materially adversely affect our operating results and financial position in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

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

Competitor and customer pressures require that we timely and effectively respond to changes in distribution channels and technological developments that may require changes in our prices. These pressures could affect our ability to increase prices in response to commodity and other cost increases. Failure to effectively and timely assess new or developing trends, technological advancements or changes in distribution methods and set proper pricing, including as a result of inflation, or effective trade incentives could negatively impact demand for our products, our operating results, achievement of our strategic and financial goals and our ability to capitalize on new revenue or value-producing opportunities. The rapid growth of some channels, such as discounters as well as digital commerce which has expanded significantly following the onset of the COVID-19 pandemic, may impact our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. We may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to protect or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our digital commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts, which could materially and adversely affect our product sales, financial condition, results of operations and cash flows. We will be disadvantaged if we are not able to effectively leverage developing channels such as direct-to-consumer and electronic business-to-business commerce. New distribution channels, as well as growing opportunities to utilize external manufacturers, lower barriers to entry and allow smaller competitors to more effectively gain market share. Additionally, if we adjust pricing but cannot maintain or increase sales volumes, or our labor or other costs increase but we cannot increase prices to offset those changes, our financial condition and results of operations will suffer.

During 2021, we continued to operate under our strategy, which focuses on accelerating consumer-centric and volume-driven growth; operational excellence driven by cost discipline, simplification and continuous operational improvement including in areas like sales execution; and building a winning growth culture with a “local first” commercial approach. We have developed an approach to ESG that we believe supports our strategy and is focused on four areas: safety, supply security, our environmental footprint and consumer well-being. If our strategy is not effective, we fail to achieve our goals and objectives or identify or prioritize the areas most important to achieving our goals, or we fail to effectively operate under our strategy in a way that minimizes disruptions to our business, it could materially and adversely affect our financial condition, results of operations, cash flows and stock price.

Promoting and protecting our reputation and brand image is essential to our business success.

Our success depends on our ability to maintain and enhance our brands, expand to new geographies and new distribution platforms such as digital commerce, and evolve our portfolio with new product offerings that meet consumer needs and expectations.

We seek to strengthen our brands through investments in our product quality, product renovation, innovation and marketing investments, including consumer-relevant advertising, digital transformation and consumer promotions. Failure to effectively address the continuing global focus on well-being, including changing consumer acceptance of certain ingredients, industrial manufacturing and processing, nutritional expectations of our products, and the sustainability of our ingredients, our supply chain and our packaging (including plastic packaging and its ability to be recycled and other environmental impacts) could adversely affect our brands. Increased negative attention from the media, academics and online influencers, governments, shareholders and other stakeholders in these areas as well as on the role of food marketing and other environmental, social, human capital or governance practices could adversely affect our brand image. Undue caution or our failure to react timely in addressing these challenges and trends could weaken our competitive position. Such pressures could also lead to stricter regulations, industry self-regulation that is unevenly adopted among companies, and increased focus on food and snacking marketing practices. Increasing and disparate legal or regulatory restrictions on our labeling, advertising and consumer promotions, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. This includes regulations such as front-of-pack labeling; selective food taxes; and age-based restrictions on sales of products with certain nutritional profiles enacted in some states in Mexico. In the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds is expected to go into effect in 2023, and new measures restricting certain promotions and in-store placement of some of those products are expected to go into effect in October 2022. Moreover, adverse publicity, regulatory developments or legal action against us, our employees or our licensees related to product quality and safety, where and how we manufacture our products, environmental risks including climate change, human and workplace rights across our supply chain, labor relations, or antitrust, anti-bribery and anti-corruption compliance could damage our reputation and brand health. Such actions could undermine our customers’ and shareholders’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations. Our product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations, could also subject us to negative publicity.

In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on established and emerging social media and online platforms, digital and mobile dissemination of marketing and advertising campaigns, targeted marketing and the increasing accessibility and speed of dissemination of information. A variety of legal and regulatory restrictions as well as our own policies and participation in industry self-regulation initiatives limit how and to whom we market our products. These restrictions may limit our brand renovation, innovation, marketing and promotion plans, particularly as social media and the communications environment continue to evolve. We might also fail to sufficiently evolve our digital marketing efforts to effectively utilize consumer data. Negative posts or comments about Mondelēz International, our brands or our employees on social media or web sites (whether factual or not) or security breaches related to use of our social media accounts and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. Our brands may be associated with or appear alongside harmful content before these platforms or our own social media monitoring can detect this risk to our brand. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brands, our marketing efforts might not achieve desired results and we might be required to recognize impairment charges on our brands or related intangible assets or goodwill. Third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. When consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. Third parties might also improperly use our brands as part of phishing or other scams, which could negatively affect our brand image. Failure to successfully maintain and enhance our reputation and brand health could materially and adversely affect our company and product brands as well as our product sales, financial condition, results of operations, cash flows and stock price.

We must correctly predict, identify, interpret and meet changes in consumer preferences and demand and offer new and improved products that meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify, interpret and meet the tastes, dietary habits, packaging, sales channel and other preferences of consumers around the world and to offer products that appeal to these preferences in the places and ways consumers want to shop. There may be further shifts in the relative size of shopping channels in addition to the increasing role of digital commerce for consumers. Our success relies upon managing this complexity to promote and bring our products to consumers effectively. Moreover, weak economic conditions, inflation, equity market volatility or other factors, such as global or local pandemics and severe or unusual weather events, affect consumer preferences and demand. We have experienced continued evolution of lifestyles and consumption patterns, including increased demand for biscuits and decreased demand for gum, in connection with the COVID-19 pandemic. Failure to offer and deliver products that appeal to consumers or to correctly judge consumer demand for our products will impact our ability to meet our growth targets, and our sales and market share could decrease and our profitability could suffer.

We must distinguish between short-term fads and trends and long-term changes in consumer preferences. Our sales can be adversely affected when we do not accurately predict which shifts in consumer preferences or category trends will be long-term or we fail to introduce new and improved products to satisfy changing preferences. In addition, because of our varied and geographically diverse consumer base, we must be responsive to local consumer needs, including with respect to when and how consumers snack and their desire for premium or value offerings. We must also provide an array of products that satisfy the broad spectrum of consumer preferences and use marketing and advertising to reach consumers at the right time with the right message. Demand for our products could decrease and our profitability could suffer if we fail to expand our product offerings successfully across product categories, rapidly develop products in faster growing and more profitable categories or reach consumers in efficient and effective ways leveraging data and analytics.

Negative perceptions concerning the health, environmental and social implications of certain food products, ingredients, packaging materials, and sourcing or production methods could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers have increasingly focused on well-being, including reducing sodium and added sugar consumption, as well as the source and authenticity of ingredients in the foods they consume. Continuing to expand our well-being offerings and refining the ingredient and nutrition profiles of existing products is important to our growth, as is maintaining focus on ethical sourcing and supply chain management opportunities to address evolving consumer preferences. In addition, consumer preferences differ by region, and we must monitor and adjust our use of ingredients and other activities to respond to these regional preferences. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions or failure to satisfy consumer preferences could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations, cash flows and stock price.

We are subject to risks from operating globally.

We are a global company and generated 75.1% of our 2021 net revenues, 73.2% of our 2020 net revenues and 74.4% of our 2019 net revenues outside the United States. We manufacture and market our products in over 150 countries and have operations in approximately 80 countries. Therefore, we are subject to risks inherent in global operations. Those risks include:

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
•currency devaluations or fluctuations in currency values, including in developing markets such as Argentina, Brazil, China, India, Mexico, Russia, Ukraine, Türkiye, Egypt, Nigeria, South Africa and Pakistan as well as in developed markets such as the United Kingdom and countries within the European Union. This includes events like applying highly inflationary accounting as we did for our Argentinean subsidiaries beginning in July 2018;
•changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished products into various countries or repatriate cash from outside the United States;
•increased sovereign risk, such as defaults by or deterioration in the economies and credit ratings of governments, particularly in our Latin America and AMEA regions;
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

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, government shutdowns, travel or immigration restrictions, tariffs and other trade restrictions, public health risks or pandemics including COVID-19, energy policy or restrictions, public corruption, expropriation and other economic or political uncertainties, including inaccuracies in our assumptions about these factors, could interrupt and negatively affect our business operations or customer demand. High unemployment or the slowdown in economic growth in some markets could constrain consumer spending. Declining consumer purchasing power could result in loss of market share and adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries or the dynamics and uncertainties associated with the separation of the United Kingdom’s from the European Union (“Brexit”) could have a negative effect on our business. (See below and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Outlook – Brexit for more information.) The nature and degree of the various risks we face can also differ significantly among our regions and businesses.

All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition, results of operations, cash flows, stock price, and our relationships with customers, suppliers and employees in the short or long term.

Our operations in certain emerging markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in emerging markets, including among others Brazil, China, India, Mexico, Russia, Argentina, Eastern Europe, the Middle East, Africa and Southeast Asia. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries, particularly those with emerging economies, engaging in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the U.K. Bribery Act, or local anti-bribery laws may be more common. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, results of operations and stock price.

In addition, competition in emerging markets is increasing as our competitors grow their global operations and low-cost local manufacturers improve and expand their production capacities. Our success in emerging markets is critical to achieving our growth strategy. Failure to successfully increase our business in emerging markets and manage associated political, economic and regulatory risks could adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions.

We use information technology and third-party service providers to support our global business processes and activities, including supporting critical business operations such as manufacturing and distribution; communicating with our suppliers, customers and employees; maintaining effective accounting processes and financial and disclosure controls; executing mergers and acquisitions and other corporate transactions; conducting research and development activities; meeting regulatory, legal and tax requirements; and executing various digital marketing and consumer promotion activities. Global shared service centers managed by third parties provide an increasing number of services important to conducting our business, including accounting, internal control, human resources and computing functions.

Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware, including the June 2017 malware incident that affected a significant portion of our global sales, distribution and financial networks (the “2017 malware incident”); other cybersecurity attacks; issues with or errors in systems’ maintenance or security; power outages; hardware or software failures; denial of service attacks; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Our use of new and emerging technologies such as cloud-based services and mobile applications continues to evolve, presenting new and additional risks in managing access to our data, relying on third parties to manage and safeguard data, ensuring access to our systems and availability of third-party systems. In addition, we are experiencing new and more frequent attempts by third parties to gain access to our systems, such as through increased email phishing of our workforce.

Cybersecurity breaches of our or third-party systems, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions may cause confidential information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. These risks could be magnified given the increased number of employees, contractors and others working outside of offices during the COVID-19 pandemic. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third-party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Additionally, new initiatives, such as those related to digital commerce and direct sales, that increase the amount of confidential information that we process and maintain increase our potential exposure to a cybersecurity breach. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

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

We transfer data across local, regional, and national borders to conduct our operations, and we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Privacy and data protection laws may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018 and has greatly increased the jurisdictional reach of E.U. law, added a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to 4% of global annual revenue for the preceding financial year in addition to potential restrictions on data transfer and processing. The California Consumer Privacy Act (“CCPA”), which became effective in January 2020, requires greater transparency in handling personal information from consumers by imposing new responsibilities for the handling, disclosure and deletion of personal information for consumers. The CCPA permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations. Regulations to implement the CCPA were finalized in August 2020. In addition, new privacy regulations, such as the California Privacy Rights Act, which grants a private right of action to individuals, the Virginia Consumer Data Protection Act and the Colorado Privacy Act, will enter into effect in 2023. Our efforts to comply with multijurisdictional privacy and data protection laws and the uncertainty of new laws and regulations will likely increase the complexity of our processes and may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.

We are subject to risks from unanticipated business disruptions.

We manufacture and source products and materials on a global scale. We utilize an interdependent supply chain – a complex network of suppliers and material needs, owned and leased manufacturing locations, external manufacturing partners, distribution networks, shared service delivery centers and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, like weather, natural disasters, water and energy availability, supply and commodity shortages, terrorism, political unrest, cybersecurity incidents, labor shortages, strikes, operational and/or financial instability of our key suppliers and other vendors or service providers, government shutdowns or health pandemics such as COVID-19, including any potential impact of climate change on these factors, could damage or disrupt our operations or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners. Failure to effectively prepare for and respond to disruptions in our operations, for example, by not finding alternative suppliers or replacing capacity at key or sole manufacturing or distribution locations or by not quickly repairing damage to our information, production or supply systems, can cause delays in delivering or the inability to deliver products to our customers, as we experienced in connection with the 2017 malware incident, and the quality and safety of our products might be negatively affected. Moreover, disputes with significant customers or suppliers, including disputes regarding pricing or performance, could adversely affect our sales, financial condition, and results of operations. The occurrence of a material or extended disruption may cause us to lose our customers’ or business partners’ confidence or suffer damage to our reputation, and long-term consumer demand for our products could decline. Some risks are difficult or impossible to insure through the insurance programs we use to transfer many of these risks, and the timing of insurance recoveries may not match the timing of our financial loss. We are subject to risk related to operational safety, including risk of fire, explosion or accidental contamination. We could also fail to achieve our strategic objectives due to capability or technology deficiencies related to our ongoing reconfiguration of our supply chain to drive efficiencies and fuel growth. Further, our ability to supply multiple markets with a streamlined manufacturing footprint may be negatively impacted by portfolio complexity, significant changes in trade policies, changes in volume produced and changes to regulatory restrictions or labor-related or other constraints on our ability to adjust production capacity in the markets in which we operate. These events could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

Commodity and other input prices are volatile and may increase or decrease significantly or availability of commodities may become constrained.

We purchase and use large quantities of commodities, including cocoa, wheat, palm oil, soy, dairy, other vegetable oils, sugar and other sweeteners, flavoring agents and nuts. In addition, we purchase and use significant quantities of product packaging materials, natural gas, fuel and electricity for our factories and warehouses, and we also incur expenses in connection with labor and the transportation and delivery of our products. Costs of raw materials, energy and other supplies and services are volatile and fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources; currency fluctuations; geopolitical conditions or conflicts; tariffs or other trade barriers; government intervention to introduce living income premiums or similar requirements such as those announced in 2019 in two of the main cocoa-growing countries; changes in environmental or trade policy and regulations, alternative energy and agricultural programs; severe weather; agricultural productivity; crop disease or pests; water risk; health pandemics including COVID-19; forest fires; and consumer or industrial demand. Many of these conditions are or could be exacerbated or worsened by climate change. Increased government intervention and consumer or activist responses caused by increased focus on climate change, deforestation, water, plastic waste, animal welfare and human rights concerns and other risks associated with the global food system could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business. Some commodities are grown by smallholder farmers who might not be able to invest to increase productivity or adapt to changing conditions. Our work to monitor our exposure to commodity prices and hedge against input price increases cannot fully protect us from changes in commodity costs due to factors like market illiquidity, specific local regulations and downstream costs. Thus our hedging strategies have not always protected and will not in the future always protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase or changes in the types of commodities we purchase as we continue to evolve our product and packaging portfolio could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products, including increases to cover inflation and higher input, packaging and transportation costs, may result in lower sales volumes, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply or availability of key commodities and necessary services like transportation, such as we experienced across our business, particularly in the United States and United Kingdom, primarily in the second half of 2021, may limit our ability to grow our net revenues and earnings. If our mitigation activities are not effective, if we are unable to price to cover increased costs or must reduce our prices, if increased prices affect demand for our products, or if we are limited by supply or distribution constraints, our financial condition, results of operations, cash flows and stock price can be materially adversely affected.

We may not successfully identify, complete or manage strategic transactions.

We regularly evaluate a variety of potential strategic transactions, including acquisitions, divestitures, joint ventures, equity method investments and other strategic alliances that could further our strategic business objectives, and acquisitions and joint ventures are an important part of our strategy to increase our exposure to fast-growing snacking segments, fill geographic white spaces and expand into adjacent categories. We may not successfully identify, complete or manage the risks presented by these strategic transactions. Our success depends, in part, upon our ability to identify suitable transactions; negotiate favorable contractual terms; comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals); integrate or separate businesses; realize the full extent of the benefits, cost savings or synergies presented by strategic transactions; effectively implement control environment processes; minimize adverse effects on existing business relationships with suppliers and customers; achieve accurate estimates of fair value; minimize potential loss of customers or key employees; and minimize indemnities and potential disputes with buyers, sellers and strategic partners. In addition, execution or oversight of strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks.

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate, as appropriate, redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate timely and ongoing compliance with antitrust and competition laws. Equity investments such as our investments in JDE Peet’s N.V. and Keurig Dr Pepper Inc., joint ventures and other strategic alliances pose additional risks, as we could share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies or resources as we do, or whose interpretation of applicable policies may differ from our own. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits. Depending on the nature of the business ventures, including whether they operate globally, these ventures could also be subject to many of the same risks we are, including political, economic, regulatory and compliance risks, currency exchange rate fluctuations, and volatility of commodity and other input prices. Either partner might fail to recognize an alliance relationship that could expose the business to higher risk or make the venture not as productive as expected.

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

Any of these risks could materially and adversely affect our business, product sales, financial condition, results of operations, cash flows and stock price.

Macroeconomic and Industry Risks

Climate change might adversely impact our supply chain or our operations.

Scientific evidence collected by the Intergovernmental Panel on Climate Change demonstrates that carbon dioxide and other greenhouse gases in the atmosphere have caused and will in the future cause changes in weather patterns around the globe that expose us to physical and transition risk. Physical risks include increasing frequency of extreme weather events and natural disasters and effects on water availability and quality. These impacts increase risks to the global food production and distribution system. Decreased agricultural productivity caused by climate change might limit the availability of the commodities we purchase and use. These include cocoa, which is a critical raw material for our chocolate and biscuit portfolios that is particularly sensitive to changes in climate, as well as other raw materials such as dairy, wheat, vegetable oils, sugar and nuts. Weather events such as floods, severe storms or water shortages that are partially caused or exacerbated by climate change might disrupt our business operations or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners.

Transition risks include increased focus by federal, state and local regulatory and legislative bodies globally regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies and sustainability, including single use plastics. New legal and regulatory requirements have increased and could continue to increase our operating costs for things like energy or packaging through taxes or regulations, including payments under extended producer responsibility policies, taxes on specific packaging material types and targets to increase the use of reuse/refill delivery models. Increasing regulation of carbon taxes could also substantially increase our product supply chain and distribution costs. Concern about climate change might cause consumer preferences to switch away from products or ingredients considered to have high climate change impact and towards products that are more sustainably grown and made, and we expect to incur additional costs as we evolve our portfolio and engage in due diligence, verification and reporting in connection with our ESG and sustainability initiatives. We might not effectively address increased attention from the media, shareholders, activists and other stakeholders on climate change and related environmental sustainability matters, including deforestation, land use, water use and packaging, including plastic. Those stakeholders might also have requests or proposals that are not aligned with the focus of our efforts on climate change and ESG matters. Climate change-related impacts could also reduce demand for our products. If costs for raw materials increase or availability decreases, we raise prices for our products and our competitors respond differently to those cost or availability pressures, demand for our products and our market share could suffer. We have also experienced decreased demand for chocolate during periods when temperatures are warmer.

In 2021, we announced our goal of net zero greenhouse gas emissions by 2050. Achieving this goal will require significant transformation of our business, capital investment and the development of technology that might not currently exist. We might incur significant additional expense or be required to recognize impairment charges in connection with our efforts, and we might be unable to achieve our goal.

Any or all of these risks could materially and adversely affect our ability to meet the needs of our customers, reputation, product sales, financial condition, results of operations, cash flows and stock price.

Our retail customers are consolidating, and we must leverage our value proposition in order to compete against retailer and other economy brands.

Retail customers, such as supermarkets, discounters, digital commerce merchants, warehouse clubs and food distributors in the European Union, the United States and other major markets, continue to consolidate, form buying alliances or be acquired by new entrants in the food retail market, resulting in fewer, larger customers. Large retail customers and customer alliances can delist our products or reduce the shelf space allotted to our products and demand lower pricing, increased promotional programs or longer payment terms. Retail customers might also adopt these tactics in their dealings with us in response to the significant growth in online retailing for consumer products, which is outpacing the growth of traditional retail channels and has increased further in response to the COVID-19 pandemic. The growth of alternative online retail channels, such as direct-to-consumer and electronic business-to-business, may adversely affect our relationships with our large retail and wholesale customers.

In addition, larger retail customers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer and other economy brands that compete with some of our products. Our products must provide higher quality or value to our consumers than the less expensive alternatives, particularly during periods of economic uncertainty such as that caused by the COVID-19 pandemic. Consumers may not buy our products if they perceive little difference between the quality or value of our products and those of retailer or other economy brands. If consumers prefer or otherwise choose to purchase the retailer or other economy brands, we can lose market share or sales volumes, or we may need to shift our product mix to lower margin offerings.

Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease or cancel purchases of our products, or delay or fail to pay us for previous purchases.

Failure to effectively respond to retail consolidation, increasing retail power and competition from retailer and other economy brands could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations, cash flows and stock price.

We are subject to changes in our relationships with significant customers, suppliers and distributors.

During 2021, our five largest customers accounted for 16.7% of our net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to a significant customer could result in a material reduction in sales or change in the mix of products we sell to the customer. This could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

Disputes with significant customers, suppliers or distributors, including disputes related to pricing or performance, could adversely affect our ability to supply or deliver products or operate our business and could materially and adversely affect our product sales, financial condition and results of operations. The financial condition of our significant customers and business partners are affected by events that are largely beyond our control such as the COVID-19 pandemic. New regulations can also affect our commercial practices and our relationship with customers, suppliers or distributors. Deterioration in the financial condition of significant customers, suppliers or distributors or regulations affecting our relationship with these parties could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

We may be unable to hire or retain and develop key personnel or a highly skilled and diverse global workforce or effectively manage changes in our workforce and respond to shifts in labor availability.

We must hire, retain and develop effective leaders and a highly skilled and diverse global workforce. We compete to hire new personnel with a variety of capabilities in the many countries in which we manufacture and market our products and then to develop and retain their skills and competencies. We could experience unplanned or increased turnover of employees with key capabilities, or fail to develop adequate succession plans for leadership positions or hire and retain a workforce with the skills and in the locations we need to operate and grow our business. We could also fail to attract and develop personnel with key emerging capabilities that we need to continue to respond to changing consumer and customer needs and grow our business, including skills in the areas of digital commerce and marketing, data analytics, and procurement and supply chain expertise. Occurrence of any of these conditions could deplete our institutional knowledge base and erode our competitiveness.

We are experiencing an increasingly tight and competitive labor market and could face unforeseen challenges in the availability of labor, such as we have experienced since the outbreak of COVID-19. A sustained labor shortage or increased turnover rates within our employee base caused by COVID-19 or related issues such as vaccine mandates, or as a result of general macroeconomic factors, have led and in the future could lead to increased costs, such as increased overtime to meet demand and increased wages to attract and retain employees. We have also been negatively affected and could continue to be negatively affected by labor shortages or constraints experienced by our partners, including our external manufacturing partners and freight providers. Failure to achieve and maintain a diverse workforce and leadership team, compensate our employees competitively and fairly, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees.

We must address changes in, and that affect, our workforce and satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 61% of our 68,000 employees outside the United States and approximately 28% of our 11,000 U.S. employees. Strikes such as the one we experienced in some of our U.S. manufacturing and distribution facilities in 2021, work stoppages, or other forms of labor unrest by our employees or those of our suppliers, distributors or other business partners, or situations like the renegotiation of collective bargaining agreements, have in the past and may in the future cause disruptions to our supply chain, manufacturing or distribution processes. Changes in immigration laws and policies or restrictions such as those imposed in connection with the COVID-19 pandemic could make it more difficult for us to recruit or relocate skilled employees. We could also fail to effectively respond to evolving perceptions and goals of those in our workforce or whom we might seek to hire, including in response to changes brought on by the COVID-19 pandemic, with respect to flexible working or other matters.

These risks could materially and adversely affect our reputation, ability to efficiently operate our manufacturing facilities and overall business and meet the needs of our customers, product sales, financial condition, results of operations, cash flows and stock price.

Legal and Regulatory Risks

We face risks related to complying with changes in and inconsistencies among laws and regulations in many countries in which we operate.

Our activities around the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, packaging and waste management, storage, distribution, sales, advertising, labeling and marketing, as well as intellectual property, competition, antitrust, trade, labor, tax and environmental matters, privacy, data protection, and health and safety practices. Government authorities regularly change laws and regulations as well as their interpretations of existing laws and regulations. Our failure to comply with existing laws and regulations, or to make changes necessary to comply with new or revised laws and regulations or evolving interpretations and application of existing laws and regulations, could materially and adversely affect our product sales, financial condition, results of operations and cash flows. For instance, our financial condition, results of operations and cash flows could be negatively affected by the regulatory and economic impact of changes in the corporate tax policies of the United States and other countries; trade relations among the United States and other countries, including China, Mexico and the European Union; and changes within the European Union such as Brexit. Evolving expectations on ESG disclosures and reporting will also result in new regulatory actions at a corporate and brand level.

Following Brexit in 2020, a new trade arrangement was reached between the U.K. and E.U. that began on January 1, 2021. We have experienced disruptions to our local supply chain and distribution, including those related to the recent transportation labor shortage in the U.K. Inflationary cost pressures increased in our U.K. business in 2021, as we also experienced in other markets. If the U.K.’s separation from, or new trade arrangements with, the E.U. negatively impact the U.K. economy or result in disagreements on trade terms, delays affecting our supply chain or distribution, disruptions to sales or collections, or further increases in inflationary cost pressures, the impact to our results of operations, financial condition, cash flows and stock price could be material. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Outlook – Brexit for more information.)

We may decide or be required to recall products or be subjected to product liability claims.

We could decide, or laws or regulations could require us, to recall products due to suspected or confirmed deliberate or unintentional product contamination, including contamination of ingredients we use in our products that third parties supply, spoilage or other adulteration, product mislabeling or product tampering. These risks could be heightened in light of increased pressure on our suppliers from the COVID-19 pandemic and supply chain challenges. On-site quality audits of third parties such as suppliers, external manufacturers and trademark licensees have been limited in some instances by travel restrictions and heightened safety protocols in light of COVID-19, and remote audits do not fully offset risks from the inability to conduct on-site audits. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Any of these events could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations, cash flows and stock price.

We may also suffer losses when our products or operations or those of our suppliers violate applicable laws or regulations, or when our or our suppliers’ products cause injury, illness or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability claim or other legal judgment against us, a related regulatory enforcement action, a widespread product recall or attempts to manipulate us based on threats related to the safety of our products could materially and adversely affect our reputation and profitability. Moreover, even if a product liability, consumer fraud or other claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our reputation, brands, product sales, product inventory, financial condition, results of operations, cash flows and stock price, and we could incur significant expense responding to such a claim.

We face risks related to legal or tax claims or other regulatory enforcement actions.

We operate around the world in many regulated environments with constantly evolving legal, tax and regulatory frameworks, and we are subject to risk of litigation, legal or tax claims or other regulatory enforcement actions. Actions by our employees, contractors or agents in violation of our policies and procedures could lead to deficiencies in our internal or other controls or violations, unintentional or otherwise, of laws and regulations. Furthermore, as a result of the COVID-19 pandemic and supply chain challenges, there may be investigations, legal claims or litigation against us relating to our actions or decisions in response to these conditions. We could also be subject to litigation, legal claims or regulatory actions in connection with the continued evolution of our sustainability and ESG-related initiatives. When litigation, legal or tax claims or regulatory enforcement actions arise out of our failure or alleged failure to comply with applicable laws, regulations or controls, we could be subject to civil and criminal penalties that could materially and adversely affect our reputation, product sales, financial condition, results of operations, cash flows and stock price. Even if a claim is unsuccessful, without merit or not pursued to completion, the cost of responding to such a claim, including expenses and management time, could adversely affect us.

We could fail to maintain effective internal control over financial reporting or disclosure controls and procedures.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include, among others, the possibility of human error, inadequacy or circumvention of controls and fraud. If we do not maintain effective internal control over financial reporting or design and implement disclosure and other controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements and other disclosures, including in connection with controls executed for us by third parties, we might fail to timely detect any misappropriation of corporate assets or inappropriate allocation or use of funds and could be unable to file financial reports or make other disclosures accurately and on a timely basis.

We face challenges as we work to meet our ESG goals and continue to evolve our ESG-related disclosures and reporting considering various existing and developing standards, such as those of the Financial Stability Board’s TCFD, the EU Corporate Sustainability Reporting Directive and the SASB Standards of the Value Reporting Foundation. We might fail to meet our ESG goals or report on them accurately and timely.

As a result of any of these factors, our reputation, results of operations and stock price could be materially adversely affected.

We face risks related to adequately protecting our valuable intellectual property rights.

We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, copyrights, registered designs, proprietary trade secrets, recipes, technology, know-how and licensing agreements, to be a significant and valuable part of our business. We attempt to protect our intellectual property rights by taking advantage of a combination of patent, trademark, copyright and trade secret laws in various countries, as well as licensing agreements, third-party nondisclosure and assignment agreements and policing of third-party misuses and infringement of our intellectual property. Our failure to obtain or adequately protect our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business, financial condition and stock price.

We may be unaware of potential third-party claims of intellectual property infringement relating to our technology, brands or products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert management’s and other key personnel’s attention from our business operations. Third-party claims of intellectual property infringement might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products, which could include removal of existing products from sale. Any of these occurrences could materially and adversely affect our reputation, brand health, ability to introduce new products or improve the quality of existing products, product sales, financial condition, results of operations, cash flows and stock price.

Financial Risks

We face risks related to tax matters, including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes.

In December 2017, the United States enacted tax reform legislation (“U.S. tax reform”) and we have factored the original legislation as well as additional guidance issued through 2021 into our financial results of operations as applicable. During November 2021, the U.S. House of Representatives passed a bill that contains significant changes to current rules but the Senate has not yet acted on it. Adoption of new U.S. tax rules could have a material adverse effect on us.

Tax legislation enacted by foreign jurisdictions could significantly affect our ongoing operations, including rate changes as well as additional corporate tax provisions that could disallow or tax perceived base erosion or profit shifting payments or subject us to new types of tax. During December 2021, the Organization of Economic Co-operation and Development (“OECD”) released model rules for a global minimum tax, which could have a material adverse effect on us if enacted. Also see Note 16, Income Taxes, for details of the 2019 enacted Swiss tax law changes. Finally, aspects of U.S. tax laws may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us.

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

We are also subject to tax audits by governmental authorities. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liabilities, including interest and penalties. Unexpected results from one or more such tax audits could significantly adversely affect our income tax provision, results of operations, cash flows and stock price.

We are subject to currency exchange rate fluctuations.

At December 31, 2021, we sold our products in over 150 countries and had operations in approximately 80 countries. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial position and operating results are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and to pay dividends to our shareholders. In addition, movements in currency exchange rates affect transaction costs because we source product ingredients from various countries. Our efforts to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, may not be successful. We hedge a number of risks including exposures to foreign exchange rate movements and volatility of interest rates that could impact our future borrowing costs. Hedging of these risks could potentially subject us to counter-party credit risk. In addition, local economies, monetary policies and currency hedging availability affect our ability to hedge against currency-related economic losses. We might not be able to successfully mitigate our exposure to currency risks due to factors such as continued global and local market volatility, actions by foreign governments, political uncertainty, inflation and limited hedging opportunities. Accordingly, changes in the currency exchange rates that we use to translate our results into U.S. dollars for financial reporting purposes or for transactions involving multiple currencies could materially and adversely affect future demand for our products, our financial condition, results of operations, cash flows and stock price, and our relationships with customers, suppliers and employees in the short or long-term.

Weak financial performance, downgrades in our credit ratings, rising interest rates, illiquid global capital markets and volatile global economic conditions could limit our access to the global capital markets or the effectiveness of our cash management programs, reduce our liquidity and increase our borrowing costs.

We access the long-term and short-term global capital markets to obtain financing. Our financial performance, our short-and long-term debt credit ratings, interest rates, the stability of financial institutions with which we partner, the liquidity of the overall global capital markets and the state of the global economy, including the food industry, could affect our access to, and the availability and cost of, financing on acceptable terms and conditions and our ability to pay dividends in the future. Globally, central banks have indicated they are likely to change monetary policies over the next one to two years, including increasing interest rates. There can be no assurance that we will have access to the global capital markets on terms we find acceptable.

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

We use cash management programs, such as factoring and supply chain finance arrangements, in our business when circumstances are favorable to manage liquidity. If these programs or underlying customer or supplier terms do not continue and we are unable to secure alternative programs, our cash and working capital may be negatively affected and we may have to utilize our various financing arrangements or increase our long-term borrowings for short- and long-term liquidity requirements.

Limitations on our ability to access the global capital markets, a reduction in our liquidity or an increase in our borrowing costs could materially and adversely affect our financial condition, results of operations and stock price.

Volatility in the equity markets, interest rates, our participation in multiemployer pension plans and other factors could increase our costs relating to our employees’ pensions.

We sponsor defined benefit pension plans for a number of our employees throughout the world and also contribute to other employees’ pensions under defined benefit plans that we do not sponsor. At the end of 2021, the projected benefit obligation of the defined benefit pension plans we sponsor was $12.6 billion and plan assets were $12.8 billion.

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

A significant increase in our pension benefit obligations or funding requirements could curtail our ability to invest in the business and adversely affect our financial condition, results of operations, cash flows and stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On December 31, 2021, we had approximately 131 manufacturing and processing facilities in 45 countries and 107 distribution centers and depots worldwide that we owned or leased. In addition to our owned or leased properties, we also utilize a highly distributed network of warehouses and distribution centers that are owned or leased by third party logistics partners, contract manufacturers, co-packers or other strategic partners. We believe we have or will add sufficient capacity to meet our planned operating needs. It is our practice to maintain all of our plants and other facilities in good condition.

	As of December 31, 2021
	Number of Manufacturing Facilities	Number of Distribution Facilities
Latin America (1)	12	11
AMEA	43	30
Europe	55	7
North America	21	59
Total	131	107

Owned	114	14
Leased	17	93
Total	131	107

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are proud members of the Standard and Poor’s 500 and Nasdaq 100. Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “MDLZ.” At January 28, 2022, there were 40,543 holders of record of our Common Stock.

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

As of December 31,	Mondelēz International	S&P 500	Performance Peer Group
2016	$100.00	$100.00	$100.00
2017	98.42	121.83	116.10
2018	94.22	116.49	109.23
2019	132.31	153.17	138.49
2020	143.67	181.35	151.51
2021	166.47	233.41	173.18

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

Issuer Purchases of Equity Securities
Our stock repurchase activity for each of the three months in the quarter ended December 31, 2021 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2021	17,741	$58.34	—	$3,956
November 1-30, 2021	2,840,736	61.68	2,838,277	3,781
December 1-31, 2021	1,991,816	63.75	1,991,315	3,654
For the Quarter Ended December 31, 2021	4,850,293	62.52	4,829,592

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock units that vested, totaling 17,741 shares, 2,459 shares and 501 shares for the fiscal months of October, November and December 2021, respectively.

(2)Dollar values stated in millions. Our Board of Directors has authorized the repurchase of $23.7 billion of our Common Stock through December 31, 2023. Authorizations to increase and extend the program duration included: $4.0 billion on December 2, 2020, $6.0 billion on January 31, 2018, $6.0 billion on July 29, 2015, $1.7 billion on December 3, 2013 and $6.0 billion on August 6, 2013 (cumulatively including the amount authorized on March 12, 2013, which was the lesser of 40 million shares and $1.2 billion). Since the program inception on March 12, 2013 through December 31, 2021, we have repurchased $20.0 billion, and as of December 31, 2021, we had $3.7 billion share repurchase authorization remaining. See related information in Note 13, Capital Stock, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Equity and Dividends.

Item 6.   Reserved.

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

Recent Developments and Significant Items Affecting Comparability

COVID-19

As the COVID-19 global pandemic continues and new variants of the virus emerge, such as Omicron in late 2021, our main priorities continue to be the safety of our employees and helping maintain the global food supply. Together with our employees, customers, suppliers and other partners, we are working to emerge from the pandemic stronger.

During 2020, the first year of the pandemic, we experienced a significant increase in demand and revenue growth in certain markets as consumers increased their food purchases for in-home consumption. Results were particularly strong in modern trade (such as large grocery supermarkets and retail chains), digital commerce and especially for categories such as biscuits. However, other parts of our business were negatively affected by mandated lockdowns and other related restrictions. This was especially so during the second quarter of 2020 for some of our emerging markets due to store closures, particularly in our Latin America region as well as parts of our AMEA region that have a greater concentration of traditional trade (such as small family-run stores), our world travel retail (such as international duty-free stores), and our foodservice businesses as well as categories like gum and candy, which are more traditionally purchased and consumed out of home. The negative impacts experienced in the second quarter of 2020 began to subside in the second half of 2020, as demand grew in both developed and emerging markets and a number of our key markets returned to higher growth; however, our gum and candy, world travel retail and foodservice businesses as well as parts of our traditional trade business in parts of emerging markets continued to be negatively affected by the ongoing pandemic.

During 2021, we continued to see increased demand for most of our snack category products in both our emerging and developed markets relative to 2020; however, revenue from parts of our business were not yet back to pre-pandemic levels. In 2021, net revenue growth was 8.0% and Organic Net Revenue growth was 5.2%. In 2021, while we experienced double-digit revenue growth in gum as well as significant growth in other areas such as foodservice and world travel retail, revenues in these businesses were not fully recovered to pre-pandemic levels. Our overall outlook for future snacks revenue growth remains strong, but as the pandemic continues, we anticipate increased volatility in revenues until COVID-related risks and the international supply chain issues and labor and transportation constraints subside and snacks consumption stabilizes to a more normal growth level.

We continue to track new developments and ongoing impacts from the pandemic. Most disruptions we experienced in our operations due to the pandemic have been temporary and not material to our consolidated results. In the second half of 2021, we experienced higher operating costs, including higher overall raw material, transportation, labor and fuel costs, that we anticipate will continue into 2022. We discuss these and other ongoing impacts of COVID-19 below.

Our Employees, Customers and Communities
We have taken a number of actions to promote the health and safety of our employees, customers and consumers, which is our first priority:
•We implemented enhanced protocols to provide a safe and sanitary working environment for our employees. In many locations, our employees are working remotely whenever possible. For employees who were unable to work remotely, we adopted a number of heightened protocols, consistent with those prescribed by the World Health Organization, related to social distancing (including staggering lunchtimes and shifts where possible and restricting in-person gatherings and non-essential travel) and enhanced hygiene and workplace sanitation. We have worked with governments and healthcare providers to help provide access to vaccines for our frontline and office employees when and where possible at a local level. At a local level, we have also provided additional flexibility and support to employees in our manufacturing facilities, distribution and logistics operations and sales organization. As more employees who have been working remotely return to shared workplaces, we have enhanced safety protocols we will follow while also encouraging continued flexible and virtual work arrangements wherever possible.
•We have hired frontline employees in the U.S. and other locations to meet additional marketplace demand and promote uninterrupted functioning of our manufacturing, distribution and sales network. Labor markets, particularly in the U.S., U.K. as well as in other countries, have significantly tightened. We recognize the demand for talent and continue to actively work to safeguard, engage, attract and retain our employees.
•Since the start of the pandemic, we have donated over $30 million to assist those impacted by COVID-19 and to support local and global organizations responding to food instability and providing emergency relief.

Our Supply Chain and Operations
We operate in the food and beverages industry and are part of the global food supply chain. One of our main objectives during the pandemic is to maintain the availability of our products to meet the needs of our consumers. In response to increased demand, we increased production and until recently, we have not experienced material disruptions in our supply chain or operations. Beginning in the second half of 2021, we began to experience more significant supply chain disruptions and higher operating costs as noted below:
•As global supply, transportation and labor disruptions escalated in the second half of 2021, particularly in the U.S. and U.K., we incurred higher operating costs in our business.
•We also experienced labor disruptions primarily in our North America region in the third quarter of 2021, including a strike that affected six of our U.S. manufacturing and sales distribution facilities for several weeks. In September 2021, after working with our employees and union representatives to resolve the strike, we entered into a new collective bargaining agreement at these facilities. In the fourth quarter of 2021, we did not experience significant operating or labor disruptions. However, we anticipate some disruption in early 2022 and higher expected absenteeism due to illness within our operations and among our third-party suppliers and business partners primarily as a result of the Omicron variant. Throughout the second half of 2021, we also experienced labor-related disruptions in our network of third-party logistics and external manufacturing, and we anticipate labor shortage-related issues will continue into 2022. As a result of incremental pandemic-related expenditures and labor disruptions, we incurred and expect to incur higher labor costs, particularly as the pandemic continues.
•We continue to source raw ingredients, packaging, energy and transportation and deliver our products to our customers. Costs for resources, particularly commodity and transportation costs, have continued to increase. External factors, including the pandemic, adverse weather conditions, supply chain disruptions, and transportation and labor shortages, have impacted and are expected to continue to impact our operating costs. Although we monitor these costs and our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against all cost increases and changes in costs, and our hedging strategies may not protect us from increases in specific raw materials or other costs. We also may not be able to adjust pricing timely or fully, and this may negatively affect our revenue, margins or earnings. We anticipate some of the supply, transportation and labor constraints and higher cost trends we experienced in 2021 will continue in 2022. While we have not had significant delays or unavailability of raw ingredients or other supplies, we continue to monitor this risk. At this time, we believe we will be able to continue to source raw materials and other supplies we use in our business.
•The ongoing COVID-19 pandemic and related economic effects may disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, our co-manufacturers, distributors or other business partners. These disruptions or our failure to effectively respond to them could increase product or distribution costs and prices and continue to negatively affect operations and results.
•During the pandemic, we have incurred higher operating costs primarily for labor, customer service and logistics, security, personal protective equipment and cleaning. While we have not had long-term, severe supply chain disruptions, we do not know whether or how our supply chain or operations may be negatively affected if the pandemic continues. We intend to continue to execute on our strategic operating plans as the situation evolves. Disruptions, higher operating costs or uncertainties like those noted above could result in delays or modifications to our plans and initiatives.

Our Liquidity
We believe the steps we have taken to enhance our capital structure and liquidity, prior to and during the pandemic, strengthened our ability to operate during the pandemic:
•In 2021, we generated $4.1 billion of cash from operations, or approximately $3.2 billion after deducting capital expenditures. During 2020 and 2019, we also generated $4.0 billion of cash from operations, or $3.1 billion in 2020 and $3.0 billion in 2019 after deducting capital expenditures.
•As of December 31, 2021, we had $3.5 billion of cash and cash equivalents on hand. As further discussed below, in January 2022, we acquired Chipita S.A. to expand our snacks portfolio. We paid approximately €1.3 billion ($1.5 billion) in cash and we assumed and substantially paid down €0.4 billion ($0.4 billion) of Chipita’s debt in January for a total purchase price of approximately €1.7 billion ($1.9 billion). Based on our current available cash and access to financing markets, we do not anticipate any issue funding our obligations, including funding our next long-term debt maturities of approximately $1.2 billion in July 2022 and $0.5 billion in September 2022.
•During 2021, we generated cash of approximately $1.5 billion from the sale of KDP shares. During 2020, we also received cash of €350 million ($394 million) from our participation in the JDE Peet’s public share offerings and approximately $2.1 billion from our participation in the KDP secondary offering and subsequent KDP share sales (see additional information below and in Note 7, Equity Method Investments).
•We also have access to short-term and long-term financing markets and actively utilized these markets in 2020 and 2021. We continue to utilize the commercial paper markets in the United States and Europe for flexible, low-cost, short-term financing. We have issued additional long-term debt several times since the beginning of 2020 due to favorable market conditions and opportunities to shift a portion of our funding mix from short-term debt to long-term debt at a low cost. We renewed one of our credit facilities in early 2021 and now have $7.0 billion of undrawn credit facilities as well as other forms of short-term and long-term financing options available. As of December 31, 2021, we were, and we expect to continue to be, in compliance with our debt covenants (refer to the Liquidity and Capital Resources section and Note 9, Debt and Borrowing Arrangements).

Our Financial Position
•We continue to evaluate the realizability of our assets and indicators of potential impairment. We reviewed our receivables, inventory, right-of-use lease assets, long-lived assets, equity method and other long-term investments, deferred tax assets, goodwill and intangible assets.
•During the third quarter of 2021, we completed our annual impairment testing of goodwill and intangible assets and noted no impairments. Over the course of the ongoing pandemic, we have identified declines in demand for certain of our brands, primarily in the gum category, that prompted additional evaluation of our indefinite-life intangible assets. During the second quarter of 2021, we concluded that one biscuit brand was impaired and we recorded a $32 million impairment charge. During 2020, we concluded that eight brands were impaired and we recorded $144 million of impairment charges. While we did not identify impairment triggers for other brands, there continues to be significant uncertainty due to the pandemic. If brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. Refer to Note 6, Goodwill and Intangible Assets, for additional details on our intangible asset impairment evaluation.
•Restructuring and implementation activities were in line with our Simplify to Grow Program strategic objectives.
•Our equity investments in JDE Peet’s and KDP give us additional financial flexibility.
•We continue to monitor the quality of our assets and our overall financial position.
•We also continue to maintain oversight over our core process controls through our centralized shared service model, with key controls operating as designed.

At this point in the pandemic, while we have seen some improvements in business and economic conditions across many markets in which we do business, additional adverse impacts could arise such as those noted above and some that we cannot currently anticipate. Barring material business disruptions or other negative developments, we expect to meet the demand of consumers for our snacks, food and beverage products. Our overall outlook for future snacks revenue growth remains strong, but as the pandemic continues, we anticipate increased volatility in revenues until COVID-related risks and current international supply chain issues and labor and transportation constraints subside and snacks consumption stabilizes to a more normal growth level. Also, different markets and parts of our business may recover from the COVID-19 pandemic at different rates depending on many factors including vaccination levels or new COVID-19 variants and related outbreaks. As we continue to proactively manage our business in response to the evolving impacts of the pandemic, we continue to prioritize and support our employees and customers; monitor and work to further safeguard our supply chain, operations, technology and assets; protect our liquidity and financial position; work toward our strategic priorities and monitor our financial performance. We seek to position the Company to withstand the current uncertainties related to this pandemic and to emerge stronger.

Chipita Acquisition

On January 3, 2022, we closed on our acquisition of Chipita S.A., which is a strategic complement to our existing snacks portfolio and advances our strategy to become the global leader in broader snacking. The cash consideration for Chipita totaled €1.3 billion ($1.5 billion) and we assumed and also substantially paid down €0.4 billion ($0.4 billion) of Chipita’s debt in January for a total purchase price of approximately €1.7 billion ($1.9 billion). Refer to Note 2, Acquisitions and Divestitures, and Liquidity and Capital Resources for additional details.

KDP and JDE Peet’s Equity Method Investment Transactions

KDP
On June 7, 2021, we sold approximately 28 million shares of KDP, which reduced our ownership interest to 6.4%. We received $997 million of proceeds and recorded a pre-tax gain of $520 million (or $392 million after-tax) during the second quarter of 2021. On August 2, 2021, we sold approximately 14.7 million KDP shares, which reduced our ownership interest to 5.3%. We received $500 million of proceeds and recorded a pre-tax gain of $248 million (or $189 million after-tax) during the third quarter of 2021. The cash taxes associated with the KDP share sales were paid in 2021.

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

JDE Peet’s
During the second quarter of 2020, in connection with the JDE Peet’s offering of its ordinary shares, we exchanged our 26.4% ownership interest in JDE for a 26.5% equity interest in JDE Peet’s. On May 29, 2020, we participated in the JDE Peet’s offering and, with the subsequent exercise of the over-allotment option, we sold a total of approximately 11.1 million shares during the second quarter of 2020. We received €350 million ($394 million) of total proceeds from the sales of JDE Peet’s shares and we recorded a preliminary pre-tax gain of $121 million during the second quarter of 2020. We also incurred a $261 million tax expense. During the third quarter of 2020, we increased our preliminary gain by $10 million to $131 million. During the fourth quarter of 2020, we reduced our tax expense by $11 million to $250 million and we paid the associated cash tax by the end of 2021.

For additional information, refer to Note 7, Equity Method Investments, Note 16, Income Taxes, and Note 9, Debt and Borrowing Arrangements.

Tax Reform

We continue to monitor existing and potential future tax reform. In 2019, the most significant tax reform impact was from Swiss tax reform. On August 6, 2019, Switzerland published changes to its Federal tax law in the Official Federal Collection of Laws. On September 27, 2019, the Zurich Canton published their decision on the September 1, 2019 Zurich Canton public vote regarding the Cantonal changes associated with the Swiss Federal tax law change. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures that are hereafter referred to as “Swiss tax reform”. Based on these Federal / Cantonal events, our position is the enactment of Swiss tax reform for U.S. GAAP purposes was met as of September 30, 2019, and we recorded the impacts in the third quarter 2019. The net impact was a benefit of $767 million, which consisted of a $769 million reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes and remeasurement of our deferred tax balances, partially offset by a $2 million indirect tax impact in selling, general and administrative expenses. The ongoing impacts of these Swiss tax reform law changes became effective January 1, 2020. See Note 16, Income Taxes, for more information.

Summary of Results

•Net revenues were approximately $28.7 billion in 2021 and $26.6 billion in 2020, an increase of 8.0% in 2021 and an increase of 2.8% in 2020. In 2021, our net revenue growth continued to reflect increased demand for most of our snack category products in both our emerging and developed markets relative to 2020, though some markets were not yet back to pre-pandemic levels. In developed markets, increased food purchases for in-home consumption continued to drive net revenue growth, partially offset by declines in some markets as they lapped prior-year strong volume growth resulting from increased consumer demand due to the pandemic. In emerging markets, we lapped the negative initial impacts we experienced from the pandemic in 2020, with strong revenue growth in 2021 across most of our key markets, though some markets remained challenged. In addition, our out-of-home consumption businesses, which experienced significant negative impacts from the pandemic in 2020, continued to recover, particularly our gum and candy, foodservice and world travel retail businesses.
–Net revenues increased in 2021, driven by favorable volume/mix, higher net pricing, a significant impact from favorable currency translation, as most currencies we operate in strengthened against the U.S. dollar compared to exchange rates in the prior year, and incremental net revenues from our acquisitions of Gourmet Foods, Grenade and Hu in 2021 and Give & Go in 2020.
–Net revenues increased in 2020, driven by higher net pricing, favorable volume/mix and incremental net revenues from our acquisitions of Give & Go in 2020 and Perfect Snacks in 2019. These items were partially offset by the significant impact of unfavorable currency translation, as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year, as well as the May 28, 2019 divestiture of most of our cheese business in the Middle East and Africa.

•Organic Net Revenue increased 5.2% to $28.0 billion in 2021 and increased 3.7% to $26.8 billion in 2020. Organic Net Revenue increased in both 2021 and 2020 due to favorable volume/mix and higher net pricing, despite impacts from the COVID-19 pandemic described above. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•Diluted EPS attributable to Mondelēz International increased 23.1% to $3.04 in 2021 and decreased 8.2% to $2.47 in 2020.
–Diluted EPS increased in 2021 primarily driven by an increase in Adjusted EPS, lapping prior-year costs associated with the JDE Peet’s transaction, favorable year-over-year mark-to-market impacts from currency and commodity derivatives, lower intangible asset impairment charges, lapping the prior-year loss on interest rate swaps, lower losses on debt extinguishment and related expenses, lower Simplify to Grow program costs and a net benefit from acquisition integration costs and contingent consideration adjustments. These factors were partially offset by a lower gain on equity method investment transactions, higher initial impacts from enacted tax law changes, lower net earnings from divestitures, lapping the prior-year benefit from the resolution of tax matters and higher impact from pension participation changes.
–Diluted EPS decreased in 2020 primarily driven by lapping the prior-year benefit from initial impacts from enacted tax law changes, costs associated with the JDE Peet's transaction, loss on debt extinguishment, unfavorable year-over year change in equity method investee items, higher intangible asset impairment charges, unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives, lapping a prior-year gain on divestiture and lapping the prior-year benefit from pension participation changes. These factors were partially offset by gains on equity method investment transactions, higher Adjusted EPS, favorable change from the resolution of tax matters (a benefit in 2020 as compared to an expense in 2019), lower Simplify to Grow program costs and lower losses related to interest rate swaps.

•Adjusted EPS increased 12.1% to $2.87 in 2021 and increased 6.7% to $2.56 in 2020. On a constant currency basis, Adjusted EPS increased 9.0% to $2.79 in 2021 and increased 8.3% to $2.60 in 2020.
–For 2021, operating gains, favorable currency translation, fewer shares outstanding, higher equity method investment earnings and lower interest expense, partially offset by higher taxes primarily due to a lower net benefit from non-recurring discrete tax items, drove the Adjusted EPS growth.
–For 2020, operating gains, an increase in benefit plan non-service income and fewer shares outstanding, partially offset by unfavorable currency translation, primarily drove the Adjusted EPS growth.
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

COVID-19 – As described above, we continue to monitor and respond to the COVID-19 pandemic. While its impact is not yet fully known, it has had a material negative effect on the global and local economies and could have a material negative effect on our business and results in the future, particularly if there are significant adverse changes to consumer demand or significant disruptions to the supply, production or distribution of our products or the credit or financial stability of our customers and other business partners. While we have seen some improvements in overall economic conditions and the business climate in many markets where we sell and operate, COVID-19 variants such as Omicron and spikes in infections continue across a number of markets. If a significant economic or credit deterioration occurs, it could impair credit availability and our ability to raise capital when needed. A significant disruption in the financial markets may also have a negative effect on our derivative counterparties and could also impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. As we continue to manage operations during the pandemic, we will continue to prioritize the safety of our employees and consumers and we may continue to incur increased labor, customer service, commodity, transportation and other costs. We could see shifts in consumer demand and product mix that could have a negative impact on results. As discussed in Recent Developments and Significant Items Affecting Comparability, we are working to mitigate negative impacts to our business from the COVID-19 pandemic, but we may not be able to fully predict or respond to all impacts on a timely basis to prevent adverse impacts to our results. Any of these and other developments could materially harm our business, results of operations and financial condition.

Chipita acquisition – As described above, on January 3, 2022, we closed on our acquisition of Chipita S.A. The cash consideration for Chipita totaled €1.3 billion ($1.5 billion) and we assumed and substantially paid down €0.4 billion ($0.4 billion) of Chipita’s debt in January for a total purchase price of approximately €1.7 billion ($1.9 billion). Refer to Note 2, Acquisitions and Divestitures, and Liquidity and Capital Resources for additional details.

Demand – We monitor consumer spending and our market share within the food and beverage categories in which we sell our products. Core snacks categories continued to expand in 2021 due to the continued growth of snacking as a consumer behavior around the world. As part of our strategic plan, we seek to drive category growth by leveraging our local and consumer-focused commercial approach, making investments in our brand and snacks portfolio, building strong routes to market in both emerging and developed markets and improving our availability across multiple channels. We believe these actions will help drive demand in our categories and strengthen our positions across markets.

Long-Term Demographics and Consumer Trends – Snack food consumption is highly correlated to GDP growth, urbanization of populations and rising discretionary income levels associated with a growing middle class, particularly in emerging markets. Our recent research underscores the growth of snacking worldwide and how behavior, sentiment and routines surrounding food are being reshaped by COVID-19. Snacking, which was already increasing among consumers, continues to grow according to snack category findings noted above and supported by the findings from the third annual State of Snacking report, commissioned by Mondelēz International and issued in January 2022. The report was conducted in conjunction with consumer poll specialist The Harris Poll and summarizes the findings from interviews with thousands of consumers across 12 countries. We believe that snacks continue to be a source of comfort as well as excitement and variety for consumers. Social media increasingly helps consumers find food trends, inspiration and connection on their social media and other feeds. Consumers are also interested in buying snacks conveniently, whether through same-day delivery apps, shipped sources or different retail settings. Many consumers also continue to prioritize sustainability in their purchase decisions, valuing sustainably sourced ingredients, low carbon footprint preparation and lower waste packaging. We seek to continue to offer snacks that meet consumer needs and preferences and align with our strategic priorities.

Volatility of Global Markets – Our growth strategy depends in part on our ability to expand our operations, including in emerging markets. Some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions. Volatility in these markets affects demand for and the costs of our products and requires frequent changes in how we operate our business. As further discussed in COVID-19 above and in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, we continue to monitor volatility in global consumer, commodity, transportation, labor, currency and capital markets that may continue until the COVID-19 pandemic or related issues are largely resolved. We expect input cost volatility and a higher aggregate cost environment to continue into 2022 as we manage through the pandemic and new COVID-19 variants, the related recovery, labor shortages, inflation, supply chain disruptions (including any potential disruptions in the availability of raw materials, packaging, transportation, energy or other supplies) and adverse weather factors. (See also below for a discussion of Brexit and Argentina, which was designated a highly inflationary economy in 2018.) In addition, the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or key commodities and potential changes in U.S. trade programs, trade relations, regulations, taxes or fiscal policies might negatively affect our sales or profitability. To help mitigate adverse effects of ongoing volatility across markets, we aim to protect profitability through the management of costs (including hedging) and pricing as well as targeted investments in our brands and new routes to market.

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

Pricing – Our net revenue growth and profitability may be affected as we adjust prices to address new conditions, such as increasing input and operating costs due to supply, transportation and labor constraints and higher cost trends we experienced, particularly in the second half of 2021. We adjust our product prices based on a number of variables including market factors, transportation, logistics and changes in our product input costs, and we have increased prices to control costs given recent significant cost inflation. However, we may not be able to adjust pricing fully or timely in response to rising costs, and this may negatively affect our revenue, margins or earnings.

Operating Costs – Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax planning. To remain competitive on our operating structure, we continue to work on programs to expand our profitability, such as our Simplify to Grow Program, which is designed to bring about significant reductions in our operating cost structure in both our supply chain and overhead costs. During the second half of 2021, in particular, we experienced higher operating costs, including higher overall raw material, transportation, labor and fuel costs that we anticipate will continue into 2022.

Taxes – We continue to monitor existing and potential future tax reform around the world. During November 2021, the U.S. House of Representatives passed a bill that contains significant changes to currently enacted U.S. tax rules but the Senate has not yet acted on it. In December 2021, the OECD released model rules for a global minimum tax. Both of these proposed legislative changes could have a material effect on us if enacted.

Currency – As a global company with 75.1% of our net revenues generated outside the United States, we are continually exposed to changes in global economic conditions and currency movements. While we hedge significant forecasted currency exchange transactions as well as currency translation impacts from certain net assets of our non-U.S. operations, we cannot fully predict or eliminate all adverse impacts arising from changes in currency exchange rates on our consolidated financial results. To partially offset currency translation impacts arising from our overseas operations, we enter into net investment hedges primarily in the form of local currency-denominated debt, cross-currency swaps and other financial instruments. While we work to mitigate our exposure to currency risks, factors such as continued global and local market volatility, actions by foreign governments, political uncertainty, limited hedging opportunities and other factors could lead to unfavorable currency impacts in the future and could adversely affect our results of operations or financial position. See additional discussion of Brexit and Argentina below and refer also to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, and Note 10, Financial Instruments, for additional information on how we manage currency and related risks. As currency movements can make comparison of year-over-year operating performance challenging, we isolate the impact of currency and also report growth on a constant currency basis, holding prior-year currency exchange rates constant, so that prior-year and current-year results can be compared on a consistent basis.

Brexit – Following Brexit in 2020, a new trade arrangement was reached between the U.K. and E.U. that began on January 1, 2021. The main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. subject to prescribed trade terms, including but not limited to meeting product and labeling standards for both the U.K. and E.U. Cross-border trade between the U.K. and E.U. is also subject to new customs regulations, documentation and reviews. Our supply chain in this market relies on imports of raw and packaging materials as well as finished goods. To comply with the new requirements, we increased resources in customer service and logistics, in our factories and on our customs support teams. We adapted our processes and systems for the new and increased number of customs transactions. We continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the U.K. We have made investments in resources, systems and processes to meet the new ongoing requirements and we work to mitigate disruptions to our local supply chain and distribution, including those related to the recent transportation labor shortage in the U.K., to reduce the impact on our input and distribution costs. Despite our efforts to control costs, inflationary cost pressures increased in our U.K. business in 2021, as we also experienced in other markets. If the U.K.’s separation from, or new trade arrangements with, the E.U. negatively impact the U.K. economy or result in disagreements on trade terms, delays affecting our supply chain or distribution, disruptions to sales or collections, or further increases in inflationary cost pressures, the impact to our results of operations, financial condition and cash flows could be material. In 2021, we generated 9.3% of our consolidated net revenues in the U.K.

U.K. advertising and promotion ban – In the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds is expected to go into effect in 2023, and new measures restricting certain promotions and in-store placement of some of those products are expected to go into effect in October 2022. Although we are unable to estimate precisely the impact of the restrictions, they could significantly negatively affect our U.K. results of operations in 2022 and thereafter.

Argentina – as further discussed in Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, on July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries. As a result, we recorded a remeasurement loss of $13 million in 2021, a remeasurement loss of $9 million in 2020 and a remeasurement gain of $4 million in 2019 within selling, general and administrative expenses related to the revaluation of the Argentinean peso denominated net monetary position over these periods. The mix of monetary assets and liabilities and the exchange rate to convert Argentinean pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Argentina highly inflationary accounting on future net earnings.

Gum Portfolio Review – During 2021, we began and continue to conduct a strategic review of our developed market gum business. We expect to complete the review and have more information in mid 2022.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use low-cost, short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments, dividends and share repurchases. We continued to secure low-cost short and long-term debt during 2021. In September 2021, we issued our first green bonds, raising nearly €2.0 billion and enabling us to cost-effectively fund eligible projects that align with our sustainability priorities in the areas of building a thriving ingredient supply chain and reducing our environmental impact. In September 2021, through our subsidiary Mondelez International Holdings Netherlands B.V. (“MIHN”), we also issued €300 million of zero interest exchangeable notes that are redeemable for cash or existing ordinary shares of JDE Peet's at our option. We also continue to use interest rate swaps and other financial instruments to manage our exposure to interest rate and cash flow variability, protect the value of our existing currency assets and liabilities and protect the value of our debt. We also enter into cross-currency interest rate swaps, forwards and option collars to hedge our non-U.S. net investments against adverse movements in exchange rates. Our net investment hedge derivative contracts have had and are expected to have a favorable impact and reduce some of the financing costs and related currency impacts within our interest costs. Refer to Note 9, Debt and Borrowing Arrangements, and Note 10, Financial Instruments, for additional information on our debt and derivative activity.

Cybersecurity Risks – Global cybersecurity risks continue to increase, including during the pandemic and as more employees are working remotely and virtually outside of traditional workplaces. In response, we continue to be on heightened alert and dedicate focused resources to network security, backup and disaster recovery and to provide ongoing workforce training and employ security measures to protect our systems and data. We are also focusing on enhancing the monitoring and detection of threats in our environment, including but not limited to the manufacturing environment and operational technologies, as well as adjusting information security controls based on updated threats. While we have taken security measures to protect our systems and data, security measures cannot provide absolute certainty or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis.

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

		For the Years Ended December 31,
	See Note	2021	2020	2019
		(in millions, except percentages)
Simplify to Grow Program	Note 8
Restructuring Charges		$(154)	$(156)	$(176)
Implementation Charges		(167)	(207)	(272)
Intangible asset impairment charges	Note 6	(32)	(144)	(57)
Mark-to-market gains from derivatives (1)	Note 10	277	19	90
Acquisition and divestiture-related costs	Note 2
Acquisition integration costs and contingent consideration adjustments		40	(4)	—
Acquisition-related costs		(25)	(15)	(3)
Net gain on acquisition and divestitures		8	—	44
Divestiture-related costs		(22)	(4)	(6)
Costs associated with JDE Peet's transaction	Note 7	—	(48)	—
Remeasurement of net monetary position	Note 1	(13)	(9)	4
Impact from pension participation changes (1)	Note 11	(42)	(11)	29
Impact from resolution of tax matters (1)	Note 14	7	48	(85)
CEO transition remuneration (2)		—	—	(9)
Loss related to interest rate swaps	Note 9 & 10	—	(103)	(111)
Loss on debt extinguishment	Note 9	(137)	(185)	—
Initial impacts from enacted tax law changes	Note 16	(100)	(36)	752
Gain/(loss) on equity method investment transactions (3)	Note 7	740	989	(2)
Equity method investee items (4)		(68)	(80)	17
Effective tax rate	Note 16	27.2%	36.2%	0.1%

(1)Includes impacts recorded in operating income and interest expense and other, net. Mark-to-market gains/(losses) above also include our equity method investment-related derivative contract mark-to-market gains/(losses) (refer to Note 10, Financial Instruments) that are recorded in the gain on equity method investment transactions on our consolidated statement of earnings.
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

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2021 with 2020 and 2020 with 2019.

2021 compared with 2020

	For the Years Ended December 31,
	2021	2020	$ change	% change
	(in millions, except per share data)
Net revenues	$28,720	$26,581	$2,139	8.0%
Operating income	4,653	3,853	800	20.8%
Earnings from continuing operations	4,314	3,569	745	20.9%
Net earnings attributable to Mondelēz International	4,300	3,555	745	21.0%
Diluted earnings per share attributable to Mondelēz International	3.04	2.47	0.57	23.1%

Net Revenues – Net revenues increased $2,139 million (8.0%) to $28,720 million in 2021, and Organic Net Revenue increased $1,388 million (5.2%) to $27,969 million. Developed markets net revenues increased 6.3% and developed markets Organic Net Revenue increased 1.6%. Emerging markets net revenues increased 11.4% and emerging markets Organic Net Revenue increased 12.2%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2021
Change in net revenues (by percentage point)
Total change in net revenues	8.0%
Removing the following items affecting comparability:
Favorable currency	(1.7)	pp
Impact of acquisitions	(1.0)	pp
Impact of divestiture	(0.1)	pp
Total change in Organic Net Revenue (1)	5.2%
Favorable volume/mix	2.6	pp
Higher net pricing	2.6	pp

(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 8.0% was driven by our underlying Organic Net Revenue growth of 5.2%, favorable currency, the impact of acquisitions and the partial year contribution of a business divested on November 1, 2021 which had been part of an earlier 2021 acquisition. Overall, we continued to see increased demand for our snack category products, though parts of our business were not yet back to pre-pandemic levels. In developed markets, increased food purchases for in-home consumption continued to drive net revenue growth, partially offset by declines in some markets as they lapped strong volume growth in 2020 resulting from increased consumer demand due to the pandemic. In emerging markets, we lapped the negative initial impacts we experienced from the pandemic in 2020, with strong revenue growth in 2021 across most of our key markets, though some markets remained challenged. In addition, sales of our gum and candy products grew as out-of-home consumption continued to recover, as did our world travel business as global travel improved, though still below pre-pandemic levels. Favorable currency translation and incremental net revenues from acquisitions also added to revenue growth in 2021.

Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix in Europe, AMEA and Latin America was primarily driven by strong volume gains as we lapped the significant negative impacts of the pandemic in many of our key markets. This was partially offset by unfavorable volume/mix in North America as the region lapped very strong prior-year volume growth from significant food purchases for in-home consumption due to the pandemic. Higher net pricing in all regions was due to the benefit of carryover pricing from 2020 as well as the effects of input cost-driven pricing actions taken during 2021. Favorable currency impacts increased net revenues by $462 million, due primarily to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Chinese yuan, Australian dollar, Canadian dollar, South African rand and Mexican peso, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real and Turkish lira. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $47 million (constant currency basis), the March 25, 2021 acquisition of Grenade added incremental net revenues of $63 million (constant currency basis), the January 4, 2021 acquisition of Hu added incremental net revenues of $38 million and the April 1, 2020 acquisition of Give & Go added incremental net revenues of $106 million in 2021. The packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food but divested on November 1, 2021, added incremental net revenues of $35 million prior to its divestiture. Refer to Note 2, Acquisitions and Divestitures, for more information.

Operating Income – Operating income increased $800 million (20.8%) to $4,653 million in 2021, Adjusted Operating Income (1) increased $374 million (8.5%) to $4,775 million and Adjusted Operating Income on a constant currency basis increased $256 million (5.8%) to $4,657 million due to the following:

	Operating Income	Change
	(in millions)
Operating Income for the Year Ended December 31, 2020	$3,853
Simplify to Grow Program (2)	360
Intangible asset impairment charges (3)	144
Mark-to-market gains from derivatives (4)	(16)
Acquisition integration costs (5)	4
Acquisition-related costs (5)	15
Divestiture-related costs (5)	4
Costs associated with JDE Peet's transaction (6)	48
Remeasurement of net monetary position (7)	9
Impact from resolution of tax matters (8)	(20)
Adjusted Operating Income (1) for the Year Ended December 31, 2020	$4,401
Higher net pricing	678
Higher input costs	(474)
Favorable volume/mix	107
Higher selling, general and administrative expenses	(133)
Lower amortization of intangible assets	80
Other	(2)
Total change in Adjusted Operating Income (constant currency) (1)	256	5.8%
Favorable currency translation	118
Total change in Adjusted Operating Income (1)	374	8.5%
Adjusted Operating Income (1) for the Year Ended December 31, 2021	$4,775
Simplify to Grow Program (2)	(319)
Intangible asset impairment charges (3)	(32)
Mark-to-market gains from derivatives (4)	279
Acquisition integration costs and contingent consideration adjustments (5)	40
Acquisition-related costs (5)	(25)
Net gain on acquisition and divestiture (5)	8
Divestiture-related costs (5)	(22)
Operating income from divestiture (5)	5
Remeasurement of net monetary position (7)	(13)
Impact from pension participation changes (9)	(48)
Impact from resolution of tax matters (8)	5
Operating Income for the Year Ended December 31, 2021	$4,653	20.8%

(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 8, Restructuring Program, for more information.
(3)Refer to Note 6, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 10, Financial Instruments, Note 18, Segment Reporting, and Non-GAAP Financial Measures at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the January 3, 2022 acquisition of Chipita, April 1, 2021 acquisition of Gourmet Food, March 25, 2021 acquisition of a majority interest in Grenade, January 4, 2021 acquisition of the remaining 93% of equity in Hu and April 1, 2020 acquisition of a significant majority interest in Give & Go.
(6)Refer to Note 7, Equity Method Investments, for more information on the JDE Peet's transaction.
(7)Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(8)Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.
(9)Refer to Note 11, Benefit Plans, for more information.

During 2021, we realized higher net pricing and favorable volume/mix, which was largely offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2020 as well as the effects of input cost-driven pricing actions taken during 2021, was reflected in all regions. Favorable volume/mix was driven by Europe, AMEA and Latin America, which was partially offset by unfavorable volume/mix in North America. Overall, volume/mix benefited from volume gains as we lapped the significant negative impacts of the pandemic in many of our key markets, while in North America, we lapped high volume growth in 2020 from significant food purchases for in-home consumption due to the pandemic. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity and lower year-over-year incremental COVID-19 related costs. Higher raw material costs were in part due to higher foreign currency transaction costs on imported materials, as well as increased costs for edible oils, packaging, sugar, cocoa, grains, dairy and other ingredients.

Total selling, general and administrative expenses increased $165 million from 2020, due to a number of factors noted in the table above, including in part, an unfavorable currency impact related to expenses, incremental expenses from acquisitions, the impact from pension participation changes, lower benefits from the resolution of tax matters and higher acquisition-related costs, which were partially offset by lower implementation costs incurred for the Simplify to Grow Program, lapping prior-year costs associated with the JDE Peet's transaction and a net benefit from acquisition integration costs and contingent consideration adjustments. Excluding these factors, selling, general and administrative expenses increased $133 million from 2020. The increase was driven primarily by higher advertising and consumer promotion costs, partially offset by lower overhead spending including lower year-over-year incremental COVID-19 related costs.

Favorable currency changes increased operating income by $118 million due primarily to the strength of several currencies relative to the U.S. dollar, including the British pound sterling, euro, Chinese yuan. Australian dollar and Canadian dollar, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real and Turkish lira.

Operating income margin increased from 14.5% in 2020 to 16.2% in 2021. The increase in operating income margin was driven primarily by the favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, lower intangible asset impairment charges, lower Simplify to Grow program costs, a net benefit from acquisition integration costs and contingent consideration adjustments and lapping prior-year costs associated with the JDE Peet's transaction, partially offset by the impact from pension participation changes, higher divestiture-related costs and higher acquisition-related costs. Adjusted Operating Income margin for 2021 was flat to 2020 at 16.6%. Adjusted Operating Income margin was unchanged as higher net pricing, lower manufacturing costs due to productivity and lower year-over-year incremental COVID-19 costs, and lower selling, general and administrative costs were offset by higher raw material costs, unfavorable product mix and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $4,300 million increased by $745 million (21.0%) in 2021. Diluted EPS attributable to Mondelēz International was $3.04 in 2021, up $0.57 (23.1%) from 2020. Adjusted EPS (1) was $2.87 in 2021, up $0.31 (12.1%) from 2020. Adjusted EPS on a constant currency basis was $2.79 in 2021, up $0.23 (9.0%) from 2020.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2020	$2.47
Simplify to Grow Program (2)	0.20
Intangible asset impairment charges (2)	0.08
Mark-to-market gains from derivatives (2)	(0.01)
Acquisition-related costs (2)	0.01
Net earnings from divestitures (2) (3)	(0.07)
Costs associated with JDE Peet's transaction (2)	0.20
Remeasurement of net monetary position (2)	0.01
Impact from pension participation changes (2)	0.01
Impact from resolution of tax matters (2)	(0.02)
Loss related to interest rate swaps (4)	0.05
Loss on debt extinguishment (5)	0.10
Initial impacts from enacted tax law changes (6)	0.02
Gain on equity method investment transaction (7)	(0.55)
Equity method investee items (8)	0.06
Adjusted EPS (1) for the Year Ended December 31, 2020	$2.56
Increase in operations	0.14
Increase in equity method investment net earnings	0.03
Changes in interest and other expense, net (9)	0.02
Changes in income taxes (6)	(0.01)
Changes in shares outstanding (10)	0.05
Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2021	$2.79
Favorable currency translation	0.08
Adjusted EPS (1) for the Year Ended December 31, 2021	$2.87
Simplify to Grow Program (2)	(0.17)
Intangible asset impairment charges (2)	(0.02)
Mark-to-market gains from derivatives (2)	0.17
Acquisition integration costs and contingent consideration adjustments (2)	0.02
Acquisition-related costs (2)	(0.01)
Divestiture-related costs (2)	(0.01)
Net earnings from divestitures (2) (3)	0.02
Remeasurement of net monetary position (2)	(0.01)
Impact from pension participation changes (2)	(0.02)
Loss on debt extinguishment (5)	(0.07)
Initial impacts from enacted tax law changes (6)	(0.07)
Gain on equity method investment transactions (7)	0.39
Equity method investee items (8)	(0.05)
Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2021	$3.04

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

(4)Refer to Note 10, Financial Instruments, for information on our interest swaps that we no longer designate as cash flow hedges.
(5)Refer to Note 9, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.
(6)Refer to Note 16, Income Taxes, for information on income taxes.
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
(10)Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 17, Earnings per Share, for earnings per share weighted-average share information.

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
Removing the following items affecting comparability:
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

Operating Income – Operating income increased $10 million (0.3%) to $3,853 million in 2020. Adjusted Operating Income (1) increased $137 million (3.2%) to $4,401 million and Adjusted Operating Income on a constant currency basis increased $196 million (4.6%) to $4,460 million due to the following:

	Operating Income	Change
	(in millions)
Operating Income for the Year Ended December 31, 2019	$3,843
Simplify to Grow Program (2)	442
Intangible asset impairment charges (3)	57
Mark-to-market gains from derivatives (4)	(91)
Acquisition-related costs (5)	3
Divestiture-related costs (5)	6
Operating income from divestiture (5)	(9)
Net gain on divestiture (5)	(44)
Remeasurement of net monetary position (6)	(4)
Impact from pension participation changes (7)	(35)
Impact from resolution of tax matters (8)	85
CEO transition remuneration (1)	9
Initial impacts from enacted tax law changes (9)	2
Adjusted Operating Income (1) for the Year Ended December 31, 2019	$4,264
Higher net pricing	495
Higher input costs	(394)
Favorable volume/mix	142
Higher selling, general and administrative expenses	(77)
VAT-related settlement	11
Impact from acquisition (5)	23
Other	(4)
Total change in Adjusted Operating Income (constant currency) (1)	196	4.6%
Unfavorable currency translation	(59)
Total change in Adjusted Operating Income (1)	137	3.2%
Adjusted Operating Income (1) for the Year Ended December 31, 2020	$4,401
Simplify to Grow Program (2)	(360)
Intangible asset impairment charges (3)	(144)
Mark-to-market gains from derivatives (4)	16
Acquisition integration costs (5)	(4)
Acquisition-related costs (5)	(15)
Divestiture-related costs (5)	(4)
Costs associated with JDE Peet's transaction (10)	(48)
Remeasurement of net monetary position (6)	(9)
Impact from resolution of tax matters (8)	20
Operating Income for the Year Ended December 31, 2020	$3,853	0.3%

(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 8, Restructuring Program, for more information.
(3)Refer to Note 6, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 10, Financial Instruments, Note 18, Segment Reporting, and Non-GAAP Financial Measures at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
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
(7)Refer to Note 11, Benefit Plans, for more information.
(8)Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.

(9)Refer to Note 16, Income Taxes, for more information on initial impacts from enacted tax law changes.
(10)Refer to Note 7, Equity Method Investments, for more information on the JDE Peet's transaction.

During 2020, we realized higher net pricing and favorable volume/mix, which was largely offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2019 as well as the effects of input cost-driven pricing actions taken during 2020, was reflected in all regions except Europe. Favorable volume/mix was driven by North America and Europe, which was partially offset by unfavorable volume/mix in Latin America and AMEA. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity net of incremental COVID-19 related costs. Higher raw material costs were in part due to higher foreign currency transaction costs on imported materials, as well as higher cocoa, dairy, sugar, energy, packaging, nuts, grains and other ingredients costs, partially offset by lower costs for oils.

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

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,555 million decreased by $374 million (9.5%) in 2020. Diluted EPS attributable to Mondelēz International was $2.47 in 2020, down $0.22 (8.2%) from 2019. Adjusted EPS (1) was $2.56 in 2020, up $0.16 (6.7%) from 2019. Adjusted EPS on a constant currency basis was $2.60 in 2020, up $0.20 (8.3%) from 2019.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2019	$2.69
Simplify to Grow Program (2)	0.24
Intangible asset impairment charges (2)	0.03
Mark-to-market gains from derivatives (2)	(0.05)
Net earnings from divestitures (2) (3)	(0.08)
Net gain on divestitures (2)	(0.03)
Impact from pension participation changes (2)	(0.02)
Impact from resolution of tax matters (2)	0.05
CEO transition remuneration (2)	0.01
Loss related to interest rate swaps (4)	0.08
Initial impacts of enacted tax law changes (5)	(0.52)
Loss on equity method investment transaction (6)	0.01
Equity method investee items (7)	(0.01)
Adjusted EPS (1) for the Year Ended December 31, 2019	$2.40
Increase in operations	0.08
Increase in equity method investment net earnings	0.02
VAT-related settlements	0.01
Impact from acquisitions (2)	0.01
Changes in benefit plan non-service income	0.04
Changes in interest and other expense, net (8)	(0.01)
Changes in income taxes (5)	0.02
Changes in shares outstanding (9)	0.03
Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2020	$2.60
Unfavorable currency translation	(0.04)
Adjusted EPS (1) for the Year Ended December 31, 2020	$2.56
Simplify to Grow Program (2)	(0.20)
Intangible asset impairment charges (2)	(0.08)
Mark-to-market gains from derivatives (2)	0.01
Acquisition-related costs (2)	(0.01)
Net earnings from divestitures (2) (3)	0.07
Costs associated with JDE Peet's transaction (2)	(0.20)
Remeasurement of net monetary position (2)	(0.01)
Impact from pension participation changes (2)	(0.01)
Impact from resolution of tax matters (2)	0.02
Loss related to interest rate swaps (4)	(0.05)
Loss on debt extinguishment (10)	(0.10)
Initial impacts of enacted tax law changes (5)	(0.02)
Gain on equity method investment transactions (6)	0.55
Equity method investee items (7)	(0.06)
Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2020	$2.47

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
(5)Refer to Note 16, Income Taxes, for information on income taxes.
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
(9)Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 17, Earnings per Share, for earnings per share weighted-average share information.
(10)Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.

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

Our segment net revenues and earnings were:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Net revenues:
Latin America	$2,797	$2,477	$3,018
AMEA	6,465	5,740	5,770
Europe	11,156	10,207	9,972
North America	8,302	8,157	7,108
Net revenues	$28,720	$26,581	$25,868

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$261	$189	$341
AMEA	1,054	821	691
Europe	2,092	1,775	1,732
North America	1,371	1,587	1,451
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	279	16	91
General corporate expenses	(253)	(326)	(330)
Amortization of intangible assets	(134)	(194)	(174)
Net gain on acquisition and divestitures	8	—	44
Acquisition-related costs	(25)	(15)	(3)
Operating income	4,653	3,853	3,843
Benefit plan non-service income	163	138	60
Interest and other expense, net	(447)	(608)	(456)
Earnings before income taxes	$4,369	$3,383	$3,447

Latin America

	For the Years Ended December 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$2,797	$2,477	$320	12.9%
Segment operating income	261	189	72	38.1%
	For the Years Ended December 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$2,477	$3,018	$(541)	(17.9)%
Segment operating income	189	341	(152)	(44.6)%

2021 compared with 2020:

Net revenues increased $320 million (12.9%), due to higher net pricing (13.6 pp) and favorable volume/mix (6.8 pp), partially offset by unfavorable currency (7.5 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the negative impacts from the pandemic that we experienced in the prior year subsided across the region. Favorable volume/mix was driven by gains in chocolate, biscuits, gum and candy, partially offset by declines in refreshment beverages and cheese & grocery. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region including the Argentinean peso and Brazilian real.

Segment operating income increased $72 million (38.1%), primarily due to higher net pricing, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), favorable volume/mix and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency, divestiture-related costs incurred in 2021, higher other selling, general and administrative expenses and lower benefits from the resolution of tax matters.

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

Segment operating income decreased $152 million (44.6%), primarily due to higher raw material costs, unfavorable volume/mix, unfavorable currency, higher other selling, general and administrative expenses (net of lapping the expense of VAT-related settlements in 2019) and an unfavorable change in remeasurement of net monetary position in Argentina (remeasurement loss in 2020 as compared to a remeasurement gain in 2019). These unfavorable items were partially offset by higher net pricing, lower manufacturing costs (net of incremental COVID-19 related costs), lower costs incurred for the Simplify to Grow Program and higher benefits from the resolution of a tax matter.

AMEA

	For the Years Ended December 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$6,465	$5,740	$725	12.6%
Segment operating income	1,054	821	233	28.4%
	For the Years Ended December 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$5,740	$5,770	$(30)	(0.5)%
Segment operating income	821	691	130	18.8%

2021 compared with 2020:

Net revenues increased $725 million (12.6%), due to favorable volume/mix (5.3 pp), favorable currency (3.8 pp), higher net pricing (2.0 pp), the impact of an acquisition (0.9 pp) and the partial year contribution of a business divested on November 1, 2021 which had been part of an earlier 2021 acquisition (0.6 pp). Favorable volume/mix reflected net overall volume gains as the negative impacts from the pandemic that we experienced in the prior year subsided across most of the region, though some markets were still challenged. Favorable volume/mix was driven by gains in chocolate, biscuits, gum and candy, partially offset by declines in cheese & grocery and refreshment beverages. Favorable currency impacts were due to the strength of most currencies relative to the U.S. dollar, including the Chinese yuan, Australian dollar, South African rand and New Zealand dollar. Higher net pricing was reflected across all categories except cheese & grocery. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $47 million (constant currency basis) in 2021. The packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food but divested on November 1, 2021, added incremental net revenues of $35 million prior to its divestiture.

Segment operating income increased $233 million (28.4%), primarily due to lower manufacturing costs (productivity and lower incremental COVID-19 related costs), higher net pricing, favorable volume/mix, lower costs incurred for the Simplify to Grow Program, favorable currency, the impact of an acquisition, lapping prior-year intangible asset impairment charges and the partial year contribution of a business divested which had been part of an earlier 2021 acquisition. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs and higher other selling, general and administrative expenses.

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

Europe

	For the Years Ended December 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$11,156	$10,207	$949	9.3%
Segment operating income	2,092	1,775	317	17.9%
	For the Years Ended December 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$10,207	$9,972	$235	2.4%
Segment operating income	1,775	1,732	43	2.5%

2021 compared with 2020:

Net revenues increased $949 million (9.3%), due to favorable currency (3.7 pp), favorable volume/mix (3.6 pp), higher net pricing (1.4 pp) and the impact of an acquisition (0.6 pp). Favorable currency impacts reflected the strength of most currencies in the region relative to the U.S. dollar, including the euro, British pound sterling, Norwegian krone, Swedish krona and Czech koruna, partially offset by the strength of the U.S. dollar relative to a few currencies, including the Turkish lira and Russian ruble. Favorable volume/mix was driven by strong volume growth as we experienced increased demand for most of our snack category products and our world travel business continued to recover as global travel improved though still remained below pre-pandemic levels. Favorable volume/mix was driven by gains in chocolate, biscuits, cheese & grocery, and refreshment beverages, partially offset by declines in gum and candy. Higher net pricing was reflected across all categories except cheese & grocery. The March 25, 2021 acquisition of Grenade added incremental net revenues of $63 million (constant currency basis) in 2021.

Segment operating income increased $317 million (17.9%), primarily due to favorable volume/mix, higher net pricing, lower Simplify to Grow Program costs, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), favorable currency, lapping prior-year intangible asset impairment charges, lower other selling, general and administrative expenses and the impact of an acquisition. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, the impact from pension participation changes and acquisition integration costs incurred in 2021.

2020 compared with 2019:

Net revenues increased $235 million (2.4%), due to favorable volume/mix (2.8 pp), partially offset by lower net pricing (0.3 pp) and unfavorable currency (0.1 pp). Favorable volume/mix due to overall higher volume was tempered by the net impact from the COVID-19 outbreak, as overall increased food purchases for in-home consumption were partially offset by a negative volume impact on our world travel retail and foodservice businesses due to lockdowns and other restrictions. Favorable volume/mix was driven by gains in chocolate, cheese & grocery, biscuits and refreshment beverages, partially offset by declines in candy and gum. Lower net pricing was driven by biscuits and chocolate, partially offset by higher net pricing in cheese & grocery, candy, gum and refreshment beverages. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to several currencies in the region, including the Russian ruble, Turkish lira, Norwegian krone and Ukrainian hryvnia, mostly offset by the strength of several currencies in the region relative to the U.S. dollar, primarily the euro, British pound sterling, Swedish krona and Swiss franc.

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

North America

	For the Years Ended December 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$8,302	$8,157	$145	1.8%
Segment operating income	1,371	1,587	(216)	(13.6)%
	For the Years Ended December 31,
	2020	2019	$ change	% change
	(in millions)
Net revenues	$8,157	$7,108	$1,049	14.8%
Segment operating income	1,587	1,451	136	9.4%

2021 compared with 2020:

Net revenues increased $145 million (1.8%), due to the impact of acquisitions (1.8 pp), higher net pricing (1.0 pp) and favorable currency (0.6 pp), partially offset by unfavorable volume/mix (1.6 pp). The April 1, 2020 acquisition of Give & Go added incremental net revenues of $106 million and the January 4, 2021 acquisition of Hu added incremental net revenues of $38 million in 2021. Higher net pricing was driven by biscuits, gum and candy, partially offset by lower net pricing in chocolate. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. Unfavorable volume mix reflected volume declines as the region lapped prior-year strong volume growth driven by significantly increased food purchases for in-home consumption due to the pandemic as well as impacts from labor disruptions and supply chain constraints in the second half of 2021. Unfavorable volume/mix was driven by declines in biscuits, candy, chocolate and gum.

Segment operating income decreased $216 million (13.6%), primarily due to unfavorable volume/mix, higher raw material costs, higher Simplify to Grow Program costs and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing, lower other selling, general and administrative expenses (including lower COVID-19 related costs), a net benefit from acquisition integration costs and contingent consideration adjustments, lower intangible asset impairment charges, lower manufacturing costs (lower incremental COVID-19 related costs and productivity) and favorable currency.

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

Goodwill and Indefinite-Life Intangible Assets:
We test goodwill and indefinite-life intangible assets for impairment on an annual basis on July 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 6.4% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 9.4%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions based on available information. Given the uncertainty of the global economic environment and the impact of COVID-19, those estimates could be significantly different than future performance. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value.

In 2021, 2020 and 2019, there were no impairments of goodwill. In connection with our 2021 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

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

During 2021, we recorded $32 million of intangible asset impairment charges related to a biscuit brand in North America. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We use several accepted valuation methods, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value. We also identified eight brands with $1,146 million of aggregate book value as of December 31, 2021 that each had a fair value in excess of book value of 10% or less. We continue to monitor our brand performance, particularly in light of the significant uncertainty due to the COVID-19 pandemic and related impacts to our business. If the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2020, we recorded $144 million of intangible asset impairment charges related to gum, chocolate, biscuits and candy brands, with $83 million in North America, $53 million in Europe, $5 million in AMEA and $3 million in Latin America. In 2019, we recorded $57 million of intangible asset impairment charges related to gum, chocolate, biscuits and candy brands, with $39 million in Europe, $15 million in AMEA and $3 million in Latin America.

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

While we do not anticipate further changes in the 2021 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase/(decrease), on our annual benefit plan costs:

	As of December 31, 2021
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(1)	$2	$(21)	$68
Effect of change in expected rate of return on plan assets on pension costs	(8)	8	(54)	54
Effect of change in discount rate on postretirement health care costs	1	—	—	—

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

See Note 16, Income Taxes, for further discussion of the impacts from Swiss tax reform in our financial statements, as well as additional information on our effective tax rate, current and deferred taxes, valuation allowances and unrecognized tax benefits.

Contingencies:
See Note 14, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Guidance:
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. We expect to continue to utilize our commercial paper program and international credit lines as needed. We continually evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Our investments in JDE Peet's and KDP also provide us additional flexibility. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity, and to date, we have been successful in raising financing as needed, including during the pandemic, and generally on favorable terms. However, in connection with the COVID-19 pandemic or otherwise, if a serious economic or credit market crisis ensues, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, tax liabilities, benefit plan obligations and lease expenses) as well as periodic expenditures for acquisitions, shareholder returns (such as dividend payments and share repurchases) and property, plant and equipment.

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 9, Debt and Borrowing Arrangements), our U.S. tax reform transition tax liability and deferred taxes (refer to Note 16, Income Taxes), our long-term benefit plan obligations (refer to Note 11, Benefit Plans) and commodity-related purchase commitments and derivative contracts (refer to Note 10, Financial Instruments).

We generally fund short- and long-term cash requirements with cash from operating activities as well as cash proceeds from short- and long-term debt financing (refer to Debt below). We generally do not use equity to fund our ongoing obligations.

Cash Flow:
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short and long-term financial commitments. Our cash flow activity over the last three years is noted below:

	2021	2020	2019
Net cash provided by operating activities	$4,141	$3,964	$3,965
Net cash (used in)/provided by investing activities	$(26)	$500	$(960)
Net cash used in financing activities	$(4,069)	$(2,215)	$(2,787)

Net Cash Provided by Operating Activities:
The increase in net cash provided by operating activities in 2021 was due primarily to higher earnings and lower working capital requirements, partially offset by higher tax payments and lower dividends received from our equity method investments. Net cash provided by operating activities was largely flat in 2020 relative to 2019 as higher cash tax payments in 2020 (primarily related to sales of KDP and JDE Peet's shares and the resolution of several indirect tax matters under a tax amnesty program in India) and the payment of costs associated with the JDE Peet's transaction in 2020 were largely offset by working capital improvements.

Net Cash Used in/Provided by Investing Activities:
Net cash from investing activities was lower in 2021 due primarily to lower cash proceeds from partial sales of our equity method investment shares (refer to Note 7, Equity Method Investments) and higher capital expenditures, partially offset by less cash paid for acquisitions in 2021 for Hu, Grenade and Gourmet Food than in 2020 for Give & Go (refer to Note 2, Acquisitions and Divestitures). The increase in net cash provided by investing activities in 2020 relative to 2019 was primarily due to cash received from the sale of shares in the JDE Peet's and KDP offerings and lower capital expenditures, partially offset by cash paid to acquire a majority interest in Give & Go.

Capital expenditures were $965 million in 2021, $863 million in 2020 and $925 million in 2019. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2022 capital expenditures to be up to $1.2 billion, including capital expenditures in connection with our Simplify to Grow Program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:
The increase in cash used in financing activities was primarily due to higher amounts of net long-term debt repayments, higher share repurchases and higher dividends paid in 2021 than in 2020. The decrease in net cash used in financing activities in 2020 relative to 2019 was primarily due to higher net debt issuances and lower share repurchases, partially offset by higher dividends paid and lower proceeds from stock option exercises in 2020.

Chipita Acquisition
On January 3, 2022, we closed on our acquisition of Chipita S.A. The cash consideration for Chipita totaled €1.3 billion ($1.5 billion) and we assumed and substantially paid down €0.4 billion ($0.4 billion) of Chipita's debt in January for a total purchase price of approximately €1.7 billion ($1.9 billion). Cash paid for the business was raised from cash from operations and by issuing long-term debt in the third quarter of 2021. Refer to Note 2, Acquisitions and Divestitures, and Note 9, Debt and Borrowing Arrangements, for additional details.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers are from 30 to 180 days, which we deem to be commercially reasonable. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Under these programs, our suppliers, at their sole discretion, determine invoices that they want to sell to participating financial institutions. Our suppliers’ voluntary inclusion of invoices in SCF programs has no bearing on our payment terms or amounts due. Our responsibility is limited to making payments based upon the agreed-upon contractual terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF programs and we have no economic interest in the suppliers’ decision to participate in the SCF programs. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheet. We have been informed by the participating financial institutions that as of December 31, 2021, and December 31, 2020, $2.5 billion and $2.1 billion, respectively, of our accounts payable to suppliers that participate in the SCF programs are outstanding.

Guarantees:
As discussed in Note 14, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2021, we had no material third-party guarantees recorded on our consolidated balance sheet. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt:
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

Refer to Note 9, Debt and Borrowing Arrangements, for a projection of long-term debt scheduled to mature (including current maturities and finance leases) in future periods. In the next 12 months, we expect to repay approximately $1.7 billion of maturing long-term debt including: $1.2 billion in July 2022 and $0.5 billion in September 2022. We fund ongoing debt maturities and other long-term obligations using cash on hand or we may refinance obligations with long-term debt or short-term financing (such as our commercial paper borrowings) depending on financing available, timing considerations, flexibility to raise funding and the cost of financing.

During December 2021, our Board of Directors approved a new $7.0 billion long-term financing authority to replace the prior $6.0 billion authority. As of December 31, 2021, all $7.0 billion of the long-term financing authorization remained available.

Our total debt was $19.5 billion at December 31, 2021 and $20.0 billion at December 31, 2020. Our debt-to-capitalization ratio was 0.41 at December 31, 2021 and 0.42 at December 31, 2020. The weighted-average term of our outstanding long-term debt was 9.5 years at December 31, 2021 and 7.4 years at December 31, 2020. Our average daily commercial borrowings were $0.5 billion in 2021, $2.3 billion in 2020 and $4.1 billion in 2019. We had commercial paper borrowings of $0.2 billion at December 31, 2021 and no commercial paper borrowings outstanding as of December 31, 2020. We expect to continue to use cash or commercial paper to finance various short-term financing needs. As of December 31, 2021, we continued to be in compliance with our debt covenants.

One of our subsidiaries, MIHN, has outstanding debt. Refer to Note 9, Debt and Borrowing Arrangements. The operations held by MIHN generated approximately 73.5% (or $21.1 billion) of the $28.7 billion of consolidated net revenue during fiscal year 2021 and represented approximately 79.2% (or $22.4 billion) of the $28.3 billion of net assets as of December 31, 2021.

Refer to Note 9, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During 2021, the primary drivers of the increase in our aggregate commodity costs were higher foreign currency transaction costs on imported materials, as well as increased costs for edible oils, packaging, sugar, cocoa, grains, dairy and other ingredients.

A number of external factors such as the current COVID-19 pandemic, climate and weather conditions, commodity, transportation and labor market conditions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, such as dairy, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Due to competitive or market conditions, planned trade or promotional incentives, fluctuations in currency exchange rates or other factors, our pricing actions may also lag commodity cost changes temporarily.

As a result of international supply chain, transportation and labor market disruptions and generally higher commodity, transportation and labor costs in the second half of 2021, we expect price volatility and a higher aggregate cost environment to continue in 2022. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available.

Equity and Dividends

Stock Plans:
See Note 12, Stock Plans, to the consolidated financial statements for more information on our stock plans and grant activity during 2019-2021.

Share Repurchases:
See Note 13, Capital Stock, to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities, for more information on our share repurchase program.

As of December 31, 2021, our Board of Directors has authorized share repurchases up to $23.7 billion through December 31, 2023. Under this program, we have repurchased approximately $20.0 billion of shares through December 31, 2021 ($2.1 billion in 2021, $1.4 billion in 2020, $1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013), at a weighted-average cost of $41.95 per share.

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

Dividends:
We paid dividends of $1,826 million in 2021, $1,678 million in 2020 and $1,542 million in 2019. On July 27, 2021, the Finance Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.35 per share of Class A Common Stock, an increase of 11 percent, which would be $1.40 per common share on an annualized basis. In 2020, our quarterly cash dividend increased from $0.285 to $0.315 per share of Class A Common Stock, an increase of 11 percent, and in 2019, our quarterly cash dividend increased from $0.26 to $0.285 per share of Class A Common Stock, an increase of 10 percent. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

For U.S. income tax purposes only, the Company has determined that 100% of the distributions paid to its shareholders in 2021 are characterized as a qualified dividend paid from U.S. earnings and profits. Shareholders should consult their tax advisors for a full understanding of the tax consequences of the receipt of dividends.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate our business. We use non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the following categories: acquisition and divestiture activities, gains and losses on intangible asset sales and non-cash impairments, major program restructuring activities, constant currency and related adjustments, major program financing and hedging activities and other major items affecting comparability of operating results. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the GAAP and non-GAAP financial measures below, and we also discuss our underlying GAAP results throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

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
•Our emerging markets include our Latin America region in its entirety; the AMEA region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Türkiye, Kazakhstan, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
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
•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, net earnings from divestitures (2); and gains or losses on equity method investment transactions. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ significant operating and non-operating items (11). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)    When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. In the second quarter of 2021, we added to the non-GAAP definitions the exclusion of initial impacts from enacted tax law changes (refer to footnote (10) below). In the third quarter of 2021, we also added the exclusion of contingent consideration adjustments (refer to footnote (2) below) and the mark-to-market impacts from equity method investment transaction derivatives contracts (refer to footnote (6) below).
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
(6)    We exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency and equity method investment transaction derivative from our non-GAAP earnings measures. The mark-to-market impacts of commodity and forecasted currency transaction derivatives are excluded until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we make this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We exclude equity method investment transaction derivative contract settlements as they represent protection of value for future divestitures.
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
(10)    We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and the transition tax from the 2017 U.S. tax reform. Previously, we only excluded the initial impacts from more material tax reforms, specifically the impacts of the 2019 Swiss tax reform and 2017 U.S. tax reform. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law changes. Refer to Note 16, Income Taxes, for more information on the impact of Swiss and U.S. tax reform.
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

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$10,132	$18,588	$28,720	$9,097	$17,484	$26,581
Impact of currency	74	(536)	(462)	—	—	—
Impact of acquisitions	—	(254)	(254)	—	—	—
Impact of a divestiture	—	(35)	(35)	—	—	—
Organic Net Revenue	$10,206	$17,763	$27,969	$9,097	$17,484	$26,581

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$9,097	$17,484	$26,581	$9,675	$16,193	$25,868
Impact of currency	749	(112)	637	—	—	—
Impact of acquisitions	—	(445)	(445)	—	—	—
Impact of a divestiture	—	—	—	(55)	—	(55)
Organic Net Revenue	$9,846	$16,927	$26,773	$9,620	$16,193	$25,813

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts; acquisition integration costs and contingent consideration adjustments; acquisition related costs; divestiture-related costs; operating income from divestitures; net gain on an acquisition and divestitures; costs associated with JDE Peet's transaction; the remeasurement of net monetary position; impact from pension participation changes; impact from resolution of tax matters; CEO transition remuneration; and initial impacts from enacted tax law changes. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
	(in millions)
Operating Income	$4,653	$3,853	$800	20.8%
Simplify to Grow Program (1)	319	360	(41)
Intangible asset impairment charges (2)	32	144	(112)
Mark-to-market gains from derivatives (3)	(279)	(16)	(263)
Acquisition integration costs and contingent consideration adjustments (4)	(40)	4	(44)
Acquisition-related costs (4)	25	15	10
Net gain on acquisition and divestiture(4)	(8)	—	(8)
Divestiture-related costs (4)	22	4	18
Operating income from divestiture (4)	(5)	—	(5)
Costs associated with JDE Peet's transaction (5)	—	48	(48)
Remeasurement of net monetary position (6)	13	9	4
Impact from pension participation changes (7)	48	—	48
Impact from resolution of tax matters (8)	(5)	(20)	15
Adjusted Operating Income	$4,775	$4,401	$374	8.5%
Favorable currency translation	(118)	—	(118)
Adjusted Operating Income (constant currency)	$4,657	$4,401	$256	5.8%

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
	(in millions)
Operating Income	$3,853	$3,843	$10	0.3%
Simplify to Grow Program (1)	360	442	(82)
Intangible asset impairment charges (2)	144	57	87
Mark-to-market gains from derivatives (3)	(16)	(91)	75
Acquisition integration costs (4)	4	—	4
Acquisition-related costs (4)	15	3	12
Divestiture-related costs (4)	4	6	(2)
Operating income from divestiture (4)	—	(9)	9
Net gain on divestiture (4)	—	(44)	44
Costs associated with JDE Peet's transaction (5)	48	—	48
Remeasurement of net monetary position (6)	9	(4)	13
Impact from pension participation changes (7)	—	(35)	35
Impact from resolution of tax matters (8)	(20)	85	(105)
CEO transition remuneration (9)	—	9	(9)
Initial impacts from enacted tax law changes (10)	—	2	(2)
Adjusted Operating Income	$4,401	$4,264	$137	3.2%
Unfavorable currency translation	59	—	59
Adjusted Operating Income (constant currency)	$4,460	$4,264	$196	4.6%

(1)Refer to Note 8, Restructuring Program, for more information.
(2)Refer to Note 6, Goodwill and Intangible Assets, for more information.
(3)Refer to Note 10, Financial Instruments, Note 18, Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity, forecasted currency and equity method investment transaction derivatives.
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the January 3, 2022 acquisition of Chipita, April 1, 2021 acquisition of Gourmet Food, March 25, 2021 acquisition of a majority interest in Grenade, January 4, 2021 acquisition of the remaining 93% of equity in Hu and April 1, 2020 acquisition of a significant majority interest in Give & Go.
(5)Refer to Note 7, Equity Method Investments, for more information on the JDE Peet's transaction.
(6)Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(7)Refer to Note 11, Benefit Plans, for more information.
(8)Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.
(9)Refer to the Non-GAAP Financial Measures definition and related notes.
(10)Refer to Note 16, Income Taxes, for more information.

Adjusted EPS:
Applying the definition of “Adjusted EPS” (1), the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as net earnings from divestitures; losses related to interest rate swaps; losses on debt extinguishment and related expenses; initial impacts from enacted tax laws changes; gains or losses on equity method investment transactions; and our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$3.04	$2.47	$0.57	23.1%
Simplify to Grow Program (2)	0.17	0.20	(0.03)
Intangible asset impairment charges (2)	0.02	0.08	(0.06)
Mark-to-market gains from derivatives (2)	(0.17)	(0.01)	(0.16)
Acquisition integration costs and contingent consideration adjustments (2)	(0.02)	—	(0.02)
Acquisition-related costs (2)	0.01	0.01	—
Divestiture-related costs (2)	0.01	—	0.01
Net earnings from divestitures (2)	(0.02)	(0.07)	0.05
Costs associated with JDE Peet's transaction (2)	—	0.20	(0.20)
Remeasurement of net monetary position (2)	0.01	0.01	—
Impact from pension participation changes (2)	0.02	0.01	0.01
Impact from resolution of tax matters (2)	—	(0.02)	0.02
Loss related to interest rate swaps (3)	—	0.05	(0.05)
Loss on debt extinguishment (4)	0.07	0.10	(0.03)
Initial impacts from enacted tax law changes (5)	0.07	0.02	0.05
Gain on equity method investment transactions (6)	(0.39)	(0.55)	0.16
Equity method investee items (7)	0.05	0.06	(0.01)
Adjusted EPS	$2.87	$2.56	$0.31	12.1%
Favorable currency translation	(0.08)	—	(0.08)
Adjusted EPS (constant currency)	$2.79	$2.56	$0.23	9.0%

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.47	$2.69	$(0.22)	(8.2)%
Simplify to Grow Program (2)	0.20	0.24	(0.04)
Intangible asset impairment charges (2)	0.08	0.03	0.05
Mark-to-market gains from derivatives (2)	(0.01)	(0.05)	0.04
Acquisition-related costs (2)	0.01	—	0.01
Net earnings from divestitures (2)	(0.07)	(0.08)	0.01
Net gain on divestiture (2)	—	(0.03)	0.03
Costs associate with JDE Peet's transaction (2)	0.20	—	0.20
Remeasurement of net monetary position (2)	0.01	—	0.01
Impact from pension participation changes (2)	0.01	(0.02)	0.03
Impact from resolution of tax matters (2)	(0.02)	0.05	(0.07)
CEO transition remuneration (2)	—	0.01	(0.01)
Loss related to interest rate swaps (3)	0.05	0.08	(0.03)
Loss on debt extinguishment (4)	0.10	—	0.10
Initial impacts from enacted tax law changes (5)	0.02	(0.52)	0.54
(Gain)/loss on equity method investment transactions (6)	(0.55)	0.01	(0.56)
Equity method investee items (7)	0.06	(0.01)	0.07
Adjusted EPS	$2.56	$2.40	$0.16	6.7%
Unfavorable currency translation	0.04	—	0.04
Adjusted EPS (constant currency)	$2.60	$2.40	$0.20	8.3%

(1)     The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•2021 taxes for the: Simplify to Grow Program were $(83) million, intangible asset impairment charges were $(8) million, mark-to-market gains from derivatives were $44 million, acquisition-related costs were $(4) million, acquisition integration costs and contingent consideration adjustments were $12 million, divestiture-related costs were $(8) million, net earnings from divestitures were $9 million, remeasurement of net monetary position were zero, impact from pension participation changes were $(8) million, loss on debt extinguishment were $(34) million, initial impacts from enacted tax law changes were $100 million, gain on equity method investment transactions were $184 million and equity method investee items were $(4) million.
•2020 taxes for the: Simplify to Grow Program were $(81) million, intangible asset impairment charges were $(33) million, mark-to-market gains from derivatives were $8 million, acquisition-related costs were zero, net earnings from divestitures were $26 million, costs associated with the JDE Peet's transaction were $250 million, loss on remeasurement of net monetary position were zero, impact from pension participation changes were $(2) million, impact from resolution of tax matters were $16 million, loss related to interest rate swaps were $(24) million, loss on debt extinguishment were $(46) million, initial impacts from enacted tax law changes were $36 million, gains on equity method investment transactions were $202 million and equity method investee items were $(4) million.
•2019 taxes for the: Simplify to Grow Program were $(103) million, intangible asset impairment charges were $(14) million, mark-to-market gains from derivatives were $19 million, net earnings from divestitures were $23 million, net gain on divestiture were $3 million, impact from pension participation changes were $8 million, impact from resolution of tax matters were $(21) million, CEO transition remuneration were zero, loss related to interest rate swaps were zero, initial impacts from enacted tax law changes were $(754) million, net loss on equity method investment transactions were $6 million and equity method investee items were $(3) million.
(2)     See the Adjusted Operating Income table above and the related footnotes for more information.
(3)     Refer to Note 10, Financial Instruments, for information on our interest rate swaps that we no longer designate as cash flow hedges.
(4)     Refer to Note 9, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.
(5)     Refer to Note 16, Income Taxes, and the Non-GAAP Financial Measures section for more information.
(6)     Refer to Note 7, Equity Method Investments, for more information on the gains and losses on equity method investment transactions.
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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to London Interbank Offered Rates (“LIBOR”). The last publication date of LIBOR rates against various currencies by the Financial Conduct Authority in the United Kingdom was December 31, 2021, with the publication of certain USD rates being phased out after June 30, 2023. We did not have a significant impact to our financial position from the phase out of LIBOR, nor do we expect a significant impact from the remaining phase out given our current mix of variable and fixed-rate debt. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For more information on our 2020 debt activity, see Note 9, Debt and Borrowing Arrangements.

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

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2021 and 2020, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2021 and December 31, 2020, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/21	Average	High	Low	At 12/31/21	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$135	$104	$135	$79
Foreign currency rates	$11	$11	$13	$9
Commodity prices	52	41	61	24
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/20	Average	High	Low	At 12/31/20	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$91	$142	$308	$76
Foreign currency rates	$16	$20	$31	$16
Commodity prices	6	25	42	6

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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mondelēz International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mondelēz International, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule for each of the three years in the period ended December 31, 2021 listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded Hu Master Holdings (“Hu”), Lion/Gemstone Topco Ltd (“Grenade”), and Gourmet Food Holdings Pty Ltd (“Gourmet Food”) from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Hu, Grenade, and Gourmet Food from our audit of internal control over financial reporting. Hu and Gourmet Food are wholly-owned subsidiaries, and Grenade is a majority-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 0.2% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Indefinite-Life Intangible Assets Annual Impairment Assessments for Certain Brand Names

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-life intangible asset balance was $17.3 billion as of December 31, 2021, which consists principally of brand names. At least annually management assesses indefinite-life intangible assets for impairment and if significant potential impairment risk exists for a specific asset, management quantitatively tests the asset for impairment by comparing its estimated fair value with its carrying value. As disclosed by management, management estimates fair value using several accepted valuation methods, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates to determine a brand name’s fair value.

The principal considerations for our determination that performing procedures relating to the indefinite-life intangible asset annual impairment assessments for certain brand names is a critical audit matter are (i) the significant judgment by management when developing the fair value of the indefinite-life intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of future sales, earnings growth rates, royalty rates, and discount rates for certain brand names; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the indefinite-life intangible asset impairment assessments, including controls over the annual valuation of certain brand names. These procedures also included, among others (i) testing management’s process for developing the fair value of the indefinite-life intangible assets; (ii) evaluating the appropriateness of the valuation methods; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the estimates of future sales, earnings growth rates, royalty rates, and discount rates. Evaluating management’s significant assumptions related to estimates of future sales and earnings growth rates involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the certain brand names; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation methods and (ii) the reasonableness of the royalty rate and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 4, 2022

We have served as the Company’s auditor since 2001.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Years Ended December 31
(in millions of U.S. dollars, except per share data)

	2021	2020	2019
Net revenues	$28,720	$26,581	$25,868
Cost of sales	17,466	16,135	15,531
Gross profit	11,254	10,446	10,337
Selling, general and administrative expenses	6,263	6,098	6,136
Asset impairment and exit costs	212	301	228
Net gain on acquisition and divestitures	(8)	—	(44)
Amortization of intangible assets	134	194	174
Operating income	4,653	3,853	3,843
Benefit plan non-service income	(163)	(138)	(60)
Interest and other expense, net	447	608	456
Earnings before income taxes	4,369	3,383	3,447
Income tax provision	(1,190)	(1,224)	(2)
Gain/(loss) on equity method investment transactions	742	989	(2)
Equity method investment net earnings	393	421	501
Net earnings	4,314	3,569	3,944
Noncontrolling interest earnings	(14)	(14)	(15)
Net earnings attributable to Mondelēz International	$4,300	$3,555	$3,929
Per share data:
Basic earnings per share attributable to Mondelēz International	$3.06	$2.48	$2.72
Diluted earnings per share attributable to Mondelēz International	$3.04	$2.47	$2.69
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
For the Years Ended December 31
(in millions of U.S. dollars)

	2021	2020	2019
Net earnings	$4,314	$3,569	$3,944
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(458)	(322)	300
Pension and other benefit plans	495	(153)	133
Derivative cash flow hedges	13	52	(45)
Total other comprehensive earnings/(losses)	50	(423)	388
Comprehensive earnings	4,364	3,146	4,332
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(2)	27	13
Comprehensive earnings attributable to Mondelēz International	$4,366	$3,119	$4,319
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Balance Sheets, as of December 31
(in millions of U.S. dollars, except share data)

	2021	2020
ASSETS
Cash and cash equivalents	$3,546	$3,619
Trade receivables (net of allowances of $37 at December 31, 2021 and $42 at December 31, 2020)	2,337	2,297
Other receivables (net of allowances of $49 at December 31, 2021 and $42 at December 31, 2020)	851	657
Inventories, net	2,708	2,647
Other current assets	900	759
Total current assets	10,342	9,979
Property, plant and equipment, net	8,658	9,026
Operating lease right of use assets	613	638
Goodwill	21,978	21,895
Intangible assets, net	18,291	18,482
Prepaid pension assets	1,009	672
Deferred income taxes	541	790
Equity method investments	5,289	6,036
Other assets	371	292
TOTAL ASSETS	$67,092	$67,810
LIABILITIES
Short-term borrowings	$216	$29
Current portion of long-term debt	1,746	2,741
Accounts payable	6,730	6,209
Accrued marketing	2,097	2,130
Accrued employment costs	822	834
Other current liabilities	2,397	3,216
Total current liabilities	14,008	15,159
Long-term debt	17,550	17,276
Long-term operating lease liabilities	459	470
Deferred income taxes	3,444	3,346
Accrued pension costs	681	1,257
Accrued postretirement health care costs	301	346
Other liabilities	2,326	2,302
TOTAL LIABILITIES	38,769	40,156
Commitments and Contingencies (Note 14)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at December 31, 2021 and December 31, 2020)	—	—
Additional paid-in capital	32,097	32,070
Retained earnings	30,806	28,402
Accumulated other comprehensive losses	(10,624)	(10,690)
Treasury stock, at cost (604,907,239 shares at December 31, 2021 and 577,363,557 shares at December 31, 2020)	(24,010)	(22,204)
Total Mondelēz International Shareholders’ Equity	28,269	27,578
Noncontrolling interest	54	76
TOTAL EQUITY	28,323	27,654
TOTAL LIABILITIES AND EQUITY	$67,092	$67,810
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Balances at January 1, 2019	$—	$31,961	$24,394	$(10,644)	$(20,185)	$76	$25,602
Comprehensive earnings/(losses):
Net earnings	—	—	3,929	—	—	15	3,944
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	390	—	(2)	388
Exercise of stock options and issuance of other stock awards	—	58	(132)	—	545	—	471
Common Stock repurchased	—	—	—	—	(1,499)	—	(1,499)
Cash dividends declared ($1.09 per share)	—	—	(1,576)	—	—	—	(1,576)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(13)	(13)
Balances at December 31, 2019	$—	$32,019	$26,615	$(10,254)	$(21,139)	$76	$27,317
Comprehensive earnings/(losses):
Net earnings	—	—	3,555	—	—	14	3,569
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(436)	—	13	(423)
Exercise of stock options and issuance of other stock awards	—	51	(59)	—	336	—	328
Common Stock repurchased	—	—	—	—	(1,401)	—	(1,401)
Cash dividends declared ($1.20 per share)	—	—	(1,718)	—	—	—	(1,718)
Dividends paid on noncontrolling interest and other activities	—	—	9	—	—	(27)	(18)
Balances at December 31, 2020	$—	$32,070	$28,402	$(10,690)	$(22,204)	$76	$27,654
Comprehensive earnings/(losses):
Net earnings	—	—	4,300	—	—	14	4,314
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	66	—	(16)	50
Exercise of stock options and issuance of other stock awards	—	27	(34)	—	290	—	283
Common Stock repurchased	—	—	—	—	(2,096)	—	(2,096)
Cash dividends declared ($1.33 per share)	—	—	(1,867)	—	—	—	(1,867)
Dividends paid on noncontrolling interest and other activities	—	—	5	—	—	(20)	(15)
Balances at December 31, 2021	$—	$32,097	$30,806	$(10,624)	$(24,010)	$54	$28,323
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions of U.S. dollars)

	2021	2020	2019
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$4,314	$3,569	$3,944
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,113	1,116	1,047
Stock-based compensation expense	121	126	135
U.S. tax reform transition tax/(benefit)	—	—	5
Deferred income tax provision/(benefit)	205	(70)	(631)
Asset impairments and accelerated depreciation	128	136	109
Loss on early extinguishment of debt	110	185	—
Net gain on acquisition and divestitures	(8)	—	(44)
Net (gain)/loss on equity method investment transactions	(742)	(989)	2
Equity method investment net earnings	(393)	(421)	(501)
Distributions from equity method investments	172	246	250
Other non-cash items, net	(230)	243	97
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(197)	59	124
Inventories, net	(170)	(24)	31
Accounts payable	702	436	4
Other current assets	(169)	(207)	(77)
Other current liabilities	(502)	(208)	(362)
Change in pension and postretirement assets and liabilities, net	(313)	(233)	(168)
Net cash provided by operating activities	4,141	3,964	3,965
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(965)	(863)	(925)
Acquisitions, net of cash received	(833)	(1,136)	(284)
Proceeds from divestitures including equity method investments	1,539	2,489	167
Proceeds from sale of property, plant and equipment and other	233	10	82
Net cash (used in)/provided by investing activities	(26)	500	(960)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	—	677	1,306
Repayments of commercial paper, maturities greater than 90 days	—	(1,174)	(2,367)
Net issuances/(repayments) of other short-term borrowings	194	(2,116)	524
Long-term debt proceeds	5,921	7,213	3,136
Long-term debt repayments	(6,247)	(3,878)	(2,677)
Repurchases of Common Stock	(2,110)	(1,390)	(1,480)
Dividends paid	(1,826)	(1,678)	(1,542)
Other	(1)	131	313
Net cash used in financing activities	(4,069)	(2,215)	(2,787)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(143)	73	10
Cash, cash equivalents and restricted cash:
(Decrease)/increase	(97)	2,322	228
Balance at beginning of period	3,650	1,328	1,100
Balance at end of period	$3,553	$3,650	$1,328
Cash paid:
Interest	$426	$413	$486
Income taxes	$1,556	$1,264	$981
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

Use of Estimates:
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and assumptions that affect a number of amounts in our consolidated financial statements. Significant accounting policy elections, estimates and assumptions include, among others, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, restructuring program liabilities, marketing program accruals, insurance and self-insurance reserves, pension and benefit plan assumptions and income taxes. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the global economic environment and the impact of COVID-19, our estimates could be significantly different than future performance. If actual amounts differ from estimates, we include the updates in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

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

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries and changed their functional currency from the Argentinean peso to the U.S. dollar. On July 1, 2018, both monetary and non-monetary assets and liabilities denominated in Argentinean pesos were remeasured into U.S. dollars using the exchange rate as of the balance sheet date, with remeasurement and other transaction gains and losses recorded in net earnings. As of December 31, 2021, our Argentinean operations had $9 million of Argentinean peso denominated net monetary assets. Our Argentinean operations contributed $401 million, or 1.4% of consolidated net revenues in 2021. We recorded a remeasurement loss of $13 million in 2021, a remeasurement loss of $9 million in 2020 and a remeasurement gain of $4 million in 2019 within selling, general and administrative expenses related to the revaluation of the Argentinean peso denominated net monetary position over these periods.

Brexit. Following the separation of the United Kingdom from the European Union (“Brexit”) in 2020, a new trade arrangement was reached between the U.K. and E.U. that began on January 1, 2021. The main trade provisions include the continuation of no tariffs or quotas on trade between the U.K. and E.U. subject to prescribed trade terms, including but not limited to meeting product and labeling standards for both the U.K. and E.U. Cross-border trade between the U.K. and E.U. is also subject to new customs regulations, documentation and reviews. To comply with the new requirements, we increased resources in customer service and logistics, in our factories, and on our customs support teams. We adapted our processes and systems for the new and increased number of customs transactions. We continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the U.K. We have made investments in resources, systems and processes to meet the new ongoing requirements and we work to mitigate disruptions to our local supply chain and distribution, including those related to the recent transportation labor shortage in the U.K., to reduce the impact on our input and distribution costs. Despite our efforts to control costs, we have seen inflationary cost pressures rise in our U.K. business this year, as we have also experienced in other markets. If the U.K.’s separation from, or new trade arrangements with, the E.U. negatively impact the U.K. economy or result in disagreements on trade terms, delays affecting our supply chain or distribution, disruptions to sales or collections, or further increases in inflationary cost pressures, the impact to our results of operations, financial condition and cash flows could be material. In 2021, we generated 9.3% of our net revenues in the U.K.

Other Countries. Since we sell our products in over 150 countries and have operations in approximately 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to these exposures. We continue to monitor the ongoing COVID-19 pandemic and related impacts to our `business operations, currencies and net monetary exposures. Since the global onset of COVID-19 in early 2020, most countries in which we do business experienced periods of significant economic uncertainty as well as exchange rate volatility. At this time, except for Argentina which is accounted for as a highly inflationary economy, we do not anticipate any other countries in which we operate to be at risk of becoming highly inflationary economies.

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also had restricted cash within other current assets of $7 million as of December 31, 2021 and $31 million as of December 31, 2020. Total cash, cash equivalents and restricted cash was $3,553 million as of December 31, 2021 and $3,650 million as of December 31, 2020.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2020	$(35)	$(44)	$(14)
Current period provision for expected credit losses	(10)	(1)	(1)
Write-offs charged against the allowance	2	2	—
Currency	1	1	3
Balance at December 31, 2020	$(42)	$(42)	$(12)
Current period provision for expected credit losses	(3)	(13)	—
Write-offs charged against the allowance	5	3	2
Currency	3	3	—
Balance at December 31, 2021	$(37)	$(49)	$(10)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have nonrecourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $761 million as of December 31, 2021, $760 million as of December 31, 2020 and $760 million as of December 31, 2019. The incremental costs of factoring receivables under these arrangements were approximately $10 million in each of the years presented. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statements of cash flows.

Inventories:
We record our inventory using the average cost method and record inventory allowances for overstock and obsolete inventory.

Long-Lived Assets:
Property, plant and equipment are stated at historical cost and depreciated by the straight-line method over the estimated useful lives of the assets with the expense recorded in cost of sales or selling, general and administrative expenses depending on the nature of the long-lived assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years and buildings and building improvements over periods up to 40 years.

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

Leases:
We determine whether a contract is or contains a lease at contract inception. Our policy is to not recognize right-of-use (“ROU”) assets and lease liabilities for short-term operating leases with terms of 12 months or less. Long-term operating lease ROU assets and long-term operating lease liabilities are presented separately and operating lease liabilities payable in the next twelve months are recorded in other current liabilities. Finance lease ROU assets are presented in property, plant and equipment and the related finance lease liabilities are presented in the current portion of long-term debt and long-term debt.

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

Goodwill and Indefinite-Life Intangible Assets:
We test goodwill and indefinite-life intangible assets for impairment on an annual basis on July 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method that incorporates planned growth rates, market-based discount rates and estimates of residual value. In 2021, we performed a quantitative annual test. For our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 6.4% to discount the projected cash flows of those operations, and for our Latin America and AMEA reporting units, we used a risk-rated discount rate of 9.4%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.

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

Marketing, Advertising and Research and Development:
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. For interim reporting purposes, advertising, consumer promotion and marketing research expenses are charged to operations as a percentage of volume, based on estimated sales volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheet and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $1,564 million in 2021, $1,376 million in 2020 and $1,208 million in 2019. We expense product research and development costs as incurred. Research and development expense was $347 million in 2021, $332 million in 2020 and $351 million in 2019. We record marketing and advertising as well as research and development expenses within selling, general and administrative expenses.

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

We record derivative financial instruments on a gross basis in our consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and other assets and the fair value of our liability derivatives is recorded within other current liabilities and other liabilities. Non-cash changes in unrealized gains and losses related to our unsettled derivative instruments are classified in the consolidated statements of cash flows in other non-cash items, net, within operating activities. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. All other cash flows related to derivative instruments that are designated, and those that are economic hedges, are classified in the same line item as the cash flows of the related hedged item, which is generally within operating activities. Cash flows related to the settlement of all other free-standing derivative instruments are classified within investing activities. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive earnings/(losses) and reclassified to earnings when the hedged item affects earnings. Changes in fair value of economic hedges and the ineffective portion of all hedges are recognized in current period earnings. We use non-U.S. dollar denominated debt to hedge a portion of our net investment in non-U.S. operations against adverse movements in exchange rates. Currency movements related to our non-U.S. debt and our net investments in non-U.S. operations, as well as the related deferred taxes, are recorded within currency translation adjustment in accumulated other comprehensive earnings/(losses).

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

New Accounting Pronouncements:
In October 2021, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which requires companies to recognize and measure customer contract assets and contract liabilities acquired in a business combination as if the acquiring company originated the related revenue contracts. Prior to adopting this ASU, acquired contract assets and liabilities were measured at fair value. This ASU is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. We are evaluating the timing and effects of adopting this ASU and currently we do not expect this ASU to have a material impact on our consolidated financial statements.

In March 2020 and subsequently in January 2021, the FASB issued an ASU to provide optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as LIBOR, to alternative reference rates, if certain criteria are met. The new accounting requirements can be applied as of the beginning of the interim period including March 12, 2020, or any date thereafter, through December 31, 2022. We expect to adopt this standard in the fourth quarter of 2022. Based on our evaluation of our contracts to date, we do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued an ASU that removes certain exceptions in accounting for income taxes, improves consistency in application and clarifies existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, we adopted this ASU and it did not have a material impact on our consolidated financial statements.

Note 2. Acquisitions and Divestitures

On January 3, 2022, we acquired 100% of equity of Chipita S.A. (“Chipita”), a leading croissants and baked snacks company in the Central and Eastern European markets. The acquisition of Chipita offers a strategic complement to our existing portfolio and advances our strategy to become the global leader in broader snacking. The cash consideration for Chipita totaled €1.3 billion ($1.5 billion) plus the assumption of Chipita’s debt of €0.4 billion ($0.4 billion) totaling the purchase price of €1.7 billion ($1.9 billion). In 2021, we incurred acquisition-related costs of $6 million and integration costs of $17 million in preparation for the acquisition.

On November 1, 2021, we completed the sale of MaxFoods Pty Ltd, an Australian packaged seafood business that we had acquired as part of our acquisition of Gourmet Food Holdings Pty Ltd (“Gourmet Food”). The sales price was $57 million Australian dollars ($41 million), net of cash divested with the business, and we recorded an immaterial loss on the transaction. The packaged seafood business added incremental net revenues of $35 million in 2021 and operating income of $5 million during 2021.

On April 1, 2021, we acquired Gourmet Food, a leading Australian food company in the premium biscuit and cracker category, for closing cash consideration of approximately $450 million Australian dollars ($343 million), net of cash received. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $41 million to indefinite-lived intangible assets, $80 million to definite-lived intangible assets, $164 million to goodwill, $19 million to property, plant and equipment, $18 million to inventory, $25 million to accounts receivable, $12 million to other assets, $5 million to operating right of use assets, $3 million to other current assets, $19 million to current liabilities and $5 million to long-term operating lease liabilities. The acquisition added incremental net revenues of $49 million and operating income of $7 million during 2021. We incurred acquisition-related costs of $7 million in 2021.

On March 25, 2021, we acquired a majority interest in Lion/Gemstone Topco Ltd (“Grenade”), a performance nutrition leader in the United Kingdom, for closing cash consideration of £188 million ($261 million), net of cash received. The acquisition of Grenade expands our position into the premium nutrition market. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $82 million to indefinite-lived intangible assets, $28 million to definite-lived intangible assets, $181 million to goodwill, $1 million to property, plant and equipment, $11 million to inventory, $18 million to accounts receivable, $25 million to current liabilities, $20 million to deferred tax liabilities and $15 million to long-term other liabilities. The acquisition added incremental net revenues of $67 million and operating income of $6 million during 2021. We incurred acquisition-related costs of $2 million in 2021.

On January 4, 2021, we acquired the remaining 93% of equity of Hu Master Holdings (“Hu”), a category leader in premium chocolate in the United States, which provides a strategic complement to our snacking portfolio in North America through growth opportunities in chocolate and other offerings in the well-being category. The initial cash consideration paid was $229 million, net of cash received, and we may be required to pay additional contingent consideration. The estimated fair value of the contingent consideration obligation at the acquisition date was $132 million and was determined using a Monte Carlo simulation based on forecasted future results. During 2021, based on latest estimates, we recorded a $70 million reduction to the liability as recent economic and market conditions related to COVID-19 and supply chain challenges in the U.S. have impacted the pace of growth. This reduction was recorded in selling, general and administrative expenses. As a result of acquiring the remaining equity interest, we consolidated the operations prospectively from the date of acquisition and recorded a pre-tax gain of $9 million ($7 million after-tax) related to stepping up our previously-held $8 million (7%) investment to fair value. We are working to complete the valuation and have recorded a preliminary purchase price allocation of $123 million to indefinite-lived intangible assets, $51 million to definite-lived intangible assets, $202 million to goodwill, $1 million to property, plant and equipment, $2 million to inventory, $4 million to accounts receivable, $5 million to current liabilities and $132 million to long-term other liabilities. The acquisition added incremental net revenues of $38 million and operating income (inclusive of the adjustment to the contingent consideration liability) of $44 million during 2021. We incurred acquisition-related costs of $9 million in 2021.

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

The fair value for customer relationships at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. Through the one-year anniversary of the acquisition, Give & Go added incremental net revenues of $106 million and operating income of $6 million during 2021. We incurred acquisition-related costs of $15 million in 2020. We incurred acquisition integration costs of $6 million in 2021 and $2 million in 2020.

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

Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2021	2020
	(in millions)
Raw materials	$770	$718
Finished product	2,054	2,059
	2,824	2,777
Inventory reserves	(116)	(130)
Inventories, net	$2,708	$2,647

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2021	2020
	(in millions)
Land and land improvements	$379	$422
Buildings and building improvements	3,139	3,252
Machinery and equipment	11,842	12,053
Construction in progress	732	628
	16,092	16,355
Accumulated depreciation	(7,434)	(7,329)
Property, plant and equipment, net	$8,658	$9,026

Capital expenditures as presented on the statement of cash flow were approximately $1.0 billion, $0.9 billion and $0.9 billion for the years ending December 31, 2021, 2020 and 2019 and excluded $249 million, $275 million and $334 million for accrued capital expenditures not yet paid.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal within asset impairment and exit costs on the consolidated statements of earnings and within the segment results as follows (refer to Note 8, Restructuring Program):

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Latin America	$1	$(12)	$—
AMEA	(15)	(7)	(2)
Europe	7	5	46
North America	65	1	5
Corporate	—	—	1
Total	$58	$(13)	$50

Note 5. Leases

We have operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. Our leases have remaining lease terms of 1 to 18 years, some of which include options to extend the leases for up to 6 years. We assume the majority of our termination options will not be exercised when determining the lease term of our leases. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases, with the exception of some fleet and equipment leases. Some of our leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payment leases are not included in our recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in our lease assets and liabilities based on the indices or rates as of lease commencement.

The components of lease costs were as follows:

	For the Years Ended December 31,
	2021	2020
	(in millions)
Operating lease cost	$228	$236

Finance lease cost:
Amortization of right-of-use assets	89	60
Interest on lease liabilities	7	7

Short-term lease cost	29	26
Variable lease cost	506	442

Sublease income	(6)	(7)

Total lease cost	$853	$764

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(229)	$(236)
Operating cash flows from finance leases	(8)	(7)
Financing cash flows from finance leases	(88)	(56)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$186	$208
Finance leases	76	180

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2021	2020
	(in millions)
Operating Leases:
Operating lease right-of-use assets, net of amortization	$613	$638

Other current liabilities	$174	$190
Long-term operating lease liabilities	459	470
Total operating lease liabilities	$633	$660

Finance Leases:
Finance leases, net of amortization (within property, plant and equipment)	$233	$252

Current portion of long-term debt	$82	$74
Long-term debt	157	182
Total finance lease liabilities	$239	$256

Weighted Average Remaining Lease Term
Operating leases	6.6 years	6.3 years
Finance leases	3.9 years	4.4 years

Weighted Average Discount Rate
Operating leases	3.3%	3.2%
Finance leases	2.9%	3.2%

Maturities of lease liabilities were as follows:

	As of December 31, 2021
	Operating Leases	Finance Leases
	(in millions)
Year Ending December 31:
2022	$191	$87
2023	141	69
2024	96	47
2025	69	25
2026	45	11
Thereafter	186	14
Total future undiscounted lease payments	$728	$253
Less imputed interest	(95)	(14)
Total reported lease liability	$633	$239

On October 5, 2021, the Company closed an asset sale-leaseback transaction on a property in New Jersey. The Company received proceeds of approximately $142 million, net of selling costs for the property, which had a carrying value of $51 million, and resulted in an approximately $91 million gain on the sale transaction. The leaseback is accounted for as an operating lease. The leaseback is expected to end in 2023 and has three 90-day renewal options.

Note 6. Goodwill and Intangible Assets

Goodwill by operating segment was:

	As of December 31,
	2021	2020
	(in millions)
Latin America	$674	$706
AMEA	3,365	3,250
Europe	7,830	8,038
North America	10,109	9,901
Goodwill	$21,978	$21,895

Intangible assets consisted of the following:

	As of December 31,
	2021	2020
	(in millions)
Indefinite-life intangible assets	$17,299	$17,492
Definite-life intangible assets	2,991	2,907
	20,290	20,399
Accumulated amortization	(1,999)	(1,917)
Intangible assets, net	$18,291	$18,482

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

Amortization expense for intangible assets was $134 million in 2021, $194 million in 2020 and $174 million in 2019. For the next five years, we estimate annual amortization expense of approximately $125 million in years one to three, approximately $100 million in year four and approximately $60 million in year five, reflecting December 31, 2021 exchange rates.

Changes in goodwill and intangible assets consisted of:

	2021		2020
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1	$21,895	$20,399	$20,848	$19,670
Changes due to:
Currency	(464)	(465)	516	320
Divestitures	—	(17)	—	—
Acquisitions	547	405	531	553
Asset impairments	—	(32)	—	(144)
Balance at December 31	$21,978	$20,290	$21,895	$20,399

Changes to goodwill and intangibles were:
•Divestitures – During the fourth quarter of 2021, we completed the sale of MaxFoods Pty Ltd, an Australian packaged seafood business that we had acquired as part of our acquisition of Gourmet Food, resulting in a decrease in intangible assets of $17 million. See Note 2, Acquisitions and Divestitures, for additional information.
•Acquisitions – In connection with our 2021 acquisitions of Gourmet Food, Grenade and the remaining interest in Hu, we recorded preliminary purchase price allocations totaling $547 million of goodwill and $405 million of intangible assets. In connection with our 2020 acquisition of a majority interest in Give & Go, we recorded a purchase price allocation of $531 million to goodwill and $553 million to intangible assets. See Note 2, Acquisitions and Divestitures, for additional information.
•Asset impairments – As further discussed below, we recorded $32 million of intangible asset impairments in 2021 and $144 million in 2020.

In 2021, 2020 and 2019, there were no goodwill impairments and each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

In 2021, we recorded $32 million of intangible asset impairment charges related to one biscuit brand in North America. We also identified eight brands with $1,146 million of aggregate book value as of December 31, 2021 that each had a fair value in excess of book value of 10% or less. We continue to monitor our brand performance, particularly in light of the significant uncertainty due to the COVID-19 pandemic and related impacts to our business. If a brand's earnings expectations, including the timing of the expected recovery from the COVID-19 pandemic impacts, are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2020, we recorded $144 million of impairment charges for gum, chocolate, biscuits and candy brands of $83 million in North America, $53 million in Europe, $5 million in AMEA and $3 million in Latin America. In 2019, we recorded $57 million of impairment charges for gum, chocolate, biscuits and candy brands of $39 million in Europe, $15 million in AMEA and $3 million in Latin America.

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

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet’s (Euronext Amsterdam: “JDEP”), Keurig Dr Pepper Inc. (Nasdaq: “KDP”), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. As of December 31, 2021, we owned 22.8%, 5.3%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $5,289 million as of December 31, 2021 and $6,036 million as of December 31, 2020. We recorded equity earnings and cash dividends of $393 million and $172 million in 2021, equity earnings and cash dividends of $421 million and $246 million in 2020 and equity earnings and cash dividends of $501 million and $250 million in 2019.

Based on the quoted closing prices as of December 31, 2021, the combined fair value of our publicly-traded investments in JDEP and KDP was $6.3 billion, and for each investment, its fair value exceeded its carrying value.

JDE / Keurig Exchange:
On March 7, 2016, we exchanged a portion of our 43.5% JDE equity interest for a new equity interest in Keurig Green Mountain, Inc. (“Keurig”). Following the transaction, our JDE equity interest became 26.5% and our new Keurig equity interest was 24.2%. During 2016, we recorded the difference between the $2.0 billion fair value of Keurig and our basis in the exchanged JDE shares as a gain of $43 million. During 2019, we determined an adjustment to accumulated other comprehensive losses related to our JDE investment was required, which reduced our previously reported gain by $29 million. We recorded the adjustment as a loss on equity method transactions.

Keurig Dr Pepper Transactions:
On August 2, 2021, we sold approximately 14.7 million shares of KDP, which reduced our ownership interest by 1% to 5.3% of the total outstanding shares. We received $500 million of proceeds and recorded a pre-tax gain of $248 million (or $189 million after-tax) during the third quarter of 2021. As we continue to have significant influence, we continue to account for our investment in KDP under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. We continue to have board representation with one director on the KDP Board of Directors and we retained certain additional governance rights.

On June 7, 2021, we participated in a secondary offering of KDP shares and sold approximately 28.0 million shares, which reduced our ownership interest by 2% to 6.4% of the total outstanding shares. We received $997 million of proceeds and recorded a pre-tax gain of $520 million (or $392 million after-tax) during the second quarter of 2021.

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

On September 20, 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDE Peet’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDE Peet's shares, this would represent approximately 8.5 million shares or approximately 7% of our equity interest in JDE Peet's. Refer to Note 9, Debt and Borrowing Arrangements, for further details on this transaction.

As was the case in our ownership interest in JDE, we have significant influence with respect to JDE Peet’s, and we will continue to account for our investment in JDE Peet’s under the equity method, resulting in recognizing our share of JDE Peet’s earnings within our earnings and our share of JDE Peet’s dividends within our cash flows.

Summary Financial Information for Equity Method Investments:
Summarized financial information related to our equity method investments is reflected below.

	As of December 31,
	2021	2020
	(in millions)
Current assets	$6,313	$5,922
Noncurrent assets	71,949	72,941
Total assets	$78,262	$78,863
Current liabilities	$11,105	$11,784
Noncurrent liabilities	27,204	27,752
Total liabilities	$38,309	$39,536
Equity attributable to shareowners of investees	$39,798	$39,161
Equity attributable to noncontrolling interests	155	166
Total net equity of investees	$39,953	$39,327
Mondelēz International ownership interests	5-50%	8-50%
Equity method investments (1)	$5,289	$6,036

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Net revenues	$22,149	$20,112	$19,361
Gross profit	10,804	9,856	9,781
Income from continuing operations	2,614	2,078	2,216
Net income	2,614	2,078	2,216
Net income attributable to investees	$2,618	$2,070	$2,206
Mondelēz International ownership interests	5-50%	8-50%	13-50%
Equity method investment net earnings	$393	$421	$501

(1)Includes a basis difference of approximately $475 million as of December 31, 2021 and $519 million as of December 31, 2020 between the U.S. GAAP accounting basis for our equity method investments and the U.S. GAAP accounting basis of our investees’ equity.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $5.0 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2023.

Restructuring Costs:
The Simplify to Grow Program liability activity for the years ended December 31, 2021 and 2020 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability Balance, January 1, 2020	$301	$—	$301
Charges	168	(12)	156
Cash spent	(169)	—	(169)
Non-cash settlements/adjustments	(6)	12	6
Currency	10	—	10
Liability Balance, December 31, 2020	$304	$—	$304
Charges	86	68	154
Cash spent	(160)	—	(160)
Non-cash settlements/adjustments	(5)	(68)	(73)
Currency	(14)	—	(14)
Liability Balance, December 31, 2021	$211	$—	$211

(1) Includes gains as a result of assets sold which are included in the restructuring program.

•We recorded restructuring charges of $154 million in 2021, $156 million in 2020 and $176 million in 2019 within asset impairment and exit costs and benefit plan non-service income.
•We spent $160 million in 2021 and $169 million in 2020 in cash severance and related costs.
•In 2021, we recognized non-cash asset write-downs (including accelerated depreciation and asset impairments), non-cash pension settlement losses and other non-cash adjustments, partially offset by gains on sale of assets, primarily real estate, included in the restructuring program totaling $73 million. In 2020, we recognized a gain on sale of assets included in the restructuring program, partially offset by noncash asset write-downs (including accelerated depreciation and asset impairments), non-cash pension settlement losses and other non-cash adjustments totaling $6 million.
•At December 31, 2021, $180 million of our net restructuring liability was recorded within other current liabilities and $31 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $167 million in 2021, $207 million in 2020 and $272 million in 2019. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:
During 2021, 2020 and 2019, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Year Ended December 31, 2021
Restructuring Costs	$7	$(17)	$4	$153	$7	$154
Implementation Costs	9	10	33	97	18	167
Total	$16	$(7)	$37	$250	$25	$321
For the Year Ended December 31, 2020
Restructuring Costs	$30	$23	$67	$23	$13	$156
Implementation Costs	18	23	63	72	31	207
Total	$48	$46	$130	$95	$44	$363
For the Year Ended December 31, 2019
Restructuring Costs	$24	$18	$105	$16	$13	$176
Implementation Costs	50	38	103	52	29	272
Total	$74	$56	$208	$68	$42	$448
Total Project (Inception to Date)
Restructuring Costs	$554	$541	$1,147	$645	$149	$3,036
Implementation Costs	296	239	544	553	356	1,988
Total	$850	$780	$1,691	$1,198	$505	$5,024

Note 9. Debt and Borrowing Arrangements
Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2021		2020
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$192	0.2%	$—	—%
Bank loans	24	8.6%	29	4.8%
Total short-term borrowings	$216		$29

Our uncommitted credit lines and committed credit lines available as of December 31, 2021 and December 31, 2020 include:

	As of December 31,
	2021		2020
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,367	$24	$1,487	$29
Credit facility expiry(1):
February 24, 2021	—	—	1,500	—
February 23, 2022	2,500	—	—	—
February 27, 2024	4,500	—	4,500	—

(1) We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $24.6 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At December 31, 2021, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $38.9 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

Long-Term Debt:
Our long-term debt consisted of (interest rates are as of December 31, 2021):

	As of December 31,
	2021	2020
	(in millions)
U.S. dollar notes, 0.625% to 7.000% (weighted-average effective rate 2.692%), due through 2050	$9,280	$11,917
Euro notes, 0.000% to 2.375% (weighted-average effective rate 0.712%), due through 2041	8,134	5,842
Pound sterling notes, 3.875% to 4.500% (weighted-average effective rate 4.151%), due through 2045	354	357
Swiss franc notes, 0.615% to 1.125% (weighted-average effective rate 0.948%), due through 2025	811	1,175
Canadian dollar notes, 3.250% (effective rate 3.377%), due through 2025	473	470
Finance leases and other	244	256
Total	19,296	20,017
Less current portion of long-term debt	(1,746)	(2,741)
Long-term debt	$17,550	$17,276

Deferred debt issuance costs of $71 million as of December 31, 2021 and $53 million as of December 31, 2020 are netted against the related debt in the table above. Deferred financing costs related to our revolving credit facility are classified in long-term other assets and were immaterial for all periods presented.

As of December 31, 2021, aggregate maturities of our debt and finance leases based on stated contractual maturities, excluding unamortized non-cash bond premiums, discounts, bank fees and mark-to-market adjustments of $(145) million and imputed interest on finance leases of $(14) million, were (in millions):

2022	2023	2024	2025	2026	Thereafter	Total
$1,751	$359	$1,525	$1,469	$1,287	$13,064	$19,455

Tenders Offers:
On October 16, 2020, we completed a tender offer in cash and redeemed $950 million of long term U.S. dollar-denominated notes for the following amounts (in millions):

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

Debt Redemptions:
During 2021 we completed an early redemption of euro and U.S. dollar denominated notes for the following amounts (in millions):

Interest Rate	Redemption Date	Maturity Date	Amount Redeemed	USD Equivalent
2.000%	September 2021	October 2021	$1,500	$1,500
3M LIBOR + 0.700%	September 2021	October 2022	$500	$500
3M LIBOR + 0.800%	September 2021	October 2024	$500	$500
1.000%	March 2021	March 2022	€500	$587
1.625%	March 2021	January 2023	€700	$821
2.125%	March 2021	April 2023	$500	$500
4.000%	March 2021	February 2024	$492	$492

We recorded an extinguishment loss of $137 million within interest and other expense, net related to $110 million paid in excess of carrying value of the debt and from recognizing unamortized discounts and deferred financing in earnings and $27 million foreign currency derivative loss related to the redemption at the time of the debt extinguishment. The cash payments related to the redemption were classified as cash outflows from financing activities in the consolidated statement of cash flows.

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

Debt Repayments:
In 2021, we repaid the following notes or term loans (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
0.625%	December 2021	Fr.300	$327
2.375%	January 2021	€679	827

In 2020, we repaid the following notes or term loans (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
0.625%	October 2020	Fr.135	$147
Variable	September 2020(1)	$750	750
3.000%	May 2020	$750	750
0.050%	March 2020	Fr.225	234
5.375%	February 2020	$427	427
(1) We repaid the $750 million term loan early with proceeds from the issuance of notes.

Debt Issuances:
In 2021, we issued the following notes:

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
September 2021(2)	0.750%	September 2024	$500	$500
September 2021(2)	1.250%	September 2026	$350	$350
September 2021(2)(3)	0.000%	September 2024	€ 300	$352
September 2021(2)(4)	0.250%	September 2029	€ 650	$769
September 2021(2)(4)	0.625%	September 2032	€ 650	$769
September 2021(2)(4)	1.250%	September 2041	€ 700	$828
March 2021	0.250%	March 2028	€ 750	$896
March 2021	0.750%	March 2033	€ 600	$717
March 2021	1.375%	March 2041	€ 650	$777

In 2020, we issued the following notes:

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
October 2020	1.875%	October 2032	$625	$625
October 2020 & September 2020(5)	2.625%	September 2050	$1,125	$1,125
September 2020(2)	0.000%	September 2026	€500	$588
September 2020(2)	0.375%	September 2029	€750	$882
September 2020	1.500%	February 2031	$500	$500
July 2020	0.625%	July 2022	$1,000	$1,000
May 2020	1.500%	May 2025	$750	$750
May 2020 & April 2020(5)	2.750%	April 2030	$1,250	$1,250
April 2020	2.125%	April 2023	$500	$500
(1) Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.
(2) Notes issued by Mondelez International Holdings Netherlands B.V. (“MIHN”), a wholly owned Dutch subsidiary of Mondelez International, Inc.
(3) Issuance of exchangeable bonds that were issued at 102% of their principal amount and are redeemable for cash or existing ordinary shares of JDE Peet's at our option (see Note 7, Equity Method Investments). Bondholders have an option to redeem bonds before maturity subject to exchange periods. We have identified our option to settle in either cash or existing ordinary shares of JDE Peet's as an embedded derivative that is bifurcated and accounted for separately from the bond. See Note 10, Financial Instruments.
(4) Issuance of green bonds where we have committed to allocate an amount equal to the €1.97 billion total net proceeds from the offering over time to eligible projects that align with our sustainability priorities in the areas of building a thriving ingredient supply chain and reducing our environmental impact.
(5) This represents a further issuance of a previously issued note and forms a single series note.

Fair Value of Our Debt:
The fair value of our short-term borrowings at December 31, 2021 and December 31, 2020 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of December 31,
	2021	2020
	(in millions)
Fair Value	$20,249	$21,568
Carrying Value	$19,512	$20,046
Interest and Other Expense, net:
Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Interest expense, debt	$365	$423	$484
Loss on debt extinguishment and related expenses	137	185	—
Loss related to interest rate swaps	—	103	111
Other income, net	(55)	(103)	(139)
Interest and other expense, net	$447	$608	$456

See Note 10, Financial Instruments, for information on the gain/loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges and for information on amounts in other income related to our net investment hedge derivative contracts and the amounts excluded from hedge effectiveness of $75 million in 2021, $117 million in 2020 and $133 million in 2019.

Note 10. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2021		2020
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$27	$17	$12	$340
Net investment hedge derivative contracts (1)	117	45	114	129
	$144	$62	$126	$469
Derivatives not designated as accounting hedges:
Currency exchange contracts	$156	$40	$134	$119
Commodity contracts	387	137	205	128
Equity method investment contracts(2)	—	3	—	—
	$543	$180	$339	$247
Total fair value	$687	$242	$465	$716

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
(2)Equity method investment contracts consist of the bifurcated embedded derivative option that was a component of the September 20, 2021 €300 million exchangeable bonds issuance. Refer to Note 9, Debt and Borrowing Arrangements.

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of December 31, 2021
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$116	$—	$116	$—
Commodity contracts	251	161	90	—
Interest rate contracts	10		10
Net investment hedge contracts	71	—	71	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$445	$161	$284	$—

	As of December 31, 2020
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$15	$—	$15	$—
Commodity contracts	77	46	31	—
Interest rate contracts	(328)	—	(328)	—
Net investment hedge contracts	(15)	—	(15)	—
Total derivatives	$(251)	$46	$(297)	$—

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

Derivative Volume:
The gross notional values of our derivative instruments were:

	Notional Amount
	As of December 31,
	2021	2020
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$1,891	$2,184
Forecasted transactions	4,831	4,169
Commodity contracts	9,694	7,947
Interest rate contracts	1,850	3,500
Net investment hedges:
Net investment hedge derivative contracts	3,915	4,551
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,622	3,744
British pound sterling notes	356	360
Swiss franc notes	811	1,175
Canadian dollar notes	475	472

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Accumulated (loss)/gain at beginning of period	$(161)	$(213)	$(168)
Transfer of realized (gains)/losses in fair value to earnings	(155)	161	154
Unrealized gain/(loss) in fair value	168	(109)	(199)
Accumulated (loss)/gain at end of period	$(148)	$(161)	$(213)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Interest rate contracts	$155	$(161)	$(154)

Within interest and other expense, net, we recognized losses related to forward starting interest rate swaps of $79 million ($103 million pre-tax) in 2020 and a loss of $111 million in 2019.

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Currency exchange contracts – forecasted transactions	$—	$(2)	$3
Interest rate contracts	168	(107)	(202)
Total	$168	$(109)	$(199)

Cash flow hedge ineffectiveness was immaterial for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $28 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of December 31, 2021, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years, 8 months.

Hedges of Net Investments in International Operations:

Net investment hedge (“NIH”) derivative contracts:
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. As of December 31, 2021, the aggregate notional value of these NIH derivative contracts was $3.9 billion and their impact on other comprehensive earnings and net earnings during the years presented below were as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$63	$(221)	$(6)

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the consolidated statement of cash flows.

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$75	$117	$133

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

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Euro notes	$211	$(251)	$60
British pound sterling notes	3	(8)	(10)
Swiss franc notes	29	(82)	(19)
Canadian notes	(3)	(7)	(17)

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,			Recognized in Earnings
	2021	2020	2019
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$57	$(70)	$100	Interest and other expense, net
Forecasted transactions	80	41	17	Cost of sales
Forecasted transactions	(1)	(4)	(3)	Interest and other expense, net
Forecasted transactions	—	(1)	(8)	Selling, general and administrative expenses
Commodity contracts	385	4	67	Cost of sales
Equity method investment contracts	2	—	—	Gain on equity method investment contracts
Total	$523	$(30)	$173

Note 11. Benefit Plans

Pension Plans
Obligations and Funded Status:
The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
	(in millions)
Projected benefit obligation at January 1	$1,887	$1,748	$11,658	$10,458
Service cost	6	6	137	121
Interest cost	42	49	130	149
Benefits paid	(31)	(35)	(533)	(473)
Settlements paid	(113)	(95)	—	—
Actuarial (gains)/losses	(63)	213	(269)	679
Currency	—	—	(308)	572
Other (1)	1	1	6	152
Projected benefit obligation at December 31	1,729	1,887	10,821	11,658
Fair value of plan assets at January 1	1,959	1,739	10,972	9,758
Actual return on plan assets	1	337	548	865
Contributions	10	13	292	208
Benefits paid	(31)	(35)	(533)	(473)
Settlements paid	(113)	(95)	—	—
Currency	—	—	(258)	489
Other (1)	—	—	—	125
Fair value of plan assets at December 31	1,826	1,959	11,021	10,972
Net pension (liabilities)/assets at December 31	$97	$72	$200	$(686)

(1)In 2020 we reviewed the impact of market changes on design features of certain historical defined contribution plans. The review resulted in additional plans being accounted for as defined benefit pension plans, which resulted in increases of $133 million in the projected benefit obligation and $125 million in plan assets in 2020.

The accumulated benefit obligation, which represents benefits earned to the measurement date, for U.S. pension plans was $1,723 million at December 31, 2021 and $1,882 million at December 31, 2020. The accumulated benefit obligation for non-U.S. pension plans was $10,650 million at December 31, 2021 and $11,404 million at December 31, 2020.

The actuarial (gain) loss for all pension plans in 2020 and 2021 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

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

The combined U.S. and non-U.S. pension plans resulted in a net pension asset of $297 million at December 31, 2021 and a net pension liability of $614 million at December 31, 2020. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2021	2020
	(in millions)
Prepaid pension assets	$1,009	$672
Other current liabilities	(31)	(29)
Accrued pension costs	(681)	(1,257)
	$297	$(614)

Certain of our U.S. and non-U.S. plans are underfunded with accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2021	2020	2021	2020
	(in millions)
Projected benefit obligation	$42	$51	$1,889	$4,059
Accumulated benefit obligation	42	51	1,805	3,873
Fair value of plan assets	3	3	1,223	2,827

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Discount rate	3.01%	2.73%	1.73%	1.33%
Expected rate of return on plan assets	4.50%	4.50%	3.44%	3.90%
Rate of compensation increase	4.00%	4.00%	2.83%	3.16%

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

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(in millions)
Service cost	$6	$6	$38	$137	$121	$122
Interest cost	42	49	60	130	149	202
Expected return on plan assets	(72)	(77)	(88)	(419)	(400)	(404)
Amortization:
Net loss/(gain)	17	17	30	130	118	148
Prior service cost/(benefit)	1	1	1	(6)	(7)	(6)
Curtailment credit (1)	—	—	—	(17)	—	—
Settlement losses and other expenses	19	18	16	3	4	(3)
Net periodic pension cost	$13	$14	$57	$(42)	$(15)	$59

(1)During the third quarter of 2021, we terminated our Defined Benefit Pension Scheme in Nigeria. During the second quarter of 2021, we made a decision to freeze our Defined Benefit Pension Scheme in the United Kingdom. As a result, we recognized curtailment credits of ($17 million) in 2021 recorded within benefit plan non-service income. In connection with the United Kingdom plan freeze, we also incurred incentive payment charges and other expenses of $48 million in 2021 included in operating income.

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

We used the following weighted-average assumptions to determine our net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.73%	3.44%	4.40%	1.33%	1.74%	2.45%
Expected rate of return on plan assets	4.50%	5.00%	5.75%	3.90%	4.20%	4.80%
Rate of compensation increase	4.00%	4.00%	4.00%	3.16%	3.17%	3.31%

Plan Assets:
The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2021
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$4	$4	$—	$—
Non-U.S. equity securities	3	3	—	—
Pooled funds - equity securities	1,545	1,084	461	—
Total equity securities	1,552	1,091	461	—
Government bonds	3,777	56	3,721	—
Pooled funds - fixed-income securities	648	449	199	—
Corporate bonds and other fixed-income securities	3,943	139	1,415	2,389
Total fixed-income securities	8,368	644	5,335	2,389
Real estate	251	179	—	72
Private equity	4	—	—	4
Cash	5	4	—	1
Other	162	157	5	—
Total assets in the fair value hierarchy	$10,342	$2,075	$5,801	$2,466
Investments measured at net asset value	2,382
Total investments at fair value	$12,724

	As of December 31, 2020
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$4	$4	$—	$—
Non-U.S. equity securities	1	1	—	—
Pooled funds - equity securities	2,225	999	1,226	—
Total equity securities	2,230	1,004	1,226	—
Government bonds	4,340	60	4,280	—
Pooled funds - fixed-income securities	622	439	183	—
Corporate bonds and other fixed-income securities	2,860	258	811	1,791
Total fixed-income securities	7,822	757	5,274	1,791
Real estate	212	142	—	70
Private equity	3	—	—	3
Cash	117	107	10	—
Other	5	4	—	1
Total assets in the fair value hierarchy	$10,389	$2,014	$6,510	$1,865
Investments measured at net asset value	2,413
Total investments at fair value	$12,802

We excluded plan assets of $124 million at December 31, 2021 and $129 million at December 31, 2020 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

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

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings/(losses), included:

Asset Category	January 1, 2021 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2021 Balance
	(in millions)
Corporate bond and other fixed-income securities	$1,791	$(178)	$784	$—	$(10)	$2,387
Real estate	70	7	1	—	(4)	74
Private equity and other	4	1	—	—	—	5
Total Level 3 investments	$1,865	$(170)	$785	$—	$(14)	$2,466

Asset Category	January 1, 2020 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2020 Balance
	(in millions)
Corporate bond and other fixed-income securities	$1,836	$16	$(110)	$—	$49	$1,791
Real estate	62	5	—	—	3	70
Private equity and other	4	—	—	—	—	4
Total Level 3 investments	$1,902	$21	$(110)	$—	$52	$1,865

The increase in Level 3 pension plan investments during 2021 was primarily due to purchases of corporate bond, annuity contracts and other fixed income securities. The decrease in Level 3 pension plan investments during 2020 was primarily due to maturities of corporate bond and other fixed income securities.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2021	2020	2021	2020
Equity securities	15%	15%	17%	23%
Fixed-income securities	85%	85%	62%	58%
Real estate	—	—	3%	5%
Hedge funds	—	—	—%	2%
Buy-in annuity policies	—	—	17%	11%
Cash	—	—	1%	1%
Total	100%	100%	100%	100%

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

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 15% equity securities, 58% fixed-income securities, 24% buy-in annuity policies and 3% real estate.

Employer Contributions:
In 2021, we contributed $10 million to our U.S. pension plans and $271 million to our non-U.S. pension plans. In addition, employees contributed $21 million to our non-U.S. plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability. In 2022, we estimate that our pension contributions will be $3 million to our U.S. plans and $185 million to our non-U.S. plans based on current tax laws. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 31, 2021 were (in millions):

	2022	2023	2024	2025	2026	2027-2031
U.S. Plans	$154	$106	$101	$103	$102	$495
Non-U.S. Plans	422	414	425	430	443	2,266

Multiemployer Pension Plans:
In accordance with obligations we have under collective bargaining agreements, we made contributions to multiemployer pension plans for continuing participation of $4 million in 2021, $5 million in 2020 and $5 million in 2019. Our contributions are based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and fund surcharges.

In 2018, we executed a complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund and recorded a $429 million estimated withdrawal liability. On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 19 years. We began making monthly payments during the third quarter of 2019. Within selling, general and administrative expenses, we recorded a $35 million ($26 million net of tax) adjustment related to the discounted withdrawal liability. Within interest and other expense, net, we recorded accreted interest of $11 million in 2021, $11 million in 2020 and $12 million in 2019. As of December 31, 2021, the remaining discounted withdrawal liability was $360 million, with $14 million recorded in other current liabilities and $346 million recorded in long-term other liabilities.

Other Costs:
We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $73 million in 2021, $83 million in 2020 and $72 million in 2019.

Postretirement Benefit Plans
Obligations:
Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2021	2020
	(in millions)
Accrued benefit obligation at January 1	$361	$403
Service cost	4	5
Interest cost	8	12
Benefits paid	(15)	(17)
Currency	(1)	(1)
Actuarial losses/(gains)	(39)	(41)
Accrued benefit obligation at December 31	$317	$361

The current portion of our accrued postretirement benefit obligation of $16 million at December 31, 2021 and $16 million at December 31, 2020 was included in other current liabilities.

The actuarial (gain) for all postretirement plans in 2020 and 2021 was driven by gains related to assumption changes partially offset by losses related to a change in the discount rate used to measure the benefit obligations of those plans.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Discount rate	2.96%	2.68%	3.81%	3.35%
Health care cost trend rate assumed for next year	5.50%	5.75%	5.72%	5.66%
Ultimate trend rate	5.00%	5.00%	4.47%	4.44%
Year that the rate reaches the ultimate trend rate	2024	2024	2040	2040

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

Components of Net Periodic Postretirement Health Care Costs:
Net periodic postretirement health care costs consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Service cost	$4	$5	$5
Interest cost	8	12	15
Amortization:
Net loss/(gain)	2	7	6
Prior service credit	—	(30)	(38)
Net periodic postretirement health care costs/(benefit)	$14	$(6)	$(12)

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.68%	3.41%	4.37%	3.35%	3.86%	4.40%
Health care cost trend rate	5.75%	6.00%	6.25%	5.66%	5.42%	5.44%

Future Benefit Payments:
Our estimated future benefit payments for our postretirement health care plans at December 31, 2021 were (in millions):

	2022	2023	2024	2025	2026	2027-2031
U.S. Plans	$11	$11	$11	$11	$11	$50
Non-U.S. Plans	5	5	5	5	5	28

Other Costs:
We made contributions to multiemployer medical plans totaling $19 million in 2021, $20 million in 2020 and $20 million in 2019. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans
Obligations:
Our postemployment plans are not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2021 and 2020 were:

	As of December 31,
	2021	2020
	(in millions)
Accrued benefit obligation at January 1	$65	$66
Service cost	6	6
Interest cost	3	3
Benefits paid	(12)	(10)
Actuarial losses/(gains)	(6)	—
Accrued benefit obligation at December 31	$56	$65

The accrued benefit obligation was determined using a weighted-average discount rate of 4.3% in 2021 and 4.3% in 2020, an assumed weighted-average ultimate annual turnover rate of 0.4% in 2021 and 2020, assumed compensation cost increases of 4.0% in 2021 and 2020 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Periodic Postemployment Costs:
Net periodic postemployment costs consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Service cost	$6	$6	$6
Interest cost	3	3	5
Amortization of net gains	(4)	(2)	(4)
Net periodic postemployment costs	$5	$7	$7

As of December 31, 2021, the estimated net gain for the postemployment benefit plans that we expect to amortize from accumulated other comprehensive earnings/(losses) into net periodic postemployment costs during 2022 is approximately $4 million.

Note 12. Stock Plans

Under our Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”), we are authorized through May 21, 2024 to issue a maximum of 243.7 million shares of our Class A common stock (“Common Stock”) to employees and non-employee directors. As of December 31, 2021, there were 48.9 million shares available to be granted under the 2005 Plan.

Stock Options:
Stock options (including stock appreciation rights) are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology or a Lattice Model to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options held by our employees of $23 million in 2021, $28 million in 2020 and $38 million in 2019 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $4 million in 2021, $5 million in 2020 and $8 million in 2019. The unamortized compensation expense related to our employee stock options was $21 million at December 31, 2021 and is expected to be recognized over a weighted-average period of 1.6 years.

Our weighted-average Black-Scholes and Lattice Model fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2021	0.57%	5 years	23.45%	2.20%	$9.08
2020	1.34%	5 years	19.64%	2.06%	$8.61
2019	2.46%	5 years	19.96%	2.37%	$7.83

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

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2019	43,818,830	$32.36		$371	million
Annual grant to eligible employees	4,793,570	47.72
Additional options issued	68,420	50.82
Total options granted	4,861,990	47.76
Options exercised (1)	(13,668,354)	27.53		$306	million
Options cancelled	(1,156,518)	42.22
Balance at December 31, 2019	33,855,948	36.19		$640	million
Annual grant to eligible employees	2,280,440	59.04
Additional options issued	136,360	49.48
Total options granted	2,416,800	58.50
Options exercised (1)	(7,847,964)	30.55		$205	million
Options cancelled	(672,890)	44.94
Balance at December 31, 2020	27,751,894	39.51		$527	million
Annual grant to eligible employees	2,412,710	56.13
Additional options issued	160,640	58.17
Total options granted	2,573,350	56.26
Options exercised (1)	(6,249,330)	33.68		$169	million
Options cancelled	(572,155)	49.65
Balance at December 31, 2021	23,503,759	42.65	5 years	$556	million
Exercisable at December 31, 2021	18,570,547	39.40	4 years	$500	million

(1)Cash received from options exercised was $206 million in 2021, $236 million in 2020 and $369 million in 2019. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $24 million in 2021, $27 million in 2020 and $40 million in 2019.

Deferred Stock Units, Performance Share Units and Other Stock-Based Awards:
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

The fair value of the deferred stock units, performance share units and other stock-based awards at the date of grant is amortized to earnings over the vesting period. The fair value of our deferred stock units and other stock-based awards is measured at the market price of our Common Stock on the grant date. Performance share unit awards generally have targets tied to both performance and market-based conditions. For market condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The grant date fair value of performance share units is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the market price of our Common Stock on the grant date for performance-based components. The number of performance share units that ultimately vest ranges from 0-200 percent of the number granted, based on the achievement of the performance and market-based components.

We recorded compensation expense related to deferred stock units, performance share units and other stock-based awards of $98 million in 2021, $98 million in 2020 and $97 million in 2019 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $16 million in 2021, $15 million in 2020 and $16 million in 2019. The unamortized compensation expense related to our deferred stock units, performance share units and other stock-based awards was $107 million at December 31, 2021 and is expected to be recognized over a weighted-average period of 1.7 years.

Our performance share unit, deferred stock unit and other stock-based award activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2019	6,559,010		$42.19
Annual grant to eligible employees:		Feb. 22, 2019
Performance share units	891,210		57.91
Deferred stock units	666,880		47.72
Additional shares granted (1)	205,073	Various	54.81
Total shares granted	1,763,163		53.69	$95	million
Vested (2) (3)	(2,007,848)		37.81	$76	million
Forfeited (2)	(652,380)		45.88
Balance at December 31, 2019	5,661,945		46.90
Annual grant to eligible employees:		Feb. 20, 2020
Performance share units	825,230		65.83
Deferred stock units	545,550		59.04
Additional shares granted (1)	390,730	Various	56.90
Total shares granted	1,761,510		61.75	$109	million
Vested (2) (3)	(2,051,054)		42.87	$88	million
Forfeited (2)	(475,411)		48.24
Balance at December 31, 2020	4,896,990		53.80
Annual grant to eligible employees:		Feb. 18, 2021
Performance share units	903,250		59.35
Deferred stock units	550,090		56.13
Additional shares granted (1)	1,163,644	Various	53.76
Total shares granted	2,616,984		56.19	$147	million
Vested (3)	(2,459,427)		49.59	$122	million
Forfeited	(386,501)		57.52
Balance at December 31, 2021	4,668,046		57.04

(1)Includes performance share units and deferred stock units.
(2)Includes performance share units, deferred stock units and other stock-based awards.
(3)The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $6 million in 2021, $5 million in 2020 and $2 million in 2019.
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

Note 13. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Common Stock and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2021, 2020 and 2019. Shares of Common Stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at January 1, 2019	1,996,537,778	(545,537,923)	1,450,999,855
Shares repurchased	—	(30,902,465)	(30,902,465)
Exercise of stock options and issuance of other stock awards	—	14,908,864	14,908,864
Balance at December 31, 2019	1,996,537,778	(561,531,524)	1,435,006,254
Shares repurchased	—	(25,071,845)	(25,071,845)
Exercise of stock options and issuance of other stock awards	—	9,239,812	9,239,812
Balance at December 31, 2020	1,996,537,778	(577,363,557)	1,419,174,221
Shares repurchased	—	(35,384,366)	(35,384,366)
Exercise of stock options and issuance of other stock awards	—	7,840,684	7,840,684
Balance at December 31, 2021	1,996,537,778	(604,907,239)	1,391,630,539

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2021, 77.1 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. On December 2, 2020, our Board of Directors approved an increase of $4.0 billion in the share repurchase program, raising the authorization to $23.7 billion of Common Stock repurchases, and extended the program through December 31, 2023. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2021, we had repurchased approximately $18.0 billion of Common Stock pursuant to this authorization. During 2021, we repurchased approximately 35.4 million shares of Common Stock at an average cost of $59.24 per share, or an aggregate cost of approximately $2.1 billion, all of which was paid during the period except for approximately $16 million settled in January 2022. All share repurchases were funded through available cash and commercial paper issuances. As of December 31, 2021, we have approximately $3.7 billion in remaining share repurchase capacity.

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

On April 1, 2015, the U.S. Commodity Futures Trading Commission (“CFTC”) filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the “District Court”), Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. On August 15, 2019, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows. On October 23, 2019, following a ruling by the United States Court of Appeals for the Seventh Circuit regarding Mondelēz Global's allegations that the CFTC and its Commissioners violated certain terms of the settlement agreement and the CFTC's argument that the Commissioners were not bound by the terms of the settlement agreement, the District Court vacated the settlement agreement and reinstated all pending motions that the District Court had previously mooted as a result of the settlement. The parties have reached a new agreement in principle to resolve the CFTC action and have submitted the settlement to the District Court for approval. The District Court cancelled a scheduled conference on June 4, 2020 to discuss the proposed settlement agreement but indicated that it would rule on pending motions in due course. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the District Court by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action, and the plaintiffs are seeking monetary damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the District Court. On January 3, 2020, the District Court granted plaintiffs' request to certify a class. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the CFTC action and the class action. Although the CFTC action and the class action complaints involve the same alleged conduct, a resolution or decision with respect to one of the matters may not be dispositive as to the outcome of the other matter.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2021, we had no material third-party guarantees recorded on our consolidated balance sheet.

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

Note 15. Reclassifications from Accumulated Other Comprehensive Income
The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net (gains)/losses of $(44) million in 2021, $285 million in 2020 and $279 million in 2019.

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(8,655)	$(8,320)	$(8,622)
Currency translation adjustments	(481)	(398)	251
Reclassification to earnings related to:
Equity method investment transactions (1)	—	29	—
Tax (expense)/benefit	23	47	49
Other comprehensive earnings/(losses)	(458)	(322)	300
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	16	(13)	2
Balance at end of period	(9,097)	(8,655)	(8,320)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,874)	$(1,721)	$(1,854)
Net actuarial gain/(loss) arising during period	398	(187)	4
Tax (expense)/benefit on net actuarial gain/(loss)	(80)	38	22
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	140	104	137
Settlement losses and other expenses (1)	22	22	30
Curtailment credit (2)	(17)	—	—
Tax expense/(benefit) on reclassifications (3)	(34)	(31)	(42)
Currency impact	66	(99)	(18)
Other comprehensive earnings/(losses)	495	(153)	133
Balance at end of period	(1,379)	(1,874)	(1,721)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(161)	$(213)	$(168)
Net derivative gains/(losses)	163	(132)	(224)
Tax (expense)/benefit on net derivative gain/(loss)	—	27	19
Losses/(gains) reclassified into net earnings:
Interest rate contracts (1) (4)	(152)	189	155
Tax expense/(benefit) on reclassifications (3)	(3)	(28)	(1)
Currency impact	5	(4)	6
Other comprehensive earnings/(losses)	13	52	(45)
Balance at end of period	(148)	(161)	(213)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,690)	$(10,254)	$(10,644)
Total other comprehensive earnings/(losses)	50	(423)	388
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	16	(13)	2
Other comprehensive earnings/(losses) attributable to Mondelēz International	66	(436)	390
Balance at end of period	$(10,624)	$(10,690)	$(10,254)
(1)Includes equity method investment transactions recorded within gain/(loss) on equity method investment transactions.
(2)These reclassified losses are included in net periodic benefit costs disclosed in Note 11, Benefit Plans.

(3)Taxes reclassified to earnings are recorded within the provision for income taxes.
(4)These reclassified losses are recorded within interest and other expense, net.

Note 16. Income Taxes

On August 6, 2019, Switzerland published changes to its Federal tax law in the Official Federal Collection of Laws. On September 27, 2019, the Zurich Canton published their decision on the September 1, 2019 Zurich Canton public vote regarding the Cantonal changes associated with the Swiss Federal tax law change. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures that are hereafter referred to as “Swiss tax reform”. Based on these Federal/Cantonal events, it is our position that enactment of Swiss tax reform for U.S. GAAP purposes was met as of September 30, 2019, and we recorded the impacts in the third quarter of 2019. The net impact was a benefit of $767 million, which consisted of a $769 million reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes (recorded net of valuation allowance) and remeasurement of our deferred tax balances, partially offset by a $2 million indirect tax impact in selling, general and administrative expenses. The ongoing impacts of these Swiss tax reform law changes became effective January 1, 2020. With the acquisition of Chipita in January 2022 (refer to Note 2, Acquisitions and Divestitures), we believe there is a reasonable possibility that a significant portion of the valuation allowance recorded against the deferred tax asset for the step-up of intangible assets will no longer be needed. The amount of the valuation allowance to be released in 2022 is dependent on the increase in Switzerland's future taxable income.

Earnings/(losses) from continuing operations before income taxes and the provision for income taxes consisted of:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Earnings/(losses) from continuing operations before income taxes:
United States	$519	$514	$751
Outside United States	3,850	2,869	2,696
	$4,369	$3,383	$3,447
Provision for income taxes:
United States federal:
Current	$297	$440	$145
Deferred	(31)	(82)	97
	266	358	242
State and local:
Current	89	98	29
Deferred	9	(7)	45
	98	91	74
Total United States	364	449	316

Outside United States:
Current	599	756	459
Deferred	227	19	(773)
Total outside United States	826	775	(314)

Total provision for income taxes	$1,190	$1,224	$2

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate as follows:

	For the Years Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State and local income taxes, net of federal tax benefit	1.1%	1.6%	1.3%
Foreign rate differences	(1.6)%	1.1%	0.2%
Changes in judgment on realizability of deferred tax assets	0.1%	(2.2)%	(0.3)%
Reversal of other tax accruals no longer required	(0.5)%	(0.8)%	(3.0)%
Tax accrual on investment in KDP (including tax impact of share sales)	4.7%	6.7%	0.8%
Excess tax benefits from equity compensation	(0.7)%	(1.0)%	(1.2)%
Tax legislation (non-Swiss tax reform)	2.3%	1.0%	0.4%
Swiss tax reform	—	—	(22.3)%
Business sales (including tax impact from JDE Peet's transaction)	—	7.4%	—
Foreign tax provisions under TCJA (GILTI, FDII and BEAT) (1)	0.8%	1.1%	2.5%
Other	—	0.3%	0.7%
Effective tax rate	27.2%	36.2%	0.1%
(1) The Tax Cuts and Jobs Act of 2017 (“TCJA”) established the Global Intangible Low-Tax Income (“GILTI”) provision, which taxes U.S. allocated expenses and certain income from foreign operations; the Foreign-Derived Intangible Income (“FDII”) provision, which allows a deduction against certain types of U.S. taxable income resulting in a lower effective U.S. tax rate on such income; and the Base Erosion Anti-abuse Tax (“BEAT”), which is a minimum tax based on cross-border service payments by U.S. entities.

Our 2021 effective tax rate of 27.2% was high due to the $187 million net tax expense incurred in connection with the KDP share sales during the second and third quarters. Excluding this impact, our effective tax rate was 23.0%, which reflects unfavorable provisions from the 2017 U.S. tax reform and taxes on earnings from equity method investments (these earnings are reported separately on our consolidated statements of earnings and not within earnings before income taxes), largely offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The 23.0% includes a discrete net tax benefit of $2 million, primarily driven by a $47 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $44 million benefit from two U.S. tax returns amended to reflect new guidance from the U.S. Treasury Department, offset by $100 million net tax expense from the increase of our deferred tax liabilities resulting from enacted tax legislation (mainly in the United Kingdom).

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

Tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of:

	As of December 31,
	2021	2020
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$114	$137
Accrued pension costs	23	251
Other employee benefits	150	151
Accrued expenses	454	420
Loss carryforwards	685	648
Tax credit carryforwards	786	790
Other	468	535
Total deferred income tax assets	2,680	2,932
Valuation allowance	(1,280)	(1,277)
Net deferred income tax assets	$1,400	$1,655
Deferred income tax liabilities:
Intangible assets, including impact from Swiss tax reform	$(3,214)	$(2,951)
Property, plant and equipment	(638)	(747)
Other	(451)	(513)
Total deferred income tax liabilities	(4,303)	(4,211)
Net deferred income tax liabilities	$(2,903)	$(2,556)

Our significant valuation allowances are in the U.S. and Switzerland. The U.S. valuation allowance mainly relates to excess foreign tax credits generated by the deemed repatriation under U.S. tax reform while the Swiss valuation allowance brings the allowed step-up of intangible assets recorded under Swiss tax reform to the amount more likely than not to be realized.

At December 31, 2021, the Company has pre-tax loss carryforwards of $2,935 million, of which $171 million will expire at various dates between 2022 and 2041 and the remaining $2,764 million can be carried forward indefinitely.

The unremitted earnings as of December 31, 2021 in those subsidiaries where we continue to be indefinitely reinvested is approximately $1.7 billion. We currently have not recognized approximately $121 million of deferred tax liabilities related to those unremitted earnings. Future tax law changes or changes in the needs of our non-U.S. subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that are currently indefinitely reinvested.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
January 1	$442	$426	$516
Increases from positions taken during prior periods	31	35	27
Decreases from positions taken during prior periods	(21)	(17)	(35)
Increases from positions taken during the current period	47	48	50
Decreases relating to settlements with taxing authorities	(13)	(27)	(64)
Reductions resulting from the lapse of the applicable statute of limitations	(26)	(29)	(64)
Currency/other	(14)	6	(4)
December 31	$446	$442	$426

As of January 1, 2021, our unrecognized tax benefits were $442 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $369 million. Our unrecognized tax benefits were $446 million at December 31, 2021, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $372 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $35 million due to unfavorable audit developments or decrease by approximately $65 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $170 million as of January 1, 2021 and $173 million as of December 31, 2021. Our 2021 provision for income taxes included $11 million expense for interest and penalties.

In connection with the 2017 enacted U.S. tax reform, we recorded a $1.3 billion transition tax liability that is payable in installments through 2026. As of December 31, 2021, the remaining liability was approximately $720 million.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. U.S. federal, state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. The earliest year still open to examination by U.S. federal and state tax authorities is 2016 and years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): China (2011), France (2015), India (2005), the United Kingdom (2015) and Switzerland (2016).

Note 17. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions, except per share data)
Net earnings	$4,314	$3,569	$3,944
Noncontrolling interest earnings	(14)	(14)	(15)
Net earnings attributable to Mondelēz International	$4,300	$3,555	$3,929
Weighted-average shares for basic EPS	1,403	1,431	1,445
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	10	10	13
Weighted-average shares for diluted EPS	1,413	1,441	1,458
Basic earnings per share attributable to Mondelēz International	$3.06	$2.48	$2.72
Diluted earnings per share attributable to Mondelēz International	$3.04	$2.47	$2.69

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and long-term incentive plan shares of 3.1 million for the year ended December 31, 2021, 3.6 million for the year ended December 31, 2020 and 5.2 million for the year ended December 31, 2019.

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

Our operations and management structure are organized into four operating segments:
•Latin America
•AMEA
•Europe
•North America

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangible assets, gains and losses on divestitures and acquisitions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage benefit plan non-service income and interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Net revenues:
Latin America	$2,797	$2,477	$3,018
AMEA	6,465	5,740	5,770
Europe	11,156	10,207	9,972
North America	8,302	8,157	7,108
Net revenues	$28,720	$26,581	$25,868

Earnings before income taxes:
Operating income:
Latin America	$261	$189	$341
AMEA	1,054	821	691
Europe	2,092	1,775	1,732
North America	1,371	1,587	1,451
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	279	16	91
General corporate expenses	(253)	(326)	(330)
Amortization of intangible assets	(134)	(194)	(174)
Net gain on acquisition and divestitures	8	—	44
Acquisition-related costs	(25)	(15)	(3)
Operating income	4,653	3,853	3,843
Benefit plan non-service income	163	138	60
Interest and other expense, net	(447)	(608)	(456)
Earnings before income taxes	$4,369	$3,383	$3,447

No single customer accounted for 10% or more of our net revenues from continuing operations in 2021. Our five largest customers accounted for 16.7% and our ten largest customers accounted for 23.0% of net revenues from continuing operations in 2021.

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

Total assets, depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Total assets:
Latin America (1)	$4,106	$4,181	$4,716
AMEA (1)	10,386	9,997	9,740
Europe (1)	20,927	21,442	20,354
North America (1)	23,321	23,297	21,637
Equity method investments	5,289	6,036	7,178
Unallocated assets and adjustments (2)	3,063	2,857	890
Total assets	$67,092	$67,810	$64,515

(1)Segment assets do not reflect outstanding intercompany asset balances that have been eliminated at a segment level.
(2)Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances. Final adjustments for jurisdictional netting of deferred tax assets and liabilities is done at a consolidated level.

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Depreciation expense (1):
Latin America	$105	$101	$105
AMEA	173	159	164
Europe	257	238	238
North America	148	154	138
Total depreciation expense	$683	$652	$645

(1)Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the consolidated statement of cash flows for total depreciation and amortization expenses.

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Capital expenditures:
Latin America	$165	$219	$197
AMEA	208	177	244
Europe	409	295	297
North America	183	172	187
Total capital expenditures	$965	$863	$925

Geographic data for net revenues (recognized in the countries where products are sold from) and long-lived assets, excluding deferred taxes, goodwill, intangible assets and equity method investments, were:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Net revenues:
United States	$7,146	$7,130	$6,625
Other	21,574	19,451	19,243
Total net revenues	$28,720	$26,581	$25,868

	As of December 31,
	2021	2020	2019
	(in millions)
Long-lived assets:
United States	$1,851	$1,956	$1,806
United Kingdom	1,125	888	843
Other	7,675	7,784	7,527
Total long-lived assets	$10,651	$10,628	$10,176

No individual country within Other exceeded 10% of our net revenues or long-lived assets for all periods presented.

Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Year Ended December 31, 2021
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$798	$2,253	$3,328	$7,145	$13,524
Chocolate	759	2,396	5,862	282	9,299
Gum & Candy	567	816	614	875	2,872
Beverages	359	550	126	—	1,035
Cheese & Grocery	314	450	1,226	—	1,990
Total net revenues	$2,797	$6,465	$11,156	$8,302	$28,720

	For the Year Ended December 31, 2020
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$668	$2,039	$3,035	$7,024	$12,766
Chocolate	610	2,025	5,291	253	8,179
Gum & Candy	474	696	612	880	2,662
Beverages	403	544	102	—	1,049
Cheese & Grocery	322	436	1,167	—	1,925
Total net revenues	$2,477	$5,740	$10,207	$8,157	$26,581

	For the Year Ended December 31, 2019
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$708	$1,844	$2,998	$5,888	$11,438
Chocolate	710	2,082	5,119	247	8,158
Gum & Candy	823	861	698	973	3,355
Beverages	452	546	97	—	1,095
Cheese & Grocery	325	437	1,060	—	1,822
Total net revenues	$3,018	$5,770	$9,972	$7,108	$25,868

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The scope of Management’s assessment of internal control over financial reporting excludes 0.2% of the Company’s consolidated total assets and 0.5% of the Company’s consolidated net revenues related to the 2021 acquired businesses of Hu, Grenade and Gourmet Food.

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2021, based on the criteria in Internal Control Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report that appears under Item 8.

February 4, 2022

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2021. Many of our employees and those of our outsourcing partners and other accounting service providers continued to work remotely as a significant number of our and their offices were closed in response to the COVID-19 pandemic. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance – Governance Guidelines,” “Corporate Governance – Codes of Conduct,” “Board Committees and Membership – Audit Committee” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 18, 2022 (“2022 Proxy Statement”). All of this information from the 2022 Proxy Statement is incorporated by reference into this Annual Report.

The information on our web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.   Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership – People and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “People and Compensation Committee Report for the Year Ended December 31, 2021” and “CEO Pay Ratio” in our 2022 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of grants issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2021 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	28,165,034	$42.65	48,932,017

(1)Includes outstanding options, deferred stock units and performance share units and excludes restricted stock.
(2)Weighted average exercise price of outstanding options only.
(3)Shares available for grant under our Amended and Restated 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2022 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2022 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.   Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2022 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

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

4.6
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

4.10
Third Supplemental Indenture, dated as of September 22, 2020, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020).

4.11
Fourth Supplemental Indenture, dated as of September 9, 2021, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, paying agent, transfer agent and registrar (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2021).

4.12
Fifth Supplemental Indenture, dated as of September 24, 2021, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 24, 2021).

10.1
Five-Year Revolving Credit Agreement, dated February 27, 2019, by and among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2019).

10.2
364-Day Revolving Credit Agreement, dated February 24, 2021, by and among Mondelēz International, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 24, 2021).

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

10.6
Investor Rights Agreement between Acorn Holdings B.V., Mondelez Coffee HoldCo B.V. and JDE Peet’s B.V., dated May 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2020).

10.7
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

10.9
Mondelez International Holdings Netherlands B.V. Deed of Adherence to the Investor Rights Agreement, dated July 23, 2021, and Deed of Assignment of Rights Under the Investor Rights Agreement between Mondelez Coffee HoldCo B.V. and Mondelez International Holdings Netherlands B.V., dated July 23, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 2, 2021).

10.10
Settlement Agreement, between the Registrant and Kraft Foods Group, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).

10.11
Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of February 3, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.12
2019 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.13
2020 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.14
2021 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 28, 2021).+

10.15
2019 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.16
2020 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.17
2021 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 28, 2021).+

10.18
2019 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.19
2020 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.20
2021 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 28, 2021).+

10.21
Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.22
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan I, dated December 20, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.23
Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.24
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan II, dated December 20, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.25
Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.26
Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.27
Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.28
Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.29
Mondelēz International, Inc. Change in Control Plan for Key Executives, amended May 14, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019).+

10.30
Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.31
Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.32
Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.33
Offer of Employment Letter, between the Registrant and Dirk Van de Put, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2017).+

10.34
Offer of Employment Letter, between Mondelēz Global LLC and Glen Walter, dated October 15, 2017 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

10.35
Offer of Employment Letter, between Mondelēz Global LLC and Paulette Alviti, dated April 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.36
International Permanent Transfer Letter, between Mondelēz Global LLC and Luca Zaramella, effective August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018).+

10.37
Employment Letter, between Mondelez Europe and Vinzenz P. Gruber, dated November 29, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.38
Offer of Employment Letter, between Mondelēz Global LLC and Sandra MacQuillan, dated April 23, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019).+

10.39
Offer of Employment Letter between the Registrant and Gustavo Valle, dated January 6, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.40
Offer of Employment Letter between Mondelēz Global LLC and Laura Stein, dated November 9, 2020 (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 5, 2021).+

10.41	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+
10.42
Indemnification Agreement between the Registrant and Dirk Van de Put, dated November 20, 2017 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

21.1	Subsidiaries of the Registrant, as of December 31, 2021.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
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
101
The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

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

Date: February 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DIRK VAN DE PUT	Director, Chairman and Chief Executive Officer	February 4, 2022
(Dirk Van de Put)
/s/ LUCA ZARAMELLA	Executive Vice President and Chief Financial Officer	February 4, 2022
(Luca Zaramella)
/s/ MICHAEL CALL	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 4, 2022
(Michael Call)
/s/ LEWIS W.K. BOOTH	Director	February 4, 2022
(Lewis W.K. Booth)
/s/ CHARLES E. BUNCH	Director	February 4, 2022
(Charles E. Bunch)
/s/ ERTHARIN COUSIN	Director	February 4, 2022
(Ertharin Cousin)
/s/ LOIS D. JULIBER	Director	February 4, 2022
(Lois D. Juliber)
/s/ PETER W. MAY	Director	February 4, 2022
(Peter W. May)
/s/ JORGE S. MESQUITA	Director	February 4, 2022
(Jorge S. Mesquita)
/s/ JANE HAMILTON NIELSEN	Director	February 4, 2022
(Jane Hamilton Nielsen)
/s/ FREDRIC G. REYNOLDS	Director	February 4, 2022
(Fredric G. Reynolds)
/s/ CHRISTIANA S. SHI	Director	February 4, 2022
(Christiana S. Shi)
/s/ PATRICK T. SIEWERT	Director	February 4, 2022
(Patrick T. Siewert)
/s/ MICHAEL A. TODMAN	Director	February 4, 2022
(Michael A. Todman)
/s/ JEAN-FRANÇOIS M. L. VAN BOXMEER	Director	February 4, 2022
(Jean-François M. L. van Boxmeer)

Mondelēz International, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2021:
Allowance for trade receivables	$42	$3	$(3)	$5	$37
Allowance for other current receivables	42	13	(3)	3	49
Allowance for long-term receivables	12	—	—	2	10
Valuation allowance for deferred taxes	1,277	58	(27)	28	1,280
	$1,373	$74	$(33)	$38	$1,376
2020:
Allowance for trade receivables	$35	$10	$(1)	$2	$42
Allowance for other current receivables	44	1	(1)	2	42
Allowance for long-term receivables	14	1	(3)	—	12
Valuation allowance for deferred taxes	1,243	119	24	109	1,277
	$1,336	$131	$19	$113	$1,373
2019:
Allowance for trade receivables	$40	$2	$(4)	$3	$35
Allowance for other current receivables	47	(1)	1	3	44
Allowance for long-term receivables	24	—	—	10	14
Valuation allowance for deferred taxes	1,153	349	1	260	1,243
	$1,264	$350	$(2)	$276	$1,336

Notes:
(a)Primarily related to divestitures, acquisitions and currency translation.
(b)Represents charges for which allowances were created.

S-1