Form 10-Q
period 2022-03-31
Mondelez International, Inc.
filed 2022-04-26
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

At April 22, 2022, there were 1,383,923,632 shares of the registrant’s Class A Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net revenues	$7,764	$7,238
Cost of sales	4,781	4,272
Gross profit	2,983	2,966
Selling, general and administrative expenses	1,693	1,564
Asset impairment and exit costs	164	90
Gain on acquisition	—	(9)
Amortization of intangible assets	32	38
Operating income	1,094	1,283
Benefit plan non-service income	(33)	(44)
Interest and other expense, net	168	218
Earnings before income taxes	959	1,109
Income tax provision	(210)	(212)
Loss on equity method investment transactions	(5)	(7)
Equity method investment net earnings	117	78
Net earnings	861	968
Noncontrolling interest earnings	(6)	(7)
Net earnings attributable to Mondelēz International	$855	$961
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.62	$0.68
Diluted earnings per share attributable to Mondelēz International	$0.61	$0.68

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net earnings	$861	$968
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	50	(136)
Pension and other benefit plans	93	69
Derivative cash flow hedges	52	2
Total other comprehensive earnings/(losses)	195	(65)
Comprehensive earnings/(losses)	1,056	903
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	2	(2)
Comprehensive earnings/(losses) attributable to Mondelēz International	$1,054	$905

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,946	$3,546
Trade receivables (net of allowances of $55 at March 31, 2022 and $37 at December 31, 2021)	2,943	2,337
Other receivables (net of allowances of $48 at March 31, 2022 and $49 at December 31, 2021)	749	851
Inventories, net	2,838	2,708
Other current assets	1,143	900
Total current assets	9,619	10,342
Property, plant and equipment, net	9,015	8,658
Operating lease right of use assets	653	613
Goodwill	22,618	21,978
Intangible assets, net	18,829	18,291
Prepaid pension assets	1,046	1,009
Deferred income taxes	561	541
Equity method investments	5,255	5,289
Other assets	398	371
TOTAL ASSETS	$67,994	$67,092
LIABILITIES
Short-term borrowings	$606	$216
Current portion of long-term debt	754	1,746
Accounts payable	7,241	6,730
Accrued marketing	2,272	2,097
Accrued employment costs	721	822
Other current liabilities	2,509	2,397
Total current liabilities	14,103	14,008
Long-term debt	18,344	17,550
Long-term operating lease liabilities	508	459
Deferred income taxes	3,521	3,444
Accrued pension costs	645	681
Accrued postretirement health care costs	304	301
Other liabilities	2,353	2,326
TOTAL LIABILITIES	39,778	38,769
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at March 31, 2022 and December 31, 2021)	—	—
Additional paid-in capital	32,053	32,097
Retained earnings	31,163	30,806
Accumulated other comprehensive losses	(10,425)	(10,624)
Treasury stock, at cost (612,818,033 shares at March 31, 2022 and 604,907,239 shares at December 31, 2021)	(24,630)	(24,010)
Total Mondelēz International Shareholders’ Equity	28,161	28,269
Noncontrolling interest	55	54
TOTAL EQUITY	28,216	28,323
TOTAL LIABILITIES AND EQUITY	$67,994	$67,092
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended March 31, 2022
Balances at January 1, 2022	$—	$32,097	$30,806	$(10,624)	$(24,010)	$54	$28,323
Comprehensive earnings/(losses):
Net earnings	—	—	855	—	—	6	861
Other comprehensive earnings/(losses), net of income taxes	—	—	—	199	—	(4)	195
Exercise of stock options and issuance of other stock awards	—	(44)	(11)	—	115	—	60
Common Stock repurchased	—	—	—	—	(735)	—	(735)
Cash dividends declared ($0.350 per share)	—	—	(487)	—	—	—	(487)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(1)	(1)
Balances at March 31, 2022	$—	$32,053	$31,163	$(10,425)	$(24,630)	$55	$28,216
Three Months Ended March 31, 2021
Balances at January 1, 2021	$—	$32,070	$28,402	$(10,690)	$(22,204)	$76	$27,654
Comprehensive earnings/(losses):
Net earnings	—	—	961	—	—	7	968
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(56)	—	(9)	(65)
Exercise of stock options and issuance of other stock awards	—	(61)	(15)	—	130	—	54
Common Stock repurchased	—	—	—	—	(1,017)	—	(1,017)
Cash dividends declared ($0.315 per share)	—	—	(445)	—	—	—	(445)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	—	—
Balances at March 31, 2021	$—	$32,009	$28,903	$(10,746)	$(23,091)	$74	$27,149

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$861	$968
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	275	284
Stock-based compensation expense	24	25
Deferred income tax (benefit)/provision	(70)	34
Asset impairments and accelerated depreciation	155	43
Loss on early extinguishment of debt	38	110
Gain on acquisition	—	(9)
Loss on equity method investment transactions	5	7
Equity method investment net earnings	(117)	(78)
Distributions from equity method investments	107	74
Other non-cash items, net	(13)	(23)
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(517)	(494)
Inventories, net	(81)	(37)
Accounts payable	397	283
Other current assets	(104)	(140)
Other current liabilities	230	(55)
Change in pension and postretirement assets and liabilities, net	(59)	(77)
Net cash provided by operating activities	1,131	915
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(167)	(216)
Acquisitions, net of cash received	(1,418)	(490)
Proceeds from divestitures including equity method investments	66	—
Proceeds from sale of property, plant and equipment and other	78	16
Net cash used in investing activities	(1,441)	(690)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	—	—
Repayments of commercial paper, maturities greater than 90 days	—	—
Net issuances/(repayments) of other short-term borrowings	217	647
Long-term debt proceeds	1,991	2,373
Long-term debt repayments	(2,306)	(3,353)
Repurchase of Common Stock	(751)	(1,046)
Dividends paid	(491)	(453)
Other	60	51
Net cash used in financing activities	(1,280)	(1,781)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(35)
Cash, cash equivalents and restricted cash:
(Decrease)/Increase	(1,600)	(1,591)
Balance at beginning of period	3,553	3,650
Balance at end of period	$1,953	$2,059

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

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

War in Ukraine
In February 2022, Russia began a military invasion of Ukraine and we closed our operations and facilities in Ukraine. In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. During the first quarter of 2022, we evaluated and impaired these and other assets. We recorded $143 million of total expenses ($145 million after-tax) incurred as a direct result of the war, including $75 million recorded in asset impairment and exit costs, $44 million in cost of sales and $24 million in selling, general and administrative expenses. We recorded $75 million of property, plant and equipment impairments, $33 million of estimated inventory reserves and write-offs, $19 million of increased estimated allowances for trade receivables and $16 million in accrued expenses. We continue to consolidate both our Ukrainian and Russian subsidiaries and continue to evaluate our ability to control our operating activities and businesses on an ongoing basis. In connection with these findings and impacts, we have made estimates and assumptions based on information available to us. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the ongoing effects of the war in Ukraine, and its impact on the global economic environment, our estimates could be significantly different than future performance.

Currency Translation and Highly Inflationary Accounting:
We translate the results of operations of our subsidiaries from multiple currencies using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity (except for highly inflationary currencies) and realized exchange gains and losses on currency transactions in earnings.

Highly inflationary accounting is triggered when a country’s three-year cumulative inflation rate exceeds 100%. It requires the remeasurement of financial statements of subsidiaries in the country from the functional currency of the subsidiary to our U.S. dollar reporting currency. Local currency monetary assets and liabilities are remeasured into U.S. dollars using exchange rates as of the latest balance sheet date, with remeasurement gains and losses recognized in net earnings.

Türkiye. During the first quarter of 2022, primarily based on data published by the Türkiye Statistical Institute that indicated that Türkiye's three-year cumulative inflation rate exceeded 100%, we concluded that Türkiye became a highly inflationary economy for accounting purposes. As of April 1, 2022, we expect to apply highly inflationary accounting for our subsidiaries operating in Türkiye and change their functional currency from the Turkish lira to the U.S. dollar. Our operations in Türkiye contributed $43 million, or 0.6% of our condensed consolidated net revenues in the three months ended March 31, 2022. Based on a review of our Turkish lira-denominated monetary assets and liabilities, our operations in Türkiye had an immaterial net monetary liability position as of March 31, 2022.

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries and changed their functional currency from the Argentinean peso to the U.S. dollar. Our operations in Argentina contributed $129 million, or 1.7% of our condensed consolidated net revenues in the three months ended March 31, 2022. As of March 31, 2022, our Argentinean operations had $26 million of Argentinean peso denominated net monetary assets. Within selling, general and administrative expenses, we recorded a remeasurement loss of $5 million during the three months ended March 31, 2022 related to the revaluation of the Argentinean peso denominated net monetary position over these periods.

Other Countries. Since we sell our products in over 150 countries and have operations in approximately 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to potential exposures. We continue to monitor the developments in Ukraine and Russia as well as in the ongoing COVID-19 global pandemic and related impacts to our business operations, currencies and net monetary exposures. Since the global onset of COVID-19 in early 2020, most countries in which we do business experienced periods of significant economic uncertainty as well as exchange rate volatility. At this time, within our consolidated entities, Argentina and Türkiye are or will be accounted for as highly inflationary economies as noted above, and we continue to monitor currency volatility and associated risks, including highly inflationary economies.

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash that is recorded within other current assets of $7 million as of March 31, 2022 and $7 million as of December 31, 2021. Total cash, cash equivalents and restricted cash was $1,953 million as of March 31, 2022 and $3,553 million as of December 31, 2021.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2022	$(37)	$(49)	$(10)
Current period provision for expected credit losses	(19)	(2)	(5)
Write-offs charged against the allowance	3	—	—
Currency	(2)	3	(2)
Balance at March 31, 2022	$(55)	$(48)	$(17)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $887 million as of March 31, 2022 and $761 million as of December 31, 2021. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions:
We recorded $95 million in operating lease and $56 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2022 and $29 million in operating lease and $30 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2021.

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

Note 2. Acquisitions and Divestitures

On April 24, 2022, we entered into an agreement with Grupo Bimbo to acquire Ricolino, its confectionery business located primarily in Mexico for a purchase price of approximately $1.3 billion, subject to closing purchase price adjustments. The transaction, which will be funded through a combination of an issuance of debt and cash on hand, is subject to relevant antitrust approvals and closing conditions and is expected to close in late Q3 or early Q4 2022.

On January 3, 2022, we acquired Chipita S.A. (“Chipita”), a leading croissants and baked snacks company in the Central and Eastern European markets. The acquisition of Chipita offers a strategic complement to our existing portfolio and advances our strategy to become the global leader in broader snacking. The cash consideration paid for Chipita totaled €1.3 billion ($1.4 billion), net of cash received, plus the assumption of Chipita’s debt of €0.4 billion ($0.4 billion) for a total purchase price of €1.7 billion ($1.9 billion).

We are working to complete the valuation and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$52
Receivables	102
Inventory	62
Other current assets	4
Property, plant and equipment	406
Finance leases right of use assets	8
Definite life intangible assets	48
Indefinite life intangible assets	686
Goodwill	774
Other assets	79
Assets acquired	$2,221
Current liabilities	131
Deferred tax liability	155
Finance lease liabilities	8
Other liabilities	21
Total purchase price	$1,906
Less: long-term debt	(436)
Less: cash received	(52)
Net Cash Paid	$1,418

Within identifiable intangible assets, we allocated $686 million to trade names which have an indefinite-life. The fair value for the 7 Days trade name, which is the primary asset acquired, was determined using the multi-period excess earnings method under the income approach at the acquisition date. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include forecasted future cash flows and discount rates.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Europe segment.

Chipita added incremental net revenues of $152 million and operating income of $4 million in the three months ended March 31, 2022. We incurred acquisition-related costs of $21 million and integration costs of $35 million in the three months ended March 31, 2022.

On November 1, 2021, we completed the sale of MaxFoods Pty Ltd, an Australian packaged seafood business that we had acquired as part of our acquisition of Gourmet Food Holdings Pty Ltd (“Gourmet Food”). The sales price was $57 million Australian dollars ($41 million), net of cash divested with the business, and we recorded an immaterial loss on the transaction.

On April 1, 2021, we acquired Gourmet Food, a leading Australian food company in the premium biscuit and cracker category, for closing cash consideration of approximately $450 million Australian dollars ($343 million), net of cash received. We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed of $41 million to indefinite-lived intangible assets, $80 million to definite-lived intangible assets, $164 million to goodwill, $19 million to property, plant and equipment, $18 million to inventory, $25 million to accounts receivable, $12 million to other assets, $5 million to operating right of use assets, $3 million to other current assets, $19 million to current liabilities and $5 million to long-term operating lease liabilities. The acquisition added incremental net revenues of $14 million, and operating income of $1 million in the three months ended March 31, 2022. We incurred acquisition-related costs of $1 million in the three months ended March 31, 2021.

On March 25, 2021, we acquired a majority interest in Lion/Gemstone Topco Ltd ("Grenade"), a performance nutrition leader in the United Kingdom, for closing cash consideration of £188 million ($261 million), net of cash received. The acquisition of Grenade expands our position into the premium nutrition segment. We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed of $82 million to indefinite-lived intangible assets, $28 million to definite-lived intangible assets, $181 million to goodwill, $1 million to property, plant and equipment, $11 million to inventory, $18 million to accounts receivable, $25 million to current liabilities, $20 million to deferred tax liabilities and $15 million to long-term other liabilities. Through the one-year anniversary of the acquisition, Grenade added incremental net revenues of $21 million, and operating income of $2 million in the three months ended March 31, 2022. We incurred acquisition-related costs of $2 million in the three months ended March 31, 2021.

On January 4, 2021, we acquired the remaining 93% of equity of Hu Master Holdings ("Hu"), a category leader in premium chocolate in the United States, which provides a strategic complement to our snacking portfolio in North America through growth opportunities in chocolate and other categories in the well-being category. The initial cash consideration paid was $229 million, net of cash received, and the Company may be required to pay additional contingent consideration. The estimated fair value of the contingent consideration obligation at the acquisition date was $132 million and was determined using a Monte Carlo simulation based on forecasted future results. As a result of acquiring the remaining equity interest, we consolidated the operations prospectively from the date of acquisition and recorded a pre-tax gain of $9 million ($7 million after-tax) related to stepping up our previously-held $8 million (7%) investment to fair value. We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed of $123 million to indefinite-lived intangible assets, $51 million to definite-lived intangible assets, $202 million to goodwill, $1 million to property, plant and equipment, $2 million to inventory, $4 million to accounts receivable, $5 million to current liabilities and $132 million to long-term other liabilities. We incurred acquisition-related costs of $4 million during the three months ended March 31, 2021.

Note 3. Inventories

Inventories consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(in millions)
Raw materials	$891	$770
Finished product	2,093	2,054
	2,984	2,824
Inventory reserves	(146)	(116)
Inventories, net	$2,838	$2,708
Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(in millions)
Land and land improvements	$405	$379
Buildings and building improvements	3,322	3,139
Machinery and equipment	12,043	11,842
Construction in progress	669	732
	16,439	16,092
Accumulated depreciation	(7,424)	(7,434)
Property, plant and equipment, net	$9,015	$8,658

For the three months ended March 31, 2022, capital expenditures of $167 million excluded $244 million of accrued capital expenditures remaining unpaid at March 31, 2022 and included payment for a portion of the $249 million of capital expenditures that were accrued and unpaid at December 31, 2021. For the three months ended March 31, 2021, capital expenditures of $216 million excluded $230 million of accrued capital expenditures remaining unpaid at March 31, 2021 and included payment for a portion of the $275 million of capital expenditures that were accrued and unpaid at December 31, 2020.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, Restructuring Program).

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Latin America	$—	$—
AMEA	—	(16)
Europe	1	2
North America	1	54
Total	$2	$40

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of March 31, 2022	As of December 31, 2021
	(in millions)
Latin America	$738	$674
AMEA	3,371	3,365
Europe	8,355	7,830
North America	10,154	10,109
Goodwill	$22,618	$21,978

Intangible assets consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(in millions)
Indefinite-life intangible assets	$17,827	$17,299
Definite-life intangible assets	3,025	2,991
	20,852	20,290
Accumulated amortization	(2,023)	(1,999)
Intangible assets, net	$18,829	$18,291

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

Amortization expense for intangible assets was $32 million for the three months ended March 31, 2022 and $38 million for the three months ended March 31, 2021. For the next five years, we currently estimate annual amortization expense of approximately $130 million in 2022-2024, approximately $105 million in 2025 and approximately $65 million in 2026 (reflecting March 31, 2022 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2022	$21,978	$20,290
Currency	(134)	(94)
Acquisitions	774	734
Asset impairments	—	(78)
Balance at March 31, 2022	$22,618	$20,852

Changes to goodwill and intangibles were:
•Acquisitions - In connection with our acquisition of Chipita during the first three months of 2022, we recorded a preliminary purchase price allocation of $774 million to goodwill and $734 million to intangible assets. See Note 2, Acquisitions and Divestitures, for additional information.
•Asset impairment - As further described below, during the first quarter of 2022, we recorded a $78 million intangible asset impairment in AMEA due to lower than expected growth and profitability of a local biscuit brand sold in select markets in AMEA and Europe.

During the first quarter of 2022, we evaluated our goodwill and intangible asset impairment risk through an assessment of potential triggering events. In light of the war in Ukraine and the overall global economic environment, we considered qualitative and quantitative information in our assessment of goodwill and indefinite-life intangible assets. Based on the financial performance of our goodwill reporting units, we concluded there were no impairment indicators for goodwill. Based on further quantitative analysis of our indefinite-life intangible assets, we concluded that a biscuit brand was impaired. During the first quarter of 2022, we recorded a $78 million impairment charge for the brand within asset impairment and exit costs and based on the excess carrying value over its estimated fair value. During our indefinite-life impairment testing, we use several accepted valuation methods, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value.

During the first quarter of 2021, there were no impairments of goodwill or intangible assets. During our 2021 annual indefinite-life intangible asset testing in the third quarter of 2021, we identified eight brands, including the one brand impaired during the first quarter of 2022, that each had a fair value in excess of book value of 10% or less. The aggregate book value of the eight brands was $1,045 million as of March 31, 2022. We continue to monitor our brand performance, particularly in light of the significant global economic uncertainties and related impacts to our business. If a brand's earnings expectations, including the timing of the expected recovery from the war and the pandemic, are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

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

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Keurig Dr Pepper Inc. (Nasdaq: "KDP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of March 31, 2022, we owned 22.7%, 5.3%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $5,255 million as of March 31, 2022 and $5,289 million as of December 31, 2021. We recorded equity earnings of $117 million and cash dividends of $107 million in the first quarter of 2022 and equity earnings of $78 million and cash dividends of $74 million in the first quarter of 2021.

Based on the quoted closing prices as of March 31, 2022, the combined fair value of our publicly-traded investments in JDEP and KDP was $6.1 billion, and for each investment, its fair value exceeded its carrying value.

On September 20, 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity in September 2024 at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDE Peet’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDE Peet's shares, this would represent approximately 8.5 million shares or approximately 7% of our equity interest in JDE Peet's. Refer to Note 9, Debt and Borrowing Arrangements, for further details on this transaction.

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

Restructuring Costs:
The Simplify to Grow Program liability activity for the three months ended March 31, 2022 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2022	$211	$—	$211
Charges	9	2	11
Cash spent	(17)	—	(17)
Non-cash settlements/adjustments	—	(2)	(2)
Currency	(1)	—	(1)
Liability balance, March 31, 2022	$202	$—	$202

•We recorded restructuring charges of $11 million in the first quarter of 2022 and $88 million in the first quarter of 2021 within asset impairment and exit costs and benefit plan non-service income.
•We spent $17 million in the first quarter of 2022 and $34 million in the first quarter of 2021 in cash severance and related costs.
•We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments), and other adjustments, including any gains on sale of restructuring program assets, which totaled $2 million in the first quarter of 2022 and $40 million in the first quarter of 2021.
•At March 31, 2022, $172 million of our net restructuring liability was recorded within other current liabilities and $30 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $20 million in the first quarter of 2022 and $34 million in the first quarter of 2021. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three months ended March 31, 2022 and March 31, 2021, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended March 31, 2022
Restructuring Costs	$(1)	$2	$2	$8	$—	$11
Implementation Costs	1	1	5	7	6	20
Total	$—	$3	$7	$15	$6	$31
For the Three Months Ended March 31, 2021
Restructuring Costs	$3	$(21)	$6	$101	$(1)	$88
Implementation Costs	3	2	10	10	9	34
Total	$6	$(19)	$16	$111	$8	$122
Total Project (Inception to Date)
Restructuring Costs	$553	$543	$1,149	$653	$149	$3,047
Implementation Costs	297	240	549	560	362	2,008
Total	$850	$783	$1,698	$1,213	$511	$5,055

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2022		As of December 31, 2021
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$463	0.9%	$192	0.2%
Bank loans	143	3.5%	24	8.6%
Total short-term borrowings	$606		$216

Our uncommitted credit lines and committed credit lines available as of March 31, 2022 and December 31, 2021 include:

	As of March 31, 2022		As of December 31, 2021
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,435	$143	$1,367	$24
Credit facility expiry(1):
November 30, 2022(2)	2,000	—	—	—
February 23, 2022	—	—	2,500	—
February 22, 2023	2,500	—	—	—
February 27, 2024	—	—	4,500	—
February 23, 2027	4,500	—	—	—

(1)         We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At March 31, 2022, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $38.6 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(2)         On March 31, 2022, we entered into a supplemental term loan credit facility that can be utilized for general corporate purposes, including acquisitions. Under this agreement we may draw up to a total of $2.0 billion in term loans from the facility. The maturity dates of any loans drawn under this facility will be three years after the funding date of the applicable loan(s).

Long-Term Debt:

Tender Offers:
On March 18, 2022, we completed a tender offer in cash and redeemed long term U.S. dollar denominated notes for the following amounts (in millions):

Interest Rate	Redemption Date	Maturity Date	Amount Redeemed	USD Equivalent
3.625%	March 2022	February 2026	$130	$130
4.125%	March 2022	May 2028	$211	$211
2.750%	March 2022	April 2030	$500	$500
6.500%	March 2022	November 2031	$17	$17
7.000%	March 2022	August 2037	$10	$10
6.875%	March 2022	February 2038	$21	$21
6.875%	March 2022	January 2039	$8	$8
6.500%	March 2022	February 2040	$36	$36
4.625%	March 2022	May 2048	$54	$54

We recorded a $129 million loss on debt extinguishment and related expenses within interest and other expense, net, consisting of $38 million paid in excess of carrying value of the debt and from recognizing unamortized discounts and deferred financing costs in earnings and $91 million from recognizing unamortized forward starting swap losses in earnings at the time of the debt extinguishment. The cash payments related to the debt extinguishment were classified as cash outflows from financing activities in the consolidated statement of cash flows.

Redemptions:
On March 18, 2022, we completed a redemption of long term U.S. dollar denominated notes for the following amounts (in millions):

Interest Rate	Redemption Date	Maturity Date	Amount Redeemed	USD Equivalent
0.625%	March 2022	July 2022	$1,000	$1,000

Debt Repayments
On January 3, 2022, we closed on our acquisition of Chipita and assumed and entirely paid down €0.4 billion ($0.4 billion) of Chipita's debt during the three months ended March 31, 2022.

Issuances:
During the three months ended March 31, 2022, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
March 2022	2.125%	March 2024	$500	$500
March 2022	2.625%	March 2027	$750	$750
March 2022	3.000%	March 2032	$750	$750

(1)         Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.

Fair Value of Our Debt:
The fair value of our short-term borrowings at March 31, 2022 and December 31, 2021 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of March 31, 2022	As of December 31, 2021
	(in millions)
Fair Value	$19,009	$20,249
Carrying Value	$19,704	$19,512

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Interest expense, debt	$91	$98
Loss on debt extinguishment and related expenses	129	137
Other (income)/expense, net	(52)	(17)
Interest and other expense, net	$168	$218

Other income includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts that totaled $22 million in the three months ended March 31, 2022 and $20 million in the three months ended March 31, 2021.

Early settlement of forecasted currency exchange contracts comprise $20 million in other (income)/expense, net due to changes in related forecasted future cash flows in the three months ended March 31, 2022. Refer to Note 9, Financial Instruments.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2022		As of December 31, 2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Currency exchange contracts	$1	$3	$—	$—
Interest rate contracts	27	3	27	17
Net investment hedge derivative contracts (1)	137	51	117	45
	$165	$57	$144	$62
Derivatives not designated as accounting hedges:
Currency exchange contracts	$135	$124	$156	$40
Commodity contracts	589	220	387	137
Equity method investment contracts(2)	—	3	—	3
	$724	$347	$543	$180
Total fair value	$889	$404	$687	$242

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of March 31, 2022
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$9	$—	$9	$—
Commodity contracts	369	213	156	—
Interest rate contracts	24	—	24	—
Net investment hedge contracts	86	—	86	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$485	$213	$272	$—

	As of December 31, 2021
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$116	$—	$116	$—
Commodity contracts	251	161	90	—
Interest rate contracts	10	—	10	—
Net investment hedge contracts	71	—	71	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$445	$161	$284	$—

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

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of March 31, 2022	As of December 31, 2021
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,073	$1,891
Forecasted transactions	4,822	4,831
Commodity contracts	10,281	9,694
Interest rate contracts	1,850	1,850
Net investment hedges:
Net investment hedge derivative contracts	7,306	3,915
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,525	3,622
British pound sterling notes	346	356
Swiss franc notes	802	811
Canadian dollar notes	480	475

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Accumulated (loss)/gain at beginning of period	$(148)	$(161)
Transfer of realized losses/(gains) in fair value to earnings	25	5
Unrealized (loss)/gain in fair value	27	(3)
Accumulated (loss)/gain at end of period	$(96)	$(159)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) to net earnings were:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Currency exchange contracts – forecasted transactions	$(2)	$—
Interest rate contracts	(23)	(5)
Total	$(25)	$(5)

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Currency exchange contracts – forecasted transactions	$2	$(1)
Interest rate contracts	25	(2)
Total	$27	$(3)

Cash flow hedge ineffectiveness was not material for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $9 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of March 31, 2022, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years, 5 months.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of March 31, 2022 was $7.3 billion.

The impacts of the net investment hedge derivative contracts on other comprehensive earnings and net earnings were as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$41	$59

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$22	$20

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

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Euro notes	$74	$124
British pound sterling notes	8	(2)
Swiss franc notes	6	56
Canadian notes	(4)	(5)

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,		Location of Gain/(Loss) Recognized in Earnings
	2022	2021
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$(11)	$70	Interest and other expense, net
Forecasted transactions	(7)	50	Cost of sales
Forecasted transactions	21	(16)	Interest and other expense, net
Forecasted transactions	2	2	Selling, general and administrative expenses
Commodity contracts	237	94	Cost of sales
Equity method investment contracts	—	—	Gain on equity method investment transactions
Total	$242	$200

Early settlement of forecasted currency exchange contracts comprise $74 million in cost of sales, $5 million in selling, general and administrative expenses and $20 million in interest and other expense, net in the three months ended March 31, 2022.

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Service cost	$1	$2	$39	$35
Interest cost	11	10	41	29
Expected return on plan assets	(18)	(18)	(93)	(106)
Amortization:
Net loss from experience differences	3	4	19	33
Prior service cost/(benefit)	—	—	(1)	(2)
Settlement losses and other expenses	3	3	—	—
Net periodic pension cost/(benefit)	$—	$1	$5	$(11)

Employer Contributions:
During the three months ended March 31, 2022, we contributed less than $1 million to our U.S. pension plans and $64 million to our non-U.S. pension plans, including $25 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of March 31, 2022, over the remainder of 2022, we plan to make further contributions of approximately $3 million to our U.S. plans and approximately $121 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
On July 11, 2019, we received an undiscounted withdrawal liability assessment related to our complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $3 million in the three months ended March 31, 2022 and $3 million in the three months ended March 31, 2021 within interest and other expense, net. As of March 31, 2022, the remaining discounted withdrawal liability was $356 million, with $15 million recorded in other current liabilities and $341 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care cost/(benefit) consisted of the following:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Service cost	$1	$1
Interest cost	2	2
Amortization:
Net loss from experience differences	—	1
Prior service credit	—	—
Net periodic postretirement health care cost/(benefit)	$3	$4

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Service cost	$1	$1
Interest cost	1	1
Amortization of net gains	(1)	(1)
Net periodic postemployment cost	$1	$1

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2022	23,503,759	$42.65	5 years	$556	million
Annual grant to eligible employees	2,180,540	64.65
Additional options issued	1,710	65.97
Total options granted	2,182,250	64.65
Options exercised (1)	(2,329,139)	34.61		$74	million
Options canceled	(208,761)	53.50
Balance at March 31, 2022	23,148,109	45.43	6 years	$406	million

(1)Cash received from options exercised was $70 million in the three months ended March 31, 2022. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $10 million in the three months ended March 31, 2022.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2022	4,668,046		$57.04
Annual grant to eligible employees:		Feb 24, 2022
Performance share units	806,590		61.87
Deferred stock units	505,090		64.65
Additional shares granted (1)	653,365	Various	60.17
Total shares granted	1,965,045		62.02	$122	million
Vested (2)	(1,670,302)		55.34	$92	million
Forfeited	(187,367)		61.42
Balance at March 31, 2022	4,775,422		59.51

(1)Includes performance share units and deferred stock units.
(2)The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $5 million in the three months ended March 31, 2022.
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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. On December 2, 2020, our Board of Directors approved an increase of $4.0 billion in the share repurchase program, raising the authorization to $23.7 billion of Common Stock repurchases, and extended the program through December 31, 2023. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2022, we had repurchased approximately $20.0 billion of Common Stock pursuant to this authorization. During the three months ended March 31, 2022, we repurchased approximately 11 million shares of Common Stock at an average cost of $65.96 per share, or an aggregate cost of approximately $0.8 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2022, we have approximately $2.9 billion in remaining share repurchase capacity.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2022, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $42 million in the first quarter of 2022 and $34 million in the first quarter of 2021.

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,097)	$(8,655)
Currency translation adjustments	6	(134)
Tax (expense)/benefit	44	(2)
Other comprehensive earnings/(losses)	50	(136)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	4	9
Balance at end of period	(9,043)	(8,782)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,379)	$(1,874)
Net actuarial gain/(loss) arising during period	44	(1)
Tax (expense)/benefit on net actuarial gain/(loss)	—	—
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	20	35
Settlement losses and other expenses (2)	3	3
Tax expense/(benefit) on reclassifications (3)	(6)	(9)
Currency impact	32	41
Other comprehensive earnings/(losses)	93	69
Balance at end of period	(1,286)	(1,805)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(148)	$(161)
Net derivative gains/(losses)	26	(7)
Tax (expense)/benefit on net derivative gain/(loss)	(1)	1
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)(4)	48	6
Tax expense/(benefit) on reclassifications (3)	(23)	(1)
Currency impact	2	3
Other comprehensive earnings/(losses)	52	2
Balance at end of period	(96)	(159)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,624)	$(10,690)
Total other comprehensive earnings/(losses)	195	(65)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	4	9
Other comprehensive earnings/(losses) attributable to Mondelēz International	199	(56)
Balance at end of period	$(10,425)	$(10,746)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(2)These amounts include equity method investment transactions recorded within gain on equity method investment transactions.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.
(4)These reclassified gains or losses are recorded within interest and other expense, net.

Note 14. Income Taxes

As of the first quarter of 2022, our estimated annual effective tax rate, which excludes discrete tax impacts, was 24.8%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The estimated annual effective tax rate also considers the impact of the establishment of a valuation allowance related to a deferred tax asset arising from the anticipated 2022 Ukraine loss. Our effective tax rate for the three months ended March 31, 2022 of 21.9% was favorably impacted by discrete net tax benefits of $62 million primarily driven by the Chipita acquisition, which resulted in the release of a portion of the valuation allowance recorded against the deferred tax asset for the step-up of intangible assets in Switzerland.

As of the first quarter of 2021, our estimated annual effective tax rate, which excluded discrete tax impacts, was 25.2%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended March 31, 2021 of 19.1% was favorably impacted by discrete net tax benefits of $65 million, primarily driven by a $32 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $27 million benefit from a U.S. amended tax return filed to reflect new guidance from the U.S. Treasury Department.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in millions, except per share data)
Net earnings	$861	$968
Noncontrolling interest earnings	(6)	(7)
Net earnings attributable to Mondelēz International	$855	$961
Weighted-average shares for basic EPS	1,389	1,412
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	9	10
Weighted-average shares for diluted EPS	1,398	1,422
Basic earnings per share attributable to Mondelēz International	$0.62	$0.68
Diluted earnings per share attributable to Mondelēz International	$0.61	$0.68

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 2.1 million in the first three months of 2022 and 3.6 million in the first three months of 2021.

Note 16. Segment Reporting

We manufacture and market primarily snack food products, including biscuits, chocolate, gum & candy and various cheese & grocery products, as well as powdered beverage products.

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Net revenues:
Latin America	$826	$669
AMEA	1,867	1,745
Europe	2,935	2,847
North America	2,136	1,977
Net revenues	$7,764	$7,238
Earnings before income taxes:
Operating income:
Latin America	$103	$76
AMEA	272	362
Europe	377	557
North America	418	270
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	27	118
General corporate expenses	(50)	(64)
Amortization of intangible assets	(32)	(38)
Gain on acquisition	—	9
Acquisition-related costs	(21)	(7)
Operating income	1,094	1,283
Benefit plan non-service income	33	44
Interest and other expense, net	(168)	(218)
Earnings before income taxes	$959	$1,109

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, Note 2, Acquisitions and Divestitures, Note 3, Inventories, Note 4, Property, Plant and Equipment, Note 5, Goodwill and Intangible Assets, and Note 7, Restructuring Program. Also see Note 8, Debt and Borrowing Arrangements, and Note 9, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended March 31, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$224	$657	$951	$1,799	$3,631
Chocolate	248	706	1,512	77	2,543
Gum & Candy	172	203	152	260	787
Beverages	102	197	32	—	331
Cheese & Grocery	80	104	288	—	472
Total net revenues	$826	$1,867	$2,935	$2,136	$7,764

	Three Months Ended March 31, 2021 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$177	$583	$810	$1,736	$3,306
Chocolate	192	670	1,544	63	2,469
Gum & Candy	131	194	148	178	651
Beverages	94	180	33	—	307
Cheese & Grocery	75	118	312	—	505
Total net revenues	$669	$1,745	$2,847	$1,977	$7,238

(1)     Our snack product categories include biscuits, chocolate and gum & candy. During 2022, we realigned some of our products between our biscuits and chocolate categories; as such, we reclassified the product category net revenues on a basis consistent with the 2022 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We make and sell primarily snacks, including biscuits, chocolate, gum & candy as well as various cheese & grocery and powdered beverage products around the world.

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

Recent Developments and Significant Items Affecting Comparability

War in Ukraine

In February 2022, Russia began a military invasion of Ukraine. For the safety of our employees, we stopped production and closed our facilities in Ukraine. We are providing all of our employees with compensation and with help in securing shelter in neighboring countries. We have also made cash and in-kind donations to several humanitarian aid organizations in the region.

In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. In connection with the damage to these plants and impairment of other assets, primarily inventory, other plant, property and equipment, as well as increased allowances on our receivables, we recorded $143 million of total charges directly incurred as a result of the war in Ukraine, including an accrual for continued compensation for our employees in Ukraine (see Note 1, Basis of Presentation, to the condensed consolidated financial statements, and refer to Items Affecting Comparability of Financial Results for additional information.) We are increasing operations and providing resources in other primarily European manufacturing and distribution facilities to seek to continue supplying our Ukraine business's customers and consumers across Europe.

As a food company, we continue to work to support the continuity of food supply and provide packaged foods to consumers. We have discontinued new capital investments and suspended our advertising spending in Russia, but as a food company with more than 2,500 employees in Russia, we have not ceased operations given we believe we play a role in the continuity of the food supply. We are required to comply with applicable international sanctions and other measures that have been imposed on Russian entities and additional sanctions and measures are under consideration. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis, and we continue to consolidate both our Ukrainian and Russian subsidiaries. Prior to the onset of the war, Ukraine generated 0.5% and Russia generated 2.9% of 2021 consolidated net revenues.

We provide more information on risks related to the war in Ukraine in our Financial Outlook section and under Item 1A, Risk Factors.

COVID-19

In the third year of the COVID-19 global pandemic, our main priority remains the safety of our employees as well as continuing to help maintain the global food supply. During the pandemic, particularly in 2020 and also in 2021, we experienced an overall increase in demand and revenue growth as consumers increased their food purchases for in-home consumption in many markets, while parts of our business were negatively affected by related lockdowns and restrictions. In late 2021, global supply chain, transportation and labor issues escalated and we experienced significantly higher operating costs, including higher overall raw material, transportation, labor and energy costs that have continued to rise in 2022 as the pandemic continues to affect global markets and operations.

During the first quarter of 2022, our net revenues continued to grow with net revenue growth of 7.3% and Organic Net Revenue growth of 8.6%, compared to the first quarter of 2021. In the first quarter of 2022, we continued to see increased demand primarily for our snack category products and revenue growth in both our emerging and developed markets relative to the first quarter of 2021. We continued to also experience significantly higher operating costs. See additional details on our results in our Discussion and Analysis of Historical Results.

During the pandemic, we continued to closely monitor our cash position and cash flows and worked to increase our access to financing. As of March 31, 2022, our liquidity remains strong. During the first quarter of 2022, we funded our acquisition of Chipita (see additional information below) and issued $2 billion of long-term debt, refinancing approximately $2 billion of tendered and redeemed debt (refer to Note 8, Debt and Borrowing Arrangements for details) ahead of a 2022 rising interest rate environment. We generated $1.1 billion of cash from operations, ending the quarter with cash and cash equivalents of $1.9 billion as of March 31, 2022. We also have $9 billion of unused credit facilities available as well as ongoing access to additional financing. Our JDE Peet's and KDP equity method investments also give us additional financial flexibility.

We will continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and business risks as well as prioritize and support our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets. We intend to continue to execute on our strategic operating plans as the situation evolves. We seek to further our strategic priorities and position the Company to withstand the current uncertainties and emerge stronger.

Chipita Acquisition

On January 3, 2022, we closed on our acquisition of Chipita S.A., which is a strategic complement to our existing snacks portfolio and advances our strategy to become the global leader in broader snacking. We paid cash consideration of €1.3 billion ($1.4 billion), net of cash received, and we assumed and paid down €0.4 billion ($0.4 billion) of Chipita's debt in January for a total purchase price of approximately €1.7 billion ($1.9 billion). Refer to our Discussion and Analysis of Historical Results for more information on the impact of the acquisition on our first quarter 2022 results and refer to Note 2, Acquisitions and Divestitures, for additional details on the acquisition.

Summary of Results

•Net revenues increased 7.3% to $7.8 billion in the first three months of 2022 as compared to the same period in the prior year. In the first quarter of 2022, our net revenue growth continued to reflect increased demand for most of our snack category products in both our emerging and developed markets relative to 2021. Overall, our net revenue growth was driven by higher net pricing, favorable volume/mix and incremental net revenues from acquisitions, partially offset by unfavorable currency translation.

•Organic Net Revenue, a non-GAAP financial measure, increased 8.6% to $7.9 billion in the first three months of 2022 as compared to same period in the prior year. During the first three months of 2022, Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Refer to our Discussion and Analysis of Historical Results below for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•Diluted EPS attributable to Mondelēz International decreased (10.3)% to $0.61 in the first three months of 2022 as compared to the same period in the prior year. The decrease was primarily driven by incremental costs incurred due to the war in Ukraine, unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives and intangible asset impairment charges incurred in 2022, partially offset by an increase in Adjusted EPS and lower Simplify to Grow program costs.

•Adjusted EPS, a non-GAAP financial measure, increased 6.3% to $0.84 in the first three months of 2022 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS increased 13.9% to $0.90 in the first three months of 2022 as compared to the same periods in the prior year. The increase in Adjusted EPS was driven by operating gains, lower interest expense and fewer shares outstanding, partially offset by unfavorable currency translation, higher taxes primarily due to lower net benefits from non-recurring discrete tax items and lower benefit plan non-service income. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2021 and discussed in the footnotes to our financial statements.

•Market conditions. Snack categories continued to grow in the first quarter of 2022. This is consistent with the latest findings in the third annual State of Snacking report, commissioned by Mondelēz International and issued in January 2022. The research report was conducted in conjunction with consumer poll specialist The Harris Poll and summarizes the findings from interviews with thousands of consumers across 12 countries. The report underscores the growth of snacking worldwide and how behavior, sentiment and routines surrounding food are being reshaped by factors such as the COVID-19 pandemic. Snacking, which was already increasing among consumers, continues to grow as we noted in our latest Annual Report on Form 10-K. Our outlook for future snacks revenue growth remains strong, but we anticipate some volatility in revenues while current events and conditions continue. As the COVID-19 pandemic, war in Ukraine and related impacts continue, we could see shifts in consumer demand and in our sales and product mix that could have a negative impact on our results. We continue to monitor volatility across markets, including global consumer, energy and other commodity, transportation, labor, currency and capital markets. We expect greater inflation, including input cost volatility and a higher aggregate cost environment in 2022, as the war in Ukraine, the pandemic, supply chain disruptions (affecting the availability of raw materials, packaging, transportation and other costs), rising energy costs, labor shortages, adverse weather events and conditions and other factors are expected to continue. Refer also to Commodity Trends and Item 3, Quantitative and Qualitative Disclosures about Market Risk.
•War in Ukraine. We expect to experience increased volatility and higher costs in international supply chains and global markets (including energy and other commodities, currencies and capital markets) in connection with the war in Ukraine with related negative impacts to our operating results that we cannot fully predict. We also expect increased inflationary pressures that will adversely impact our operating costs, particularly as the war continues. Demand for our products may also be negatively impacted, particularly in those markets closest to Ukraine or other markets that are more vulnerable to consumer price increases. We have also been expanding operations in other European facilities to continue supplying the majority of our Ukraine business's customers and consumers across Europe. We continue to take action and evaluate additional ways to mitigate risks, including executing business continuity plans to cover products produced in Ukraine and taking actions to adjust product offerings, package sizes and pricing to help address rising costs. While we are working to mitigate negative effects on our business, we may not be able to fully predict or respond to all impacts on a timely basis to prevent adverse impacts to our results. We also continue to monitor the situation in Russia and any risks to our employees, operations or assets. Any ongoing or new developments in the war could have a material negative effect on our business and results in the future.
•COVID-19. As described above, we continue to monitor and respond to the COVID-19 pandemic. While its impact is not fully known, it has had a material negative effect on the global and local economies and could have a material negative effect on our business and results in the future, particularly if there are significant adverse changes to consumer demand, product mix or operating costs; significant disruptions to the supply, production or distribution of our products; or deterioration of the credit or financial stability of our customers and other business partners. While we have seen some improvements in many markets where we sell and operate, COVID-19 variants and spikes in infections continue across a number of markets. Disruptions or our failure to effectively respond to them could further increase product or distribution costs and prices and negatively affect operations and results. Although we hedge to mitigate exposures to commodity and other input cost increases, we cannot fully hedge against all cost increases and changes in costs, and our hedging strategies may not protect us from increases in specific raw materials or other costs. We also may not be able to adjust pricing timely or fully, and this may negatively affect our revenue, margins or earnings. If a significant economic or credit deterioration occurs, it could impair credit availability and our ability to raise capital when needed. A significant disruption in the financial markets may also have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. As we continue to manage operations during the pandemic, we will continue to prioritize the safety of our employees and consumers and we may continue to incur increased labor, customer service, commodity, transportation and other costs. We are working to mitigate negative impacts to our business from the COVID-19 pandemic, but we may not be able to fully predict or respond to all impacts on a timely basis to prevent adverse impacts to our results. Any of these and other developments could materially harm our business, results of operations and financial condition.

•Ricolino acquisition. On April 24, 2022, we entered into an agreement with Grupo Bimbo to acquire Ricolino, its confectionery business located primarily in Mexico for a purchase price of approximately $1.3 billion, subject to closing purchase price adjustments. The transaction, which will be funded through a combination of an issuance of debt and cash on hand, is subject to relevant antitrust approvals and closing conditions and is expected to close in late Q3 or early Q4 2022.
•Taxes. We continue to monitor existing and potential future tax reform around the world. In March 2022, President Biden sent a proposed 2023 budget to Congress and in November 2021, the U.S. House of Representatives passed a bill that has not yet been acted on by the Senate; both proposals contain significant changes to currently enacted U.S. tax rules. In addition, the Organization of Economic Cooperation and Development (OECD) continues to work toward agreement regarding model rules for a global minimum tax. These proposed U.S. and global legislative changes could have a material effect on us if enacted.
•Türkiye, Argentina and currency volatility. During the first quarter of 2022, currency exchange rate volatility increased. We discuss currency impacts on our results in our Discussion and Analysis of Historical Results. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, during the first quarter of 2022, we concluded that Türkiye became a highly inflationary economy for accounting purposes. As of April 1, 2022, we expect to apply highly inflationary accounting for our subsidiaries operating in Türkiye and change their functional currency from the Turkish lira to the U.S. dollar. Our operations in Türkiye contributed $43 million, or 0.6% of our condensed consolidated net revenues in the three months ended March 31, 2022. Based on a review of our Turkish lira-denominated monetary assets and liabilities, our operations in Türkiye had an immaterial net monetary liability position as of March 31, 2022. We also continue to apply highly inflationary accounting for our Argentinean subsidiaries. During the three months ended March 31, 2022, we recorded a remeasurement loss of $5 million within selling, general and administrative expenses related to the revaluation of our Argentinean peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Turkish lira and Argentinean pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of the Türkiye and Argentina highly inflationary accounting on future net earnings.
•Gum Portfolio Review. During 2021, we began to conduct a strategic review of our developed market gum business. We continue to conduct the review and expect to have more information to share in mid-2022.
•U.K. advertising and promotion ban. In the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds is expected to go into effect in 2023, and new measures restricting certain promotions and in-store placement of some of those products are expected to go into effect in October 2022. Although we are unable to estimate precisely the impact of the restrictions, they could significantly negatively affect our U.K. results of operations in 2022 and thereafter. In the three months ended March 31, 2022, we generated 9.3% of our consolidated net revenues in the U.K.
•Cybersecurity Risks. Global cybersecurity risks continue to increase and we continue to be on heightened alert and dedicate focused resources to network security, backup and disaster recovery and to provide ongoing workforce training and employ security measures to protect our systems and data. We also continue to monitor threats in our environment, including but not limited to the manufacturing environment and operational technologies, as well as adjusting information security controls based on updated threats. While we have taken security measures to protect our systems and data, security measures cannot provide absolute certainty or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis.

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

		For the Three Months Ended March 31,
	See Note	2022	2021
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(11)	$(88)
Implementation charges		(20)	(34)
Intangible asset impairment charges	Note 5	(78)	—
Mark-to-market gains/(losses) from derivatives (1)	Note 9	28	117
Acquisitions and divestiture-related costs:	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		(35)	(1)
Acquisition-related costs		(21)	(7)
Gain on acquisition		—	9
Divestiture-related costs		(1)	—
Incremental costs due to war in Ukraine (2)	Note 1	(143)	—
Remeasurement of net monetary position	Note 1	(5)	(5)
Impact from pension participation changes (1)	Note 10	(3)	(4)
Loss on debt extinguishment and related expenses	Note 8	(129)	(137)
Initial impacts from enacted tax law changes	Note 14	—	(4)
Loss on equity method investment transactions (3)		(5)	(7)
Equity method investee items (4)		1	(57)
Effective tax rate	Note 14	21.9%	19.1%

(1)Includes impacts recorded in operating income and interest expense and other, net. Mark-to-market gains/(losses) above also include our equity method investment-related derivative contract mark-to-market gains/(losses) (refer to Note 9, Financial Instruments) that are recorded in the gain on equity method investment transactions on our condensed consolidated statement of earnings.
(2)Incremental costs due to the war in Ukraine include direct charges such as asset impairments due to damaged facilities and inventory, higher expected allowances for uncollectible accounts receivable and committed compensation. Please see the Non-GAAP Financial Measures section at the end of this item and Note 1, Basis of Presentation – War in Ukraine, for additional information.
(3)Loss on equity method investment transactions is recorded outside pre-tax operating results on the condensed consolidated statement of earnings. See footnote (1) as mark-to-market gains/(losses) on our equity method-investment-related derivative contracts are presented in the table above within mark-to-market gains/(losses) from derivatives.
(4)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, including acquisition and divestiture-related costs and restructuring program costs.

Consolidated Results of Operations

Three Months Ended March 31:

	For the Three Months Ended March 31,
	2022	2021	$ change	% change
	(in millions, except per share data)
Net revenues	$7,764	$7,238	$526	7.3%
Operating income	1,094	1,283	(189)	(14.7)%
Net earnings attributable to Mondelēz International	$855	$961	$(106)	(11.0)%
Diluted earnings per share attributable to Mondelēz International	$0.61	$0.68	$(0.07)	(10.3)%

Net Revenues – Net revenues increased $526 million (7.3%) to $7,764 million in the first quarter of 2022, and Organic Net Revenue (1) increased $619 million (8.6%) to $7,857 million. Developed markets net revenues increased 2.7% and developed markets Organic Net Revenue increased 4.2% (1). Emerging markets net revenues increased 15.6% and emerging markets Organic Net Revenue increased 16.5% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2022
Change in net revenues (by percentage point)
Total change in net revenues	7.3%
Remove the following items affecting comparability:
Unfavorable currency	4.1	pp
Impact of acquisitions	(2.8)	pp
Total change in Organic Net Revenue (1)	8.6%
Higher net pricing	4.8	pp
Favorable volume/mix	3.8	pp
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 7.3% was driven by our underlying Organic Net Revenue growth of 8.6% and the impact of acquisitions, partially offset by unfavorable currency translation. Overall, we continued to see increased demand for our snack category products, though some markets are still challenged due to the pandemic. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2021 as well as the effects of input cost-driven pricing actions taken during the first three months of 2022. Favorable volume/mix across all regions was driven primarily by strong volume gains primarily across our snack category products. The January 3, 2022 acquisition of Chipita added incremental net revenues of $169 million (constant currency basis), the April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $15 million (constant currency basis) and the March 25, 2021 acquisition of Grenade added incremental net revenues of $22 million (constant currency basis). Refer to Note 2, Acquisitions and Divestitures, for additional information. Unfavorable currency impacts decreased net revenues by $299 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Turkish lira, Russian ruble, Argentinean peso, British pound sterling and Australian dollar, partially offset by the strength of several currencies relative to the U.S. dollar, including the Brazilian real and Chinese yuan.

Operating Income – Operating income decreased $189 million (14.7%) to $1,094 million in the first quarter of 2022. Adjusted Operating Income (1) increased $86 million (6.7%) to $1,378 million and Adjusted Operating Income on a constant currency basis (1) increased $175 million (13.5%) to $1,467 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended March 31, 2021	$1,283
Simplify to Grow Program (2)	122
Mark-to-market gains from derivatives (3)	(118)
Acquisition integration costs and contingent consideration adjustments (4)	1
Acquisition-related costs (4)	7
Gain on acquisition (4)	(9)
Remeasurement of net monetary position (5)	5
Impact from pension participation changes (6)	1
Adjusted Operating Income (1) for the Three Months Ended March 31, 2021	$1,292
Higher net pricing	349
Higher input costs	(191)
Favorable volume/mix	79
Higher selling, general and administrative expenses	(77)
Lower amortization of intangible assets	7
Impact from acquisitions (4)	7
Other	1
Total change in Adjusted Operating Income (constant currency) (1)	175	13.5%
Unfavorable currency translation	(89)
Total change in Adjusted Operating Income (1)	86	6.7%
Adjusted Operating Income (1) for the Three Months Ended March 31, 2022	$1,378
Simplify to Grow Program (2)	(31)
Intangible asset impairment charges (7)	(78)
Mark-to-market gains from derivatives (3)	27
Acquisition integration costs and contingent consideration adjustments (4)	(32)
Acquisition-related costs (4)	(21)
Divestiture-related costs (4)	(1)
Incremental costs due to war in Ukraine (5)	(143)
Remeasurement of net monetary position (5)	(5)
Operating Income for the Three Months Ended March 31, 2022	$1,094	(14.7)%
(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 9, Financial Instruments, and the Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the January 3, 2022 acquisition of Chipita, the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade and the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings.
(5)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina.
(6)Refer to Note 10, Benefit Plans, for more information.
(7)Refer to Note 5, Goodwill and Intangible Assets, for more information.

During the first quarter of 2022, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2021 as well as the effects of input cost-driven pricing actions taken during the first three months of 2022, was reflected across all regions. Favorable volume/mix was driven by Europe, Latin America and AMEA, partially offset by unfavorable volume/mix in North America. Overall volume/mix benefited from strong volume growth due to continued increased demand for our snack category products. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were in part due to higher packaging, edible oils, dairy, energy, grains, sugar and other ingredient costs, partially offset by favorable year-over-year currency exchange transaction costs on imported materials and lower cocoa costs.

Total selling, general and administrative expenses increased $129 million from the first quarter of 2021, due to a number of factors noted in the table above, including in part, the impact of acquisitions, higher acquisition integration costs, incremental costs incurred due to the war in Ukraine and higher acquisition-related costs, which were partially offset by a favorable currency impact related to expenses and lower implementation costs incurred for the Simplify to Grow Program. Excluding these factors, selling, general and administrative expenses increased $77 million from the first quarter of 2021. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs reflecting increased investments in route-to-market capabilities.

Unfavorable currency changes decreased operating income by $89 million due primarily to the strength of the U.S. dollar relative to most currencies, including the Russian ruble, euro, Argentinean peso, British pound sterling, Turkish lira and Australian dollar, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Brazilian real and Chinese yuan.

Operating income margin decreased from 17.7% in the first quarter of 2021 to 14.1% in the first quarter of 2022. The decrease was driven primarily by incremental costs incurred due to the war in Ukraine, unfavorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, intangible asset impairment charges incurred in 2022, higher acquisition integration costs, lower Adjusted Operating Income margin, higher acquisition-related costs and lapping a prior-year gain on acquisition, partially offset by lower Simplify to Grow program costs. Adjusted Operating Income margin decreased from 17.9% for the first quarter of 2021 to 17.7% for the first quarter of 2022. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing and overhead cost leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $855 million decreased by $106 million (11.0%) in the first quarter of 2022. Diluted EPS attributable to Mondelēz International was $0.61 in the first quarter of 2022, down $0.07 (10.3%) from the first quarter of 2021. Adjusted EPS (1) was $0.84 in the first quarter of 2022, up $0.05 (6.3%) from the first quarter of 2021. Adjusted EPS on a constant currency basis (1) was $0.90 in the first quarter of 2022, up $0.11 (13.9%) from the first quarter of 2021.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2021	$0.68
Simplify to Grow Program (2)	0.07
Mark-to-market gains from derivatives (2)	(0.07)
Acquisition-related costs (2)	0.01
Net earnings from divestitures (3)	(0.01)
Loss on debt extinguishment and related expenses (4)	0.07
Equity method investee items (5)	0.04
Adjusted EPS (1) for the Three Months Ended March 31, 2021	$0.79
Increase in operations	0.09
Changes in benefit plan non-service income	(0.01)
Changes in interest and other expense, net (6)	0.03
Changes in income taxes (7)	(0.02)
Changes in shares outstanding (8)	0.02
Adjusted EPS (constant currency) (1) for the Three Months Ended March 31, 2022	$0.90
Unfavorable currency translation	(0.06)
Adjusted EPS (1) for the Three Months Ended March 31, 2022	$0.84
Simplify to Grow Program (2)	(0.02)
Intangible asset impairment charges (2)	(0.04)
Mark-to-market gains from derivatives (2)	0.02
Acquisition integration costs and contingent consideration adjustments (2)	0.01
Acquisition-related costs (2)	(0.02)
Incremental costs due to war in Ukraine (2)	(0.11)
Loss on debt extinguishment and related expenses (4)	(0.07)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2022	$0.61
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information.
(3)Includes the impact from 2021 partial sales of our equity method investment in KDP as if the sales occurred at the beginning of all periods presented.
(4)Refer to Note 8, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.
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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Net revenues:
Latin America	$826	$669
AMEA	1,867	1,745
Europe	2,935	2,847
North America	2,136	1,977
Net revenues	$7,764	$7,238
Earnings before income taxes:
Operating income:
Latin America	$103	$76
AMEA	272	362
Europe	377	557
North America	418	270
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	27	118
General corporate expenses	(50)	(64)
Amortization of intangible assets	(32)	(38)
Gain on acquisition	—	9
Acquisition-related costs	(21)	(7)
Operating income	1,094	1,283
Benefit plan non-service income	33	44
Interest and other expense, net	(168)	(218)
Earnings before income taxes	$959	$1,109

Latin America

	For the Three Months Ended March 31,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$826	$669	$157	23.5%
Segment operating income	103	76	27	35.5%

Three Months Ended March 31:

Net revenues increased $157 million (23.5%), due to higher net pricing (17.0 pp) and favorable volume/mix (8.7 pp), partially offset by unfavorable currency (2.2 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the region continued to see increased demand for our snack category products. Favorable volume/mix was driven by gains in chocolate, biscuits, gum and candy, partially offset by declines in refreshment beverages and cheese & grocery. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, primarily the Argentinean peso, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Brazilian real.

Segment operating income increased $27 million (35.5%), primarily due to higher net pricing, favorable volume/mix, lower manufacturing costs due to productivity and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency and higher other selling, general and administrative expenses.

AMEA

	For the Three Months Ended March 31,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$1,867	$1,745	$122	7.0%
Segment operating income	272	362	(90)	(24.9)%

Three Months Ended March 31:

Net revenues increased $122 million (7.0%), due to favorable volume/mix (6.4 pp), higher net pricing (2.5 pp) and the impact of an acquisition (0.9 pp), partially offset by unfavorable currency (2.8 pp). Favorable volume/mix reflected overall volume gains from increased demand for our snack category products, though some markets were still challenged due to the pandemic. Favorable volume/mix was driven by gains in chocolate, biscuits, refreshment beverages, gum and candy, partially offset by declines in cheese & grocery. Higher net pricing was reflected across all categories except gum. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $15 million (constant currency basis) in the first quarter of 2022. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Indian rupee and Philippine peso, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Chinese yuan.

Segment operating income decreased $90 million (24.9%), primarily due to intangible asset impairment charges incurred in the first quarter of 2022, higher raw material costs, higher costs incurred for the Simplify to Grow Program, higher advertising and consumer promotion costs, unfavorable currency and higher other selling, general and administrative expenses. These unfavorable items were partially offset by higher net pricing, favorable volume/mix and lower manufacturing costs driven by productivity.

Europe

	For the Three Months Ended March 31,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$2,935	$2,847	$88	3.1%
Segment operating income	377	557	(180)	(32.3)%

Three Months Ended March 31:

Net revenues increased $88 million (3.1%), due to the impact of acquisitions (6.4 pp), favorable volume/mix (3.4 pp) and higher net pricing (1.5 pp), partially offset by unfavorable currency (8.2 pp). The January 3, 2022 acquisition of Chipita added incremental net revenues of $162 million (constant currency basis) and the March 25, 2021 acquisition of Grenade added incremental net revenues of $22 million (constant currency basis) in the first quarter of 2022. Favorable volume/mix was driven by strong volume growth as we experienced increased demand for our snack category products and our world travel business grew as global travel continued to improve though still below pre-pandemic levels. Favorable volume/mix was driven by gains in chocolate, biscuits, candy and gum, partially offset by declines in cheese & grocery and refreshment beverages. Higher net pricing was reflected across all categories except refreshment beverages. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies across the region, including the euro, Turkish lira, Russian ruble, British pound sterling, Polish zloty and Swedish krona.

Segment operating income decreased $180 million (32.3%), primarily due to incremental costs incurred due to the war in Ukraine, unfavorable currency, acquisition integration costs incurred in the first quarter of 2022, higher advertising and consumer promotion costs and higher other selling, general and administrative expenses. These unfavorable items were partially offset by higher net pricing, favorable volume/mix, lower Simplify to Grow program costs, the impact of acquisitions and lower manufacturing costs due to productivity.

North America

	For the Three Months Ended March 31,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$2,136	$1,977	$159	8.0%
Segment operating income	418	270	148	54.8%

Three Months Ended March 31:

Net revenues increased $159 million (8.0%), due to higher net pricing (7.5 pp), the impact of an acquisition (0.3 pp) and favorable volume/mix (0.2 pp). Higher net pricing was reflected across all categories driven by pricing actions taken in the first three months of 2022. The January 3, 2022 acquisition of Chipita added incremental net revenues of $7 million in the first quarter of 2022. Favorable volume/mix was driven by gains in candy, chocolate and gum, mostly offset by a decline in biscuits which primarily reflected the impact of supply chain constraints on volume.

Segment operating income increased $148 million (54.8%), primarily due to higher net pricing and lower Simplify to Grow Program costs. These favorable items were partially offset by higher raw material costs, unfavorable volume/mix and higher manufacturing costs net of productivity.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit and term loan facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures, future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. We expect to continue to utilize our commercial paper program and available international credit lines as needed. We continually evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Our investments in JDE Peet's and KDP also provide us additional flexibility. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity, and we continue to monitor our operations in Europe and effects from the war in Ukraine. To date, we have been successful in generating cash and raising financing as needed. However, in connection with the COVID-19 pandemic, war in Ukraine or other circumstances, if a serious economic or credit market crisis ensues, it could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 8, Debt and Borrowing Arrangements), our U.S. tax reform transition tax liability which is payable through 2026 and deferred taxes (refer to Note 16, Income Taxes, in our Annual Report on Form 10-K), our long-term benefit plan obligations (refer to Note 10, Benefit Plans, and Note 11, Benefit Plans, in our Annual report on Form 10-K) and commodity-related purchase commitments and derivative contracts (refer to Note 9, Financial Instruments).

We generally fund short- and long-term cash requirements with cash from operating activities as well as cash proceeds from short- and long-term debt financing (refer to Debt below). We generally do not use equity to fund our ongoing obligations.

Cash Flow:
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short and long-term financial commitments. Our cash flow activity is noted below:

Three months ended March 31,	2022	2021
Net cash provided by operating activities	$1,131	$915
Net cash used in investing activities	$(1,441)	$(690)
Net cash used in financing activities	$(1,280)	$(1,781)

Net Cash Provided by Operating Activities:
The increase in net cash provided by operating activities was due primarily to lower year-over-year working capital requirements, higher cash earnings, lower tax payments and higher dividends received from our equity method investments, partially offset by higher acquisition integration-related costs.

Net Cash Used in Investing Activities:
The increase in net cash used in investing activities was largely driven by higher cash payments for acquisitions, including $1.4 billion cash consideration paid for the Chipita acquisition during January 2022 relative to $490 million paid to acquire a majority interest in Grenade and the remaining equity of Hu Master Holdings during the first quarter of 2021 (refer to Note 2, Acquisitions and Divestitures), partially offset by proceeds related to a sale of an acquired Chipita equity method investment and lower capital expenditures. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2022 capital expenditures to be approximately $1.2 billion, including capital expenditures in connection with our Simplify to Grow Program. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:
The decrease in cash used in financing activities was primarily due to lower share repurchases as well as lower net debt repayments as we largely refinanced debt during the first quarter of 2022 with lower interest rate debt (refer to Note 8, Debt and Borrowing Arrangements) and we lapped higher amounts of net long-term debt repayments in the prior-year first quarter. The decrease in cash used in financing activities was partially offset by higher dividends paid in the first three months of 2022 than in the same prior-year period.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers are from 30 to 180 days, which we deem to be commercially reasonable. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Under these programs, our suppliers, at their sole discretion, determine invoices that they want to sell to participating financial institutions. Our suppliers’ voluntary inclusion of invoices in SCF programs has no bearing on our payment terms or amounts due. Our responsibility is limited to making payments based upon the agreed-upon contractual terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF programs and we have no economic interest in the suppliers’ decision to participate in the SCF programs. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheet. We have been informed by the participating financial institutions that as of March 31, 2022, and March 31, 2021, $2.5 billion and $2.3 billion, respectively, of our accounts payable to suppliers that participate in the SCF programs are outstanding.

Guarantees:
As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2022, we had no material third-party guarantees recorded on our condensed consolidated balance sheet. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

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

Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first three months of 2022. In the next 12 months, we expect to repay approximately $0.7 billion of maturing long-term debt including $0.2 billion in July 2022 and $0.5 billion in September 2022. We fund ongoing debt maturities and other long-term obligations using cash on hand or we may refinance obligations with long-term debt or short-term financing (such as our commercial paper borrowings) depending on financing available, timing considerations, flexibility to raise funding and the cost of financing.

During December 2021, our Board of Directors approved a new $7.0 billion long-term financing authority to replace the prior $6.0 billion authority. As of March 31, 2022, $5 billion of the long-term financing authorization remained available, with $2 billion of this amount allocated for any borrowings that we may make under the term loan facility we entered into in March 2022. Refer to Note 8, Debt and Borrowing Arrangements.

Our total debt was $19.7 billion at March 31, 2022 and $19.5 billion at December 31, 2021. Our debt-to-capitalization ratio was 0.41 at March 31, 2022 and 0.41 at December 31, 2021. At March 31, 2022, the weighted-average term of our outstanding long-term debt was 9.4 years. Our average daily commercial paper borrowings outstanding were $1.2 billion in the first three months of 2022 and $0.2 billion in the first three months of 2021. We had commercial paper outstanding totaling $0.5 billion as of March 31, 2022 and $0.2 billion as of December 31, 2021. We expect to continue to use cash or commercial paper to finance various short-term financing needs. Through March 31, 2022, we continue to comply with our debt covenants.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 74.4% (or $5.8 billion) of the $7.8 billion of consolidated net revenue in the three months ended March 31, 2022. The operations held by MIHN represented approximately 81.6% (or $23.0 billion) of the $28.2 billion of net assets as of March 31, 2022 and 79.2% (or $22.4 billion) of the $28.3 billion of net assets as of December 31, 2021.

Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first three months of 2022, the primary drivers of the increase in our aggregate commodity costs were higher packaging, edible oils, dairy, energy, grains, sugar and other ingredient costs, partially offset by favorable year-over-year currency exchange transaction costs on imported materials and lower cocoa costs.

A number of external factors such as the COVID-19 global pandemic, effects of the war in Ukraine, climate and weather conditions, commodity, transportation and labor market conditions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, such as dairy, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Due to competitive or market conditions, planned trade or promotional incentives, fluctuations in currency exchange rates or other factors, our pricing actions may also lag commodity cost changes temporarily.

As a result of international supply chain, transportation and labor market disruptions and generally higher commodity, transportation and labor costs in the first quarter of 2022, we expect price volatility and a higher aggregate cost environment to continue in the remainder of 2022. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available.

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, to our condensed consolidated financial statements and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for more information on our stock plans, grant activity and share repurchase program for the three months ended March 31, 2022.

As of March 31, 2022, our Board of Directors has authorized share repurchases up to $23.7 billion through December 31, 2023. Under this program, we have repurchased approximately $20.8 billion of shares through March 31, 2022 ($0.8 billion in the first three months of 2022, $2.1 billion in 2021, $1.4 billion in 2020, $1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013), at a weighted-average cost of $42.50 per share.

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

Dividends:
We paid dividends of $491 million in the first three months of 2022 and $453 million in the first three months of 2021. The first quarter 2022 dividend of $0.35 per share, declared on February 3, 2022 for shareholders of record as of March 31, 2022, was paid on April 14, 2022. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2022 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2023.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. See also Note 1, Basis of Presentation, in this report.

New Accounting Guidance:
See Note 1, Basis of Presentation, for a discussion of new accounting standards.

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “seek,” “aim,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact on our business of the war in Ukraine and current and future sanctions imposed by governments or other authorities, including the impact on matters such as costs, markets, the global economic environment, availability of commodities, demand, supplying our Ukraine business's customers and consumers, impairments, continuation of and our ability to control our operating activities and businesses in Russia and Ukraine, and our operating results; the impact of the COVID-19 pandemic and related disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, our and our partners’ global supply chains, operations, technology and assets, and our financial performance; our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence and create a winning growth culture; our leadership position in snacking; volatility in global consumer, commodity, transportation, labor, currency and capital markets; price volatility, inflation and pricing actions; the cost environment, including higher labor, customer service, commodity, transportation, operating, and other costs, factors affecting costs and measures we are taking to address increased costs; supply, transportation and labor disruptions and constraints; consumer behavior, consumption and demand trends and our business in developed and emerging markets, our channels, our brands and our categories; our tax rate, tax positions, tax proceedings, tax liabilities, valuation allowances and the impact on us of potential U.S. and global tax reform; advertising and promotion bans and restrictions in the U.K.; the costs of, timing of expenditures under and completion of our restructuring program; consumer snacking behaviors; commodity prices, supply and availability; our investments and our ownership interests in those investments, including JDE Peet's and KDP; innovation; political, business and economic conditions and volatility; currency exchange rates, controls and restrictions, volatility in foreign currencies and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our subsidiaries in Argentina and Türkiye and the potential for and impacts from currency devaluation in other countries; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our ability to prevent and respond to cybersecurity breaches and disruptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper and international credit lines; our capital structure, credit availability and our ability to raise capital, and the impact of market disruptions on us, our counterparties and our business partners; the planned phase out of London Interbank Offered Rates and transition to any other interest rate benchmark; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities, acquisitions and other obligations; share repurchases; dividends; long-term value for our shareholders; guarantees; the characterization of 2022 distributions as dividends; compliance with our debt covenants; and our contractual and other obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic, including the spread of new variants of COVID-19 such as Omicron. Important factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the impact of ongoing or new developments in the war in Ukraine, related current and future sanctions imposed by governments and other authorities, and related impacts on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows and liquidity; uncertainty about the effectiveness of efforts by health officials and governments to control the spread of COVID-19 and inoculate and treat populations impacted by COVID-19; uncertainty about the reimposition or lessening of restrictions imposed by governments intended to mitigate the spread of COVID-19 and the magnitude, duration, geographic reach and impact on the global economy of COVID-19; the ongoing, and uncertain future, impact of the COVID-19 pandemic on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows and liquidity; risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; volatility of commodity and other input costs and availability of commodities; weakness in economic conditions; weakness in consumer spending; pricing actions; tax matters including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes; use of information technology and third party service providers; unanticipated disruptions to our business, such as malware incidents, cyberattacks or other security breaches, and our compliance with privacy and data security laws; global or regional health pandemics or epidemics, including COVID-19; competition and our response to channel shifts and pricing and other competitive pressures; promotion and protection of our reputation and brand image; changes in consumer preferences and demand and our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce and shifts in labor availability; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with customers, suppliers or distributors; compliance with legal, regulatory, tax and benefit laws and related changes, claims or actions; the impact of climate change on our supply chain and operations; strategic transactions; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; volatility of and access to capital or other markets, the effectiveness of our cash management programs and our liquidity; pension costs; the expected discontinuance of London Interbank Offered Rates and transition to any other interest rate benchmark; and our ability to protect our intellectual property and intangible assets. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

•“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses, divestiture-related costs (2), acquisition-related costs, and acquisition integration costs and contingent consideration adjustments (2); the operating results of divestitures (2); remeasurement of net monetary position (5); mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts (6); impact from resolution of tax matters (7); incremental costs due to the war in Ukraine (8); impact from pension participation changes (9); and costs associated with the JDE Peet's transaction. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; net earnings from divestitures (2); initial impacts from enacted tax law changes (10); and gains or losses on equity method investment transactions. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ significant operating and non-operating items (11). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. In the first quarter of 2022, we added to the non-GAAP definitions the exclusion of incremental costs due to the war in Ukraine (refer to footnote (8) below).
(2)Divestitures include completed sales of businesses (including the partial or full sale of an equity method investment) and exits of major product lines upon completion of a sale or licensing agreement. As we record our share of KDP and JDE Peet’s ongoing earnings on a one-quarter lag basis, any KDP or JDE Peet’s ownership reductions are reflected as divestitures within our non-GAAP results the following quarter. Related to acquisitions, we exclude the impact of adjustments made to our acquisition contingent consideration liabilities that were recorded at the date of acquisition. We made this adjustment to better facilitate comparisons of our underlying operating performance across periods. See Note 2, Acquisitions and Divestitures, and Note 6, Equity Method Investments, for information on acquisitions and divestitures impacting the comparability of our results.
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
(7)Refer to Note 12, Commitments and Contingencies – Tax Matters, in this report, and Note 14, Commitments and Contingencies –Tax Matters, in our Annual Report on Form 10-K for the year ended December 31, 2021.
(8)In February 2022, Russia began a military invasion of Ukraine and we stopped our production and closed our facilities in Ukraine. We began to incur incremental costs directly related to the war including asset impairments, such as property and inventory losses, higher expected allowances for uncollectible accounts receivable and committed compensation. We have isolated and exclude these costs from our operating results to facilitate evaluation and comparisons of our ongoing results. Incremental costs related to increasing operations in other primarily European facilities are not included with these costs.

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
(10)We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and the transition tax from the 2017 U.S. tax reform. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law changes. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for more information on the impact of Swiss and U.S. tax reform.
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

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenues	$2,964	$4,800	$7,764	$2,563	$4,675	$7,238
Impact of currency	139	160	299	—	—	—
Impact of acquisitions	(116)	(90)	(206)	—	—	—
Organic Net Revenue	$2,987	$4,870	$7,857	$2,563	$4,675	$7,238

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts; acquisition integration costs and contingent consideration adjustments; acquisition-related costs; divestiture-related costs; gain on an acquisition; incremental costs due to the war in Ukraine; the remeasurement of net monetary position; and impact from pension participation changes. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions)
Operating Income	$1,094	$1,283	$(189)	(14.7)%
Simplify to Grow Program (1)	31	122	(91)
Intangible asset impairment charges (2)	78	—	78
Mark-to-market gains from derivatives (3)	(27)	(118)	91
Acquisition integration costs and contingent consideration adjustments (4)	32	1	31
Acquisition-related costs (4)	21	7	14
Divestiture-related costs (4)	1	—	1
Gain on acquisition (4)	—	(9)	9
Incremental costs due to war in Ukraine (5)	143	—	143
Remeasurement of net monetary position (5)	5	5	—
Impact from pension participation changes (6)	—	1	(1)
Adjusted Operating Income	$1,378	$1,292	$86	6.7%
Unfavorable currency translation	89	—	89
Adjusted Operating Income (constant currency)	$1,467	$1,292	$175	13.5%

(1)Refer to Note 7, Restructuring Program, for more information.
(2)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(3)Refer to Note 9, Financial Instruments, and the Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity, forecasted currency and equity method investment transaction derivatives.
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the January 3, 2022 acquisition of Chipita, the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade and the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings.
(5)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina.
(6)Refer to Note 10, Benefit Plans, for more information.

Adjusted EPS:
Applying the definition of “Adjusted EPS,” (1) the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as net earnings from divestitures; losses on debt extinguishment and related expenses; initial impacts from enacted tax law changes; losses on equity method investment transactions; and our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.61	$0.68	$(0.07)	(10.3)%
Simplify to Grow Program (2)	0.02	0.07	(0.05)
Intangible asset impairment charges (2)	0.04	—	0.04
Mark-to-market gains from derivatives (2)	(0.02)	(0.07)	0.05
Acquisition integration costs and contingent consideration adjustments (2)	(0.01)	—	(0.01)
Acquisition-related costs (2)	0.02	0.01	0.01
Net earnings from divestitures (3)	—	(0.01)	0.01
Incremental costs due to war in Ukraine (2)	0.11	—	0.11
Loss on debt extinguishment and related expenses (4)	0.07	0.07	—
Equity method investee items (5)	—	0.04	(0.04)
Adjusted EPS	$0.84	$0.79	$0.05	6.3%
Unfavorable currency translation	0.06	—	0.06
Adjusted EPS (constant currency)	$0.90	$0.79	$0.11	13.9%

(1)The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended March 31, 2022, taxes for the: Simplify to Grow Program were $(7) million, intangible asset impairment charges were $(19) million, mark-to-market gains from derivatives were $(5) million, acquisition integration costs and contingent consideration adjustments were $(50) million, acquisition-related costs were $(1) million, incremental costs due to the war in Ukraine were $2 million and loss on debt extinguishment and related expenses were $(31) million.
•For the three months ended March 31, 2021, taxes for the: Simplify to Grow Program were $(31) million, mark-to-market gains from derivatives were $22 million, acquisition-related costs were $(1) million, net earnings from divestitures were $3 million, loss on debt extinguishment and related expenses were $(34) million and equity method investee items were $(2) million.
(2)See the Adjusted Operating Income table above and the related footnotes for more information.
(3)Includes the impact from 2021 partial sales of our equity method investment in KDP as if the sales occurred at the beginning of all periods presented.
(4)Refer to Note 8, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.
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

The COVID-19 pandemic and related global response significantly impacted economic activity and markets around the world. National and local governments imposed preventative or protective restrictions on travel and business operations and advised or required citizens to remain at home. Temporary closures of businesses were ordered and numerous other businesses temporarily closed voluntarily. The impact of the global pandemic and response as well as the war in Ukraine has had a material unfavorable impact on global and local markets, including commodity, currency and capital markets. These markets are likely to continue to remain volatile while these situations continue. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. We work to mitigate these risks and we largely employ existing strategies that are described below to mitigate currency, commodity and interest rate market risks.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the three months ended March 31, 2022. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, including our discussion of Türkiye becoming a highly inflationary economy with currency remeasurement impacts expected to start on April 1, 2022.

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and unforeseen conditions such as the current COVID-19 global pandemic and war in Ukraine. Refer to Recent Developments and Significant Items Affecting Comparability and Financial Outlook above for updates on recent supply chain, transportation, labor and other disruptions that are increasing operating costs and impacting our results. To manage input cost volatility and inflation, we enter into forward purchase agreements and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For more information on our 2022 debt activity, see Note 8, Debt and Borrowing Arrangements.

See Note 9, Financial Instruments, for more information on our 2022 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2022. There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

The following represents a material change in our risk factors to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The war in Ukraine has negatively impacted our business operations, financial performance and results of operations, and we are unable to predict the full extent to which the war in Ukraine will negatively impact our business, operations, financial condition, results of operations and stock price in the future.

The scope and duration of the war in Ukraine is uncertain, rapidly changing and hard to predict. Our business operations, financial performance and results of operations have been negatively impacted by the war, as discussed above in Recent Developments and Significant Items Affecting Comparability – War in Ukraine under Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have discontinued new capital investments and suspended our advertising spending in Russia. Other potential consequences include but are not limited to those outlined below:

•As the business and geopolitical environment continues to change, we may further scale back our operations in Russia, which accounted for 2.9% of 2021 consolidated net revenues, or Ukraine, which accounted for 0.5% of 2021 consolidated net revenues.
•Our Russian assets may be partially or fully impaired in future periods based on actions taken by Russia, other parties or us.
•The war has materially disrupted commodity markets, including for wheat and energy, and is contributing to supply chain disruption and inflation. We expect continued volatility with respect to these costs, and our hedging activities might not sufficiently offset this volatility.
•Our operations may be subject to increased risk of cyber threats as a result of the war.
•International sanctions and other measures that have been imposed on Russian entities make it more difficult to operate in Russia, and failure to comply with applicable sanctions and measures could subject us to regulatory penalties and reputational risk.
•We might face continued questions from stakeholders about our operations in Russia despite our role as a food company and our public statements about Ukraine and Russia.

These and other impacts of the war in Ukraine could have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those relating to our reputation, brands, product sales, sanctions, trade relations in countries in which we operate, input price inflation and volatility, results of operations and financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the scope and duration of the war and actions taken by parties other than us to respond to them. Any of these disruptions could have a negative impact on our business operations, financial performance, results of operations and stock price, and this impact could be material. Additionally, the war in Ukraine may also materially adversely affect our operating results and financial position in a manner that is not currently known to us or that we do not currently consider to be a significant risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2022 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2022	4,463,391	$67.23	4,462,207	$3,354
February 1-28, 2022	4,760,384	66.45	4,280,007	3,069
March 1-31, 2022	2,403,672	62.48	2,400,087	2,919
For the Quarter Ended March 31, 2022	11,627,447	$65.93	11,142,301

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 1,184 shares, 480,377 shares and 3,585 shares for the fiscal months of January, February and March 2022, respectively.
(2)Dollar values stated in millions. Our Board of Directors has authorized the repurchase of $23.7 billion of our Common Stock through December 31, 2023. Authorizations to increase and extend the program duration included: $4.0 billion on December 2, 2020, $6.0 billion on January 31, 2018, $6.0 billion on July 29, 2015, $1.7 billion on December 3, 2013, and $6.0 billion on August 6, 2013 (cumulatively including the amount authorized on March 12, 2013, which was the lesser of 40 million shares and $1.2 billion). Since the program inception on March 12, 2013 through March 31, 2022, we have repurchased $20.8 billion, and as of March 31, 2022, we had approximately $2.9 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.

Item 6. Exhibits.

Exhibit Number	Description
4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.
10.1
364-Day Revolving Credit Agreement, dated February 23, 2022, by and among Mondelēz International, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2022).

10.2
Five-Year Revolving Credit Agreement, dated February 23, 2022, by and among Mondelēz International, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2022).

10.3
Term Credit Agreement, dated March 31, 2022, by and among Mondelēz International, Inc., the lenders named therein and Mizuho Bank, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2022).

10.4	2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement.+
10.5	2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+
10.6	2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
+Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

April 26, 2022