Form 10-Q
period 2022-06-30
Mondelez International, Inc.
filed 2022-07-26
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

At July 22, 2022, there were 1,370,566,113 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$7,274	$6,642	$15,038	$13,880
Cost of sales	4,633	4,011	9,414	8,283
Gross profit	2,641	2,631	5,624	5,597
Selling, general and administrative expenses	1,676	1,593	3,369	3,157
Asset impairment and exit costs	6	134	170	224
Gain on acquisition	—	—	—	(9)
Amortization of intangible assets	32	32	64	70
Operating income	927	872	2,021	2,155
Benefit plan non-service income	(30)	(54)	(63)	(98)
Interest and other expense, net	98	58	266	276
Earnings before income taxes	859	868	1,818	1,977
Income tax provision	(201)	(398)	(411)	(610)
(Loss)/gain on equity method investment transactions	(8)	502	(13)	495
Equity method investment net earnings	98	107	215	185
Net earnings	748	1,079	1,609	2,047
Noncontrolling interest earnings	(1)	(1)	(7)	(8)
Net earnings attributable to Mondelēz International	$747	$1,078	$1,602	$2,039
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.54	$0.77	$1.16	$1.45
Diluted earnings per share attributable to Mondelēz International	$0.54	$0.76	$1.15	$1.44

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings	$748	$1,079	$1,609	$2,047
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(399)	157	(349)	21
Pension and other benefit plans	167	2	260	71
Derivative cash flow hedges	8	17	60	19
Total other comprehensive earnings/(losses)	(224)	176	(29)	111
Comprehensive earnings/(losses)	524	1,255	1,580	2,158
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(10)	3	(8)	1
Comprehensive earnings/(losses) attributable to Mondelēz International	$534	$1,252	$1,588	$2,157

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,924	$3,546
Trade receivables (net of allowances of $45 at June 30, 2022 and $37 at December 31, 2021)	2,467	2,337
Other receivables (net of allowances of $48 at June 30, 2022 and $49 at December 31, 2021)	715	851
Inventories, net	3,038	2,708
Other current assets	1,066	900
Total current assets	9,210	10,342
Property, plant and equipment, net	8,753	8,658
Operating lease right of use assets	626	613
Goodwill	22,103	21,978
Intangible assets, net	18,339	18,291
Prepaid pension assets	1,141	1,009
Deferred income taxes	551	541
Equity method investments	4,655	5,289
Other assets	636	371
TOTAL ASSETS	$66,014	$67,092
LIABILITIES
Short-term borrowings	$605	$216
Current portion of long-term debt	746	1,746
Accounts payable	6,787	6,730
Accrued marketing	2,151	2,097
Accrued employment costs	729	822
Other current liabilities	2,560	2,397
Total current liabilities	13,578	14,008
Long-term debt	17,861	17,550
Long-term operating lease liabilities	489	459
Deferred income taxes	3,580	3,444
Accrued pension costs	591	681
Accrued postretirement health care costs	299	301
Other liabilities	2,063	2,326
TOTAL LIABILITIES	38,461	38,769
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at June 30, 2022 and December 31, 2021)	—	—
Additional paid-in capital	32,086	32,097
Retained earnings	31,431	30,806
Accumulated other comprehensive losses	(10,638)	(10,624)
Treasury stock, at cost (624,240,103 shares at June 30, 2022 and 604,907,239 shares at December 31, 2021)	(25,368)	(24,010)
Total Mondelēz International Shareholders’ Equity	27,511	28,269
Noncontrolling interest	42	54
TOTAL EQUITY	27,553	28,323
TOTAL LIABILITIES AND EQUITY	$66,014	$67,092
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended June 30, 2022
Balances at April 1, 2022	$—	$32,053	$31,163	$(10,425)	$(24,630)	$55	$28,216
Comprehensive earnings/(losses):
Net earnings	—	—	747	—	—	1	748
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(213)	—	(11)	(224)
Exercise of stock options and issuance of other stock awards	—	33	—	—	32	—	65
Common Stock repurchased	—	—	—	—	(770)	—	(770)
Cash dividends declared ($0.350 per share)	—	—	(482)	—	—	—	(482)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(3)	—
Balances at June 30, 2022	$—	$32,086	$31,431	$(10,638)	$(25,368)	$42	$27,553
Six Months Ended June 30, 2022
Balances at January 1, 2022	$—	$32,097	$30,806	$(10,624)	$(24,010)	$54	$28,323
Comprehensive earnings/(losses):
Net earnings	—	—	1,602	—	—	7	1,609
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(14)	—	(15)	(29)
Exercise of stock options and issuance of other stock awards	—	(11)	(11)	—	147	—	125
Common Stock repurchased	—	—	—	—	(1,505)	—	(1,505)
Cash dividends declared ($0.700 per share)	—	—	(969)	—	—	—	(969)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(4)	(1)
Balances at June 30, 2022	$—	$32,086	$31,431	$(10,638)	$(25,368)	$42	$27,553
Three Months Ended June 30, 2021
Balances at April 1, 2021	$—	$32,009	$28,903	$(10,746)	$(23,091)	$74	$27,149
Comprehensive earnings/(losses):
Net earnings	—	—	1,078	—	—	1	1,079
Other comprehensive earnings/(losses), net of income taxes	—	—	—	174	—	2	176
Exercise of stock options and issuance of other stock awards	—	33	(3)	—	77	—	107
Common Stock repurchased	—	—	—	—	(451)	—	(451)
Cash dividends declared ($0.315 per share)	—	—	(444)	—	—	—	(444)
Dividends paid on noncontrolling interest and other activities	—	—	4	—	—	—	4
Balances at June 30, 2021	$—	$32,042	$29,538	$(10,572)	$(23,465)	$77	$27,620
Six Months Ended June 30, 2021
Balances at January 1, 2021	$—	$32,070	$28,402	$(10,690)	$(22,204)	$76	$27,654
Comprehensive earnings/(losses):
Net earnings	—	—	2,039	—	—	8	2,047
Other comprehensive earnings/(losses), net of income taxes	—	—	—	118	—	(7)	111
Exercise of stock options and issuance of other stock awards	—	(28)	(18)	—	207	—	161
Common Stock repurchased	—	—	—	—	(1,468)	—	(1,468)
Cash dividends declared ($0.630 per share)	—	—	(889)	—	—	—	(889)
Dividends paid on noncontrolling interest and other activities	—	—	4	—	—	—	4
Balances at June 30, 2021	$—	$32,042	$29,538	$(10,572)	$(23,465)	$77	$27,620

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$1,609	$2,047
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	548	564
Stock-based compensation expense	56	63
Deferred income tax (benefit)/provision	(32)	92
Asset impairments and accelerated depreciation	163	152
Loss on early extinguishment of debt	38	110
Gain on acquisition	—	(9)
Loss/(gain) on equity method investment transactions	13	(495)
Equity method investment net earnings	(215)	(185)
Distributions from equity method investments	121	94
Other non-cash items, net	150	(5)
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(227)	42
Inventories, net	(366)	(289)
Accounts payable	183	182
Other current assets	(142)	(190)
Other current liabilities	179	(231)
Change in pension and postretirement assets and liabilities, net	(111)	(150)
Net cash provided by operating activities	1,967	1,792
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(385)	(410)
Acquisitions, net of cash received	(1,402)	(833)
Proceeds from divestitures including equity method investments	595	998
Proceeds from sale of property, plant and equipment and other	193	25
Net cash used in investing activities	(999)	(220)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Net issuances/(repayments) of other short-term borrowings	219	37
Long-term debt proceeds	1,991	2,378
Long-term debt repayments	(2,329)	(3,376)
Repurchases of Common Stock	(1,506)	(1,498)
Dividends paid	(977)	(896)
Other	86	127
Net cash used in financing activities	(2,516)	(3,228)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(70)	(25)
Cash, cash equivalents and restricted cash:
(Decrease)/Increase	(1,618)	(1,681)
Balance at beginning of period	3,553	3,650
Balance at end of period	$1,935	$1,969

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

War in Ukraine
In February 2022, Russia began a military invasion of Ukraine and we closed our operations and facilities in Ukraine. In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. During the first quarter of 2022, we evaluated and impaired these and other assets. We recorded $143 million of total expenses ($145 million after-tax) incurred as a direct result of the war, including $75 million recorded in asset impairment and exit costs, $44 million in cost of sales and $24 million in selling, general and administrative expenses. We recorded $75 million of property, plant and equipment impairments, $33 million of estimated inventory write-offs, $19 million of increased estimated allowances for trade receivables and $16 million in accrued expenses. During the second quarter of 2022, we reversed approximately $15 million of previously recorded charges as a result of higher than expected collection of trade receivables and inventory recoveries. We continue to consolidate both our Ukrainian and Russian subsidiaries and continue to evaluate our ability to control our operating activities and businesses on an ongoing basis. In connection with these findings and impacts, we have made estimates and assumptions based on information available to us. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the ongoing effects of the war in Ukraine, and its impact on the global economic environment, our estimates could be significantly different than future performance.

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

Türkiye. During the first quarter of 2022, primarily based on data published by the Türkiye Statistical Institute that indicated that Türkiye's three-year cumulative inflation rate exceeded 100%, we concluded that Türkiye became a highly inflationary economy for accounting purposes. As of April 1, 2022, we began to apply highly inflationary accounting for our subsidiaries operating in Türkiye and change their functional currency from the Turkish lira to the U.S. dollar. Our operations in Türkiye contributed $46 million or 0.6% of our condensed consolidated net revenues in the three months and $90 million or 0.6% of our condensed consolidated net revenues in the six months ended June 30, 2022. As of June 30, 2022, our operations in Türkiye had $11 million of Turkish lira denominated net monetary liabilities. Within selling, general and administrative expenses, we recorded a remeasurement loss of less than $1 million during the three months ended June 30, 2022 related to the revaluation of the Turkish lira denominated net monetary position during the quarter.

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries and changed their functional currency from the Argentinean peso to the U.S. dollar. Our operations in Argentina contributed $138 million or 1.9% of consolidated net revenues in the three months and $268 million or 1.8% of our condensed consolidated net revenues in the six months ended June 30, 2022. As of June 30, 2022, our Argentinean operations had $28 million of Argentinean peso denominated net monetary assets. Within selling, general and administrative expenses, we recorded a remeasurement loss of $10 million during the three months and $15 million during the six months ended June 30, 2022 as well as a remeasurement loss of $3 million during the three months and $8 million during the six months ended June 30, 2021 related to the revaluation of the Argentinean peso denominated net monetary position over these periods.

Other Countries. Since we sell our products in over 150 countries and have operations in approximately 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to potential exposures. We continue to monitor the developments in Ukraine and Russia as well as in the ongoing COVID-19 global pandemic and related impacts to our business operations, currencies and net monetary exposures. Since the global onset of COVID-19 in early 2020 and compounded by the ongoing war in Ukraine and the impact of general economic conditions, including inflation, most countries in which we do business experienced periods of significant economic uncertainty as well as exchange rate volatility. At this time, within our consolidated entities, Argentina and Türkiye are highly inflationary economies as noted above, and we continue to monitor currency volatility and associated risks, such as increased risk of highly inflationary economies and related accounting.

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash that is recorded within other current assets of $11 million as of June 30, 2022 and $7 million as of December 31, 2021. Total cash, cash equivalents and restricted cash was $1,935 million as of June 30, 2022 and $3,553 million as of December 31, 2021.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2022	$(37)	$(49)	$(10)
Current period provision for expected credit losses	(10)	(4)	(5)
Write-offs charged against the allowance	1	3	—
Currency	1	2	(1)
Balance at June 30, 2022	$(45)	$(48)	$(16)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $700 million as of June 30, 2022 and $761 million as of December 31, 2021. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions:
We recorded $125 million in operating lease and $76 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2022 and $115 million in operating lease and $44 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2021.

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

Note 2. Acquisitions and Divestitures

On June 20, 2022, we announced an agreement to acquire Clif Bar & Company (“Clif Bar”), a leading U.S. maker of nutritious energy bars with organic ingredients for a purchase price of approximately $2.9 billion, subject to closing purchase price adjustments. The acquisition of Clif Bar includes a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain revenue and earnings targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The possible payments range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of the base financial projections. In connection with this acquisition, we expect to generate a meaningful cash tax benefit over time from the amortization of acquisition-related intangibles. The transaction, which will be funded through a combination of debt and cash on hand, is subject to relevant antitrust approvals and closing conditions and is expected to close in the third quarter of 2022. During the second quarter of 2022, we incurred $4 million of acquisition-related costs.

On April 24, 2022, we entered into an agreement with Grupo Bimbo to acquire Ricolino, its confectionery business located primarily in Mexico for a purchase price of approximately $1.3 billion, subject to closing purchase price adjustments. The transaction, which will be funded through a combination of debt and cash on hand, is subject to relevant antitrust approvals and closing conditions and is expected to close late in the third quarter or early in the fourth quarter of 2022. During the second quarter of 2022, we incurred $1 million of acquisition-related costs.

On January 3, 2022, we acquired Chipita Global S.A. (“Chipita”), a leading croissants and baked snacks company in the Central and Eastern European markets. The acquisition of Chipita offers a strategic complement to our existing portfolio and advances our strategy to become the global leader in broader snacking. The cash consideration paid for Chipita totaled €1.2 billion ($1.4 billion), net of cash received, plus the assumption of Chipita’s debt of €0.4 billion ($0.4 billion) for a total purchase price of €1.7 billion ($1.8 billion).

We are working to complete the valuation and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$52
Receivables	102
Inventory	60
Other current assets	3
Property, plant and equipment	383
Finance leases right of use assets	8
Definite life intangible assets	48
Indefinite life intangible assets	686
Goodwill	791
Other assets	77
Assets acquired	$2,210
Current liabilities	133
Deferred tax liability	158
Finance lease liabilities	8
Other liabilities	21
Total purchase price	$1,890
Less: long-term debt	(436)
Less: cash received	(52)
Net Cash Paid	$1,402

Within identifiable intangible assets, we allocated $686 million to trade names, which have an indefinite-life. The fair value for the 7 Days trade name, which is the primary asset acquired, was determined using the multi-period excess earnings method under the income approach at the acquisition date. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include forecasted future cash flows and discount rates.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Europe segment.

Chipita added incremental net revenues of $180 million during the three months and $332 million during the six months ended June 30, 2022, and operating income of $10 million during the three months and $14 million during the six months ended June 30, 2022. We incurred acquisition-related costs of $21 million during the six months ended June 30, 2022 and $6 million during the three months and six months ended June 30, 2021. We incurred integration costs of $36 million during the three months and $71 million during the six months ended June 30, 2022.

On November 1, 2021, we completed the sale of MaxFoods Pty Ltd, an Australian packaged seafood business that we had acquired as part of our acquisition of Gourmet Food Holdings Pty Ltd (“Gourmet Food”). The sales price was $57 million Australian dollars ($41 million), net of cash divested with the business, and we recorded an immaterial loss on the transaction.

On April 1, 2021, we acquired Gourmet Food, a leading Australian food company in the premium biscuit and cracker category, for closing cash consideration of approximately $450 million Australian dollars ($343 million), net of cash received. We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed of $41 million to indefinite-lived intangible assets, $80 million to definite-lived intangible assets, $164 million to goodwill, $19 million to property, plant and equipment, $18 million to inventory, $25 million to accounts receivable, $12 million to other assets, $5 million to operating right of use assets, $3 million to other current assets, $19 million to current liabilities and $5 million to long-term operating lease liabilities. Through the one-year anniversary of the acquisition, Gourmet Food added incremental net revenues of $14 million, and operating income of $1 million during the six months ended June 30, 2022. We incurred acquisition-related costs of $6 million during the three months and $7 million during the six months ended June 30, 2021.

On March 25, 2021, we acquired a majority interest in Lion/Gemstone Topco Ltd ("Grenade"), a performance nutrition leader in the United Kingdom, for closing cash consideration of £188 million ($261 million), net of cash received. The acquisition of Grenade expands our position into the premium nutrition segment. We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed of $82 million to indefinite-lived intangible assets, $28 million to definite-lived intangible assets, $181 million to goodwill, $1 million to property, plant and equipment, $11 million to inventory, $18 million to accounts receivable, $25 million to current liabilities, $20 million to deferred tax liabilities and $15 million to long-term other liabilities. Through the one-year anniversary of the acquisition, Grenade added incremental net revenues of $21 million, and operating income of $2 million during the six months ended June 30, 2022. We incurred acquisition-related costs of $2 million during the six months ended June 30, 2021.

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

Note 3. Inventories

Inventories consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Raw materials	$1,028	$770
Finished product	2,156	2,054
	3,184	2,824
Inventory reserves	(146)	(116)
Inventories, net	$3,038	$2,708
Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Land and land improvements	$381	$379
Buildings and building improvements	3,235	3,139
Machinery and equipment	11,746	11,842
Construction in progress	728	732
	16,090	16,092
Accumulated depreciation	(7,337)	(7,434)
Property, plant and equipment, net	$8,753	$8,658

For the six months ended June 30, 2022, capital expenditures of $385 million excluded $239 million of accrued capital expenditures remaining unpaid at June 30, 2022 and included payment for $249 million of capital expenditures that were accrued and unpaid at December 31, 2021. For the six months ended June 30, 2021, capital expenditures of $410 million excluded $236 million of accrued capital expenditures remaining unpaid at June 30, 2021 and included payment for $275 million of capital expenditures that were accrued and unpaid at December 31, 2020.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, Restructuring Program).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Latin America	$(1)	$—	$(1)	$—
AMEA	—	—	—	(16)
Europe	3	3	3	4
North America	3	62	4	117
Total	$5	$65	$6	$105

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Latin America	$698	$674
AMEA	3,213	3,365
Europe	8,060	7,830
North America	10,132	10,109
Goodwill	$22,103	$21,978

Intangible assets consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Indefinite-life intangible assets	$17,392	$17,299
Definite-life intangible assets	2,950	2,991
	20,342	20,290
Accumulated amortization	(2,003)	(1,999)
Intangible assets, net	$18,339	$18,291

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

Amortization expense for intangible assets was $32 million for the three months and $64 million for the six months ended June 30, 2022 and $32 million for the three months and $70 million for the six months ended June 30, 2021. For the next five years, we currently estimate annual amortization expense of approximately $125 million in 2022-2024, approximately $105 million in 2025 and approximately $65 million in 2026 (reflecting June 30, 2022 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2022	$21,978	$20,290
Currency	(666)	(604)
Acquisitions	791	734
Asset impairments	—	(78)
Balance at June 30, 2022	$22,103	$20,342

Changes to goodwill and intangibles were:
•Acquisitions - In connection with our acquisition of Chipita, we recorded a preliminary purchase price allocation of $791 million to goodwill and $734 million to intangible assets. See Note 2, Acquisitions and Divestitures, for additional information.
•Asset impairment - As further described below, during the first quarter of 2022, we recorded a $78 million intangible asset impairment in AMEA due to lower than expected growth and profitability of a local biscuit brand sold in select markets in AMEA and Europe.

During the second quarter of 2022, we evaluated our goodwill and intangible asset impairment risk through an assessment of potential triggering events, including qualitative and quantitative of the overall global economic environment and impacts from the war in Ukraine. Based on the results of our assessment, we concluded there were no impairment indicators for goodwill and intangible assets. During the first quarter of 2022, we recorded a $78 million impairment charge within asset impairment and exit costs based on the excess carrying value over the estimated fair value of a biscuit brand. During the second quarter of 2021, we recorded $32 million of intangible asset impairments resulting primarily from lower than expected sales growth for one brand across our North America segment. We use several accepted valuation methods in our indefinite-life impairment testing, including relief of royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value.

During our 2021 annual indefinite-life intangible asset testing in the third quarter of 2021, we identified eight brands, including the one brand impaired during the first quarter of 2022, that each had a fair value in excess of book value of 10% or less. The aggregate book value of the eight brands was $987 million as of June 30, 2022. We continue to monitor our brand performance, particularly in light of the significant global economic uncertainties and related impacts to our business. If a brand's earnings expectations, including the timing of the expected recovery from the war and the pandemic, are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

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

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Keurig Dr Pepper Inc. (Nasdaq: "KDP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of June 30, 2022, we owned 19.8%, 5.3%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $4.7 billion as of June 30, 2022 and $5.3 billion as of December 31, 2021. We recorded equity earnings of $98 million and cash dividends of $14 million in the second quarter of 2022 and equity earnings of $107 million and cash dividends of $20 million in the second quarter of 2021. We recorded equity earnings of $215 million and cash dividends of $121 million in the first six months of 2022 and equity earnings of $185 million and cash dividends of $94 million in the first six months of 2021.

Based on the quoted closing prices as of June 30, 2022, the combined fair value of our publicly-traded investments in JDEP and KDP was $5.4 billion, and for each investment, its fair value exceeded its carrying value.

JDE Peet’s Transactions:
On May 8, 2022, we sold approximately 18.6 million of our JDE Peet’s shares back to JDE Peet’s, which reduced our ownership interest by approximately 3%. We received €500 million ($529 million) of proceeds and recorded a loss of €8 million ($8 million) on this sale during the second quarter of 2022. As we will continue to have significant influence, we will continue to account for our investment in JDE Peet's under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. We will continue to have board representation with two directors on the JDE Peet's Board of Directors and we retained certain additional governance rights.

On September 20, 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity in September 2024 at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDE Peet’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDE Peet's shares, this would represent approximately 8.5 million shares or approximately 9% of our equity interest in JDE Peet's as of June 30, 2022. Refer to Note 9, Financial Instruments, for further details on this transaction.

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

Restructuring Costs:
The Simplify to Grow Program liability activity for the six months ended June 30, 2022 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)
Liability balance, January 1, 2022	$211	$—	$211
Charges	8	7	15
Cash spent	(33)		(33)
Non-cash settlements/adjustments	(2)	(7)	(9)
Currency	(10)	—	(10)
Liability balance, June 30, 2022	$174	$—	$174

•We recorded restructuring charges of $4 million in the second quarter of 2022 and $100 million in the second quarter of 2021 and $15 million in the first six months of 2022 and $188 million in the first six months of 2021 within asset impairment and exit costs and benefit plan non-service income.
•We spent $16 million in the second quarter of 2022 and $30 million in the second quarter of 2021 and $33 million in the first six months of 2022 and $64 million in the first six months of 2021 in cash severance and related costs.
•We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments), and other adjustments, including any gains on sale of restructuring program assets, which totaled $7 million in the second quarter of 2022 and $76 million in the second quarter of 2021 and $9 million in the first six months of 2022 and $116 million in the first six months of 2021.
•At June 30, 2022, $119 million of our net restructuring liability was recorded within other current liabilities and $55 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $19 million in the second quarter of 2022 and $33 million in the second quarter of 2021 and $39 million in the first six months of 2022 and $67 million in the first six months of 2021. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three and six months ended June 30, 2022 and June 30, 2021, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended June 30, 2022
Restructuring Costs	$(2)	$—	$—	$4	$2	$4
Implementation Costs	3	3	8	9	(4)	19
Total	$1	$3	$8	$13	$(2)	$23
For the Three Months Ended June 30, 2021
Restructuring Costs	$—	$2	$(1)	$92	$7	$100
Implementation Costs	4	3	11	17	(2)	33
Total	$4	$5	$10	$109	$5	$133
For the Six Months Ended June 30, 2022
Restructuring Costs	$(3)	$2	$2	$12	$2	$15
Implementation Costs	4	4	13	16	2	39
Total	$1	$6	$15	$28	$4	$54
For the Six Months Ended June 30, 2021
Restructuring Costs	$3	$(19)	$5	$193	$6	$188
Implementation Costs	7	5	21	27	7	67
Total	$10	$(14)	$26	$220	$13	$255
Total Project (Inception to Date)
Restructuring Costs	$551	$543	$1,149	$657	$151	$3,051
Implementation Costs	300	243	557	569	358	2,027
Total	$851	$786	$1,706	$1,226	$509	$5,078

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2022		As of December 31, 2021
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$535	1.9%	$192	0.2%
Bank loans	70	7.0%	24	8.6%
Total short-term borrowings	$605		$216

Our uncommitted credit lines and committed credit lines available as of June 30, 2022 and December 31, 2021 include:

	As of June 30, 2022		As of December 31, 2021
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,326	$70	$1,367	$24
Credit facility expiry (1):
November 30, 2022 (2)	2,000	—	—	—
February 23, 2022	—	—	2,500	—
February 22, 2023	2,500	—	—	—
February 27, 2024	—	—	4,500	—
February 23, 2027	4,500	—	—	—

(1)         We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At June 30, 2022, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $38.1 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(2)         On March 31, 2022, we entered into a supplemental term loan credit facility that can be utilized for general corporate purposes, including acquisitions. Under this agreement we may draw up to a total of $2.0 billion in term loans from the facility. The maturity dates of any loans drawn under this facility will be three years after the funding date of the applicable loan(s).

On July 11, 2022, we entered into a supplemental term loan credit facility that can be utilized for general corporate purposes, including acquisitions. Under this agreement we may draw up to a total of $2.0 billion in term loans from the facility. The maturity dates of any loans drawn under this facility will be eighteen months after the funding date of the applicable loan(s).

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

Debt Repayments
On January 3, 2022, we closed on our acquisition of Chipita and assumed and entirely paid down €0.4 billion ($0.4 billion) of Chipita's debt during the six months ended June 30, 2022.

Issuances:
During the six months ended June 30, 2022, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
March 2022	2.125%	March 2024	$500	$500
March 2022	2.625%	March 2027	$750	$750
March 2022	3.000%	March 2032	$750	$750

(1)         Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.

Fair Value of Our Debt:
The fair value of our short-term borrowings at June 30, 2022 and December 31, 2021 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Fair Value	$17,018	$20,249
Carrying Value	$19,212	$19,512

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Interest expense, debt	$89	$90	$180	$188
Loss on debt extinguishment and related expenses	—	—	129	137
Other expense/(income), net	9	(32)	(43)	(49)
Interest and other expense, net	$98	$58	$266	$276

Other income includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts and early settlement of forecasted currency derivative transactions due to changes in related future cash flows. Refer to Note 9, Financial Instruments.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2022		As of December 31, 2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Currency exchange contracts	$3	$7	$—	$—
Interest rate contracts	126	—	27	17
Net investment hedge derivative contracts (1)	387	21	117	45
	$516	$28	$144	$62
Derivatives not designated as accounting hedges:
Currency exchange contracts	$221	$150	$156	$40
Commodity contracts	306	145	387	137
Equity method investment contracts (2)	—	3	—	3
	$527	$298	$543	$180
Total fair value	$1,043	$326	$687	$242

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
(2)Equity method investment contracts consist of the bifurcated embedded derivative option that was a component of the September 20, 2021 €300 million exchangeable bonds issuance. Refer to Note 6, Equity Method Investments.

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of June 30, 2022
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$67	$—	$67	$—
Commodity contracts	161	109	52	—
Interest rate contracts	126	—	126	—
Net investment hedge contracts	366	—	366	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$717	$109	$608	$—

	As of December 31, 2021
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$116	$—	$116	$—
Commodity contracts	251	161	90	—
Interest rate contracts	10	—	10	—
Net investment hedge contracts	71	—	71	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$445	$161	$284	$—

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

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of June 30, 2022	As of December 31, 2021
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,270	$1,891
Forecasted transactions	6,245	4,831
Commodity contracts	11,131	9,694
Interest rate contracts	1,850	1,850
Net investment hedges:
Net investment hedge derivative contracts	7,090	3,915
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,339	3,622
British pound sterling notes	321	356
Swiss franc notes	775	811
Canadian dollar notes	466	475

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Accumulated (loss)/gain at beginning of period	$(96)	$(159)	$(148)	$(161)
Transfer of realized losses/(gains) in fair value to earnings	(96)	4	(71)	9
Unrealized (loss)/gain in fair value	104	13	131	10
Accumulated (loss)/gain at end of period	$(88)	$(142)	$(88)	$(142)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) to net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Currency exchange contracts – forecasted transactions	$(2)	$—	$(4)	$—
Interest rate contracts	98	(4)	75	(9)
Total	$96	$(4)	$71	$(9)

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Currency exchange contracts – forecasted transactions	$2	$7	$4	$6
Interest rate contracts	102	6	127	4
Total	$104	$13	$131	$10

Cash flow hedge ineffectiveness was not material for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $10 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of June 30, 2022, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years, 2 months.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of June 30, 2022 was $7.1 billion.

Net investment hedge derivative contract impacts on other comprehensive earnings and net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$307	$(36)	$348	$23

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$30	$19	$52	$40

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

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Euro notes	$142	$(31)	$216	$92
British pound sterling notes	19	(1)	27	(3)
Swiss franc notes	21	(17)	27	39
Canadian notes	11	(5)	7	(9)

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain/(Loss) Recognized in Earnings
	2022	2021	2022	2021
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$7	$2	$(4)	$72	Interest and other expense, net
Forecasted transactions	114	(38)	107	12	Cost of sales
Forecasted transactions	(52)	14	(31)	(2)	Interest and other expense, net
Forecasted transactions	1	(1)	3	1	Selling, general and administrative expenses
Commodity contracts	(40)	117	197	211	Cost of sales
Equity method investment contracts	—	—	—	—	Gain on equity method investment transactions
Total	$30	$94	$272	$294

In the first quarter of 2022, we had early settlements of forecasted currency exchange contracts comprised of $74 million in cost of sales, $5 million in selling, general and administrative expenses and $20 million in interest and other expense, net.

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service cost	$2	$2	$16	$35
Interest cost	12	10	47	30
Expected return on plan assets	(18)	(18)	(94)	(107)
Amortization:
Net loss from experience differences	2	5	15	33
Prior service cost/(benefit)	—	—	—	(1)
Curtailment credit (1)	—	—	—	(14)
Settlement losses and other expenses	4	6	—	—
Net periodic pension cost/(benefit)	$2	$5	$(16)	$(24)

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service cost	$3	$4	$55	$70
Interest cost	23	20	88	59
Expected return on plan assets	(36)	(36)	(186)	(213)
Amortization:
Net loss from experience differences	5	9	33	66
Prior service cost/(benefit)	—	—	(1)	(3)
Curtailment credit (1)	—	—	—	(14)
Settlement losses and other expenses	7	9	—	—
Net periodic pension cost/(benefit)	$2	$6	$(11)	$(35)

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

Employer Contributions:
During the six months ended June 30, 2022, we contributed $1 million to our U.S. pension plans and $102 million to our non-U.S. pension plans, including $41 million to plans in the United Kingdom and Ireland. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of June 30, 2022, over the remainder of 2022, we plan to make further contributions of approximately $2 million to our U.S. plans and approximately $83 million to our non-U.S. plans. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
On July 11, 2019, we received an undiscounted withdrawal liability assessment related to our complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $2 million and $5 million in the three and six months ended June 30, 2022 and $3 million and $6 million in the three months and six months ended June 30, 2021 within interest and other expense, net. As of June 30, 2022, the remaining discounted withdrawal liability was $352 million, with $15 million recorded in other current liabilities and $337 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care cost/(benefit) consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service cost	$—	$1	$1	$2
Interest cost	2	2	4	4
Amortization:
Net loss from experience differences	—	—	—	1
Prior service credit	1	—	1	—
Net periodic postretirement health care cost/(benefit)	$3	$3	$6	$7

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service cost	$1	$2	$2	$3
Interest cost	—	—	1	1
Amortization of net gains	(1)	—	(2)	(1)
Net periodic postemployment cost	$—	$2	$1	$3

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2022	23,503,759	$42.65	5 years	$556	million
Annual grant to eligible employees	2,180,540	64.65
Additional options issued	33,250	66.99
Total options granted	2,213,790	64.69
Options exercised (1)	(3,097,734)	35.75		$94	million
Options canceled	(279,021)	55.03
Balance at June 30, 2022	22,340,794	45.63	5 years	$373	million

(1)Cash received from options exercised was $31 million in the three months and $101 million in the six months ended June 30, 2022. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $4 million in the three months and $14 million in the six months ended June 30, 2022.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2022	4,668,046		$57.04
Annual grant to eligible employees:		Feb 24, 2022
Performance share units	806,590		61.87
Deferred stock units	505,090		64.65
Additional shares granted (1)	702,037	Various	60.28
Total shares granted	2,013,717		62.01	$125	million
Vested (2)	(1,710,015)		55.31	$95	million
Forfeited	(273,663)		61.01
Balance at June 30, 2022	4,698,085		59.57

(1)Includes performance share units and deferred stock units.
(2)The actual tax benefit/(expense) realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $(1) million in the three months and $4 million in the six months ended June 30, 2022.
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

Share Repurchase Program:
Between 2013 and 2017, our Board of Directors authorized the repurchase of a total of $13.7 billion of our Common Stock through December 31, 2018. On January 31, 2018, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $19.7 billion of Common Stock repurchases, and extended the program through December 31, 2020. On December 2, 2020, our Board of Directors approved an increase of $4.0 billion in the share repurchase program, raising the authorization to $23.7 billion of Common Stock repurchases, and extended the program through December 31, 2023. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2022, we had repurchased approximately $20.0 billion of Common Stock pursuant to this authorization. During the six months ended June 30, 2022, we repurchased approximately 23 million shares of Common Stock at an average cost of $64.39 per share, or an aggregate cost of approximately $1.5 billion, all of which was paid during the period except for approximately $15 million settled in July 2022. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2022, we have approximately $2.2 billion in remaining share repurchase capacity.

Note 12. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in legal proceedings, claims, disputes, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business, including those noted below in this section. We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated. For matters we have not provided for that are reasonably possible to result in an unfavorable outcome, management is unable to estimate the possible loss or range of loss or such amounts have been determined to be immaterial. At present we believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial monetary damages. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position.

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the "District Court"), Eastern Division (the “CFTC action”) following its investigation of activities related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleged that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures; and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC sought civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. On May 13, 2022, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows and did not include an admission by Mondelēz Global. Several class action complaints also were filed against Kraft Foods Group and Mondelēz Global in the District Court by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action, and the plaintiffs are seeking monetary damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory and other unspecified relief. In June 2015, these suits were consolidated in the United States District Court for the Northern District of Illinois as case number 15-cv-2937, Harry Ploss et al. v. Kraft Foods Group, Inc. and Mondelēz Global LLC. On January 3, 2020, the District Court granted plaintiffs' request to certify a class. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the class action. Although the CFTC action and the class action complaints involve the same alleged conduct, the resolution of the CFTC matter may not be dispositive as to the outcome of the class action.

In November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it took the next procedural step in its investigation and opened formal proceedings. We are cooperating with the investigation and are engaging with the European Commission as its investigation proceeds. It is not possible to predict how long the investigation will take or the ultimate outcome of this matter.

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2022, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $(82) million in the second quarter of 2022 and $25 million in the second quarter of 2021 and $(40) million in the first six months of 2022 and $59 million in the first six months of 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,043)	$(8,782)	$(9,097)	$(8,655)
Currency translation adjustments	(339)	165	(333)	31
Tax (expense)/benefit	(60)	(8)	(16)	(10)
Other comprehensive earnings/(losses)	(399)	157	(349)	21
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	11	(2)	15	7
Balance at end of period	(9,431)	(8,627)	(9,431)	(8,627)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,286)	$(1,805)	$(1,379)	$(1,874)
Net actuarial gain/(loss) arising during period	108	(1)	152	(2)
Tax (expense)/benefit on net actuarial gain/(loss)	(27)	—	(27)	—
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	16	37	36	72
Settlement losses and other expenses (2)	4	6	7	9
Curtailment credit (2)	—	(14)	—	(14)
Tax expense/(benefit) on reclassifications (3)	(6)	(8)	(12)	(17)
Currency impact	72	(18)	104	23
Other comprehensive earnings/(losses)	167	2	260	71
Balance at end of period	(1,119)	(1,803)	(1,119)	(1,803)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(96)	$(159)	$(148)	$(161)
Net derivative gains/(losses)	98	16	124	9
Tax (expense)/benefit on net derivative gain/(loss)	1	(2)	—	(1)
Losses/(gains) reclassified into net earnings:
Currency exchange contracts(4)	3	—	5	—
Interest rate contracts (2)(4)	(99)	5	(53)	11
Tax expense/(benefit) on reclassifications (3)	—	(1)	(23)	(2)
Currency impact	5	(1)	7	2
Other comprehensive earnings/(losses)	8	17	60	19
Balance at end of period	(88)	(142)	(88)	(142)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,425)	$(10,746)	$(10,624)	$(10,690)
Total other comprehensive earnings/(losses)	(224)	176	(29)	111
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	11	(2)	15	7
Other comprehensive earnings/(losses) attributable to Mondelēz International	(213)	174	(14)	118
Balance at end of period	$(10,638)	$(10,572)	$(10,638)	$(10,572)

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

Note 14. Income Taxes

As of the second quarter of 2022, our estimated annual effective tax rate, which excludes discrete tax impacts, was 24.4%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The estimated annual effective tax rate also considers the impact of the establishment of a valuation allowance related to a deferred tax asset arising from the anticipated 2022 Ukraine loss. Our 2022 second quarter effective tax rate of 23.4% was favorably impacted by discrete net tax benefits of $2 million. The discrete net tax benefit primarily consisted of a net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and an expense from tax law changes in various jurisdictions. Our effective tax rate for the six months ended June 30, 2022 of 22.6% was favorably impacted by discrete net tax benefits of $64 million primarily driven by the Chipita acquisition.

As of the second quarter of 2021, our estimated annual effective tax rate, which excluded discrete tax impacts, was 23.7%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2021 second quarter effective tax rate of 45.9% was unusually high due to a $128 million tax expense incurred in connection with the KDP share sale that occurred during the second quarter (the related gain is reported separately in our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our second quarter effective tax rate was 31.1%, reflecting a discrete net tax expense of $81 million. The discrete net tax expense primarily consisted of a $95 million net tax expense from the increase of our deferred tax liabilities resulting from tax legislation enacted during the second quarter (mainly in the United Kingdom), partially offset by a $11 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions. Our effective tax rate for the six months ended June 30, 2021 of 30.9% was also unusually high due to the $128 million net tax expense incurred in connection with the KDP share sale. Excluding this impact, our effective tax rate for the six months ended June 30, 2021 was 24.5%, which was unfavorably impacted by discrete net tax expense of $15 million, primarily driven by $99 million net tax expense from the increase of our deferred tax liabilities resulting from enacted tax legislation (mainly in the United Kingdom) partially offset by a $43 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $27 million benefit from a U.S. amended tax return filed to reflect new guidance from the U.S. Treasury Department.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Net earnings	$748	$1,079	$1,609	$2,047
Noncontrolling interest earnings	(1)	(1)	(7)	(8)
Net earnings attributable to Mondelēz International	$747	$1,078	$1,602	$2,039
Weighted-average shares for basic EPS	1,382	1,407	1,385	1,410
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	7	9	8	9
Weighted-average shares for diluted EPS	1,389	1,416	1,393	1,419
Basic earnings per share attributable to Mondelēz International	$0.54	$0.77	$1.16	$1.45
Diluted earnings per share attributable to Mondelēz International	$0.54	$0.76	$1.15	$1.44

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 3.4 million in the second quarter of 2022 and 3.4 million in the second quarter of 2021 and 2.7 million in the first six months of 2022 and 3.6 million in the first six months of 2021.

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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net revenues:
Latin America	$876	$669	$1,702	$1,338
AMEA	1,535	1,452	3,402	3,197
Europe	2,626	2,474	5,561	5,321
North America	2,237	2,047	4,373	4,024
Net revenues	$7,274	$6,642	$15,038	$13,880
Earnings before income taxes:
Operating income:
Latin America	$90	$54	$193	$130
AMEA	211	213	483	575
Europe	380	413	757	970
North America	454	299	872	569
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(109)	20	(82)	138
General corporate expenses	(62)	(78)	(112)	(142)
Amortization of intangible assets	(32)	(32)	(64)	(70)
Gain on acquisition	—	—	—	9
Acquisition-related costs	(5)	(17)	(26)	(24)
Operating income	927	872	2,021	2,155
Benefit plan non-service income	30	54	63	98
Interest and other expense, net	(98)	(58)	(266)	(276)
Earnings before income taxes	$859	$868	$1,818	$1,977

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

Net revenues by product category were:

	For the Three Months Ended June 30, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$255	$568	$1,001	$1,901	$3,725
Chocolate	243	536	1,140	60	1,979
Gum & Candy	193	201	170	276	840
Beverages	92	144	24	—	260
Cheese & Grocery	93	86	291	—	470
Total net revenues	$876	$1,535	$2,626	$2,237	$7,274

	Three Months Ended June 30, 2021 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$197	$509	$849	$1,778	$3,333
Chocolate	181	475	1,137	54	1,847
Gum & Candy	129	215	154	215	713
Beverages	82	146	27	—	255
Cheese & Grocery	80	107	307	—	494
Total net revenues	$669	$1,452	$2,474	$2,047	$6,642

	For the Six Months Ended June 30, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$479	$1,225	$1,952	$3,700	$7,356
Chocolate	491	1,242	2,652	137	4,522
Gum & Candy	365	404	322	536	1,627
Beverages	194	341	56	—	591
Cheese & Grocery	173	190	579	—	942
Total net revenues	$1,702	$3,402	$5,561	$4,373	$15,038

	Six Months Ended June 30, 2021 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$374	$1,092	$1,659	$3,514	$6,639
Chocolate	373	1,145	2,681	117	4,316
Gum & Candy	260	409	302	393	1,364
Beverages	176	326	60	—	562
Cheese & Grocery	155	225	619	—	999
Total net revenues	$1,338	$3,197	$5,321	$4,024	$13,880

(1)     Our snack product categories include biscuits, chocolate and gum & candy. During the first quarter of 2022, we realigned some of our products between our biscuits and chocolate categories; as such, we reclassified the product category net revenues on a basis consistent with the 2022 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We make and sell primarily snacks, including biscuits, chocolate, gum & candy as well as various cheese & grocery and powdered beverage products around the world.

We aim to be the global leader in snacking. In May 2022, we announced the evolution of our strategy to drive long-term growth by focusing on four strategic pillars and priorities: accelerating consumer-centric growth, driving operational excellence, creating a winning growth culture and scaling sustainable snacking. We also announced our plans to reshape our portfolio, with a focus on extending our leadership positions in chocolate and biscuits as well as baked snacks. We seek to further enable our growth by investing in our strong and inclusive talent, brand portfolio and digital technologies and skills, as well as our sales and marketing capabilities. We believe the successful implementation of our strategic priorities and leveraging of our strong foundation of iconic global and local brands, an attractive global footprint, our market leadership in developed and emerging markets, our deep innovation, marketing and distribution capabilities, and our efficiency and sustainability efforts, will drive top- and bottom-line growth, enabling us to continue to create long-term value for our shareholders.

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

In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. In connection with the damage to these plants and impairment of other assets, primarily inventory, other plant, property and equipment, as well as increased allowances on our receivables, during the first quarter of 2022, we recorded $143 million of charges directly incurred as a result of the war in Ukraine, including an accrual for continued compensation for our employees in Ukraine (see Note 1, Basis of Presentation, to the condensed consolidated financial statements, and refer to Items Affecting Comparability of Financial Results for additional information.) We have increased operations and continue to provide resources in other primarily European manufacturing and distribution facilities to seek to continue supplying our Ukraine business's customers and consumers across Europe.

During the second quarter of 2022, the war continued through parts of Ukraine. Our Trostyanets plant continues to be significantly damaged. In our Vyshhorod plant, we made and continue to make targeted repairs. We relaunched our systems and implemented additional safety and security measures. In late June, we decided to partially reopen the Vyshhorod plant and restart limited potato chip production. During the second quarter of 2022, we reversed approximately $15 million of previously recorded charges as a result of higher than expected collection of trade receivables and inventory recoveries.

As a food company, we continue to work to support the continuity of food supply and provide packaged foods to consumers. We have discontinued new capital investments and suspended our advertising spending in Russia, but as a food company with more than 2,500 employees in Russia, we have not ceased operations given we believe we play a role in the continuity of the food supply. We are required to comply with applicable international sanctions and other measures that have been or may be imposed on Russian entities. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis, and we continue to consolidate both our Ukrainian and Russian subsidiaries. Prior to the onset of the war, Ukraine generated 0.5% and Russia generated 2.9% of 2021 consolidated net revenues. The war has not had a material impact on our Russian entities during the first six months of 2022.

We provide more information on risks related to the war in Ukraine in our Financial Outlook and Commodity Trends section, Item 3. Quantitative and Qualitative Disclosures about Market Risk and under Item 1A, Risk Factors.

COVID-19

In the third year of the COVID-19 global pandemic, our main priority remains the safety of our employees as well as continuing to help maintain the global food supply. During the pandemic, we experienced an overall increase in demand and revenue growth as consumers increased their food purchases for in-home consumption in many markets, while parts of our business were negatively affected by related lockdowns and restrictions. In late 2021, global supply chain, transportation and labor issues escalated and we experienced significantly higher operating costs, including higher overall raw material, transportation, labor and energy costs that have continued to rise in 2022 as the pandemic continues to affect global markets and operations.

During the first six months of 2022, our net revenues continued to increase with growth of 8.3% and Organic Net Revenue growth of 10.7%, compared to the first six months of 2021. In the first half of 2022, we continued to see increased demand primarily for our snack category products and revenue growth in both our emerging and developed markets relative to the first half of 2021. We continued to also experience significantly higher operating costs. See additional details on our results in our Discussion and Analysis of Historical Results.

During the pandemic, we continued to closely monitor our cash position and cash flows and worked to increase our access to financing. As of June 30, 2022, our liquidity remains strong. During the first quarter of 2022, we funded our acquisition of Chipita (see additional information below) and issued $2 billion of long-term debt, refinancing approximately $2 billion of tendered and redeemed debt (refer to Note 8, Debt and Borrowing Arrangements for details) ahead of a 2022 rising interest rate environment. We generated $2.0 billion of cash from operations, ending the quarter with cash and cash equivalents of $1.9 billion as of June 30, 2022. We also had $9 billion of unused credit facilities available as of June 30, 2022 as well as ongoing access to additional financing as evidenced by the incremental term loan facility we entered into and announced on July 11, 2022. Our JDE Peet's and KDP equity method investments also give us additional financial flexibility.

We will continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and business risks as well as prioritize and support our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets. We intend to continue to execute on our new strategic and operating plans as the situation evolves. We seek to further our strategic priorities and position the Company to withstand the current uncertainties and emerge stronger.

Acquisitions and Divestitures

During the second quarter of 2022, we announced the planned acquisitions of Clif Bar & Company ("Clif Bar") and Ricolino. Refer to Financial Outlook below and Note 2, Acquisitions and Divestitures, for additional details. In the second quarter, we also announced our intention to divest our developed market gum and global Halls candy businesses.

On January 3, 2022, we closed on our acquisition of Chipita Global S.A. ("Chipita"), which is a strategic complement to our existing snacks portfolio and advances our strategy to become the global leader in broader snacking. We paid cash consideration of €1.2 billion ($1.4 billion), net of cash received, and we assumed and paid down €0.4 billion ($0.4 billion) of Chipita's debt in January for a total purchase price of approximately €1.7 billion ($1.8 billion). Refer to our Discussion and Analysis of Historical Results for more information on the impact of the acquisition on our results and refer to Note 2, Acquisitions and Divestitures, for additional details on the acquisition.

JDE Peet's and KDP Equity Method Investment Transactions

JDE Peet's
On May 8, 2022, we sold approximately 18.6 million JDE Peet's shares directly back to JDE Peet's, which reduced our ownership interest to 19.8%. We received €500 million ($529 million) of proceeds and recorded a loss of €8 million ($8 million) on this sale during the second quarter of 2022.

KDP
On June 7, 2021, we participated in a secondary offering of KDP shares and sold approximately 28 million shares, which reduced our ownership interest to 6.4% of the total outstanding shares. We received $997 million of proceeds and recorded a pre-tax gain of $520 million (or $392 million after-tax) during the second quarter of 2021. The cash taxes associated with the KDP share sales were paid in late 2021.

Summary of Results

•Net revenues increased 9.5% to $7.3 billion in the second quarter of 2022 and increased 8.3% to $15.0 billion in the first six months of 2022 as compared to the same period in the prior year. In the second quarter and first six months of 2022, our net revenue growth continued to reflect increased demand for most of our snack category products in both our emerging and developed markets relative to 2021. Overall, our net revenue growth in the second quarter and first six months of 2022 was driven by higher net pricing, favorable volume/mix and incremental net revenues from acquisitions, partially offset by unfavorable currency translation and the impact of a prior-year divestiture.

•Organic Net Revenue, a non-GAAP financial measure, increased 13.1% to $7.5 billion in the second quarter of 2022 and increased 10.7% to $15.4 billion in the first six months of 2022 as compared to same period in the prior year. During the second quarter and first six months of 2022, Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Refer to our Discussion and Analysis of Historical Results below for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•Diluted EPS attributable to Mondelēz International decreased 28.9% to $0.54 in the second quarter of 2022 and decreased 20.1% to $1.15 in the first six months of 2022 as compared to the same period in the prior year.
–Diluted EPS decreased in the second quarter of 2022, primarily driven by lapping a prior-year net gain on equity method transactions, an unfavorable year-over-year change in mark-to-market impacts from currency and commodity derivatives and higher acquisition integration costs, partially offset by lower Simplify to Grow program costs, lower negative impacts from enacted tax law changes, lapping a prior-year intangible asset impairment charge, lapping a prior-year unfavorable impact of pension participation changes and an increase in Adjusted EPS.
–Diluted EPS decreased during the first six months of 2022, primarily driven by lapping prior-year net gain on equity method transactions, unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives, incremental costs incurred due to the war in Ukraine, higher intangible asset impairment charges, higher acquisition integration costs and contingent consideration adjustments and higher acquisition-related costs, partially offset by lower Simplify to Grow program costs, lower negative impacts from enacted tax law changes, lower equity method investee items and an increase in Adjusted EPS.

•Adjusted EPS, a non-GAAP financial measure, increased 1.5% to $0.67 in the second quarter of 2022 and increased 3.4% to $1.50 in the first six months of 2022 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS increased 9.1% to $0.72 in the second quarter of 2022 and up 11.7% to $1.62 in the first six months of 2022 as compared to the same periods in the prior year.
–Adjusted EPS increased in the second quarter of 2022, primarily driven by operating gains, lower taxes and fewer shares outstanding, mostly offset by unfavorable currency translation, higher interest expense and lower equity method investment earnings.
–Adjusted EPS increased during the first six months of 2022, primarily driven by operating gains, fewer shares outstanding and lower interest expense, partially offset by unfavorable currency translation, lower benefit plan non-service income, higher taxes primarily due to lower net benefits from non-recurring discrete tax items and lower equity method investment earnings.
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

•Market conditions. Snack categories continued to grow in the first six months of 2022. This is consistent with the latest findings in the third annual State of Snacking report, commissioned by Mondelēz International and issued in January 2022. The research report was conducted in conjunction with consumer poll specialist The Harris Poll and summarizes the findings from interviews with thousands of consumers across 12 countries. The report underscores the growth of snacking worldwide and how behavior, sentiment and routines surrounding food are being reshaped by factors such as the COVID-19 pandemic. Snacking, which was already increasing among consumers, continues to grow as we noted in our latest Annual Report on Form 10-K. Our outlook for future snacks revenue growth remains strong, but we anticipate some volatility in revenues while current events and conditions continue. As the COVID-19 pandemic, war in Ukraine and related impacts continue, we could see shifts in consumer demand and in our sales and product mix that could have a negative impact on our results. We continue to monitor volatility across markets, including global consumer, energy and other commodity, transportation, labor, currency and capital markets. We expect greater inflation, including input cost volatility and a higher aggregate cost environment to continue in 2022, as the war in Ukraine, the pandemic, supply chain disruptions (affecting the availability of raw materials, packaging, transportation and other costs), rising energy costs, labor shortages, adverse weather events and conditions and other factors are expected to continue. Refer also to Commodity Trends and Item 3, Quantitative and Qualitative Disclosures about Market Risk.
•War in Ukraine. We expect to experience heightened volatility and higher costs in international supply chains and global markets (including energy and other commodities, currencies and capital markets) in connection with the war in Ukraine with related negative impacts to our operating results that we cannot fully predict with certainty. We also expect increased inflationary pressures that will adversely impact our operating costs, particularly as the war continues. Demand for our products may also be negatively impacted, particularly in those markets closest to Ukraine or other markets that are more vulnerable to consumer price increases. We have expanded operations in other European facilities and are adapting to continue supplying the majority of our Ukraine business's customers and consumers across Europe. We continue to take action and evaluate additional ways to mitigate risks, including executing business continuity plans to cover products produced in Ukraine and taking actions to adjust product offerings, package sizes and pricing to help address rising costs. In addition, we may experience negative impacts to our business in Russia due to the war in Ukraine, including challenges to supply products as a result of sanctions or other supply chain challenges, reductions in consumer demand or local government actions that negatively impact our business. Our continued operating presence in Russia may result in negative publicity or consumer actions against our brands, which may have negative impacts on our business. We may also experience increased cyber attacks from state sponsored threat actors with ransomware or other type of malware attacks due to a heightened level of malicious cyber activity as a result of the War in Ukraine. While we are working to mitigate negative effects on our business, we may not be able to fully predict or respond to all of the direct or indirect impacts on our business on a timely basis to prevent adverse impacts to our results. We also continue to monitor the situation in Russia and any risks to our employees, operations or assets. Any ongoing or new developments in the war could have a material negative effect on our business and results in the future.
•COVID-19. As described above, we continue to monitor and respond to the COVID-19 pandemic. Since its inception, it has had a material negative effect on the global and local economies and could have a material negative effect on our business and results in the future, particularly if there are significant adverse changes to consumer demand, product mix or operating costs; significant disruptions to the supply, production or distribution of our products; or deterioration of the credit or financial stability of our customers and other business partners. Disruptions or our failure to effectively respond to them could further increase product or distribution costs and prices and negatively affect operations and results. Although we hedge to mitigate exposures to commodity and other input cost increases, we cannot fully hedge against all cost increases and changes in costs, and our hedging strategies may not protect us from increases in specific raw materials or other costs. We also may not be able to adjust pricing timely or fully, and this may negatively affect our revenue, margins or earnings. If a significant economic or credit deterioration occurs, it could impair credit availability and our ability to raise capital when needed. A significant disruption in the financial markets may also have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties for a number of our derivative contracts. As we continue to manage operations during the pandemic, we will continue to prioritize the safety of our employees and consumers and we may continue to incur increased labor, customer service, commodity, transportation and other costs. We are working to mitigate negative impacts to our business from the COVID-19 pandemic, but we may not be able to fully predict or respond to all impacts on a timely basis to prevent adverse impacts to our results. Any of these and other developments could materially harm our business, results of operations and financial condition.
•Clif Bar acquisition. On June 20, 2022, we announced an agreement to acquire Clif Bar for approximately $2.9 billion. The acquisition of Clif Bar includes a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain revenue and earnings targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The possible payments range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of the base financial projections. In connection with this acquisition, we expect to generate a meaningful cash tax benefit over time from the amortization of acquisition-related intangibles. The acquisition is subject to customary closing conditions and regulatory reviews and is expected to close in the third quarter of 2022. Refer to Note 2, Acquisitions and Divestitures, and Liquidity and Capital Resources for additional details.
•Ricolino acquisition. On April 24, 2022, we entered into an agreement with Grupo Bimbo to acquire Ricolino, its confectionery business located primarily in Mexico for a purchase price of approximately $1.3 billion, subject to closing purchase price adjustments. The transaction is subject to relevant antitrust approvals and closing conditions and is expected to close in the second half of 2022. Refer to Note 2, Acquisitions and Divestitures, and Liquidity and Capital Resources for additional details.
•Planned Divestiture of our developed market gum and global Halls candy businesses. In May 2022, we announced our intention to divest these businesses. In the third quarter of 2022, we will formally begin to seek potential buyers for these businesses.
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
•Türkiye, Argentina and currency volatility. During the first quarter of 2022, currency exchange rate volatility increased. We discuss currency impacts on our results in our Discussion and Analysis of Historical Results. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, during the first quarter of 2022, we concluded that Türkiye became a highly inflationary economy for accounting purposes. As of April 1, 2022, we apply highly inflationary accounting for our subsidiaries operating in Türkiye and changed their functional currency from the Turkish lira to the U.S. dollar. Our operations in Türkiye contributed $90 million or 0.6% of our condensed consolidated net revenues in the six months ended June 30, 2022. Within selling, general and administrative expenses, we recorded a remeasurement loss of less than $1 million during the three months ended June 30, 2022 related to the revaluation of the Turkish lira denominated net monetary position during the quarter. We also continue to apply highly inflationary accounting for our Argentinean subsidiaries. We recorded a remeasurement loss of $10 million during the three months and $15 million during the six months ended June 30, 2022 within selling, general and administrative expenses related to the revaluation of our Argentinean peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Turkish lira and Argentinean pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of Türkiye and Argentina highly inflationary accounting on future net earnings.

•U.K. advertising and promotion ban. In the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds is expected to go into effect in 2023, and new measures restricting certain promotions and in-store placement of some of those products are expected to go into effect in October 2022. Although we are unable to estimate precisely the impact of the restrictions, they could significantly negatively affect our U.K. results of operations in 2022 and thereafter. In the six months ended June 30, 2022, we generated 8.1% of our consolidated net revenues in the U.K.
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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2022	2021	2022	2021
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(4)	$(100)	$(15)	$(188)
Implementation charges		(19)	(33)	(39)	(67)
Intangible asset impairment charges	Note 5	—	(32)	(78)	(32)
Mark-to-market (losses)/gains from derivatives (1)	Note 9	(128)	17	(100)	134
Acquisitions and divestiture-related costs:	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		(37)	(2)	(72)	(3)
Acquisition-related costs		(5)	(17)	(26)	(24)
Gain on acquisition		—	—	—	9
Divestiture-related costs		(5)	—	(6)	—
Incremental costs due to war in Ukraine (2)	Note 1	15	—	(128)	—
Remeasurement of net monetary position	Note 1	(10)	(3)	(15)	(8)
Impact from pension participation changes (1)	Note 10	(2)	(33)	(5)	(37)
Impact from resolution of tax matters (1)	Note 12	—	7	—	7
Loss on debt extinguishment and related expenses	Note 8	—	—	(129)	(137)
Initial impacts from enacted tax law changes	Note 14	(9)	(95)	(9)	(99)
(Loss)/gain on equity method investment transactions (3)		(8)	502	(13)	495
Equity method investee items (4)		12	(5)	13	(62)
Effective tax rate	Note 14	23.4%	45.9%	22.6%	30.9%

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
(3)(Loss)/gain on equity method investment transactions is recorded outside pre-tax operating results on the condensed consolidated statement of earnings. See footnote (1) as mark-to-market gains/(losses) on our equity method-investment-related derivative contracts are presented in the table above within mark-to-market gains/(losses) from derivatives.
(4)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, including acquisition and divestiture-related costs and restructuring program costs.

Consolidated Results of Operations

Three Months Ended June 30:

	For the Three Months Ended June 30,
	2022	2021	$ change	% change
	(in millions, except per share data)
Net revenues	$7,274	$6,642	$632	9.5%
Operating income	927	872	55	6.3%
Net earnings attributable to Mondelēz International	$747	$1,078	$(331)	(30.7)%
Diluted earnings per share attributable to Mondelēz International	$0.54	$0.76	$(0.22)	(28.9)%

Net Revenues – Net revenues increased $632 million (9.5%) to $7,274 million in the second quarter of 2022, and Organic Net Revenue (1) increased $866 million (13.1%) to $7,494 million. Developed markets net revenues increased 2.7% and developed markets Organic Net Revenue increased 8.1% (1). Emerging markets net revenues increased 22.4% and emerging markets Organic Net Revenue increased 22.5% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2022
Change in net revenues (by percentage point)
Total change in net revenues	9.5%
Remove the following items affecting comparability:
Unfavorable currency	6.4	pp
Impact of divestiture	0.2	pp
Impact of acquisition	(3.0)	pp
Total change in Organic Net Revenue (1)	13.1%
Higher net pricing	8.0	pp
Favorable volume/mix	5.1	pp
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 9.5% was driven by our underlying Organic Net Revenue growth of 13.1% and the impact of an acquisition, partially offset by unfavorable currency translation and the impact of a prior-year divestiture. Overall, we continued to see increased demand for our snack category products. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2021 as well as the effects of input cost-driven pricing actions taken during the first six months of 2022. Favorable volume/mix was driven primarily by strong volume gains across our snack category products. The January 3, 2022 acquisition of Chipita added incremental net revenues of $198 million (constant currency basis). Unfavorable currency impacts decreased net revenues by $418 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Turkish lira, Argentinean peso, Australian dollar, Polish zloty, Indian rupee and Swedish krona, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Russian ruble and Brazilian real. The impact of the November 1, 2021 divestiture of the packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food, resulted in a year-over-year decline in net revenues of $14 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income increased $55 million (6.3%) to $927 million in the second quarter of 2022. Adjusted Operating Income (1) increased $25 million (2.3%) to $1,100 million and Adjusted Operating Income on a constant currency basis (1) increased $91 million (8.5%) to $1,166 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended June 30, 2021	$872
Simplify to Grow Program (2)	132
Intangible asset impairment charge (3)	32
Mark-to-market gains from derivatives (4)	(20)
Acquisition integration costs and contingent consideration adjustments (5)	2
Acquisition-related costs (5)	17
Operating income from divestiture (5)	(2)
Remeasurement of net monetary position (6)	3
Impact from pension participation changes (7)	44
Impact from resolution of a tax matter (8)	(5)
Adjusted Operating Income (1) for the Three Months Ended June 30, 2021	$1,075
Higher net pricing	532
Higher input costs	(436)
Favorable volume/mix	112
Higher selling, general and administrative expenses	(127)
Lower amortization of intangible assets	1
Impact from acquisition (5)	9
Total change in Adjusted Operating Income (constant currency) (1)	91	8.5%
Unfavorable currency translation	(66)
Total change in Adjusted Operating Income (1)	25	2.3%
Adjusted Operating Income (1) for the Three Months Ended June 30, 2022	$1,100
Simplify to Grow Program (2)	(22)
Mark-to-market losses from derivatives (4)	(109)
Acquisition integration costs and contingent consideration adjustments (5)	(37)
Acquisition-related costs (5)	(5)
Divestiture-related costs (5) (9)	(5)
Incremental costs due to war in Ukraine (6)	15
Remeasurement of net monetary position (6)	(10)
Operating Income for the Three Months Ended June 30, 2022	$927	6.3%
(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 9, Financial Instruments, and the Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the January 3, 2022 acquisition of Chipita, the November 1, 2021 sale of MaxFoods Pty Ltd, the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade and the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings.
(6)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina and Türkiye.
(7)Refer to Note 10, Benefit Plans, for more information.
(8)Refer to Note 12, Commitments and Contingencies, for more information.
(9)Divestiture-related costs includes costs incurred associated with our publicly-announced processes to divest our Developed Markets gum and Global Halls businesses.

During the second quarter of 2022, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2021 as well as the effects of input cost-driven pricing actions taken during the first six months of 2022, was reflected across all regions. Favorable volume/mix was driven by Europe, AMEA and Latin America, partially offset by unfavorable volume/mix in North America. Overall volume/mix benefited from strong volume growth due to continued increased demand for our snack category products. The increase in input costs was driven by higher raw material costs as well as increased manufacturing costs. Higher raw material costs were in part due to higher packaging, dairy, edible oils, energy, sugar, nuts and other ingredient costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower cocoa and grain costs.

Total selling, general and administrative expenses increased $83 million from the second quarter of 2021, due to a number of factors noted in the table above, including in part, the impact of acquisitions, higher acquisition integration costs, higher remeasurement of net monetary position, lapping the prior-year favorable impact from the resolution of a tax matter and divestiture-related costs incurred in 2022, which were offset by a favorable currency impact related to expenses, lapping the prior-year unfavorable impact from pension participation changes, lower acquisition-related costs, a decrease of allowance and inventory reserves associated with incremental costs due to the war in Ukraine and lower implementation costs incurred for the Simplify to Grow Program. Excluding these factors, selling, general and administrative expenses increased $127 million from the second quarter of 2021. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route-to-market capabilities.

Unfavorable currency changes decreased operating income by $66 million due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling and Turkish lira, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Russian ruble and Brazilian real.

Operating income margin decreased from 13.1% in the second quarter of 2021 to 12.7% in the second quarter of 2022. The decrease was driven primarily by unfavorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, lower Adjusted Operating Income margin, higher acquisition integration costs and higher remeasurement of net monetary position, partially offset by lower Simplify to Grow program costs, lapping of prior-year unfavorable impact of pension participation changes, lapping a prior-year intangible asset impairment charge and lower acquisition-related costs. Adjusted Operating Income margin decreased from 16.2% for the second quarter of 2021 to 15.1% for the second quarter of 2022. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing and overhead cost leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $747 million decreased by $331 million (30.7%) in the second quarter of 2022. Diluted EPS attributable to Mondelēz International was $0.54 in the second quarter of 2022, down $0.22 (28.9%) from the second quarter of 2021. Adjusted EPS (1) was $0.67 in the second quarter of 2022, up $0.01 (1.5%) from the second quarter of 2021. Adjusted EPS on a constant currency basis (1) was $0.72 in the second quarter of 2022, up $0.06 (9.1%) from the second quarter of 2021.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2021	$0.76
Simplify to Grow Program (2)	0.07
Intangible asset impairment charge (2)	0.02
Mark-to-market gains from derivatives (2)	(0.02)
Acquisition-related costs (2)	0.01
Impact from pension participation changes (2)	0.02
Initial impacts from enacted tax law changes (3)	0.07
Gain on equity method investment transactions (4)	(0.27)
Adjusted EPS (1) for the Three Months Ended June 30, 2021	$0.66
Increase in operations	0.04
Decrease in equity method investment net earnings	(0.01)
Impact from acquisition (2)	0.01
Changes in interest and other expense, net (5)	(0.01)
Changes in income taxes (3)	0.02
Changes in shares outstanding (6)	0.01
Adjusted EPS (constant currency) (1) for the Three Months Ended June 30, 2022	$0.72
Unfavorable currency translation	(0.05)
Adjusted EPS (1) for the Three Months Ended June 30, 2022	$0.67
Simplify to Grow Program (2)	(0.01)
Mark-to-market losses from derivatives (2)	(0.08)
Acquisition integration costs and contingent consideration adjustments (2)	(0.03)
Remeasurement of net monetary position (2)	(0.01)
Incremental costs due to war in Ukraine (2)	0.01
Initial impacts from enacted tax law changes (3)	(0.01)
Loss on equity method investment transactions (4)	(0.01)
Equity method investee items (7)	0.01
Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2022	$0.54
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information.
(3)Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.
(4)Refer to Note 6, Equity Method Investments, for more information on gain/loss on equity method investment transactions.
(5)Excludes the currency impact on interest expense related to non-U.S. dollar-denominated debt, which is included in currency translation.
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

Six Months Ended June 30:

	For the Six Months Ended June 30,
	2022	2021	$ change	% change
	(in millions, except per share data)
Net revenues	$15,038	$13,880	$1,158	8.3%
Operating income	2,021	2,155	(134)	(6.2)%
Net earnings attributable to Mondelēz International	$1,602	$2,039	$(437)	(21.4)%
Diluted earnings per share attributable to Mondelēz International	$1.15	$1.44	$(0.29)	(20.1)%

Net Revenues – Net revenues increased $1,158 million (8.3%) to $15,038 million in the first six months of 2022, and Organic Net Revenue (1) increased $1,485 million (10.7%) to $15,351 million. Developed markets net revenues increased (2.7%) and developed markets Organic Net Revenue increased (6.0%) (1). Emerging markets net revenues increased (18.8%) and emerging markets Organic Net Revenue increased (19.4%) (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2022
Change in net revenues (by percentage point)
Total change in net revenues	8.3%
Add back the following items affecting comparability:
Unfavorable currency	5.1	pp
Impact of divestiture	0.2	pp
Impact of acquisitions	(2.9)	pp
Total change in Organic Net Revenue (1)	10.7%
Higher net pricing	6.4	pp
Favorable volume/mix	4.3	pp
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 8.3% was driven by our underlying Organic Net Revenue growth of 10.7% and the impact of acquisitions, partially offset by unfavorable currency translation and the impact of a prior-year divestiture. Overall, we continued to see increased demand for our snack category products. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2021 as well as the effects of input cost-driven pricing actions taken during the first six months of 2022. Favorable volume/mix was driven primarily by strong volume gains primarily across our snack category products. The January 3, 2022 acquisition of Chipita added incremental net revenues of $367 million (constant currency basis), the April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $15 million (constant currency basis) and the March 25, 2021 acquisition of Grenade added incremental net revenues of $22 million (constant currency basis). Unfavorable currency impacts decreased net revenues by $717 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Turkish lira, Argentinean peso, Australian dollar, Polish zloty, Indian rupee and Swedish krona, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Brazilian real. The impact of the November 1, 2021 divestiture of the packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food, resulted in a year-over-year decline in net revenues of $14 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income decreased $134 million (6.2%) to $2,021 million in the first six months of 2022. Adjusted Operating Income (1) increased $111 million (4.7%) to $2,478 million and Adjusted Operating Income on a constant currency basis (1) increased $266 million (11.2%) to $2,633 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Six Months Ended June 30, 2021	$2,155
Simplify to Grow Program (2)	254
Intangible asset impairment charge (3)	32
Mark-to-market gains from derivatives (4)	(138)
Acquisition integration costs and contingent consideration adjustments (5)	3
Acquisition-related costs (5)	24
Gain from acquisition (5)	(9)
Operating income from divestiture (5)	(2)
Remeasurement of net monetary position (6)	8
Impact from pension participation changes (7)	45
Impact from resolution of tax matters (8)	(5)
Adjusted Operating Income (1) for the Six Months Ended June 30, 2021	2,367
Higher net pricing	881
Higher input costs	(627)
Favorable volume/mix	191
Higher selling, general and administrative expenses	(203)
Lower amortization of intangible assets	8
Impact from acquisitions (5)	16
Total change in Adjusted Operating Income (constant currency) (1)	266	11.2%
Unfavorable currency translation	(155)
Total change in Adjusted Operating Income (1)	111	4.7%
Adjusted Operating Income (1) for the Six Months Ended June 30, 2022	$2,478
Simplify to Grow Program (2)	(53)
Intangible asset impairment charge (3)	(78)
Mark-to-market losses from derivatives (4)	(82)
Acquisition integration costs and contingent consideration adjustments (5)	(69)
Acquisition-related costs (5)	(26)
Divestiture-related costs (5) (9)	(6)
Incremental costs due to war in Ukraine (6)	(128)
Remeasurement of net monetary position (6)	(15)
Operating Income for the Six Months Ended June 30, 2022	$2,021	(6.2)%
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
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the January 3, 2022 acquisition of Chipita, the November 1, 2021 sale of MaxFoods Pty Ltd, the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade and the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings.
(6)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina and Türkiye.
(7)Refer to Note 10, Benefit Plans, for more information.
(8)Refer to Note 12, Commitments and Contingencies, for more information.
(9)Divestiture-related costs includes costs incurred associated with our publicly-announced processes to divest our Developed Markets gum and Global Halls businesses.

During the first six months of 2022, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2021 as well as the effects of input cost-driven pricing actions taken during the first six months of 2022, was reflected in all regions. Favorable volume/mix was driven by Europe, AMEA and Latin America, which was partially offset by unfavorable volume/mix in North America. Overall volume/mix benefited from strong volume growth due to continued increased demand for our snack category products. The increase in input costs was driven by higher raw material costs as well as higher manufacturing costs. Higher raw material costs were in part due to higher packaging, dairy, edible oils, energy, grains, sugar, nuts and other ingredient costs, partially offset by favorable year-over-year currency exchange transaction costs on imported materials and lower cocoa costs.

Total selling, general and administrative expenses increased $212 million from the first six months of 2021, due to a number of factors noted in the table above, including in part, the impact of acquisitions, higher acquisition integration costs, incremental costs due to the war in Ukraine, higher remeasurement of net monetary position, lapping the prior-year favorable impact from the resolution of a tax matter, divestiture-related costs incurred in 2022, and higher acquisition-related costs, which were partially offset by a favorable currency impact related to expenses, lapping the prior-year unfavorable impact from pension participation changes and lower implementation costs incurred for the Simplify to Grow Program. Excluding these factors, selling, general and administrative expenses increased $203 million from the first six months of 2021. The increase was driven primarily by higher advertising and consumer promotion costs and higher overheads in part due to increased investments in route-to-market capabilities.

Unfavorable currency changes decreased operating income by $155 million due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, Russian ruble, British pound sterling, Turkish lira, Argentinian peso, Australian dollar, Indian rupee and Swedish krona, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Brazilian real.

Operating income margin decreased from 15.5% in the first six months of 2021 to 13.4% in the first six months of 2022. The decrease in operating income margin was driven primarily by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, incremental costs due to the war in Ukraine, lower Adjusted Operating Income margin, higher intangible asset impairment charges, higher acquisition integration costs, divestiture-related costs incurred in 2022 and higher remeasurement of net monetary position, partially offset by lower costs for the Simplify to Grow Program and lapping the prior-year unfavorable impact from pension participation changes. Adjusted Operating Income margin decreased from 17.1% for the first six months of 2021 to 16.5% for the first six months of 2022. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing and overhead cost leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,602 million decreased by $437 million (21.4%) in the first six months of 2022. Diluted EPS attributable to Mondelēz International was $1.15 in the first six months of 2022, down $0.29 (20.1%) from the first six months of 2021. Adjusted EPS (1) was $1.50 in the first six months of 2022, up $0.05 (3.4%) from the first six months of 2021. Adjusted EPS on a constant currency basis (1) was $1.62 in the first six months of 2022, up $0.17 (11.7%) from the first six months of 2021.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2021	$1.44
Simplify to Grow Program (2)	0.13
Intangible asset impairment charge (2)	0.02
Mark-to-market gains from derivatives (2)	(0.08)
Acquisition-related costs (2)	0.01
Net earnings from divestitures (2)	(0.01)
Impact from pension participation changes (2)	0.02
Loss on debt extinguishment and related expenses (3)	0.07
Initial impacts from enacted tax law changes (4)	0.07
Gain on equity method investment transaction (5)	(0.26)
Equity method investee items (6)	0.04
Adjusted EPS (1) for the Six Months Ended June 30, 2021	$1.45
Increase in operations	0.14
Decrease in equity method investment net earnings	(0.01)
Impact from acquisition (2)	0.01
Changes in benefit plan non-service income	(0.01)
Changes in interest and other expense, net (7)	0.02
Changes in income taxes (4)	(0.01)
Changes in shares outstanding (8)	0.03
Adjusted EPS (constant currency) (1) for the Six Months Ended June 30, 2022	$1.62
Unfavorable currency translation	(0.12)
Adjusted EPS (1) for the Six Months Ended June 30, 2022	$1.50
Simplify to Grow Program (2)	(0.03)
Intangible asset impairment charge (2)	(0.04)
Mark-to-market losses from derivatives (2)	(0.06)
Acquisition integration costs and contingent consideration adjustments (2)	(0.02)
Acquisition-related costs (2)	(0.02)
Incremental costs due to war in Ukraine (2)	(0.09)
Remeasurement of net monetary position (2)	(0.01)
Loss on debt extinguishment and related expenses (3)	(0.07)
Initial impacts from enacted tax law changes (4)	(0.01)
Loss on equity method investment transactions (6)	(0.01)
Equity method investee items (6)	0.01
Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2022	$1.15
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information.
(3)Refer to Note 8, Debt and Borrowing Arrangements), for more information on the loss on debt extinguishment and related expenses.
(4)Refer to Note 14, Income Taxes, on the items affecting income taxes.
(5)Refer to Note 6, Equity Method Investments, for more information on the gain/(loss) on equity method investment transactions.
(6)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.
(7)Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt, which is included in currency translation.
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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net revenues:
Latin America	$876	$669	$1,702	$1,338
AMEA	1,535	1,452	3,402	3,197
Europe	2,626	2,474	5,561	5,321
North America	2,237	2,047	4,373	4,024
Net revenues	$7,274	$6,642	$15,038	$13,880
Earnings before income taxes:
Operating income:
Latin America	$90	$54	$193	$130
AMEA	211	213	483	575
Europe	380	413	757	970
North America	454	299	872	569
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(109)	20	(82)	138
General corporate expenses	(62)	(78)	(112)	(142)
Amortization of intangible assets	(32)	(32)	(64)	(70)
Gain on acquisition	—	—	—	9
Acquisition-related costs	(5)	(17)	(26)	(24)
Operating income	927	872	2,021	2,155
Benefit plan non-service income	30	54	63	98
Interest and other expense, net	(98)	(58)	(266)	(276)
Earnings before income taxes	$859	$868	$1,818	$1,977

Latin America

	For the Three Months Ended June 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$876	$669	$207	30.9%
Segment operating income	90	54	36	66.7%

	For the Six Months Ended June 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$1,702	$1,338	$364	27.2%
Segment operating income	193	130	63	48.5%

Three Months Ended June 30:

Net revenues increased $207 million (30.9%), due to higher net pricing (20.6 pp) and favorable volume/mix (12.4 pp), partially offset by unfavorable currency (2.1 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the region continued to see increased demand for our snack category products. Favorable volume/mix was driven by gains in gum, biscuits, chocolate, candy and cheese & grocery, partially offset by a decline in refreshment beverages. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, primarily the Argentinean peso, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Brazilian real.

Segment operating income increased $36 million (66.7%), primarily due to higher net pricing, favorable volume/mix, lower manufacturing costs due to productivity and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, higher remeasurement loss of net monetary position and lapping a prior-year favorable impact from the resolution of a tax matter.

Six Months Ended June 30:

Net revenues increased $364 million (27.2%), due to higher net pricing (18.8 pp) and favorable volume/mix (10.6 pp), partially offset by unfavorable currency (2.2 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the region continued to see increased demand for our snack category products. Favorable volume/mix was driven by gains in gum, chocolate, biscuits, gum, candy and cheese & grocery, partially offset by a decline in refreshment beverages. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, primarily the Argentinean peso, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Brazilian real.

Segment operating income increased $63 million (48.5%), primarily due to higher net pricing, favorable volume/mix, lower manufacturing costs due to productivity and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, higher remeasurement loss on net monetary position and lapping a prior-year favorable impact from the resolution of a tax matter.

AMEA

	For the Three Months Ended June 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$1,535	$1,452	$83	5.7%
Segment operating income	211	213	(2)	(0.9)%

	For the Six Months Ended June 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$3,402	$3,197	$205	6.4%
Segment operating income	483	575	(92)	(16.0)%

Three Months Ended June 30:

Net revenues increased $83 million (5.7%), due to favorable volume/mix (8.7 pp) and higher net pricing (4.5 pp), partially offset by unfavorable currency (6.5 pp) and the impact of a divestiture (1.0 pp). Favorable volume/mix reflected overall volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in chocolate, biscuits and candy, partially offset by declines in gum, cheese & grocery and refreshment beverages. Higher net pricing was reflected across all categories. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Indian rupee, South African rand, Philippine peso, Egyptian pound and Chinese yuan. The impact of the November 1, 2021 divestiture of the packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food, resulted in a year-over-year decline in net revenues of $14 million.

Segment operating income decreased $2 million (0.9%), primarily due to higher raw material costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses and unfavorable currency. These unfavorable items were mostly offset by higher net pricing, favorable volume/mix and lower manufacturing costs driven by productivity.

Six Months Ended June 30:

Net revenues increased $205 million (6.4%), due to favorable volume/mix (7.5 pp), higher net pricing (3.4 pp) and the impact of an acquisition (0.4 pp), partially offset by unfavorable currency (4.4 pp) and the impact of a divestiture (0.5 pp). Favorable volume/mix reflected overall volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in chocolate, biscuits, refreshment beverages and candy, partially offset by declines in cheese & grocery and gum. Higher net pricing was reflected across all categories. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $15 million (constant currency basis) in the first quarter of 2022. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Indian rupee, Philippine peso, South African Rand, Japanese yen and Egyptian pound. The impact of the November 1, 2021 divestiture of the packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food, resulted in a year-over-year decline in net revenues of $14 million.

Segment operating income decreased $92 million (16.0%), primarily due to higher raw material costs, an intangible asset impairment charge incurred in the first quarter of 2022, higher advertising and consumer promotion costs, unfavorable currency, higher other selling, general and administrative expenses and higher costs incurred for the Simplify to Grow Program. These unfavorable items were partially offset by higher net pricing, favorable volume/mix and lower manufacturing costs driven by productivity.

Europe

	For the Three Months Ended June 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$2,626	$2,474	$152	6.1%
Segment operating income	380	413	(33)	(8.0)%

	For the Six Months Ended June 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$5,561	$5,321	$240	4.5%
Segment operating income	757	970	(213)	(22.0)%

Three Months Ended June 30:

Net revenues increased $152 million (6.1%), due to the impact of an acquisition (7.6 pp), favorable volume/mix (5.9 pp) and higher net pricing (4.9 pp), partially offset by unfavorable currency (12.3 pp). The January 3, 2022 acquisition of Chipita added incremental net revenues of $189 million (constant currency basis) in the second quarter of 2022. Favorable volume/mix was driven by strong volume growth as we experienced increased demand for our snack category products and our world travel business grew as global travel continued to improve. Favorable volume/mix was driven by gains in chocolate, biscuits, candy, cheese & grocery and gum, partially offset by a decline in refreshment beverages. Higher net pricing was reflected across all categories. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies across the region, including the euro, British pound sterling, Turkish lira, Polish zloty and Swedish krona, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble.

Segment operating income decreased $33 million (8.0%), primarily due to higher raw material costs, unfavorable currency, acquisition integration costs incurred in the second quarter of 2022, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and higher manufacturing costs. These unfavorable items were partially offset by higher net pricing, favorable volume/mix, lapping the prior-year unfavorable impact of pension participation changes, a decrease in estimated allowances and reserves associated with incremental costs due to the war in Ukraine and the impact of an acquisition.

Six Months Ended June 30:

Net revenues increased $240 million (4.5%), due to the impact of acquisitions (7.0 pp), favorable volume/mix (4.5 pp) and higher net pricing (3.1 pp), partially offset by unfavorable currency (10.1 pp). The January 3, 2022 acquisition of Chipita added incremental net revenues of $351 million (constant currency basis) and the March 25, 2021 acquisition of Grenade added incremental net revenues of $22 million (constant currency basis) in the first six months of 2022. Favorable volume/mix was driven by strong volume growth as we experienced increased demand for our snack category products and our world travel business grew as global travel continued to improve. Favorable volume/mix was driven by gains in chocolate, biscuits, candy and gum, partially offset by declines in refreshment beverages and cheese & grocery. Higher net pricing was reflected across all categories except refreshment beverages. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies across the region, including the euro, British pound sterling, Turkish lira, Polish zloty, Swedish krona and Romanian leu.

Segment operating income decreased $213 million (22.0%), primarily due to higher raw material costs, unfavorable currency, incremental costs incurred due to the war in Ukraine, acquisition integration costs incurred in the first six months of 2022, higher other selling, general and administrative expenses and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing, favorable volume/mix, lapping the prior-year unfavorable impact of pension participation changes, the impact of acquisitions and lower costs incurred for the Simplify to Grow Program.

North America

	For the Three Months Ended June 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$2,237	$2,047	$190	9.3%
Segment operating income	454	299	155	51.8%

	For the Six Months Ended June 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$4,373	$4,024	$349	8.7%
Segment operating income	872	569	303	53.3%

Three Months Ended June 30:

Net revenues increased $190 million (9.3%), due to higher net pricing (10.2 pp) and the impact of an acquisition (0.5 pp), partially offset by unfavorable volume/mix (1.0 pp) and unfavorable currency (0.4 pp). Higher net pricing was reflected across all categories driven by pricing actions taken in the first six months of 2022. The January 3, 2022 acquisition of Chipita added incremental net revenues of $9 million in the second quarter of 2022. Unfavorable volume/mix was driven by a decline in biscuits which primarily reflected the impact of supply chain constraints on volume, partially offset by gains in candy, gum and chocolate. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $155 million (51.8%), primarily due to higher net pricing, lower costs incurred for the Simplify to Grow Program and lapping prior-year intangible asset impairment charges. These favorable items were partially offset by higher raw material costs, higher manufacturing costs, unfavorable volume/mix and higher advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues increased $349 million (8.7%), due to higher net pricing (8.9 pp) and the impact of an acquisition (0.4 pp), partially offset by unfavorable volume/mix (0.4 pp) and unfavorable currency (0.2 pp). Higher net pricing was reflected across all categories driven by pricing actions taken in the first six months of 2022. The January 3, 2022 acquisition of Chipita added incremental net revenues of $16 million in the first six months of 2022. Unfavorable volume/mix was driven by by a decline in biscuits which primarily reflected the impact of supply chain constraints on volume, mostly offset by gains in candy, chocolate and gum. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $303 million (53.3%), primarily due to higher net pricing, lower costs incurred for the Simplify to Grow Program and lapping a prior-year intangible asset impairment charge. These favorable items were partially offset by higher raw material costs, higher manufacturing costs, unfavorable volume/mix and higher advertising and consumer promotion costs.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit and term loan facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures, future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. We expect to continue to utilize our commercial paper program and available international credit lines as needed. We continually evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Our investments in JDE Peet's and KDP also provide us additional flexibility. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity, and we continue to monitor our operations in Europe and related effects from the war in Ukraine. To date, we have been successful in generating cash and raising financing as needed. However, if a serious economic or credit market crisis ensues or other adverse developments arise in connection with the COVID-19 pandemic, war in Ukraine or other circumstances, it could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Clif Bar and Ricolino Acquisitions
On June 20, 2022, we announced an agreement to acquire Clif Bar for approximately $2.9 billion. The acquisition of Clif Bar includes a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain revenue and earnings targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The possible payments range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of the base financial projections. The transaction is expected to close in the third quarter of 2022. On April 24, 2022, we also announced our planned acquisition of Ricolino, which we expect to close in the second half of 2022 for an estimated purchase price of approximately $1.3 billion. We expect to fund both acquisitions through a combination of cash on hand, debt issuances, commercial paper borrowings and bank term loans. Refer to Note 2, Acquisitions and Divestitures, for additional details.

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

Cash Flow:
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short and long-term financial commitments. Our cash flow activity is noted below:

Six months ended June 30,	2022	2021
Net cash provided by operating activities	$1,967	$1,792
Net cash used in investing activities	$(999)	$(220)
Net cash used in financing activities	$(2,516)	$(3,228)

Net Cash Provided by Operating Activities:
The increase in net cash provided by operating activities was due primarily to lower year-over-year working capital requirements, higher dividends received from our equity method investments and lower payments to benefit plans than in the same prior-year period.

Net Cash Used in Investing Activities:
The increase in net cash used in investing activities was largely driven by higher cash payments for acquisitions, including $1.4 billion cash consideration paid for the Chipita acquisition during January 2022 relative to $833 million paid in the prior-year to acquire Gourmet Food, Grenade and Hu (refer to Note 2, Acquisitions and Divestitures), as well as lower proceeds from sales of equity method investments than in the prior-year period (refer to Note 6, Equity Method Investments), partially offset by proceeds from the settlement and replacement of net investment hedge derivative contracts and lower capital expenditures. We continue to make capital expenditures primarily to modernize manufacturing facilities, support new product and productivity initiatives and fund strategic priorities. We expect 2022 capital expenditures to be approximately $1.1 billion, including capital expenditures in connection with our Simplify to Grow Program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:
The decrease in cash used in financing activities was primarily due to lower net debt repayments in 2022 to date as we largely refinanced debt during the first quarter of 2022 with lower interest rate debt and we lapped higher net long-term debt repayments in the prior-year, partially offset primarily by higher dividends paid in the first six months of 2022 than in the same prior-year period.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers are from 30 to 180 days, which we deem to be commercially reasonable. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Under these programs, our suppliers, at their sole discretion, determine invoices that they want to sell to participating financial institutions. Our suppliers’ voluntary inclusion of invoices in SCF programs has no bearing on our payment terms or amounts due. Our responsibility is limited to making payments based upon the agreed-upon contractual terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF programs and we have no economic interest in the suppliers’ decision to participate in the SCF programs. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheet. We have been informed by the participating financial institutions that as of June 30, 2022 and June 30, 2021, $2.1 billion and $2.5 billion, respectively, of our accounts payable to suppliers that participate in the SCF programs are outstanding.

Guarantees:
As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2022, we had no material third-party guarantees recorded on our condensed consolidated balance sheet. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

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

Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first six months of 2022. In the next 12 months, we expect to repay approximately $0.7 billion of maturing long-term debt including $0.2 billion in July 2022 and $0.5 billion in September 2022. We fund ongoing debt maturities and other long-term obligations using cash on hand or we may refinance obligations with long-term debt or short-term financing (such as our commercial paper borrowings) depending on financing available, timing considerations, flexibility to raise funding and the cost of financing.

During December 2021, our Board of Directors approved a $7 billion long-term financing authority to replace the prior $6 billion authority. As of June 30, 2022, $3 billion of the long-term financing authorization remained available. On July 11, 2022 we entered into a new $2 billion term loan facility. At its July 2022 meeting, the Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization. Refer to Note 8, Debt and Borrowing Arrangements.

Our total debt was $19.2 billion at June 30, 2022 and $19.5 billion at December 31, 2021. Our debt-to-capitalization ratio was 0.41 at June 30, 2022 and 0.41 at December 31, 2021. At June 30, 2022, the weighted-average term of our outstanding long-term debt was 9.1 years. Our average daily commercial paper borrowings outstanding were $1.2 billion in the first six months of 2022 and $0.6 billion in the first six months of 2021. We had commercial paper outstanding totaling $0.5 billion as of June 30, 2022 and $0.2 billion as of December 31, 2021. We expect to continue to use cash or commercial paper to finance various short-term financing needs. Through June 30, 2022, we continue to comply with our debt covenants.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 73.3% (or $11.0 billion) of the $15.0 billion of consolidated net revenue in the six months ended June 30, 2022. The operations held by MIHN represented approximately 82.2% (or $22.7 billion) of the $27.6 billion of net assets as of June 30, 2022 and 79.2% (or $22.4 billion) of the $28.3 billion of net assets as of December 31, 2021.

Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first six months of 2022, the primary drivers of the increase in our aggregate commodity costs were higher packaging, dairy, edible oils, energy, grains, sugar, nuts and other ingredient costs, partially offset by favorable year-over-year currency exchange transaction costs on imported materials and lower cocoa costs.

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

As a result of international supply chain, transportation and labor market disruptions and generally higher commodity, transportation and labor costs in the first six months of 2022, we expect price volatility and a higher aggregate cost environment to continue in the remainder of 2022. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available.

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, to our condensed consolidated financial statements and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for more information on our stock plans, grant activity and share repurchase program for the six months ended June 30, 2022.

As of June 30, 2022, our Board of Directors has authorized share repurchases up to $23.7 billion through December 31, 2023. Under this program, we have repurchased approximately $21.5 billion of shares through June 30, 2022 ($1.5 billion in the first six months of 2022, $2.1 billion in 2021, $1.4 billion in 2020, $1.5 billion in 2019, $2.0 billion in 2018, $2.2 billion in 2017, $2.6 billion in 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013), at a weighted-average cost of $43.00 per share.

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

Dividends:
We paid dividends of $977 million in the first six months of 2022 and $896 million in the first six months of 2021. The second quarter 2022 dividend of $0.35 per share, declared on May 18, 2022 for shareholders of record as of June
30, 2022, was paid on July 14, 2022. On July 26, 2022, the Audit Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.385 per share of Class A Common Stock, an increase of 10 percent. This dividend is payable on October 14, 2022, to shareholders of record as of September 30, 2022. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “seek,” “aim,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact on our business of the war in Ukraine and current and future sanctions imposed by governments or other authorities, including the impact on matters such as costs, markets, the global economic environment, availability of commodities, demand, supplying our Ukraine business's customers and consumers, impairments, continuation of and our ability to control our operating activities and businesses in Russia and Ukraine, and our operating results; the impact of the COVID-19 pandemic and related disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, our and our partners’ global supply chains, operations, technology and assets, and our financial performance; price volatility, inflation and pricing actions; our future performance, including our future revenue and earnings growth; our strategy to accelerate consumer-centric growth, drive operational excellence, create a winning growth culture and scale sustainable snacking; plans to reshape our portfolio and extend our leadership positions in chocolate and biscuits as well as baked snacks; plans to further enable our growth by investing in our strong and inclusive talent, brand portfolio and digital technologies and skills, as well as our sales and marketing capabilities; plans to divest our developed market gum and global Halls candy businesses; anticipated closing of planned acquisitions of Clif Bar and Ricolino; our leadership position in snacking; volatility in global consumer, commodity, transportation, labor, currency and capital markets; the cost environment, including higher labor, customer service, commodity, operating, transportation and other costs; factors affecting costs and measures we are taking to address increased costs;

supply, transportation and labor disruptions and constraints; consumer behavior, consumption and demand trends and our business in developed and emerging markets, our channels, our brands and our categories; our tax rate, tax positions, tax proceedings, tax liabilities, valuation allowances and the impact on us of potential U.S. and global tax reform; advertising and promotion bans and restrictions in the U.K.; the costs of, timing of expenditures under and completion of our restructuring program; consumer snacking behaviors; commodity prices, supply and availability; our investments and our ownership interests in those investments, including JDE Peet's and KDP; innovation; political, business and economic conditions and volatility; currency exchange rates, controls and restrictions, volatility in foreign currencies and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our subsidiaries in Argentina and Türkiye and the potential for and impacts from currency devaluation in other countries; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our ability to prevent and respond to cybersecurity breaches and disruptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper and international credit lines; our capital structure, credit availability and our ability to raise capital, and the impact of market disruptions on us, our counterparties and our business partners; the planned phase out of London Interbank Offered Rates and transition to other interest rate benchmarks; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities, acquisitions and other obligations; share repurchases; dividends; long-term value for our shareholders; guarantees; the characterization of 2022 distributions as dividends; compliance with our debt covenants; and our contractual and other obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic, including the spread of new variants of COVID-19. Important factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the impact of ongoing or new developments in the war in Ukraine, related current and future sanctions imposed by governments and other authorities, and related impacts on our business, growth, employees, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows and liquidity; uncertainty about the effectiveness of efforts by health officials and governments to control the spread of COVID-19 and inoculate and treat populations impacted by COVID-19; uncertainty about the reimposition or lessening of restrictions imposed by governments intended to mitigate the spread of COVID-19 and the magnitude, duration, geographic reach and impact on the global economy of COVID-19; the ongoing, and uncertain future, impact of the COVID-19 pandemic on our business, growth, employees, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows and liquidity; risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; volatility of commodity and other input costs and availability of commodities; weakness in economic conditions; weakness in consumer spending; inflation; pricing actions; tax matters including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes; use of information technology and third-party service providers; unanticipated disruptions to our business, such as malware incidents, cyberattacks or other security breaches, and our compliance with privacy and data security laws; global or regional health pandemics or epidemics, including COVID-19; competition and our response to channel shifts and pricing and other competitive pressures; promotion and protection of our reputation and brand image; changes in consumer preferences and demand and our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce and shifts in labor availability; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with customers, suppliers or distributors; compliance with legal, regulatory, tax and benefit laws and related changes, claims or actions; the impact of climate change on our supply chain and operations; our ability to complete, manage and realize the full extent of the benefits, cost savings or synergies presented by strategic transactions, including our planned acquisitions of Clif Bar and Ricolino and our recently completed acquisitions of Chipita, Gourmet Food and Grenade; our ability to access the debt capital markets to fund a portion of the consideration for the pending acquisitions of Clif Bar and Ricolino; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; volatility of and access to capital or other markets, the effectiveness of our cash management programs and our liquidity; pension costs; the expected discontinuance of London Interbank Offered Rates and transition to any other interest rate benchmark; our ability to protect our intellectual property and intangible assets; and the risks and uncertainties, as they may be amended from time to time, set forth in our filings with the U.S. Securities and Exchange Commission, including our most recently filed Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2022. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

•“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses, divestiture-related costs (5), acquisition-related costs, and acquisition integration costs and contingent consideration adjustments (6); the operating results of divestitures (2); remeasurement of net monetary position (7); mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts (8); impact from resolution of tax matters (9); incremental costs due to the war in Ukraine (10); impact from pension participation changes (11); and costs associated with the JDE Peet's transaction. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; net earnings from divestitures (2); initial impacts from enacted tax law changes (12); and gains or losses on equity method investment transactions. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ significant operating and non-operating items (13). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. In the first quarter of 2022, we added to the non-GAAP definitions the exclusion of incremental costs due to the war in Ukraine (refer to footnote (10) below), and in the second quarter of 2022, we added to the non-GAAP definitions the exclusion of costs incurred associated with our publicly-announced processes to sell businesses (refer to footnote (5) below).
(2)Divestitures include completed sales of businesses, exits of major product lines upon completion of a sale or licensing agreement and the partial or full sale of an equity method investment such as KDP or JDE Peet's. As we record our share of KDP and JDE Peet’s ongoing earnings on a one-quarter lag basis, any KDP or JDE Peet’s ownership reductions are reflected as divestitures within our non-GAAP results the following quarter.
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
(5)Divestiture-related costs, which includes costs incurred in relation to the preparation and completion of our divestitures as defined in footnote (2), also includes costs incurred associated with our publicly-announced processes to sell businesses. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(6)Acquisition integration costs and contingent consideration adjustments include one-time costs related to the integration of acquisitions as well as any adjustments made to the fair market value of contingent compensation liabilities that have been previously booked for earn-outs related to acquisitions that do not relate to employee compensation expense. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(7)In connection with our applying highly inflationary accounting (refer to Note 1, Basis of Presentation) for Argentina (beginning in the third quarter of 2018) and Türkiye (beginning in the second quarter of 2022), we exclude the related remeasurement gains or losses related to remeasuring net monetary assets or liabilities denominated in the local currency to the U.S. dollar during the periods presented to be consistent with our prior accounting for these remeasurement gains/losses for Venezuela when it was subject to highly inflationary accounting prior to deconsolidation in 2015.
(8)We exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency and equity method investment transaction derivative contracts from our non-GAAP earnings measures. The mark-to-market impacts of commodity and forecasted currency transaction derivatives are excluded until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we make this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We exclude equity method investment transaction derivative contract settlements as they represent protection of value for future divestitures.
(9)Refer to Note 12, Commitments and Contingencies – Tax Matters, in this report, and Note 14, Commitments and Contingencies –Tax Matters, in our Annual Report on Form 10-K for the year ended December 31, 2021.
(10)In February 2022, Russia began a military invasion of Ukraine and we stopped our production and closed our facilities in Ukraine. We began to incur incremental costs directly related to the war including asset impairments, such as property and inventory losses, higher expected allowances for uncollectible accounts receivable and committed compensation. We have isolated and exclude these costs and related impacts from our operating results to facilitate evaluation and comparisons of our ongoing results. Incremental costs related to increasing operations in other primarily European facilities are not included with these costs.
(11)The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 10, Benefit Plans, for more information on the multiemployer pension plan withdrawal.
(12)We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and the transition tax from the 2017 U.S. tax reform. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law changes. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for more information on the impact of Swiss and U.S. tax reform.
(13)We have excluded our proportionate share of our equity method investees’ significant operating and non-operating items such as acquisition and divestiture related costs, restructuring program costs and initial impacts from enacted tax law changes, in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and significant operating and non-operating items each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ significant operating and non-operating items.

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

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenues	$2,806	$4,468	$7,274	$2,293	$4,349	$6,642
Impact of currency	138	280	418	—	—	—
Impact of acquisitions	(135)	(63)	(198)	—	—	—
Impact of divestiture	—	—	—	—	(14)	(14)
Organic Net Revenue	$2,809	$4,685	$7,494	$2,293	$4,335	$6,628

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenues	$5,770	$9,268	15,038	$4,856	$9,024	$13,880
Impact of currency	277	440	717	—	—	—
Impact of acquisitions	(251)	(153)	(404)	—	—	—
Impact of divestiture	—	—	—	—	(14)	(14)
Organic Net Revenue	$5,796	$9,555	$15,351	$4,856	$9,010	$13,866

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts; acquisition integration costs and contingent consideration adjustments; acquisition-related costs; divestiture-related costs; operating income from divestitures, gain on an acquisition; incremental costs due to the war in Ukraine; the remeasurement of net monetary position; impact from pension participation changes; and impact from resolution of tax matters. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in millions)
Operating Income	$927	$872	$55	6.3%
Simplify to Grow Program (1)	22	132	(110)
Intangible asset impairment charge (2)	—	32	(32)
Mark-to-market losses/(gains) from derivatives (3)	109	(20)	129
Acquisition integration costs and contingent consideration adjustments (4)	37	2	35
Acquisition-related costs (4)	5	17	(12)
Divestiture-related costs (4)	5	—	5
Operating income from divestiture (4)	—	(2)	2
Incremental costs due to war in Ukraine (5)	(15)	—	(15)
Remeasurement of net monetary position (5)	10	3	7
Impact from pension participation changes (6)	—	44	(44)
Impact from resolution of tax matters (7)	—	(5)	5
Adjusted Operating Income	$1,100	$1,075	$25	2.3%
Unfavorable currency translation	66	—	66
Adjusted Operating Income (constant currency)	$1,166	$1,075	$91	8.5%

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in millions)
Operating Income	$2,021	$2,155	$(134)	(6.2)%
Simplify to Grow Program (1)	53	254	(201)
Intangible asset impairment charges (2)	78	32	46
Mark-to-market losses/(gains) from derivatives (3)	82	(138)	220
Acquisition integration costs and contingent consideration adjustments (4)	69	3	66
Acquisition-related costs (4)	26	24	2
Divestiture-related costs (4)	6	—	6
Operating income from divestiture (4)	—	(2)	2
Gain on acquisition (4)	—	(9)	9
Remeasurement of net monetary position (5)	15	8	7
Incremental costs due to war in Ukraine (5)	128	—	128
Impact from pension participation changes (6)	—	45	(45)
Impact from resolution of tax matters (7)	—	(5)	5
Adjusted Operating Income	$2,478	$2,367	$111	4.7%
Unfavorable currency translation	155	—	155
Adjusted Operating Income (constant currency)	$2,633	$2,367	$266	11.2%

(1)Refer to Note 7, Restructuring Program, for more information.
(2)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(3)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and the Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity, forecasted currency and equity method investment transaction derivatives.
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the January 3, 2022 acquisition of Chipita, the November 1, 2021 sale of MaxFoods Pty Ltd, the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade and the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings.
(5)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina and Türkiye.
(6)Refer to Note 10, Benefit Plans, for more information.
(7)Refer to Note 12, Commitments and Contingencies, for more information.

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

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.54	$0.76	$(0.22)	(28.9)%
Simplify to Grow Program (2)	0.01	0.07	(0.06)
Intangible asset impairment charge (2)	—	0.02	(0.02)
Mark-to-market losses/(gains) from derivatives (2)	0.08	(0.02)	0.10
Acquisition integration costs and contingent consideration adjustments (2)	0.03	—	0.03
Acquisition-related costs (2)	—	0.01	(0.01)
Remeasurement of net monetary position (2)	0.01	—	0.01
Impact from pension participation changes (2)	—	0.02	(0.02)
Incremental costs due to war in Ukraine (2)	(0.01)	—	(0.01)
Initial impacts from enacted tax law changes (3)	0.01	0.07	(0.06)
Loss/(gain) on equity method investment transactions (4)	0.01	(0.27)	0.28
Equity method investee items (5)	(0.01)	—	(0.01)
Adjusted EPS	$0.67	$0.66	$0.01	1.5%
Unfavorable currency translation	0.05	—	0.05
Adjusted EPS (constant currency)	$0.72	$0.66	$0.06	9.1%

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.15	$1.44	$(0.29)	(20.1)%
Simplify to Grow Program (2)	0.03	0.13	(0.10)
Intangible asset impairment charges (2)	0.04	0.02	0.02
Mark-to-market losses/(gains) from derivatives (2)	0.06	(0.08)	0.14
Acquisition integration costs and contingent consideration adjustments (2)	0.02	—	0.02
Acquisition-related costs (2)	0.02	0.01	0.01
Net earnings from divestiture (6)	—	(0.01)	0.01
Remeasurement of net monetary position (2)	0.01	—	0.01
Incremental costs due to war in Ukraine (2)	0.09	—	0.09
Impact from pension participation changes (2)	—	0.02	(0.02)
Loss on debt extinguishment and related expenses (7)	0.07	0.07	—
Initial impacts from enacted tax law changes (3)	0.01	0.07	(0.06)
Loss/(gain) on equity method investment transactions (4)	0.01	(0.26)	0.27
Equity method investee items (5)	(0.01)	0.04	(0.05)
Adjusted EPS	$1.50	$1.45	$0.05	3.4%
Unfavorable currency translation	0.12	—	0.12
Adjusted EPS (constant currency)	$1.62	$1.45	$0.17	11.7%

(1)The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended June 30, 2022, taxes for the: Simplify to Grow Program were $(6) million, mark-to-market losses from derivatives were $(14) million, acquisition integration costs and contingent consideration adjustments were $(1) million, remeasurement of net monetary position were zero, incremental costs due to the war in Ukraine were zero, initial impacts from enacted tax law changes were $9 million, loss on equity method transactions were zero and equity method investee items were $2 million.
•For the three months ended June 30, 2021, taxes for the: Simplify to Grow Program were $(35) million, intangible asset impairment charge was $(8) million, mark-to-market gains from derivatives were $(4) million, acquisition-related costs were $(3) million, impact from pension participation changes were $(7) million, initial impacts from enacted tax law changes were $95 million and gain on equity method investment transactions were $125 million.
•For the six months ended June 30, 2022, taxes for the: Simplify to Grow Program were $(13) million, intangible asset impairment charge was $(19) million, mark-to-market losses from derivatives were $(19) million, acquisition integration costs and contingent consideration adjustments were $(51) million, acquisition-related costs were $(3) million, remeasurement of net monetary position were zero, incremental costs due to the war in Ukraine were $2 million, loss on debt extinguishment and related expenses were $(31) million, initial impacts from enacted tax law changes were $9 million, loss on equity method investment transactions were zero and equity method investee items were $5 million.
•For the six months ended June 30, 2021, taxes for the: Simplify to Grow Program were $(66) million, intangible asset impairment charge was $(8) million, mark-to-market gains from derivatives were $18 million, acquisition-related costs were $(4) million, net earnings from divestitures were $6 million, impact from pension participation changes were $(8) million, loss on debt extinguishment and related expenses were $(34) million, initial impacts from enacted tax changes were $99 million, gain on equity method investment transactions were $125 million and equity method investee items were $(3) million.
(2)See the Adjusted Operating Income table above and the related footnotes for more information.
(3)Refer to Note 14, Income Taxes, and the Non-GAAP Financial Measures section for more information on the impact.
(4)Refer to Note 6, Equity Method Investments, for more information on the gains and losses on equity method investment transactions.
(5)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.
(6)Includes the impact from 2021 partial sales of our equity method investments in KDP as if the sales occurred at the beginning of all periods presented. The second quarter 2022 sale of JDE Peet's shares will be reflected on a lag basis in the third quarter of 2022.
(7)Refer to Note 8, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the six months ended June 30, 2022. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, including our discussion of Türkiye becoming a highly inflationary economy on April 1, 2022 and the related currency remeasurement impacts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2022. There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2022 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2022	316,687	$65.08	307,126	$2,899
May 1-31, 2022	7,075,016	63.86	7,074,182	2,447
June 1-30, 2022	4,851,933	61.49	4,850,220	2,149
For the Quarter Ended June 30, 2022	12,243,636	$62.95	12,231,528

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 9,561 shares, 834 shares and 1,713 shares for the fiscal months of April, May and June 2022, respectively.
(2)Dollar values stated in millions. Our Board of Directors has authorized the repurchase of $23.7 billion of our Common Stock through December 31, 2023. Authorizations to increase and extend the program duration included: $4.0 billion on December 2, 2020, $6.0 billion on January 31, 2018, $6.0 billion on July 29, 2015, $1.7 billion on December 3, 2013, and $6.0 billion on August 6, 2013 (cumulatively including the amount authorized on March 12, 2013, which was the lesser of 40 million shares and $1.2 billion). Since the program inception on March 12, 2013 through June 30, 2022, we have repurchased $21.5 billion, and as of June 30, 2022, we had approximately $2.2 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Offer of Employment Letter, between Mondelēz Global LLC and Mariano Lozano, dated April 1, 2022.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).
'+Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

July 26, 2022