Form 10-Q
period 2022-09-30
Mondelez International, Inc.
filed 2022-11-01
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

At October 28, 2022, there were 1,365,618,508 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$7,763	$7,182	$22,801	$21,062
Cost of sales	5,150	4,358	14,564	12,641
Gross profit	2,613	2,824	8,237	8,421
Selling, general and administrative expenses	1,884	1,436	5,253	4,593
Asset impairment and exit costs	18	62	188	286
Gain on acquisition	—	—	—	(9)
Amortization of intangible assets	32	32	96	102
Operating income	679	1,294	2,700	3,449
Benefit plan non-service income	(30)	(37)	(93)	(135)
Interest and other expense, net	71	82	337	358
Earnings before income taxes	638	1,249	2,456	3,226
Income tax provision	(184)	(342)	(595)	(952)
(Loss)/gain on equity method investment transactions	(6)	250	(19)	745
Equity method investment net earnings	85	105	300	290
Net earnings	533	1,262	2,142	3,309
Noncontrolling interest earnings	(1)	(4)	(8)	(12)
Net earnings attributable to Mondelēz International	$532	$1,258	$2,134	$3,297
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.39	$0.90	$1.55	$2.34
Diluted earnings per share attributable to Mondelēz International	$0.39	$0.89	$1.54	$2.33

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$533	$1,262	$2,142	$3,309
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(667)	(397)	(1,016)	(376)
Pension and other benefit plans	57	67	317	138
Derivative cash flow hedges	5	(7)	65	12
Total other comprehensive earnings/(losses)	(605)	(337)	(634)	(226)
Comprehensive earnings/(losses)	(72)	925	1,508	3,083
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(11)	(1)	(19)	—
Comprehensive earnings/(losses) attributable to Mondelēz International	$(61)	$926	$1,527	$3,083

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$2,177	$3,546
Trade receivables (net of allowances of $42 at September 30, 2022 and $37 at December 31, 2021)	2,819	2,337
Other receivables (net of allowances of $49 at September 30, 2022 and $49 at December 31, 2021)	684	851
Inventories, net	3,393	2,708
Other current assets	837	900
Total current assets	9,910	10,342
Property, plant and equipment, net	8,632	8,658
Operating lease right of use assets	668	613
Goodwill	22,387	21,978
Intangible assets, net	19,313	18,291
Prepaid pension assets	1,078	1,009
Deferred income taxes	482	541
Equity method investments	4,498	5,289
Other assets	1,068	371
TOTAL ASSETS	$68,036	$67,092
LIABILITIES
Short-term borrowings	$1,753	$216
Current portion of long-term debt	100	1,746
Accounts payable	6,726	6,730
Accrued marketing	2,258	2,097
Accrued employment costs	829	822
Other current liabilities	2,655	2,397
Total current liabilities	14,321	14,008
Long-term debt	19,811	17,550
Long-term operating lease liabilities	523	459
Deferred income taxes	3,401	3,444
Accrued pension costs	537	681
Accrued postretirement health care costs	291	301
Other liabilities	2,482	2,326
TOTAL LIABILITIES	41,366	38,769
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at September 30, 2022 and December 31, 2021)	—	—
Additional paid-in capital	32,116	32,097
Retained earnings	31,437	30,806
Accumulated other comprehensive losses	(11,231)	(10,624)
Treasury stock, at cost (629,145,172 shares at September 30, 2022 and 604,907,239 shares at December 31, 2021)	(25,681)	(24,010)
Total Mondelēz International Shareholders’ Equity	26,641	28,269
Noncontrolling interest	29	54
TOTAL EQUITY	26,670	28,323
TOTAL LIABILITIES AND EQUITY	$68,036	$67,092
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended September 30, 2022
Balances at July 1, 2022	$—	$32,086	$31,431	$(10,638)	$(25,368)	$42	$27,553
Comprehensive earnings/(losses):
Net earnings	—	—	532	—	—	1	533
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(593)	—	(12)	(605)
Exercise of stock options and issuance of other stock awards	—	30	(2)	—	25	—	53
Common Stock repurchased	—	—	—	—	(338)	—	(338)
Cash dividends declared ($0.390 per share)	—	—	(524)	—	—	—	(524)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(2)	(2)
Balances at September 30, 2022	$—	$32,116	$31,437	$(11,231)	$(25,681)	$29	$26,670
Nine Months Ended September 30, 2022
Balances at January 1, 2022	$—	$32,097	$30,806	$(10,624)	$(24,010)	$54	$28,323
Comprehensive earnings/(losses):
Net earnings	—	—	2,134	—	—	8	2,142
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(607)	—	(27)	(634)
Exercise of stock options and issuance of other stock awards	—	19	(13)	—	172	—	178
Common Stock repurchased	—	—	—	—	(1,843)	—	(1,843)
Cash dividends declared ($1.090 per share)	—	—	(1,493)	—	—	—	(1,493)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(6)	(3)
Balances at September 30, 2022	$—	$32,116	$31,437	$(11,231)	$(25,681)	$29	$26,670
Three Months Ended September 30, 2021
Balances at July 1, 2021	$—	$32,042	$29,538	$(10,572)	$(23,465)	$77	$27,620
Comprehensive earnings/(losses):
Net earnings	—	—	1,258	—	—	4	1,262
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(332)	—	(5)	(337)
Exercise of stock options and issuance of other stock awards	—	24	(3)	—	22	—	43
Common Stock repurchased	—	—	—	—	(326)	—	(326)
Cash dividends declared ($0.315 per share)	—	—	(489)	—	—	—	(489)
Dividends paid on noncontrolling interest and other activities	—	—	1	—	—	(20)	(19)
Balances at September 30, 2021	$—	$32,066	$30,305	$(10,904)	$(23,769)	$56	$27,754
Nine Months Ended September 30, 2021
Balances at January 1, 2021	$—	$32,070	$28,402	$(10,690)	$(22,204)	$76	$27,654
Comprehensive earnings/(losses):
Net earnings	—	—	3,297	—	—	12	3,309
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(214)	—	(12)	(226)
Exercise of stock options and issuance of other stock awards	—	(4)	(21)	—	229	—	204
Common Stock repurchased	—	—	—	—	(1,794)	—	(1,794)
Cash dividends declared ($0.630 per share)	—	—	(1,378)	—	—	—	(1,378)
Dividends paid on noncontrolling interest and other activities	—	—	5	—	—	(20)	(15)
Balances at September 30, 2021	$—	$32,066	$30,305	$(10,904)	$(23,769)	$56	$27,754

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,142	$3,309
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	819	837
Stock-based compensation expense	88	88
Deferred income tax (benefit)/provision	41	159
Asset impairments and accelerated depreciation	178	203
Loss on early extinguishment of debt	38	110
Gain on acquisition	—	(9)
Loss/(gain) on equity method investment transactions	19	(745)
Equity method investment net earnings	(300)	(290)
Distributions from equity method investments	169	158
Other non-cash items, net	252	(52)
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(625)	(417)
Inventories, net	(745)	(342)
Accounts payable	332	420
Other current assets	(143)	(259)
Other current liabilities	413	(231)
Change in pension and postretirement assets and liabilities, net	(162)	(219)
Net cash provided by operating activities	2,516	2,720
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(621)	(639)
Acquisitions, net of cash received	(3,978)	(833)
Proceeds from divestitures including equity method investments	604	1,498
Proceeds from derivative settlements and other	585	80
Net cash (used in)/provided by investing activities	(3,410)	106
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Net issuances/(repayments) of short-term borrowings	1,370	207
Long-term debt proceeds	4,490	5,921
Long-term debt repayments	(3,005)	(5,898)
Repurchases of Common Stock	(1,838)	(1,824)
Dividends paid	(1,457)	(1,337)
Other	143	(40)
Net cash used in financing activities	(297)	(2,971)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(167)	(97)
Cash, cash equivalents and restricted cash:
(Decrease)/Increase	(1,358)	(242)
Balance at beginning of period	3,553	3,650
Balance at end of period	$2,195	$3,408

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

War in Ukraine
In February 2022, Russia began a military invasion of Ukraine and we closed our operations and facilities in Ukraine. In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. During the first quarter of 2022, we evaluated and impaired these and other related assets. We recorded $143 million of total expenses ($145 million after-tax) incurred as a direct result of the war, including $75 million recorded in asset impairment and exit costs, $44 million in cost of sales and $24 million in selling, general and administrative expenses. We recorded $75 million of property, plant and equipment impairments, $33 million of estimated inventory write-offs, $19 million of increased estimated allowances for trade receivables and $16 million in accrued expenses. During the second and third quarters of 2022, we reversed approximately $15 million and $7 million, respectively, of previously recorded charges primarily as a result of higher than expected collection of trade receivables and inventory recoveries. We continue to consolidate both our Ukrainian and Russian subsidiaries and continue to evaluate our ability to control our operating activities and businesses on an ongoing basis. In connection with these findings and impacts, we have made estimates and assumptions based on information available to us. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the ongoing effects of the war in Ukraine, and its impact on the global economic environment, our estimates could be significantly different than future performance.

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

Türkiye. During the first quarter of 2022, primarily based on data published by the Türkiye Statistical Institute that indicated that Türkiye's three-year cumulative inflation rate exceeded 100%, we concluded that Türkiye became a highly inflationary economy for accounting purposes. As of April 1, 2022, we began to apply highly inflationary accounting for our subsidiaries operating in Türkiye and changed their functional currency from the Turkish lira to the U.S. dollar. Our operations in Türkiye contributed $52 million or 0.7% of our condensed consolidated net revenues in the three months and $141 million or 0.6% of our condensed consolidated net revenues in the nine months ended September 30, 2022. As of September 30, 2022, our operations in Türkiye had $3 million of Turkish lira denominated net monetary liabilities. Within selling, general and administrative expenses, we recorded a remeasurement gain of $1 million during the three months and nine months ended September 30, 2022 related to the revaluation of the Turkish lira denominated net monetary position over these periods.

Argentina. During the second quarter of 2018, primarily based on published estimates that indicated that Argentina's three-year cumulative inflation rate exceeded 100%, we concluded that Argentina became a highly inflationary economy for accounting purposes. As of July 1, 2018, we began to apply highly inflationary accounting for our Argentinean subsidiaries and changed their functional currency from the Argentinean peso to the U.S. dollar. Our operations in Argentina contributed $139 million or 1.8% of consolidated net revenues in the three months and $407 million or 1.8% of our condensed consolidated net revenues in the nine months ended September 30, 2022. As of September 30, 2022, our Argentinean operations had $12 million of Argentinean peso denominated net monetary assets. Within selling, general and administrative expenses, we recorded a remeasurement loss of $12 million during the three months and $27 million during the nine months ended September 30, 2022 as well as a remeasurement loss of $2 million during the three months and $10 million during the nine months ended September 30, 2021 related to the revaluation of the Argentinean peso denominated net monetary position over these periods.

Other Countries. Since we sell our products in over 150 countries and have operations in approximately 80 countries, we monitor economic and currency-related risks and seek to take protective measures in response to potential exposures. We continue to monitor the developments in Ukraine and Russia and the COVID-19 global pandemic and related impacts to our business operations, currencies and net monetary exposures. Related to the war and pandemic, most countries in which we do business experienced periods of significant economic uncertainty, inflation and exchange rate volatility. At this time, within our consolidated entities, Argentina and Türkiye are highly inflationary economies as noted above, and we continue to monitor currency volatility and associated risks, such as increased risk of highly inflationary economies and related accounting.

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash that is recorded within other current assets of $18 million as of September 30, 2022 and $7 million as of December 31, 2021. Total cash, cash equivalents and restricted cash was $2,195 million as of September 30, 2022 and $3,553 million as of December 31, 2021.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2022	$(37)	$(49)	$(10)
Current period provision for expected credit losses	(9)	(7)	(3)
Write-offs charged against the allowance	1	3	—
Currency	3	4	—
Balance at September 30, 2022	$(42)	$(49)	$(13)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have non-recourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $743 million as of September 30, 2022 and $761 million as of December 31, 2021. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions:
We recorded $206 million in operating lease and $135 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2022 and $159 million in operating lease and $59 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2021.

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

In September 2022, the FASB issued an ASU which enhances the transparency of supplier finance programs by requiring additional disclosure about the key terms of these programs and a rollforward of the related obligations to understand the effects of these programs on working capital, liquidity and cash flows. The ASU is effective for fiscal years beginning after December 15, 2022, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related disclosures.

Note 2. Acquisitions and Divestitures

On November 1, 2022, we acquired Grupo Bimbo's confectionery business, Ricolino, located primarily in Mexico. The cash consideration paid for Ricolino totaled $1.3 billion. During the nine months ended September 30, 2022, we incurred $1 million of acquisition-related costs. We also incurred during the three and nine months ended September 30, 2022, acquisition integration costs of $7 million in preparation for the acquisition.

On August 1, 2022, we acquired 100% of the equity of Clif Bar & Company (“Clif Bar”), a leading U.S. maker of nutritious energy bars with organic ingredients. The acquisition expands our global snack bar business and complements our refrigerated snacking and performance nutrition bar portfolios. The total cash payment of $2.9 billion includes purchase price consideration of $2.6 billion, net of cash received, and one-time compensation expense of $0.3 billion related to the buyout of the non-vested employee stock ownership plan ("ESOP") shares. This compensation expense is considered an acquisition-related cost. The acquisition of Clif Bar includes a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain revenue and earnings targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The possible payments range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of the base financial projections. The estimated fair value of the contingent consideration obligation at the acquisition date was $440 million determined using a Monte Carlo simulation. Significant assumptions used in assessing the fair value of the liability include financial projections for net revenue, gross profit, and earnings before interest, tax, depreciation and amortization ("EBITDA"), as well as discount and volatility rates.

We are working to complete the valuation and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$99
Receivables	76
Inventory	124
Other current assets	9
Property, plant and equipment	186
Operating leases right of use assets	22
Deferred tax assets	93
Definite life intangible assets	200
Indefinite life intangible assets	1,450
Goodwill	1,016
Other assets	14
Assets acquired	$3,289
Current liabilities	159
Contingent consideration	440
Other liabilities	15
Total purchase price	2,675
Less: cash received	(99)
Net Cash Paid	$2,576

Within identifiable intangible assets, we allocated $1,450 million to trade names, which have an indefinite-life. The fair value for the Clif and Luna trade names, were determined using the relief-from-royalty method, a form of the income approach, at the acquisition date. The fair value measurement of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include forecasted future revenue, discount and royalty rates. We expect to generate a meaningful cash tax benefit over time from the amortization of acquisition-related intangibles.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across the U.S. and other key markets. All of the goodwill was assigned to the North America segment. Tax deductible goodwill is expected to be $1.4 billion and will be amortized.

Clif Bar added incremental net revenues of $157 million and operating loss of $33 million during the three months ended September 30, 2022. The operating loss includes acquisition integration costs of $16 million and an inventory step-up charge of $20 million incurred during the three months ended September 30, 2022. We also incurred acquisition-related costs of $292 million during the three months and $296 million during the nine months ended September 30, 2022. These acquisition-related costs are primarily related to the buyout of the non-vested ESOP shares.

On January 3, 2022, we acquired Chipita Global S.A. (“Chipita”), a leading croissants and baked snacks company in the Central and Eastern European markets. The acquisition of Chipita offers a strategic complement to our existing portfolio and advances our strategy to become the global leader in broader snacking. The cash consideration paid for Chipita totaled €1.2 billion ($1.4 billion), net of cash received, plus the assumption of Chipita’s debt of €0.5 billion ($0.4 billion) for a total purchase price of €1.7 billion ($1.8 billion).

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

Chipita added incremental net revenues of $158 million during the three months and $490 million during the nine months ended September 30, 2022, and operating income of $25 million during the three months and $39 million during the nine months ended September 30, 2022. We incurred acquisition-related costs of $21 million during the nine months ended September 30, 2022 and $6 million during the nine months ended September 30, 2021. We incurred acquisition integration costs of $14 million during the three months and $85 million during the nine months ended September 30, 2022. We incurred acquisition integration costs of $6 million in the three and nine months ended September 30, 2021.

On November 1, 2021, we completed the sale of MaxFoods Pty Ltd, an Australian packaged seafood business that we had acquired as part of our acquisition of Gourmet Food Holdings Pty Ltd (“Gourmet Food”). The sales price was $57 million Australian dollars ($41 million), net of cash divested with the business, and we recorded an immaterial loss on the transaction.

On April 1, 2021, we acquired Gourmet Food, a leading Australian food company in the premium biscuit and cracker category, for closing cash consideration of approximately $450 million Australian dollars ($343 million), net of cash received. We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed of $41 million to indefinite-lived intangible assets, $80 million to definite-lived intangible assets, $164 million to goodwill, $19 million to property, plant and equipment, $18 million to inventory, $25 million to accounts receivable, $12 million to other assets, $5 million to operating right of use assets, $3 million to other current assets, $19 million to current liabilities and $5 million to long-term operating lease liabilities. Through the one-year anniversary of the acquisition, Gourmet Food added incremental net revenues of $14 million, and operating income of $1 million during the nine months ended September 30, 2022. We incurred acquisition integration costs of $1 million during the three months ended September 30, 2022. We incurred acquisition-related costs of $7 million during the nine months ended September 30, 2021.

On March 25, 2021, we acquired a majority interest in Lion/Gemstone Topco Ltd ("Grenade"), a performance nutrition leader in the United Kingdom, for closing cash consideration of £188 million ($261 million), net of cash received. The acquisition of Grenade expands our position into the premium nutrition segment. We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed of $82 million to indefinite-lived intangible assets, $28 million to definite-lived intangible assets, $181 million to goodwill, $1 million to property, plant and equipment, $11 million to inventory, $18 million to accounts receivable, $25 million to current liabilities, $20 million to deferred tax liabilities and $15 million to long-term other liabilities. Through the one-year anniversary of the acquisition, Grenade added incremental net revenues of $21 million, and operating income of $2 million during the nine months ended September 30, 2022. We incurred acquisition-related costs of $2 million during the nine months ended September 30, 2021.

On January 4, 2021, we acquired the remaining 93% of equity of Hu Master Holdings ("Hu"), a category leader in premium chocolate in the United States, which provides a strategic complement to our snacking portfolio in North America through growth opportunities in chocolate and other categories in the well-being category. The initial cash consideration paid was $229 million, net of cash received, and we may be required to pay additional contingent consideration. The estimated fair value of the contingent consideration obligation at the acquisition date was $132 million and was determined using a Monte Carlo simulation based on forecasted future results. During the third quarter of 2021, we recorded a $70 million reduction to the liability due to changes in the expected pace of growth. During the third quarter of 2022, we recorded an additional $7 million reduction to the liability due to further changes to forecasted future results. As a result of acquiring the remaining equity interest, we consolidated the operations prospectively from the date of acquisition and recorded a pre-tax gain of $9 million ($7 million after-tax) related to stepping up our previously-held $8 million (7%) investment to fair value. We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed of $123 million to indefinite-lived intangible assets, $51 million to definite-lived intangible assets, $202 million to goodwill, $1 million to property, plant and equipment, $2 million to inventory, $4 million to accounts receivable, $5 million to current liabilities and $132 million to long-term other liabilities. We incurred acquisition-related costs of $9 million during the nine months ended September 30, 2021.

Note 3. Inventories

Inventories consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	(in millions)
Raw materials	$1,037	$770
Finished product	2,492	2,054
	3,529	2,824
Inventory reserves	(136)	(116)
Inventories, net	$3,393	$2,708
Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	(in millions)
Land and land improvements	$349	$379
Buildings and building improvements	3,123	3,139
Machinery and equipment	11,474	11,842
Construction in progress	783	732
	15,729	16,092
Accumulated depreciation	(7,097)	(7,434)
Property, plant and equipment, net	$8,632	$8,658

For the nine months ended September 30, 2022, capital expenditures of $621 million excluded $255 million of accrued capital expenditures remaining unpaid at September 30, 2022 and included payment for $249 million of capital expenditures that were accrued and unpaid at December 31, 2021. For the nine months ended September 30, 2021, capital expenditures of $639 million excluded $237 million of accrued capital expenditures remaining unpaid at September 30, 2021 and included payment for $275 million of capital expenditures that were accrued and unpaid at December 31, 2020.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal in the condensed consolidated statements of earnings within asset impairment and exit costs and within the segment results as follows (refer to Note 7, Restructuring Program).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Latin America	$(2)	$—	$(3)	$—
AMEA	2	—	2	(16)
Europe	1	3	4	6
North America	(11)	48	(7)	165
Total	$(10)	$51	$(4)	$155

Note 5. Goodwill and Intangible Assets

Goodwill by segment was:

	As of September 30, 2022	As of December 31, 2021
	(in millions)
Latin America	$680	$674
AMEA	3,067	3,365
Europe	7,542	7,830
North America	11,098	10,109
Goodwill	$22,387	$21,978

Intangible assets consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	(in millions)
Indefinite-life intangible assets	$18,223	$17,299
Definite-life intangible assets	3,051	2,991
	21,274	20,290
Accumulated amortization	(1,961)	(1,999)
Intangible assets, net	$19,313	$18,291

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of brands, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $32 million for the three months and $96 million for the nine months ended September 30, 2022 and $32 million for the three months and $102 million for the nine months ended September 30, 2021. For the next five years, we currently estimate annual amortization expense of approximately $130 million in 2022-2024, approximately $110 million in 2025 and approximately $75 million in 2026 (reflecting September 30, 2022 exchange rates).

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1, 2022	$21,978	$20,290
Currency	(1,391)	(1,301)
Divestiture	(8)	—
Acquisitions	1,808	2,386
Asset impairments	—	(101)
Balance at September 30, 2022	$22,387	$21,274

Changes to goodwill and intangibles were:
•Acquisitions - In connection with our 2022 acquisitions, we recorded preliminary purchase price allocations of $1 billion to goodwill and $1.7 billion to intangible assets for Clif Bar and $791 million to goodwill and $734 million to intangible assets for Chipita. See Note 2, Acquisitions and Divestitures, for additional information.
•Asset impairment - As further described below, we recorded a $78 million and $23 million intangible asset impairment, during the first and third quarters of 2022, respectively, in Asia, Middle East and Africa ("AMEA") due to lower than expected growth and profitability of two local biscuit brands sold in select markets in AMEA and Europe.

During the third quarter of 2022, we performed our annual impairment assessment test for goodwill and indefinite-life intangible assets as of July 1, 2022.

Our 2022 annual testing of goodwill resulted in no impairments as each reporting unit had sufficient fair value in excess of its carrying value. As part of our goodwill quantitative annual impairment testing, we compare a reporting unit's estimated fair value with its carrying value. If the carrying value of a reporting unit's net assets exceeds its fair value, we would record an impairment based on the difference between the carrying value and fair value of the reporting unit. We estimate a reporting unit's fair value using a discounted cash flow method that incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market based, weighted-average cost of capital of 6.8% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 9.8%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions based on available information. Given the uncertainty of the global economic environment, those estimates could be significantly different than future performance. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

During our 2022 annual testing of indefinite-life intangible assets, we recorded a $23 million impairment charge in the third quarter of 2022 related to one brand. The impairment arose due to lower than expected growth and profitability in a local biscuit brand in AMEA. The impairment charge was calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. During our annual testing, we use several accepted valuation methods, including relief from royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value. We identified eight brands, including the one brand impaired during the third quarter of 2022, that each had a fair value in excess of book value of 10% or less. The aggregate book value of the eight brands was $1.4 billion as of September 30, 2022. We continue to monitor our brand performance, particularly in light of the significant global economic uncertainties and related impacts to our business. If a brand's earnings expectations, including the timing of the expected recovery from the war and pandemic, are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

During interim periods, we evaluate our goodwill and intangible asset impairment risk through an assessment of potential triggering events. During the first quarter of 2022, we determined a local biscuit brand in AMEA was impaired. We recorded a $78 million impairment charge for the brand within asset impairment and exit costs based on the excess carrying value over its estimated fair value.

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

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Keurig Dr Pepper Inc. (Nasdaq: "KDP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of September 30, 2022, we owned 19.8%, 5.3%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $4.5 billion as of September 30, 2022 and $5.3 billion as of December 31, 2021. We recorded equity earnings of $85 million and cash dividends of $48 million in the third quarter of 2022 and equity earnings of $105 million and cash dividends of $64 million in the third quarter of 2021. We recorded equity earnings of $300 million and cash dividends of $169 million in the first nine months of 2022 and equity earnings of $290 million and cash dividends of $158 million in the first nine months of 2021.

Based on the quoted closing prices as of September 30, 2022, the combined fair value of our publicly-traded investments in JDEP and KDP was $5.5 billion, and for each investment, its fair value exceeded its carrying value.

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

On September 20, 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity in September 2024 at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDE Peet’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDE Peet's shares, this would represent approximately 8.5 million shares or approximately 9% of our equity interest in JDE Peet's as of September 30, 2022. Refer to Note 9, Financial Instruments, for further details on this transaction.

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

Restructuring Costs:
The Simplify to Grow Program liability activity for the nine months ended September 30, 2022 was:

	Severance and related costs	Asset Write-downs (1)	Total
	(in millions)
Liability balance, January 1, 2022	$211	$—	$211
Charges (2)	11	(3)	8
Cash spent (3)	(45)		(45)
Non-cash settlements/adjustments (4)	(2)	3	1
Currency	(18)	—	(18)
Liability balance, September 30, 2022 (5)	$157	$—	$157

(1)Includes gains as a result of assets sold which are included in the restructuring program.
(2)We recorded a $10 million gain in the third quarter of 2022 due to the sale of assets included in the restructuring program as well as restructuring charges of $3 million, and restructuring charges of $8 million in the first nine months of 2022. We recorded restructuring charges of $62 million in the third quarter and $250 million in the first nine months of 2021. This activity is recorded within asset impairment and exit costs and benefit plan non-service income.
(3)We spent $12 million in the third quarter of 2022 and $65 million in the third quarter of 2021 and $45 million in the first nine months of 2022 and $129 million in the first nine months of 2021 in cash severance and related costs.
(4)We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments), and other adjustments, including any gains on sale of restructuring program assets, which totaled a gain of $10 million in the third quarter and $1 million in the first nine months of 2022 and a charge of $54 million in the third quarter and of $170 million in the first nine months of 2021.
(5)At September 30, 2022, $106 million of our net restructuring liability was recorded within other current liabilities and $51 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $23 million in the third quarter of 2022 and $65 million in the third quarter of 2021 and $62 million in the first nine months of 2022 and $132 million in the first nine months of 2021. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs:
During the three and nine months ended September 30, 2022 and September 30, 2021, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended September 30, 2022
Restructuring Costs	$(2)	$1	$3	$(8)	$(1)	$(7)
Implementation Costs	1	—	5	8	9	23
Total	$(1)	$1	$8	$—	$8	$16
For the Three Months Ended September 30, 2021
Restructuring Costs	$1	$1	$2	$57	$1	$62
Implementation Costs	—	2	6	51	6	65
Total	$1	$3	$8	$108	$7	$127
For the Nine Months Ended September 30, 2022
Restructuring Costs	$(5)	$3	$5	$4	$1	$8
Implementation Costs	5	4	18	24	11	62
Total	$—	$7	$23	$28	$12	$70
For the Nine Months Ended September 30, 2021
Restructuring Costs	$4	$(18)	$7	$250	$7	$250
Implementation Costs	7	7	27	78	13	132
Total	$11	$(11)	$34	$328	$20	$382
Total Project (Inception to Date)
Restructuring Costs	$549	$544	$1,152	$649	$150	$3,044
Implementation Costs	301	243	562	577	367	2,050
Total	$850	$787	$1,714	$1,226	$517	$5,094

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2022		As of December 31, 2021
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$1,696	3.3%	$192	0.2%
Bank loans	57	10.6%	24	8.6%
Total short-term borrowings	$1,753		$216

Our uncommitted credit lines and committed credit lines available as of September 30, 2022 and December 31, 2021 include:

	As of September 30, 2022		As of December 31, 2021
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,276	$57	$1,367	$24
Credit facility expiry (1):
February 23, 2022	—	—	2,500	—
February 22, 2023	2,500	—	—	—
March 11, 2023 (3)	2,000	—	—	—
February 27, 2024	—	—	4,500	—
July 29, 2025 (2)	2,000	2,000	—	—
February 23, 2027	4,500	—	—	—

(1)We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At September 30, 2022, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $37.9 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(2)On March 31, 2022, we entered into a supplemental term loan credit facility that can be utilized for general corporate purposes, including acquisitions. Under this agreement we may draw up to a total of $2.0 billion in term loans from the facility. On July 29, 2022, we drew down $2.0 billion in term loans, due July 29, 2025, bearing interest at a variable annual rate based on SOFR plus an applicable margin.
(3)On July 11, 2022, we entered into a supplemental term loan credit facility that can be utilized for general corporate purposes, including acquisitions. Under this agreement we may draw up to a total of $2.0 billion in term loans from the facility. The maturity dates of any loans drawn under this facility will be eighteen months after the funding date of the applicable loan(s).

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

Redemptions:
On March 18, 2022, we completed a redemption of long term U.S. dollar denominated notes for the following amounts (in millions):

Interest Rate	Redemption Date	Maturity Date	Amount Redeemed	USD Equivalent
0.625%	March 2022	July 2022	$1,000	$1,000

Debt Repayments
During the nine months ended September 30, 2022, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
Various	Various(1)	€381	$431
2.125%	September 2022(2)	$500	$500
0.650%	July 2022	Fr.150	$156
(1)         On January 3, 2022, we closed on our acquisition of Chipita and assumed and entirely paid down €0.4 billion ($0.4 billion) of Chipita's debt during the nine months ended September 30, 2022.
(2)         Repaid by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelez International, Inc.

Issuances:
During the nine months ended September 30, 2022, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
September 2022(2)	4.250%	September 2025	$500	$500
March 2022	2.125%	March 2024	$500	$500
March 2022	2.625%	March 2027	$750	$750
March 2022	3.000%	March 2032	$750	$750

(1)         Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.
(2)         Issued by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelez International, Inc.

Fair Value of Our Debt:
The fair value of our short-term borrowings at September 30, 2022 and December 31, 2021 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of September 30, 2022	As of December 31, 2021
	(in millions)
Fair Value	$18,824	$20,249
Carrying Value	$21,664	$19,512

Interest and Other Expense, net:
Interest and other expense, net consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Interest expense, debt	$114	$87	$294	$275
Loss on debt extinguishment and related expenses	—	—	129	137
Other expense/(income), net	(43)	(5)	(86)	(54)
Interest and other expense, net	$71	$82	$337	$358

Other expense/(income) includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts and early settlement of forecasted currency derivative transactions due to changes in related future cash flows. Refer to Note 9, Financial Instruments.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2022		As of December 31, 2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Currency exchange contracts	$5	$13	$—	$—
Interest rate contracts	173	2	27	17
Net investment hedge derivative contracts (1)	581	14	117	45
	$759	$29	$144	$62
Derivatives not designated as accounting hedges:
Currency exchange contracts	$295	$155	$156	$40
Commodity contracts	224	214	387	137
Interest rate contracts	6	—	—	—
Equity method investment contracts (2)	—	6	—	3
	$525	$375	$543	$180
Total fair value	$1,284	$404	$687	$242

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of September 30, 2022
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$132	$—	$132	$—
Commodity contracts	10	(6)	16	—
Interest rate contracts	177	—	177	—
Net investment hedge contracts	567	—	567	—
Equity method investment contracts	(6)	—	(6)	—
Total derivatives	$880	$(6)	$886	$—

	As of December 31, 2021
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$116	$—	$116	$—
Commodity contracts	251	161	90	—
Interest rate contracts	10	—	10	—
Net investment hedge contracts	71	—	71	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$445	$161	$284	$—

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

Derivative Volume:
The notional values of our hedging instruments were:

	Notional Amount
	As of September 30, 2022	As of December 31, 2021
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,393	$1,891
Forecasted transactions	6,141	4,831
Commodity contracts	10,425	9,694
Interest rate contracts	3,850	1,850
Net investment hedges:
Net investment hedge derivative contracts	6,533	3,915
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,122	3,622
British pound sterling notes	294	356
Swiss franc notes	598	811
Canadian dollar notes	434	475

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Accumulated (loss)/gain at beginning of period	$(88)	$(142)	$(148)	$(161)
Transfer of realized losses/(gains) in fair value to earnings	(122)	(52)	(193)	(139)
Unrealized (loss)/gain in fair value	127	45	258	151
Accumulated (loss)/gain at end of period	$(83)	$(149)	$(83)	$(149)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) to net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Currency exchange contracts – forecasted transactions	$(4)	$—	$(8)	$—
Interest rate contracts	126	52	201	139
Total	$122	$52	$193	$139

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Currency exchange contracts – forecasted transactions	$4	$(6)	$8	$—
Interest rate contracts	123	51	250	151
Total	$127	$45	$258	$151

Cash flow hedge ineffectiveness was not material for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $13 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of September 30, 2022, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 3 years, 11 months.

Hedges of Net Investments in International Operations:

Net investment hedge ("NIH") derivative contracts:
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of September 30, 2022 was $6.5 billion.

Net investment hedge derivative contract impacts on other comprehensive earnings and net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$440	$50	$788	$73

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$32	$19	$84	$58

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

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Euro notes	$165	$67	$381	$160
British pound sterling notes	20	7	47	4
Swiss franc notes	23	6	50	45
Canadian notes	24	9	31	(1)

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain/(Loss) Recognized in Earnings
	2022	2021	2022	2021
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$(1)	$(5)	$(5)	$67	Interest and other expense, net
Forecasted transactions	(9)	29	98	41	Cost of sales
Forecasted transactions	8	—	(23)	(2)	Interest and other expense, net
Forecasted transactions	(5)	(1)	(2)	—	Selling, general and administrative expenses
Commodity contracts	(31)	151	166	362	Cost of sales
Equity method investment contracts	(3)	2	(3)	2	Gain on equity method investment transactions
Total	$(41)	$176	$231	$470

In the first quarter of 2022, we had early settlements of forecasted currency exchange contracts comprised of $74 million in cost of sales, $5 million in selling, general and administrative expenses and $20 million in interest and other expense, net.

Fair Value of Contingent Consideration

The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Liability at beginning of period	$173	$221	$159	$56
Contingent consideration arising from acquisitions	440	—	440	145
Changes in fair value	—	(67)	16	(47)
Currency	—	—	(2)	—
Liability at end of period	$613	$154	$613	$154

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2022
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar(1)	$455	$—	$—	455
Other(2)	158	—	—	158
Total contingent consideration	$613	$—	$—	$613

	As of December 31, 2021
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Other(2)	$159	$—	$—	$159
Total contingent consideration	$159	$—	$—	$159

(1) In connection with the Clif Bar acquisition, we entered into a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain net revenue, gross profit and EBITDA targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The estimated fair value of the contingent consideration obligation at the acquisition date was determined using a Monte Carlo simulation and recorded in other liabilities. Significant assumptions used in assessing the fair value of the liability include financial projections for net revenue, gross profit, and EBITDA, as well as discount and volatility rates. Fair value adjustments are primarily recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.
(2)The other contingent consideration liabilities are recorded at fair value, with $101 million classified as other current liabilities at September 30, 2022 and $57 million and $159 million classified as long term liabilities at September 30, 2022 and December 31, 2021. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, including management's latest estimate of forecasted future results. Other key assumptions included discount rate and volatility. Fair value adjustments are recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service cost	$1	$1	$22	$29
Interest cost	13	10	47	39
Expected return on plan assets	(21)	(18)	(92)	(106)
Amortization:
Net loss from experience differences	1	4	14	32
Prior service cost/(benefit)	1	—	—	(2)
Curtailment credit (1)	—	—	—	(3)
Settlement losses and other expenses	5	5	—	—
Net periodic pension cost/(benefit)	$—	$2	$(9)	$(11)

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service cost	$4	$5	$77	$99
Interest cost	36	30	135	98
Expected return on plan assets	(57)	(54)	(279)	(319)
Amortization:
Net loss from experience differences	6	13	48	98
Prior service cost/(benefit)	1	—	(1)	(5)
Curtailment credit (1)	—	—	—	(17)
Settlement losses and other expenses	12	14	—	—
Net periodic pension cost/(benefit)	$2	$8	$(20)	$(46)

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

Employer Contributions:
During the nine months ended September 30, 2022, we contributed $3 million to our U.S. pension plans and $137 million to our non-U.S. pension plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of September 30, 2022, we plan to make further contributions of approximately $46 million to our non-U.S. plans for the remainder of 2022. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans:
On July 11, 2019, we received an undiscounted withdrawal liability assessment related to our complete withdrawal from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $3 million and $8 million in the three and nine months ended September 30, 2022 and $2 million and $8 million in the three and nine months ended September 30, 2021 within interest and other expense, net. As of September 30, 2022, the remaining discounted withdrawal liability was $348 million, with $15 million recorded in other current liabilities and $333 million recorded in long-term other liabilities.

Postretirement Benefit Plans

Net periodic postretirement health care cost/(benefit) consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service cost	$1	$1	$2	$3
Interest cost	2	2	6	6
Amortization:
Net loss from experience differences	—	1	—	2
Prior service credit	—	—	1	—
Net periodic postretirement health care cost/(benefit)	$3	$4	$9	$11

Postemployment Benefit Plans

Net periodic postemployment cost consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service cost	$1	$2	$3	$5
Interest cost	1	1	2	2
Amortization of net gains	(1)	(2)	(3)	(3)
Net periodic postemployment cost	$1	$1	$2	$4

Note 11. Stock Plans

Stock Options:
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2022	23,503,759	$42.65	5 years	$556	million
Annual grant to eligible employees	2,180,540	64.65
Additional options issued	41,930	64.99
Total options granted	2,222,470	64.66
Options exercised (1)	(3,754,667)	36.04		$111	million
Options canceled	(435,613)	55.31
Balance at September 30, 2022	21,535,949	45.82	5 years	$226	million

(1)Cash received from options exercised was $22 million in the three months and $123 million in the nine months ended September 30, 2022. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $3 million in the three months and $17 million in the nine months ended September 30, 2022.

Performance Share Units and Other Stock-Based Awards:
Our performance share unit, deferred stock unit and historically granted restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2022	4,668,046		$57.04
Annual grant to eligible employees:		Feb 24, 2022
Performance share units	806,590		61.87
Deferred stock units	505,090		64.65
Additional shares granted (1)	737,537	Various	60.42
Total shares granted	2,049,217		62.03	$127	million
Vested (2)	(1,730,719)		55.36	$96	million
Forfeited	(398,436)		60.66
Balance at September 30, 2022	4,588,108		59.59

(1)Includes performance share units and deferred stock units.
(2)The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled less than $1 million in the three months and $4 million in the nine months ended September 30, 2022.
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

Share Repurchase Program:
Between 2013 and 2020, our Board of Directors authorized the repurchase of a total of $23.7 billion of our Common Stock and extended the program through December 31, 2023. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2022, we had repurchased approximately $20.0 billion of Common Stock pursuant to this authorization. During the nine months ended September 30, 2022, we repurchased approximately 29 million shares of Common Stock at an average cost of $63.78 per share, or an aggregate cost of approximately $1.8 billion, all of which was paid during the period except for approximately $20 million settled in October 2022. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2022, we have approximately $1.8 billion in remaining share repurchase capacity.

Note 12. Commitments and Contingencies

Legal Proceedings:
We routinely are involved in various pending or threatened legal proceedings, claims, disputes, regulatory matters and governmental inquiries, inspections or investigations arising in the ordinary course of or incidental to our business, including those noted below in this section. We record provisions in the consolidated financial statements for pending legal matters when we determine that an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated. For matters we have not provided for that are reasonably possible to result in an unfavorable outcome, management is unable to estimate the possible loss or range of loss or such amounts have been determined to be immaterial. At present we believe that the ultimate outcome of these legal proceedings and regulatory and governmental matters, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and regulatory and governmental matters are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial fines, civil or criminal penalties, and other expenditures. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other equitable remedies. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position.

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

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2022, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net gains of $103 million in the third quarter of 2022 and $26 million in the third quarter of 2021 and $143 million in the first nine months of 2022 and $63 million in the first nine months of 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,431)	$(8,627)	$(9,097)	$(8,655)
Currency translation adjustments	(607)	(407)	(940)	(376)
Tax (expense)/benefit	(60)	10	(76)	—
Other comprehensive earnings/(losses)	(667)	(397)	(1,016)	(376)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	12	5	27	12
Balance at end of period	(10,086)	(9,019)	(10,086)	(9,019)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,119)	$(1,803)	$(1,379)	$(1,874)
Net actuarial gain/(loss) arising during period	(36)	3	116	1
Tax (expense)/benefit on net actuarial gain/(loss)	4	(1)	(23)	(1)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	16	33	52	105
Settlement losses and other expenses (2)	5	5	12	14
Curtailment credit (2)	—	(3)	—	(17)
Tax expense/(benefit) on reclassifications (3)	(2)	(9)	(14)	(26)
Currency impact	70	39	174	62
Other comprehensive earnings/(losses)	57	67	317	138
Balance at end of period	(1,062)	(1,736)	(1,062)	(1,736)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(88)	$(142)	$(148)	$(161)
Net derivative gains/(losses)	121	42	245	148
Tax (expense)/benefit on net derivative gain/(loss)	—	1	—	—
Losses/(gains) reclassified into net earnings:
Currency exchange contracts(4)	1	—	6	—
Interest rate contracts (2)(4)	(121)	(52)	(174)	(137)
Tax expense/(benefit) on reclassifications (3)	(2)	—	(25)	(2)
Currency impact	6	2	13	3
Other comprehensive earnings/(losses)	5	(7)	65	12
Balance at end of period	(83)	(149)	(83)	(149)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,638)	$(10,572)	$(10,624)	$(10,690)
Total other comprehensive earnings/(losses)	(605)	(337)	(634)	(226)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	12	5	27	12
Other comprehensive earnings/(losses) attributable to Mondelēz International	(593)	(332)	(607)	(214)
Balance at end of period	$(11,231)	$(10,904)	$(11,231)	$(10,904)

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

Note 14. Income Taxes

As of the third quarter of 2022, our estimated annual effective tax rate, which excludes discrete tax impacts, was 24.0%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The estimated annual effective tax rate also considers the impact of the establishment of a valuation allowance related to a deferred tax asset arising from the anticipated 2022 Ukraine loss as well as the expense related to the buyout of the Clif Bar ESOP that was recorded to third quarter earnings before income taxes with no associated income tax benefit, as any tax impacts are included in the tax purchase price. Our 2022 third quarter effective tax rate of 28.8% was high due to the Clif Bar ESOP expense. Excluding this impact, our third quarter effective tax rate of 19.9% was favorably impacted by discrete net tax benefits of $28 million. The discrete net tax benefit primarily consisted of a $43 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions, partially offset by a $13 million expense from U.S. state tax law changes. Our effective tax rate for the nine months ended September 30, 2022 of 24.2% considers the unfavorable impacts of the Ukraine loss and the Clif Bar ESOP expense as well as favorable discrete net tax benefits of $92 million. The discrete net tax benefit primarily consisted of a $75 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $43 million net benefit from the Chipita acquisition, partially offset by $22 million expense from tax law changes in various jurisdictions.

As of the third quarter of 2021, our estimated annual effective tax rate, which excluded discrete tax impacts, was 23.0%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2021 third quarter effective tax rate of 27.4% was high due to a $59 million tax expense incurred in connection with the KDP share sale that occurred during the third quarter (the related gain is reported separately in our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our third quarter effective tax rate was 22.7%, including a discrete net tax expense of $11 million primarily driven by the change in liabilities for uncertain tax positions in several jurisdictions. Our effective tax rate for the nine months ended September 30, 2021 of 29.5% was also high due to the $187 million net tax expense incurred in connection with the KDP share sales during the second and third quarters. Excluding this impact, our effective tax rate for the nine months ended September 30, 2021 was 23.7%, which was unfavorably impacted by discrete net tax expense of $26 million, primarily driven by $95 million net tax expense from the increase of our deferred tax liabilities resulting from enacted tax legislation (mainly in the United Kingdom), partially offset by a $45 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $27 million benefit from a U.S. amended tax return filed to reflect new guidance from the U.S. Treasury Department.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Net earnings	$533	$1,262	$2,142	$3,309
Noncontrolling interest earnings	(1)	(4)	(8)	(12)
Net earnings attributable to Mondelēz International	$532	$1,258	$2,134	$3,297
Weighted-average shares for basic EPS	1,372	1,399	1,381	1,406
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	7	9	8	9
Weighted-average shares for diluted EPS	1,379	1,408	1,389	1,415
Basic earnings per share attributable to Mondelēz International	$0.39	$0.90	$1.55	$2.34
Diluted earnings per share attributable to Mondelēz International	$0.39	$0.89	$1.54	$2.33

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 3.3 million in the third quarter of 2022 and 2.7 million in the third quarter of 2021 and 2.9 million in the first nine months of 2022 and 3.0 million in the first nine months of 2021.

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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net revenues:
Latin America	$913	$751	$2,615	$2,089
AMEA	1,704	1,629	5,106	4,826
Europe	2,649	2,714	8,210	8,035
North America	2,497	2,088	6,870	6,112
Net revenues	$7,763	$7,182	$22,801	$21,062
Earnings before income taxes:
Operating income:
Latin America	$112	$91	$305	$221
AMEA	257	267	740	842
Europe	413	508	1,170	1,478
North America	465	363	1,337	932
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(186)	132	(268)	270
General corporate expenses	(58)	(35)	(170)	(177)
Amortization of intangible assets	(32)	(32)	(96)	(102)
Gain on acquisition	—	—	—	9
Acquisition-related costs	(292)	—	(318)	(24)
Operating income	679	1,294	2,700	3,449
Benefit plan non-service income	30	37	93	135
Interest and other expense, net	(71)	(82)	(337)	(358)
Earnings before income taxes	$638	$1,249	$2,456	$3,226

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

Net revenues by product category were:

	For the Three Months Ended September 30, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$272	$655	$892	$2,166	$3,985
Chocolate	240	640	1,290	62	2,232
Gum & Candy	202	204	172	269	847
Beverages	111	119	25	—	255
Cheese & Grocery	88	86	270	—	444
Total net revenues	$913	$1,704	$2,649	$2,497	$7,763

	For the Three Months Ended September 30, 2021 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$218	$585	$859	$1,785	$3,447
Chocolate	208	623	1,371	68	2,270
Gum & Candy	157	205	157	235	754
Beverages	89	112	27	—	228
Cheese & Grocery	79	104	300	—	483
Total net revenues	$751	$1,629	$2,714	$2,088	$7,182

	For the Nine Months Ended September 30, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$751	$1,880	$2,844	$5,866	$11,341
Chocolate	731	1,882	3,942	199	6,754
Gum & Candy	567	608	494	805	2,474
Beverages	305	460	81	—	846
Cheese & Grocery	261	276	849	—	1,386
Total net revenues	$2,615	$5,106	$8,210	$6,870	$22,801

	For the Nine Months Ended September 30, 2021 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$592	$1,677	$2,518	$5,299	$10,086
Chocolate	581	1,768	4,052	185	6,586
Gum & Candy	417	614	459	628	2,118
Beverages	265	438	87	—	790
Cheese & Grocery	234	329	919	—	1,482
Total net revenues	$2,089	$4,826	$8,035	$6,112	$21,062

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

In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. In connection with the damage to these plants and impairment of other assets, primarily inventory, other plant, property and equipment, as well as increased allowances on our receivables, during the first quarter of 2022, we recorded $143 million of charges directly incurred as a result of the war in Ukraine, including an accrual for continued compensation for our employees in Ukraine (see Note 1, Basis of Presentation, to the condensed consolidated financial statements, and refer to Items Affecting Comparability of Financial Results for additional information). We have increased operations and continue to provide resources in other primarily European manufacturing and distribution facilities to seek to continue supplying our Ukraine business's customers and consumers across Europe.

During the second and third quarters of 2022, the war continued through parts of Ukraine. We continue to make targeted repairs on both our plants. We relaunched our systems and implemented additional safety and security measures. In late June, we partially reopened the Vyshhorod plant and restarted limited potato chip production. During the second and third quarters of 2022, we reversed approximately $15 million and $7 million, respectively, of previously recorded charges primarily as a result of higher than expected collection of trade receivables and inventory recoveries.

As a food company, we continue to work to support the continuity of food supply and provide packaged foods to consumers. We have discontinued new capital investments and suspended our advertising spending in Russia, but as a food company with more than 2,500 employees in Russia, we have not ceased operations given we believe we play a role in the continuity of the food supply. We are required to comply with applicable international sanctions and other measures that have been or may be imposed on Russian entities. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis, and we continue to consolidate both our Ukrainian and Russian subsidiaries. Prior to the onset of the war, Ukraine generated 0.5% and Russia generated 2.9% of 2021 consolidated net revenues. During the nine months ended September 30, 2022, Ukraine generated 0.3% and Russia generated 3.6% of consolidated net revenue. Our Russian business has grown as a result of the recent strengthening of the Russian ruble versus the U.S. dollar and increased demand for packaged foods. The war has not had a material impact on our Russian business through the first nine months of 2022.

We provide more information on risks related to the war in Ukraine in our Financial Outlook and Commodity Trends section, Item 3, Quantitative and Qualitative Disclosures about Market Risk and under Item 1A, Risk Factors.

COVID-19 and Inflationary Cost Environment

In the third year of the COVID-19 global pandemic, our main priority remains the safety of our employees as well as continuing to help maintain the global food supply. During the pandemic, we experienced an overall increase in demand and revenue growth as consumers increased their food purchases for in-home consumption in many markets, while parts of our business were negatively affected by related lockdowns and restrictions. In late 2021, global supply chain, transportation and labor issues escalated and we experienced significantly higher operating costs, including higher overall raw material, transportation, labor and energy costs that have continued to rise in 2022.

During the first nine months of 2022, our net revenues continued to increase with growth of 8.3% and Organic Net Revenue growth of 11.2%, compared to the first nine months of 2021. Throughout 2022, we continued to see increased demand primarily for our snack category products and revenue growth in both our emerging and developed markets relative to the first nine months of 2021. We continued to also experience significantly higher operating costs. See additional details on our results in our Discussion and Analysis of Historical Results.

During the pandemic and the related inflationary environment, we continued to closely monitor our cash position and cash flows and worked to increase our access to financing. As of September 30, 2022, our liquidity remains strong. During the first nine months of 2022, we funded our acquisitions of Chipita and Clif Bar (see additional information below) and also issued $2.5 billion of new long-term debt in order to refinance approximately $2 billion of tendered and redeemed debt (refer to Note 8, Debt and Borrowing Arrangements for details) ahead of the rising interest rate environment. We generated $2.5 billion of cash from operations during the first nine months of 2022, ending the quarter with cash and cash equivalents of $2.2 billion as of September 30, 2022. We also had $9 billion of unused credit facilities available as of September 30, 2022 as well as ongoing access to financing markets as evidenced by the incremental term loan facility we entered into and announced on July 11, 2022. Our JDE Peet's and KDP equity method investments also give us additional financial flexibility.

We will continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and business risks while also prioritizing and supporting our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets. We intend to continue to execute on our new strategic and operating plans as the situation evolves. We seek to further our strategic priorities and position the Company to withstand the current uncertainties and emerge stronger.

Acquisitions and Divestitures

During the second quarter of 2022, we announced our intention to divest our developed market gum and global Halls candy businesses. Refer to Financial Outlook below for additional details.

On November 1, 2022, we completed our acquisition of Ricolino, a confectionery business located primarily in Mexico, for a purchase price of approximately $1.3 billion.

On August 1, 2022, we completed our acquisition of Clif Bar, a leading U.S. maker of nutritious energy bars with organic ingredients. We paid cash consideration of $2.9 billion, which includes purchase price consideration of $2.6 billion, net of cash received and compensation expense of $0.3 billion related to the buyout of the non-vested ESOP shares.

On January 3, 2022, we completed our acquisition of Chipita Global S.A. ("Chipita"), which is a strategic complement to our existing snacks portfolio and advances our strategy to become the global leader in broader snacking. We paid cash consideration of €1.2 billion ($1.4 billion), net of cash received, and we assumed and paid down €0.5 billion ($0.4 billion) of Chipita's debt in January for a total purchase price of approximately €1.7 billion ($1.8 billion).

Refer to our Discussion and Analysis of Historical Results for more information on the impact of the Ricolino, Clif Bar and Chipita acquisitions on our results and refer to Note 2, Acquisitions and Divestitures, for additional details.

JDE Peet's and KDP Equity Method Investment Transactions

JDE Peet's
On May 8, 2022, we sold approximately 18.6 million JDE Peet's shares directly back to JDE Peet's, which reduced our ownership interest to 19.8%. We received €500 million ($529 million) of proceeds and recorded a loss of €8 million ($8 million) on this sale during the second quarter of 2022.

KDP
On June 7, 2021, we participated in a secondary offering of KDP shares and sold approximately 28 million shares, which reduced our ownership interest to 6.4% of the total outstanding shares. We received $997 million of proceeds and recorded a pre-tax gain of $520 million (or $392 million after-tax) during the second quarter of 2021. On August 2, 2021, we sold approximately 14.7 million KDP shares, which reduced our ownership interest to 5.3%. We received $500 million of proceeds and recorded a pre-tax gain of $248 million (or $189 million after-tax) during the third quarter of 2021. The cash taxes associated with both KDP share sales were paid in 2021.

Summary of Results

•Net revenues increased 8.1% to $7.8 billion in the third quarter of 2022 and increased 8.3% to $22.8 billion in the first nine months of 2022 as compared to the same period in the prior year. In the third quarter and first nine months of 2022, our net revenue growth continued to reflect increased demand for most of our snack category products in both our emerging and developed markets relative to 2021. Overall, our net revenue growth in the third quarter and first nine months of 2022 was driven by higher net pricing, incremental net revenues from acquisitions and favorable volume/mix, partially offset by unfavorable currency translation and the impact of divestitures.

•Organic Net Revenue, a non-GAAP financial measure, increased 12.1% to $8.0 billion in the third quarter of 2022 and increased 11.2% to $23.3 billion in the first nine months of 2022 as compared to same period in the prior year. During the third quarter and first nine months of 2022, Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Refer to our Discussion and Analysis of Historical Results below for additional information. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•Diluted EPS attributable to Mondelēz International decreased 56.2% to $0.39 in the third quarter of 2022 and decreased 33.9% to $1.54 in the first nine months of 2022 as compared to the same period in the prior year.
–Diluted EPS decreased in the third quarter of 2022, primarily driven by acquisition-related costs incurred in 2022, an unfavorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, lapping a prior-year net gain on equity method transactions, higher acquisition integration costs and contingent consideration adjustments, intangible asset impairment charges incurred in 2022 and inventory step-up charges incurred in 2022, partially offset by lower Simplify to Grow program costs and an increase in Adjusted EPS.
–Diluted EPS decreased during the first nine months of 2022, primarily driven by lapping prior-year net gains on equity method transactions, unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives, higher acquisition-related costs, incremental costs incurred due to the war in Ukraine, higher acquisition integration costs and contingent consideration adjustments, higher intangible asset impairment charges, lower net earnings from divestitures and inventory step-up charges incurred in 2022, partially offset by lower Simplify to Grow program costs, an increase in Adjusted EPS, lower negative impacts from enacted tax law changes, lower equity method investee items and lapping the prior-year negative impact from pension participation changes.

•Adjusted EPS, a non-GAAP financial measure, increased 5.7% to $0.74 in the third quarter of 2022 and increased 3.7% to $2.22 in the first nine months of 2022 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS increased 15.7% to $0.81 in the third quarter of 2022 and up 12.6% to $2.41 in the first nine months of 2022 as compared to the same periods in the prior year.
–Adjusted EPS increased in the third quarter of 2022, primarily driven by operating gains, lower taxes primarily due to higher net benefits from non-recurring discrete tax items, fewer shares outstanding and higher equity method earnings, partially offset by unfavorable currency translation and higher interest expense.
–Adjusted EPS increased during the first nine months of 2022, primarily driven by operating gains, fewer shares outstanding and lower taxes, partially offset by unfavorable currency translation, lower benefit plan non-service income and higher interest expense.
Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Outlook

We seek to achieve profitable, long-term growth and manage our business to attain this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. We use these non-GAAP financial metrics and related computations, particularly growth in profit dollars, to evaluate and manage our business and to plan and make near- and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to our U.S. Generally Accepted Accounting Principles ("U.S. GAAP") financial results. We believe it is useful to provide investors with the same financial information that we use internally to make comparisons of our historical operating results, identify trends in our underlying operating results and evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our U.S. GAAP results. We have provided reconciliations between our U.S. GAAP and non-GAAP financial measures in Non-GAAP Financial Measures, which appears later in this section.

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2021 and discussed in the footnotes to our financial statements.
•Market conditions. Snack categories continued to grow in the first nine months of 2022. This is consistent with the latest findings in the third annual State of Snacking report, commissioned by Mondelēz International and issued in January 2022. The research report was conducted in conjunction with consumer poll specialist The Harris Poll and summarizes the findings from interviews with thousands of consumers across 12 countries. The report underscores the growth of snacking worldwide and how behavior, sentiment and routines surrounding food are being reshaped by factors such as the COVID-19 pandemic. Snacking, which was already increasing among consumers, continues to grow as we noted in our latest Annual Report on Form 10-K. Our outlook for future snacks revenue growth remains strong, but we anticipate some volatility in revenues while current events and conditions continue. As the COVID-19 pandemic, inflationary cost environment, war in Ukraine and related impacts continue, we could see shifts in consumer demand and in our sales and product mix that could have a negative impact on our results. We continue to monitor volatility across markets, including global consumer, energy and other commodity, transportation, labor, currency and capital markets. We expect greater inflation, including input cost volatility and a higher aggregate cost environment to continue in 2022, as the war in Ukraine, the pandemic, supply chain disruptions (affecting the availability of raw materials, packaging, transportation and other costs), rising energy costs, labor shortages, adverse weather events and conditions and other factors are expected to continue. Although we hedge to mitigate exposures to commodity and other input cost increases, we cannot fully hedge against all cost increases and changes in costs, and our hedging strategies may not protect us from increases in specific raw materials or other costs. Refer also to Commodity Trends and Item 3, Quantitative and Qualitative Disclosures about Market Risk.
•War in Ukraine. We expect to experience heightened volatility and higher costs in international supply chains and global markets (including energy and other commodities, currencies and capital markets) in connection with the war in Ukraine with related negative impacts to our operating results that we cannot fully predict with certainty. We also expect increased inflationary pressures that will adversely impact our operating costs, particularly as the war continues. Demand for our products may also be negatively impacted, particularly in those markets closest to Ukraine or other markets that are more vulnerable to consumer price increases. We have expanded operations in other European facilities and are adapting to continue supplying the majority of our Ukraine business's customers and consumers across Europe. We continue to take action and evaluate additional ways to mitigate risks, including executing business continuity plans to cover products produced in Ukraine and taking actions to adjust product offerings, package sizes and pricing to help address rising costs. In addition, while our business in Russia has continued to perform well in 2022, we may experience negative impacts to our business in the future due to the war in Ukraine, including challenges to supply products as a result of sanctions or other supply chain challenges, reductions in consumer demand or local government actions that negatively impact our business. Our continued operating presence in Russia may result in negative publicity or consumer actions against our brands, which may have negative impacts on our business. We may also experience increased cyber attacks from state sponsored threat actors with ransomware or other type of malware attacks due to a heightened level of malicious cyber activity as a result of the war in Ukraine. While we are working to mitigate negative effects on our business, we may not be able to fully predict or respond to all of the direct or indirect impacts on our business on a timely basis to prevent adverse impacts to our results. We also continue to monitor the situation in Russia and any risks to our employees, operations or assets. Any ongoing or new developments in the war could have a material negative effect on our business and results in the future.

•Clif Bar acquisition. On August 1, 2022, we completed our acquisition of Clif Bar for approximately $2.9 billion. The acquisition of Clif Bar includes a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain revenue and earnings targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The possible payments range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of the base financial projections. In connection with this acquisition, we expect to generate a meaningful cash tax benefit over time from the amortization of acquisition-related intangibles. Refer to Note 2, Acquisitions and Divestitures, and Liquidity and Capital Resources for additional details.
•Ricolino acquisition. On November 1, 2022, we completed our acquisition of Ricolino, a confectionery business located primarily in Mexico, for a purchase price of approximately $1.3 billion. Refer to Note 2, Acquisitions and Divestitures, and Liquidity and Capital Resources for additional details.
•Planned Divestiture of our developed market gum and global Halls businesses. In May 2022, we announced our intention to divest these businesses and in the third quarter of 2022, we began to seek potential buyers for these businesses.
•Taxes. We continue to monitor existing and potential future tax reform around the world. On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our initial analysis of the provisions, we expect to meet the criteria of a large corporation but we do not believe this legislation will have a material impact on our consolidated financial statements; we will continue to evaluate it as additional guidance and clarification becomes available. In addition, the Organization of Economic Cooperation and Development (OECD) continues to work toward agreement regarding model rules for a global minimum tax. This could have a material effect on us if enacted.
•Türkiye, Argentina and currency volatility. During 2022, currency exchange rate volatility increased, particularly in connection with the war in Ukraine, and we continue to monitor Ukraine and Russia and inflationary economic impacts there and in other countries. We discuss historical currency impacts in our Discussion and Analysis of Historical Results. As further discussed in Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, during the first quarter of 2022, we concluded that Türkiye became a highly inflationary economy for accounting purposes. As of April 1, 2022, we began to apply highly inflationary accounting for our subsidiaries operating in Türkiye and changed their functional currency from the Turkish lira to the U.S. dollar. Our operations in Türkiye contributed $141 million or 0.6% of our condensed consolidated net revenues in the nine months ended September 30, 2022. Within selling, general and administrative expenses, we recorded a remeasurement gain of $1 million during the three months and nine months ended September 30, 2022 related to the revaluation of the Turkish lira denominated net monetary position. We also continue to apply highly inflationary accounting for our Argentinean subsidiaries. We recorded a remeasurement gain of $1 million during the three months and $1 million during the nine months ended September 30, 2022 within selling, general and administrative expenses related to the revaluation of our Argentinean peso denominated net monetary position. The mix of monetary assets and liabilities and the exchange rate to convert Turkish lira and Argentinean pesos to U.S. dollars could change over time, so it is difficult to predict the overall impact of Türkiye and Argentina highly inflationary accounting on future net earnings.
•U.K. advertising and promotion ban. In the United Kingdom, a ban on specific types of TV, online advertising and certain promotions of food containing levels of fat, sugar or salt above specified thresholds is expected to go into effect in 2024, and new measures restricting in-store placement of some of those products went into effect in October 2022. Although we are unable to estimate precisely the impact of the restrictions, they could significantly negatively affect our U.K. results of operations in 2022 and thereafter. In the nine months ended September 30, 2022, we generated 7.9% of our consolidated net revenues in the U.K.
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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2022	2021	2022	2021
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$7	$(62)	$(8)	$(250)
Implementation charges		(23)	(65)	(62)	(132)
Intangible asset impairment charges	Note 5	(23)	—	(101)	(32)
Mark-to-market (losses)/gains from derivatives (1)	Note 9	(120)	134	(220)	268
Acquisition and divestiture-related costs:	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		(28)	57	(100)	54
Inventory step-up		(20)	—	(20)	—
Acquisition-related costs		(292)	—	(318)	(24)
Gain on acquisition		—	—	—	9
Divestiture-related costs		(6)	—	(12)	—
Incremental costs due to war in Ukraine (2)	Note 1	7	—	(121)	—
Remeasurement of net monetary position	Note 1	(11)	(2)	(26)	(10)
Impact from pension participation changes (1)	Note 10	(3)	(1)	(8)	(38)
Impact from resolution of tax matters (1)	Note 12	—	—	—	7
Loss on debt extinguishment and related expenses	Note 8	—	—	(129)	(137)
Initial impacts from enacted tax law changes	Note 14	(13)	4	(22)	(95)
(Loss)/gain on equity method investment transactions (3)		(3)	248	(16)	743
Equity method investee items (4)		(1)	4	13	(51)
Effective tax rate	Note 14	28.8%	27.4%	24.2%	29.5%

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

Consolidated Results of Operations

Three Months Ended September 30:

	For the Three Months Ended September 30,
	2022	2021	$ change	% change
	(in millions, except per share data)
Net revenues	$7,763	$7,182	$581	8.1%
Operating income	679	1,294	(615)	(47.5)%
Net earnings attributable to Mondelēz International	$532	$1,258	$(726)	(57.7)%
Diluted earnings per share attributable to Mondelēz International	$0.39	$0.89	$(0.50)	(56.2)%

Net Revenues – Net revenues increased $581 million (8.1%) to $7,763 million in the third quarter of 2022, and Organic Net Revenue (1) increased $863 million (12.1%) to $8,018 million. Developed markets net revenues increased 1.5% and developed markets Organic Net Revenue increased 5.2% (1). Emerging markets net revenues increased 19.7% and emerging markets Organic Net Revenue increased 24.4% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2022
Change in net revenues (by percentage point)
Total change in net revenues	8.1%
Remove the following items affecting comparability:
Unfavorable currency	8.2	pp
Impact of divestitures	0.4	pp
Impact of acquisitions	(4.6)	pp
Total change in Organic Net Revenue (1)	12.1%
Higher net pricing	11.4	pp
Favorable volume/mix	0.7	pp
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 8.1% was driven by our underlying Organic Net Revenue growth of 12.1% and the impact of acquisitions, partially offset by unfavorable currency translation and the impact of divestitures. Overall, we continued to see increased demand for our snack category products. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2021 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2022. Favorable volume/mix was driven primarily by volume gains in Latin America and AMEA, partially offset by volume declines in Europe, due to disruptions caused by pricing negotiations, and North America. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $158 million (constant currency basis) and the January 3, 2022 acquisition of Chipita added incremental net revenues of $176 million (constant currency basis). Unfavorable currency impacts decreased net revenues by $590 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Turkish lira, Argentinean peso, Indian rupee, Chinese yuan, Australian dollar and Polish zloty, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble. The impact of divestitures resulted in a year-over-year reduction in net revenues of $26 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income decreased $615 million (47.5%) to $679 million in the third quarter of 2022. Adjusted Operating Income (1) increased $23 million (1.9%) to $1,253 million and Adjusted Operating Income on a constant currency basis (1) increased $118 million (9.6%) to $1,348 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended September 30, 2021	$1,294
Simplify to Grow Program (2)	127
Mark-to-market gains from derivatives (3)	(132)
Acquisition integration costs and contingent consideration adjustments (4)	(57)
Operating income from divestitures (4)	(6)
Remeasurement of net monetary position (5)	2
Impact from pension participation changes (6)	2
Adjusted Operating Income (1) for the Three Months Ended September 30, 2021	$1,230
Higher net pricing	817
Higher input costs	(545)
Unfavorable volume/mix	(28)
Higher selling, general and administrative expenses	(154)
Lower amortization of intangible assets	(1)
Impact from acquisition (4)	30
Other	(1)
Total change in Adjusted Operating Income (constant currency) (1)	118	9.6%
Unfavorable currency translation	(95)
Total change in Adjusted Operating Income (1)	23	1.9%
Adjusted Operating Income (1) for the Three Months Ended September 30, 2022	$1,253
Simplify to Grow Program (2)	(16)
Intangible asset impairment charges (7)	(23)
Mark-to-market losses from derivatives (4)	(186)
Acquisition integration costs and contingent consideration adjustments (4)	(27)
Inventory step-up (4)	(20)
Acquisition-related costs (4)	(292)
Divestiture-related costs (4) (8)	(6)
Incremental costs due to war in Ukraine (5)	7
Remeasurement of net monetary position (5)	(11)
Operating Income for the Three Months Ended September 30, 2022	$679	(47.5)%
(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 9, Financial Instruments, and the Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the August 1, 2022 acquisition of Clif Bar, January 3, 2022 acquisition of Chipita, the November 1, 2021 sale of MaxFoods Pty Ltd, the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade and the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings.
(5)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina and Türkiye.
(6)Refer to Note 10, Benefit Plans, for more information.
(7)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(8)Divestiture-related costs includes costs incurred associated with our publicly-announced processes to divest our developed markets gum and global Halls businesses.

During the third quarter of 2022, we realized higher net pricing, which was partially offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in the second half of 2021 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2022, was reflected across all regions. The increase in input costs was driven by higher raw material costs as well as increased manufacturing costs. Higher raw material costs were in part due to higher dairy, packaging, edible oils, grains, energy, sugar, nuts and other ingredients costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower cocoa costs. Unfavorable volume/mix was driven by Europe, due to disruptions caused by pricing negotiations, and North America, partially offset by favorable volume/mix in AMEA and Latin America.

Total selling, general and administrative expenses increased $448 million from the third quarter of 2021, due to a number of factors noted in the table above, including in part, acquisition-related costs incurred in 2022, the impact of acquisitions, higher acquisition integration costs and contingent consideration adjustments, higher remeasurement of net monetary position, divestiture-related costs incurred in 2022 and higher implementation costs incurred for the Simplify to Grow Program, which were partially offset by a favorable currency impact related to expenses, and a decrease of allowance and other cost reserves associated with incremental costs due to the war in Ukraine. Excluding these factors, selling, general and administrative expenses increased $154 million from the third quarter of 2021. The increase was driven primarily by higher overhead costs in part due to increased investments in route-to-market capabilities and higher advertising and consumer promotion costs.

Unfavorable currency changes decreased operating income by $95 million due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Turkish lira, Indian rupee, Argentinean peso and Chinese yuan, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble.

Operating income margin decreased from 18.0% in the third quarter of 2021 to 8.7% in the third quarter of 2022. The decrease was driven primarily by unfavorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, acquisition-related costs incurred in 2022, lower Adjusted Operating Income margin, higher acquisition integration costs and contingent consideration adjustments, intangible asset impairment charge incurred in 2022, inventory step-up charge incurred in 2022 and higher remeasurement of net monetary position, partially offset by lower Simplify to Grow program costs. Adjusted Operating Income margin decreased from 17.2% for the third quarter of 2021 to 16.1% for the third quarter of 2022. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing and overhead cost leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $532 million decreased by $726 million (57.7%) in the third quarter of 2022. Diluted EPS attributable to Mondelēz International was $0.39 in the third quarter of 2022, down $0.50 (56.2%) from the third quarter of 2021. Adjusted EPS (1) was $0.74 in the third quarter of 2022, up $0.04 (5.7%) from the third quarter of 2021. Adjusted EPS on a constant currency basis (1) was $0.81 in the third quarter of 2022, up $0.11 (15.7%) from the third quarter of 2021.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2021	$0.89
Simplify to Grow Program (2)	0.06
Mark-to-market gains from derivatives (2)	(0.08)
Acquisition integration costs and contingent consideration adjustments (2)	(0.03)
Net earnings from divestitures (2)	(0.01)
Gain on equity method investment transactions (3)	(0.13)
Adjusted EPS (1) for the Three Months Ended September 30, 2021	$0.70
Increase in operations	0.05
Increase in equity method investment net earnings	0.01
Impact from acquisition (2)	0.02
Changes in interest and other expense, net (4)	(0.03)
Changes in income taxes (5)	0.04
Changes in shares outstanding (6)	0.02
Adjusted EPS (constant currency) (1) for the Three Months Ended September 30, 2022	$0.81
Unfavorable currency translation	(0.07)
Adjusted EPS (1) for the Three Months Ended September 30, 2022	$0.74
Simplify to Grow Program (2)	(0.01)
Intangible asset impairment charges (2)	(0.01)
Mark-to-market losses from derivatives (2)	(0.07)
Acquisition integration costs and contingent consideration adjustments (2)	(0.02)
Acquisition-related costs (2)	(0.21)
Inventory step-up (2)	(0.01)
Remeasurement of net monetary position (2)	(0.01)
Initial impacts from enacted tax law changes (5)	(0.01)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2022	$0.39
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information.
(3)Refer to Note 6, Equity Method Investments, for more information on gain/loss on equity method investment transactions.
(4)Excludes the currency impact on interest expense related to non-U.S. dollar-denominated debt, which is included in currency translation.
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

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in millions, except per share data)
Net revenues	$22,801	$21,062	$1,739	8.3%
Operating income	2,700	3,449	(749)	(21.7)%
Net earnings attributable to Mondelēz International	$2,134	$3,297	$(1,163)	(35.3)%
Diluted earnings per share attributable to Mondelēz International	$1.54	$2.33	$(0.79)	(33.9)%

Net Revenues – Net revenues increased $1,739 million (8.3%) to $22,801 million in the first nine months of 2022, and Organic Net Revenue (1) increased $2,342 million (11.2%) to $23,346 million. Developed markets net revenues increased 2.3% and developed markets Organic Net Revenue increased 5.7% (1). Emerging markets net revenues increased 19.1% and emerging markets Organic Net Revenue increased 21.1% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2022
Change in net revenues (by percentage point)
Total change in net revenues	8.3%
Add back the following items affecting comparability:
Unfavorable currency	6.2	pp
Impact of divestitures	0.2	pp
Impact of acquisitions	(3.5)	pp
Total change in Organic Net Revenue (1)	11.2%
Higher net pricing	8.1	pp
Favorable volume/mix	3.1	pp
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 8.3% was driven by our underlying Organic Net Revenue growth of 11.2% and the impact of acquisitions, partially offset by unfavorable currency translation and the impact of divestitures. Overall, we continued to see increased demand for our snack category products. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2021 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2022. Favorable volume/mix was driven by AMEA, Latin America and Europe, primarily by strong volume gains across our snack category products, partially offset by unfavorable volume/mix in North America. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $158 million (constant currency basis), the January 3, 2022 acquisition of Chipita added incremental net revenues of $543 million (constant currency basis), the April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $15 million (constant currency basis) and the March 25, 2021 acquisition of Grenade added incremental net revenues of $22 million (constant currency basis). Unfavorable currency impacts decreased net revenues by $1,305 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Turkish lira, Argentinean peso, Australian dollar, Indian rupee, Polish zloty and Swedish krona, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Russian ruble and Brazilian real. The impact of divestitures resulted in a year-over-year reduction in net revenues of $36 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income decreased $749 million (21.7%) to $2,700 million in the first nine months of 2022. Adjusted Operating Income (1) increased $133 million (3.7%) to $3,727 million and Adjusted Operating Income on a constant currency basis (1) increased $382 million (10.6%) to $3,976 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Nine Months Ended September 30, 2021	$3,449
Simplify to Grow Program (2)	381
Intangible asset impairment charge (3)	32
Mark-to-market gains from derivatives (4)	(270)
Acquisition integration costs and contingent consideration adjustments (5)	(54)
Acquisition-related costs (5)	24
Gain from acquisition (5)	(9)
Operating income from divestitures (5)	(11)
Remeasurement of net monetary position (6)	10
Impact from pension participation changes (7)	47
Impact from resolution of tax matters (8)	(5)
Adjusted Operating Income (1) for the Nine Months Ended September 30, 2021	3,594
Higher net pricing	1,698
Higher input costs	(1,172)
Favorable volume/mix	161
Higher selling, general and administrative expenses	(358)
Lower amortization of intangible assets	7
Impact from acquisitions (5)	46
Total change in Adjusted Operating Income (constant currency) (1)	382	10.6%
Unfavorable currency translation	(249)
Total change in Adjusted Operating Income (1)	133	3.7%
Adjusted Operating Income (1) for the Nine Months Ended September 30, 2022	$3,727
Simplify to Grow Program (2)	(69)
Intangible asset impairment charge (3)	(101)
Mark-to-market losses from derivatives (4)	(268)
Acquisition integration costs and contingent consideration adjustments (5)	(96)
Inventory step-up (5)	(20)
Acquisition-related costs (5)	(318)
Divestiture-related costs (5) (9)	(12)
Operating income from divestitures (6)	4
Incremental costs due to war in Ukraine (6)	(121)
Remeasurement of net monetary position (6)	(26)
Operating Income for the Nine Months Ended September 30, 2022	$2,700	(21.7)%
(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 9, Financial Instruments, Note 16,Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the August 1, 2022 acquisition of Clif Bar, the January 3, 2022 acquisition of Chipita, the November 1, 2021 sale of MaxFoods Pty Ltd, the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade and the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings.
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

During the first nine months of 2022, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2021 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2022, was reflected in all regions. Favorable volume/mix was driven by AMEA, Latin America and Europe, which was partially offset by unfavorable volume/mix in North America. Overall volume/mix benefited from strong volume growth due to continued increased demand for our snack category products. The increase in input costs was driven by higher raw material costs as well as higher manufacturing costs. Higher raw material costs were in part due to higher packaging, dairy, edible oils, energy, grains, sugar, nuts and other ingredients costs, partially offset by lower cocoa costs and favorable year-over-year currency exchange transaction costs on imported materials.

Total selling, general and administrative expenses increased $660 million from the first nine months of 2021, due to a number of factors noted in the table above, including in part, higher acquisition-related costs, higher acquisition integration costs, the impact of acquisitions, incremental costs due to the war in Ukraine, higher remeasurement of net monetary position, divestiture-related costs incurred in 2022 and lapping the prior-year favorable impact from the resolution of a tax matter, which were partially offset by a favorable currency impact related to expenses, lapping the prior-year unfavorable impact from pension participation changes and lower implementation costs incurred for the Simplify to Grow Program. Excluding these factors, selling, general and administrative expenses increased $358 million from the first nine months of 2021. The increase was driven primarily by higher advertising and consumer promotion costs and higher overheads in part due to increased investments in route-to-market capabilities.

Unfavorable currency changes decreased operating income by $249 million due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Turkish lira, Argentinian peso, Australian dollar, Indian rupee, Polish zloty and Swedish krona, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Brazilian real.

Operating income margin decreased from 16.4% in the first nine months of 2021 to 11.8% in the first nine months of 2022. The decrease in operating income margin was driven primarily by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, higher acquisition-related costs, higher acquisition integration costs, lower Adjusted Operating Income margin, incremental costs due to the war in Ukraine, higher intangible asset impairment charges, higher remeasurement of net monetary position, divestiture-related costs incurred in 2022 and inventory step-up charges incurred in 2022, partially offset by lower costs for the Simplify to Grow Program and lapping the prior-year unfavorable impact from pension participation changes. Adjusted Operating Income margin decreased from 17.1% for the first nine months of 2021 to 16.4% for the first nine months of 2022. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing and overhead cost leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,134 million decreased by $1,163 million (35.3%) in the first nine months of 2022. Diluted EPS attributable to Mondelēz International was $1.54 in the first nine months of 2022, down $0.79 (33.9%) from the first nine months of 2021. Adjusted EPS (1) was $2.22 in the first nine months of 2022, up $0.08 (3.7%) from the first nine months of 2021. Adjusted EPS on a constant currency basis (1) was $2.41 in the first nine months of 2022, up $0.27 (12.6%) from the first nine months of 2021.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2021	$2.33
Simplify to Grow Program (2)	0.20
Intangible asset impairment charge (2)	0.02
Mark-to-market gains from derivatives (2)	(0.16)
Acquisition integration costs and contingent consideration adjustments (2)	(0.03)
Acquisition-related costs (2)	0.01
Net earnings from divestitures (2)	(0.03)
Remeasurement of net monetary position (2)	0.01
Impact from pension participation changes (2)	0.02
Loss on debt extinguishment and related expenses (3)	0.07
Initial impacts from enacted tax law changes (4)	0.07
Gain on equity method investment transaction (5)	(0.40)
Equity method investee items (6)	0.03
Adjusted EPS (1) for the Nine Months Ended September 30, 2021	$2.14
Increase in operations	0.18
Impact from acquisition (2)	0.03
Changes in benefit plan non-service income	(0.01)
Changes in interest and other expense, net (7)	(0.01)
Changes in income taxes (4)	0.04
Changes in shares outstanding (8)	0.04
Adjusted EPS (constant currency) (1) for the Nine Months Ended September 30, 2022	$2.41
Unfavorable currency translation	(0.19)
Adjusted EPS (1) for the Nine Months Ended September 30, 2022	$2.22
Simplify to Grow Program (2)	(0.04)
Intangible asset impairment charges (2)	(0.05)
Mark-to-market losses from derivatives (2)	(0.13)
Acquisition integration costs and contingent consideration adjustments (2)	(0.03)
Inventory step-up (2)	(0.01)
Acquisition-related costs (2)	(0.23)
Divestiture-related costs (2)	(0.01)
Net earnings from divestitures (2)	0.01
Incremental costs due to war in Ukraine (2)	(0.09)
Remeasurement of net monetary position (2)	(0.02)
Loss on debt extinguishment and related expenses (3)	(0.07)
Initial impacts from enacted tax law changes (4)	(0.01)
Loss on equity method investment transactions (6)	(0.01)
Equity method investee items (6)	0.01
Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2022	$1.54
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section.
(2)See the Operating Income table above and the related footnotes for more information.

(3)Refer to Note 8, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.
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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net revenues:
Latin America	$913	$751	$2,615	$2,089
AMEA	1,704	1,629	5,106	4,826
Europe	2,649	2,714	8,210	8,035
North America	2,497	2,088	6,870	6,112
Net revenues	$7,763	$7,182	$22,801	$21,062
Earnings before income taxes:
Operating income:
Latin America	$112	$91	$305	$221
AMEA	257	267	740	842
Europe	413	508	1,170	1,478
North America	465	363	1,337	932
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(186)	132	(268)	270
General corporate expenses	(58)	(35)	(170)	(177)
Amortization of intangible assets	(32)	(32)	(96)	(102)
Gain on acquisition	—	—	—	9
Acquisition-related costs	(292)	—	(318)	(24)
Operating income	679	1,294	2,700	3,449
Benefit plan non-service income	30	37	93	135
Interest and other expense, net	(71)	(82)	(337)	(358)
Earnings before income taxes	$638	$1,249	$2,456	$3,226

Latin America

	For the Three Months Ended September 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$913	$751	$162	21.6%
Segment operating income	112	91	21	23.1%

	For the Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$2,615	$2,089	$526	25.2%
Segment operating income	305	221	84	38.0%

Three Months Ended September 30:

Net revenues increased $162 million (21.6%), due to higher net pricing (25.8 pp) and favorable volume/mix (5.8 pp), partially offset by unfavorable currency (8.4 pp) and the impact of divestitures (1.6 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the region continued to see increased demand for our snack category products. Favorable volume/mix was driven by gains in candy, biscuits, gum and chocolate, partially offset by declines in refreshment beverages and cheese & grocery. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, primarily the Argentinean peso, slightly offset by the strength of a few currencies relative to the U.S. dollar. The impact of divestitures resulted in a year-over-year reduction in net revenues of $10 million.

Segment operating income increased $21 million (23.1%), primarily due to higher net pricing, favorable volume/mix and lower manufacturing costs due to productivity. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher remeasurement loss of net monetary position, acquisition integration costs incurred in 2022 and unfavorable currency.

Nine Months Ended September 30:

Net revenues increased $526 million (25.2%), due to higher net pricing (21.5 pp) and favorable volume/mix (8.6 pp), partially offset by unfavorable currency (4.3 pp) and the impact of divestitures (0.6 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the region continued to see increased demand for our snack category products. Favorable volume/mix was driven by gains in gum, biscuits, chocolate and candy, partially offset by a decline in refreshment beverages and cheese & grocery. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, primarily the Argentinean peso, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Brazilian real. The impact of divestitures resulted in a year-over-year decline in net revenues of $6 million.

Segment operating income increased $84 million (38.0%), primarily due to higher net pricing, favorable volume/mix, lower manufacturing costs due to productivity and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, higher remeasurement loss on net monetary position, acquisition integration costs and lapping a prior-year favorable impact from the resolution of a tax matter.

AMEA

	For the Three Months Ended September 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$1,704	$1,629	$75	4.6%
Segment operating income	257	267	(10)	(3.7)%

	For the Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$5,106	$4,826	$280	5.8%
Segment operating income	740	842	(102)	(12.1)%

Three Months Ended September 30:

Net revenues increased $75 million (4.6%), due to favorable volume/mix (8.5 pp) and higher net pricing (6.1 pp), partially offset by unfavorable currency (9.0 pp) and the impact of a divestiture (1.0 pp). Favorable volume/mix reflected overall volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in biscuits, chocolate, candy and refreshment beverages, partially offset by declines in gum and cheese & grocery. Higher net pricing was reflected across all categories. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Indian rupee, Chinese yuan, Australian dollar, South African rand, Egyptian pound and Philippine peso. The impact of the November 1, 2021 divestiture of the packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food, resulted in a year-over-year reduction in net revenues of $16 million.

Segment operating income decreased $10 million (3.7%), primarily due to higher raw material costs, unfavorable currency, higher advertising and consumer promotion costs, an intangible asset impairment charge in 2022 and higher other selling, general and administrative expenses. These unfavorable items were partially offset by higher net pricing, favorable volume/mix and lower manufacturing costs driven by productivity.

Nine Months Ended September 30:

Net revenues increased $280 million (5.8%), due to favorable volume/mix (7.8 pp), higher net pricing (4.3 pp) and the impact of an acquisition (0.3 pp), partially offset by unfavorable currency (5.9 pp) and the impact of a divestiture (0.7 pp). Favorable volume/mix reflected overall volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in chocolate, biscuits, refreshment beverages and candy, partially offset by declines in cheese & grocery and gum. Higher net pricing was reflected across all categories. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $15 million (constant currency basis) in the first quarter of 2022. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Indian rupee, Philippine peso, South African Rand, Chinese yuan, Egyptian pound and Japanese yen. The impact of the November 1, 2021 divestiture of the packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food, resulted in a year-over-year reduction in net revenues of $30 million.

Segment operating income decreased $102 million (12.1%), primarily due to higher raw material costs, intangible asset impairment charges incurred in 2022, higher advertising and consumer promotion costs, unfavorable currency, higher other selling, general and administrative expenses and higher costs incurred for the Simplify to Grow Program. These unfavorable items were partially offset by higher net pricing, favorable volume/mix and lower manufacturing costs driven by productivity.

Europe

	For the Three Months Ended September 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$2,649	$2,714	$(65)	(2.4)%
Segment operating income	413	508	(95)	(18.7)%

	For the Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$8,210	$8,035	$175	2.2%
Segment operating income	1,170	1,478	(308)	(20.8)%

Three Months Ended September 30:

Net revenues decreased $65 million (2.4%), due to unfavorable currency (13.8 pp) and unfavorable volume/mix (4.6 pp), partially offset by higher net pricing (9.8 pp) and the impact of an acquisition (6.2 pp). Unfavorable currency impact reflected the strength of the U.S. dollar relative to most currencies across the region, including the euro, British pound sterling, Turkish lira, Polish zloty and Swedish krona, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble. Unfavorable volume/mix reflected volume declines driven by disruptions due to pricing negotiations. Unfavorable volume/mix was driven by declines in biscuits, chocolate, cheese & grocery, gum and refreshment beverages, partially offset by a gain in candy. Higher net pricing was reflected across all categories. The January 3, 2022 acquisition of Chipita added incremental net revenues of $167 million (constant currency basis) in the third quarter of 2022.

Segment operating income decreased $95 million (18.7%), primarily due to higher raw material costs, unfavorable volume/mix, unfavorable currency, higher other selling, general and administrative expenses and acquisition integration costs incurred in the third quarter of 2022. These unfavorable items were partially offset by higher net pricing, the impact of an acquisition, a decrease in estimated allowances and reserves associated with incremental costs due to the war in Ukraine and lower manufacturing costs.

Nine Months Ended September 30:

Net revenues increased $175 million (2.2%), due to the impact of acquisitions (6.7 pp), higher net pricing (5.3 pp) and favorable volume/mix (1.5 pp), partially offset by unfavorable currency (11.3 pp). The January 3, 2022 acquisition of Chipita added incremental net revenues of $518 million (constant currency basis) and the March 25, 2021 acquisition of Grenade added incremental net revenues of $22 million (constant currency basis) in the first nine months of 2022. Higher net pricing was reflected across all categories. Overall, favorable volume/mix was driven by strong volume growth, despite disruptions in the third quarter due to pricing negotiations, as we experienced increased demand for most of our snack category products and our world travel business grew as global travel continued to improve. Favorable volume/mix was driven by gains in chocolate, candy and gum, partially offset by declines in cheese & grocery, biscuits and refreshment beverages. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies across the region, including the euro, British pound sterling, Turkish lira, Polish zloty, Swedish krona and Romanian leu, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble.

Segment operating income decreased $308 million (20.8%), primarily due to higher raw material costs, unfavorable currency, incremental costs incurred due to the war in Ukraine, higher acquisition integration costs, higher other selling, general and administrative expenses and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing, lapping the prior-year unfavorable impact of pension participation changes, the impact of acquisitions, favorable volume/mix, lower costs incurred for the Simplify to Grow Program and lower manufacturing costs.

North America

	For the Three Months Ended September 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$2,497	$2,088	$409	19.6%
Segment operating income	465	363	102	28.1%

	For the Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$6,870	$6,112	$758	12.4%
Segment operating income	1,337	932	405	43.5%

Three Months Ended September 30:

Net revenues increased $409 million (19.6%), due to higher net pricing (12.6 pp) and the impact of acquisitions (8.0 pp), partially offset by unfavorable volume/mix (0.6 pp) and unfavorable currency (0.4 pp). Higher net pricing was reflected across all categories except gum, driven by pricing actions taken in the first nine months of 2022. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $158 million (at constant currency) and the January 3, 2022 acquisition of Chipita added incremental net revenues of $9 million in the third quarter of 2022. Unfavorable volume/mix was driven by a decline in biscuits, chocolate and gum, which primarily reflected the impact of supply chain constraints on volume, partially offset by gains in candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $102 million (28.1%), primarily due to higher net pricing, lower costs incurred for the Simplify to Grow Program and the impact of acquisitions. These favorable items were partially offset by higher raw material costs, lapping the prior-year net benefit from acquisition integration costs and contingent consideration adjustments, higher manufacturing costs, inventory step-up charges incurred in 2022, higher advertising and consumer promotion costs, unfavorable volume/mix and higher other selling, general and administrative expenses.

Nine Months Ended September 30:

Net revenues increased $758 million (12.4%), due to higher net pricing (10.1 pp) and the impact of acquisitions (3.0 pp), partially offset by unfavorable volume/mix (0.4 pp) and unfavorable currency (0.3 pp). Higher net pricing was reflected across all categories driven by pricing actions taken in the first nine months of 2022. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $158 million (at constant currency) and the January 3, 2022 acquisition of Chipita added incremental net revenues of $25 million in the first nine months of 2022. Unfavorable volume/mix was driven by a decline in biscuits which primarily reflected the impact of supply chain constraints on volume, mostly offset by gains in candy, gum and chocolate. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $405 million (43.5%), primarily due to higher net pricing, lower costs incurred for the Simplify to Grow Program, lapping a prior-year intangible asset impairment charge and the impact of acquisitions. These favorable items were partially offset by higher raw material costs, higher manufacturing costs, lapping the prior-year net benefit from acquisition integration costs and contingent consideration adjustments, unfavorable volume/mix, higher advertising and consumer promotion costs, inventory step-up charges incurred in 2022 and higher other selling, general and administrative expenses.

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

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 8, Debt and Borrowing Arrangements), our U.S. tax reform transition tax liability which is payable through 2026, and deferred taxes (refer to Note 16, Income Taxes, in our Annual Report on Form 10-K), our long-term benefit plan obligations (refer to Note 10, Benefit Plans, and Note 11, Benefit Plans, in our Annual report on Form 10-K) and commodity-related purchase commitments and derivative contracts (refer to Note 9, Financial Instruments).

We generally fund short- and long-term cash requirements with cash from operating activities as well as cash proceeds from short- and long-term debt financing (refer to Debt below). We generally do not use equity to fund our ongoing obligations.

Cash Flow:
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

Nine months ended September 30,	2022	2021
Net cash provided by operating activities	$2,516	$2,720
Net cash (used in)/provided by investing activities	$(3,410)	$106
Net cash used in financing activities	$(297)	$(2,971)

Net Cash Provided by Operating Activities:
The decrease in net cash provided by operating activities was due primarily to lower cash basis net earnings driven in part by the compensation expense charge related to the non-vested ESOP shares acquired in the Clif Bar acquisition, partially offset by lower year-over-year working capital requirements and lower payments to benefit plans than in the same prior-year period.

Net Cash (Used in)/Provided by Investing Activities:
The increase in net cash used in investing activities was largely driven by higher cash payments for acquisitions, including $1.4 billion cash consideration paid for the Chipita acquisition during January 2022 and $2.6 billion cash consideration paid for the Clif Bar acquisition during August 2022 relative to $833 million paid in the prior-year to acquire Gourmet Food, Grenade and Hu (refer to Note 2, Acquisitions and Divestitures), as well as lower proceeds from sales of equity method investments than in the prior-year period (refer to Note 6, Equity Method Investments), partially offset by proceeds from the settlement and replacement of net investment hedge derivative contracts. We continue to make capital expenditures primarily to modernize manufacturing facilities, support new product and productivity initiatives and fund strategic priorities. We expect 2022 capital expenditures to be approximately $0.9 billion, including capital expenditures in connection with our Simplify to Grow Program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:
The decrease in cash used in financing activities was primarily due to lower net debt repayments in 2022 to date as we refinanced debt during the first quarter of 2022 with lower interest rate debt and we lapped higher net long-term debt repayments in the prior-year, partially offset primarily by higher dividends paid in the first nine months of 2022 than in the same prior-year period.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers are from 30 to 180 days, which we deem to be commercially reasonable. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Under these programs, our suppliers, at their sole discretion, determine invoices that they want to sell to participating financial institutions. Our suppliers’ voluntary inclusion of invoices in SCF programs has no bearing on our payment terms or amounts due. Our responsibility is limited to making payments based upon the agreed-upon contractual terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF programs and we have no economic interest in the suppliers’ decision to participate in the SCF programs. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheet. We have been informed by the participating financial institutions that as of September 30, 2022 and September 30, 2021, $2.1 billion and $2.4 billion, respectively, of our outstanding accounts payable relate to suppliers that participate in the SCF programs.

Guarantees:
As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2022, we had no material third-party guarantees recorded on our condensed consolidated balance sheet. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

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

Refer to Note 8, Debt and Borrowing Arrangements, for details of our debt activity during the first nine months of 2022. We fund ongoing debt maturities and other long-term obligations using cash on hand or we may refinance obligations with long-term debt or short-term financing (such as our commercial paper borrowings) depending on financing available, timing considerations, flexibility to raise funding and the cost of financing.

At its July 2022 meeting, the Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization of $7 billion. As of September 30, 2022, $1.5 billion of the long-term financing authorization remained available. Refer to Note 8, Debt and Borrowing Arrangements.

Our total debt was $21.7 billion at September 30, 2022 and $19.5 billion at December 31, 2021. Our debt-to-capitalization ratio was 0.45 at September 30, 2022 and 0.41 at December 31, 2021. At September 30, 2022, the weighted-average term of our outstanding long-term debt was 8.4 years. Our average daily commercial paper borrowings outstanding were $1.4 billion in the first nine months of 2022 and $0.5 billion in the first nine months of 2021. We had commercial paper outstanding totaling $1.7 billion as of September 30, 2022 and $0.2 billion as of December 31, 2021. We expect to continue to use cash or commercial paper to finance various short-term financing needs. Through September 30, 2022, we continue to comply with our debt covenants.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 72.4% (or $16.5 billion) of the $22.8 billion of consolidated net revenue in the nine months ended September 30, 2022. The operations held by MIHN represented approximately 82.0% (or $21.9 billion) of the $26.7 billion of net assets as of September 30, 2022 and 79.2% (or $22.4 billion) of the $28.3 billion of net assets as of December 31, 2021.

Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first nine months of 2022, the primary drivers of the increase in our aggregate commodity costs were higher packaging, dairy, edible oils, energy, grains, sugar, nuts and other ingredient costs, partially offset by lower cocoa costs and favorable year-over-year currency exchange transaction costs on imported materials.

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

As a result of international supply chain, transportation and labor market disruptions and generally higher commodity, transportation and labor costs in the first nine months of 2022, we expect price volatility and a higher aggregate cost environment to continue in the remainder of 2022. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available.

Equity and Dividends

Stock Plans and Share Repurchases:
See Note 11, Stock Plans, to our condensed consolidated financial statements and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for more information on our stock plans, grant activity and share repurchase program for the nine months ended September 30, 2022.

As of September 30, 2022, our Board of Directors has authorized share repurchases up to $23.7 billion through December 31, 2023. Under this program, we have repurchased approximately $21.9 billion of shares through September 30, 2022. Of which, we repurchased $1.8 billion in the first nine months of 2022, $2.1 billion in 2021, $1.4 billion in 2020 and a total of $16.5 billion in the years 2013 through 2019, at a weighted-average cost per share.

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

Dividends:
We paid dividends of $1,457 million in the first nine months of 2022 and $1,337 million in the first nine months of 2021. The third quarter 2022 dividend of $0.385 per share, declared on July 26, 2022 for shareholders of record as of September 30, 2022, was paid on October 14, 2022. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies:
See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings, for a discussion of contingencies.

Forward-Looking Statements
This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “seek,” “aim,” "target," “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: the impact on our business of the war in Ukraine and current and future sanctions imposed by governments or other authorities, including the impact on matters such as costs, markets, the global economic environment, availability of commodities, demand, supplying our Ukraine business's customers and consumers, impairments, continuation of and our ability to control our operating activities and businesses in Russia and Ukraine, and our operating results; the impact of the COVID-19 pandemic and related disruptions on our business including consumer demand, costs, product mix, our strategic initiatives, our and our partners’ global supply chains, operations, technology and assets, and our financial performance; price volatility, inflation and pricing actions; our strategic priorities and growth strategy; our future performance, including our future revenue and earnings growth; plans to reshape our portfolio and extend our leadership positions in chocolate and biscuits as well as baked snacks; plans to divest our developed market gum and global Halls businesses; our strategic transactions and initiatives; our leadership position in snacking; political, business and economic conditions and volatility; volatility in global consumer, commodity, supply, transportation, labor and currency; the cost environment, including higher labor, customer service, commodity, operating, transportation and other costs; volatility in the natural gas and electricity markets in Europe; consumer behavior, consumption and demand trends and our business in developed and emerging markets, our channels, our brands and our categories; our tax rate, tax positions, tax proceedings, tax liabilities, valuation allowances and the impact on us of potential U.S. and global tax reform; advertising and promotion bans and restrictions in the U.K.; the costs of, timing of expenditures under and completion of our restructuring program; commodity prices, supply and availability; our investments and our ownership interests in those investments, including JDE Peet's and KDP; innovation; currency exchange rates, controls and restrictions, volatility in foreign currencies and the effect of currency translation on our results of operations; the application of highly inflationary accounting for our subsidiaries in Argentina and Türkiye and the potential for and impacts from currency devaluation in other countries; the outcome and effects on us of legal proceedings and government investigations; the estimated value of goodwill and intangible assets; amortization expense for intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments and the impact of new accounting pronouncements; pension expenses, contributions and assumptions; our ability to prevent and respond to cybersecurity breaches and disruptions; our liquidity, funding sources and uses of funding, including debt issuances and our use of commercial paper and international credit lines; our capital structure, credit availability and our ability to raise capital, and the impact of market disruptions on us, our counterparties and our business partners; the planned phase out of London Interbank Offered Rates and transition to other interest rate benchmarks; our risk management program, including the use of financial instruments and the impacts and effectiveness of our hedging activities; working capital; capital expenditures and funding; funding of debt maturities, acquisitions and other obligations; share repurchases; dividends; long-term value for our shareholders; guarantees; the characterization of 2022 distributions as dividends; compliance with our debt covenants; and our contractual and other obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic, including the spread of new variants of COVID-19. Important factors that could cause our actual results to differ materially from those described in our forward-looking statements include, but are not limited to, the impact of ongoing or new developments in the war in Ukraine, related current and future sanctions imposed by governments and other authorities, and related impacts on our business, growth, employees, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows and liquidity; global or regional health pandemics or epidemics, including COVID-19; risks from operating globally including in emerging markets, including political, economic and regulatory risks; changes in currency exchange rates, controls and restrictions; volatility of commodity and other input costs and availability of commodities; weakness in economic conditions; weakness in consumer spending; inflation (and related monetary policy actions by governments in response to inflation); pricing actions; tax matters including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes; use of information technology and third-party service providers; unanticipated disruptions to our business, such as malware incidents, cyberattacks or other security breaches, and our compliance with privacy and data security laws; competition and our response to channel shifts and pricing and other competitive pressures; promotion and protection of our reputation and brand image; changes in consumer preferences and demand and our ability to innovate and differentiate our products; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; management of our workforce and shifts in labor availability; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with customers, suppliers or distributors; compliance with legal, regulatory, tax and benefit laws and related changes, claims or actions; the impact of climate change on our supply chain and operations; our ability to identify, complete, manage and realize the full extent of the benefits, cost savings or synergies presented by strategic transactions, including our recently completed acquisitions of Chipita, Gourmet Food, Grenade, Clif Bar and Ricolino; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; volatility of and access to capital or other markets, the effectiveness of our cash management programs and our liquidity; pension costs; the expected discontinuance of London Interbank Offered Rates and transition to any other interest rate benchmark; our ability to protect our intellectual property and intangible assets; and the risks and uncertainties, as they may be amended from time to time, set forth in our filings with the U.S. Securities and Exchange Commission, including our most recently filed Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate our business. We use non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the following categories: acquisition & divestiture activities, gains and losses on intangible asset sales and non-cash impairments, major program restructuring activities, constant currency and related adjustments, major program financing and hedging activities and other major items affecting comparability of operating results. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the U.S. GAAP and non-GAAP financial measures below, and we also discuss our underlying U.S. GAAP results throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

•“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses, divestiture-related costs (5), acquisition-related costs (6), and acquisition integration costs and contingent consideration adjustments (7); inventory step-up charges (8); the operating results of divestitures (2); remeasurement of net monetary position (9); mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts (10); impact from resolution of tax matters (11); incremental costs due to the war in Ukraine (12); impact from pension participation changes (13); and costs associated with the JDE Peet's transaction. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; net earnings from divestitures (2); initial impacts from enacted tax law changes (14); and gains or losses on equity method investment transactions. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ significant operating and non-operating items (15). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. In the first quarter of 2022, we added to the non-GAAP definitions the exclusion of incremental costs due to the war in Ukraine (refer to footnote (12) below), in the second quarter of 2022, we added to the non-GAAP definitions the exclusion of costs incurred associated with our publicly-announced processes to sell businesses (refer to footnote (5) below) and in the third quarter of 2022, we added to the non-GAAP definitions the exclusion of inventory step-up charges associated with acquisitions (refer to footnote (8) below).
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
(6)Acquisition-related costs, which includes transaction costs such as third party advisor, investment banking and legal fees, also includes one-time compensation expense related to the buyout of non-vested ESOP shares. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(7)Acquisition integration costs and contingent consideration adjustments include one-time costs related to the integration of acquisitions as well as any adjustments made to the fair market value of contingent compensation liabilities that have been previously booked for earn-outs related to acquisitions that do not relate to employee compensation expense. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(8)In the third quarter of 2022, we began to exclude the one-time inventory step-up charges associated with acquired companies related to the fair market valuation of the acquired inventory. We exclude this item to better facilitate comparisons of our underlying operating performance across periods.
(9)In connection with our applying highly inflationary accounting (refer to Note 1, Basis of Presentation) for Argentina (beginning in the third quarter of 2018) and Türkiye (beginning in the second quarter of 2022), we exclude the related remeasurement gains or losses related to remeasuring net monetary assets or liabilities denominated in the local currency to the U.S. dollar during the periods presented to be consistent with our prior accounting for these remeasurement gains/losses for Venezuela when it was subject to highly inflationary accounting prior to deconsolidation in 2015.
(10)We exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency and equity method investment transaction derivative contracts from our non-GAAP earnings measures. The mark-to-market impacts of commodity and forecasted currency transaction derivatives are excluded until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we make this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We exclude equity method investment transaction derivative contract settlements as they represent protection of value for future divestitures.
(11)Refer to Note 12, Commitments and Contingencies – Tax Matters, in this report, and Note 14, Commitments and Contingencies –Tax Matters, in our Annual Report on Form 10-K for the year ended December 31, 2021.
(12)In February 2022, Russia began a military invasion of Ukraine and we stopped our production and closed our facilities in Ukraine. We began to incur incremental costs directly related to the war including asset impairments, such as property and inventory losses, higher expected allowances for uncollectible accounts receivable and committed compensation. We have isolated and exclude these costs and related impacts from our operating results to facilitate evaluation and comparisons of our ongoing results. Incremental costs related to increasing operations in other primarily European facilities are not included with these costs.
(13)The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 10, Benefit Plans, for more information on the multiemployer pension plan withdrawal.
(14)We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and the transition tax from the 2017 U.S. tax reform. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law changes. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for more information on the impact of Swiss and U.S. tax reform.
(15)We have excluded our proportionate share of our equity method investees’ significant operating and non-operating items such as acquisition and divestiture related costs, restructuring program costs and initial impacts from enacted tax law changes, in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and significant operating and non-operating items each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our U.S. GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ significant operating and non-operating items.

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

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenues	$3,094	$4,669	$7,763	$2,584	$4,598	$7,182
Impact of currency	232	358	590	—	—	—
Impact of acquisitions	(125)	(209)	(334)	—	—	—
Impact of divestitures	(1)	—	(1)	(11)	(16)	(27)
Organic Net Revenue	$3,200	$4,818	$8,018	$2,573	$4,582	$7,155

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenues	$8,864	$13,937	22,801	$7,440	$13,622	$21,062
Impact of currency	507	798	1,305	—	—	—
Impact of acquisitions	(376)	(362)	(738)	—	—	—
Impact of divestitures	(22)	—	(22)	(28)	(30)	(58)
Organic Net Revenue	$8,973	$14,373	$23,346	$7,412	$13,592	$21,004

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts; acquisition integration costs and contingent consideration adjustments; inventory step-up charges: acquisition-related costs; divestiture-related costs; operating income from divestitures, gain on an acquisition; incremental costs due to the war in Ukraine; the remeasurement of net monetary position; impact from pension participation changes; and impact from resolution of tax matters. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in millions)
Operating Income	$679	$1,294	$(615)	(47.5)%
Simplify to Grow Program (1)	16	127	(111)
Intangible asset impairment charge (2)	23	—	23
Mark-to-market losses/(gains) from derivatives (3)	186	(132)	318
Acquisition integration costs and contingent consideration adjustments (4)	27	(57)	84
Inventory step-up	20	—	20
Acquisition-related costs (4)	292	—	292
Divestiture-related costs (4)	6	—	6
Operating income from divestitures (4)	—	(6)	6
Incremental costs due to war in Ukraine (5)	(7)	—	(7)
Remeasurement of net monetary position (5)	11	2	9
Impact from pension participation changes (6)	—	2	(2)
Adjusted Operating Income	$1,253	$1,230	$23	1.9%
Unfavorable currency translation	95	—	95
Adjusted Operating Income (constant currency)	$1,348	$1,230	$118	9.6%

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in millions)
Operating Income	$2,700	$3,449	$(749)	(21.7)%
Simplify to Grow Program (1)	69	381	(312)
Intangible asset impairment charges (2)	101	32	69
Mark-to-market losses/(gains) from derivatives (3)	268	(270)	538
Acquisition integration costs and contingent consideration adjustments (4)	96	(54)	150
Inventory step-up (4)	20	—	20
Acquisition-related costs (4)	318	24	294
Gain on acquisition (4)	—	(9)	9
Divestiture-related costs (4)	12	—	12
Operating income from divestitures (4)	(4)	(11)	7
Incremental costs due to war in Ukraine (5)	121	—	121
Remeasurement of net monetary position (5)	26	10	16
Impact from pension participation changes (6)	—	47	(47)
Impact from resolution of tax matters (7)	—	(5)	5
Adjusted Operating Income	$3,727	$3,594	$133	3.7%
Unfavorable currency translation	249	—	249
Adjusted Operating Income (constant currency)	$3,976	$3,594	$382	10.6%

(1)Refer to Note 7, Restructuring Program, for more information.
(2)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(3)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and the Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity, forecasted currency and equity method investment transaction derivatives.
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the August 1, 2022 acquisition of Clif Bar, the January 3, 2022 acquisition of Chipita, the November 1, 2021 sale of MaxFoods Pty Ltd, the April 1, 2021 acquisition of Gourmet Food Holdings Pty Ltd, the March 25, 2021 acquisition of a majority interest in Grenade and the January 4, 2021 acquisition of the remaining 93% of equity in Hu Master Holdings.
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

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.39	$0.89	$(0.50)	(56.2)%
Simplify to Grow Program (2)	0.01	0.06	(0.05)
Intangible asset impairment charge (2)	0.01	—	0.01
Mark-to-market losses/(gains) from derivatives (2)	0.07	(0.08)	0.15
Acquisition integration costs and contingent consideration adjustments (2)	0.02	(0.03)	0.05
Inventory step-up	0.01	—	0.01
Acquisition-related costs (2)	0.21	—	0.21
Net earnings from divestitures (3)	—	(0.01)	0.01
Remeasurement of net monetary position (2)	0.01	—	0.01
Initial impacts from enacted tax law changes (4)	0.01	—	0.01
Loss/(gain) on equity method investment transactions (5)	—	(0.13)	0.13
Adjusted EPS	$0.74	$0.70	$0.04	5.7%
Unfavorable currency translation	0.07	—	0.07
Adjusted EPS (constant currency)	$0.81	$0.70	$0.11	15.7%

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.54	$2.33	$(0.79)	(33.9)%
Simplify to Grow Program (2)	0.04	0.20	(0.16)
Intangible asset impairment charges (2)	0.05	0.02	0.03
Mark-to-market losses/(gains) from derivatives (2)	0.13	(0.16)	0.29
Acquisition integration costs and contingent consideration adjustments (2)	0.03	(0.03)	0.06
Inventory step-up (2)	0.01	—	0.01
Acquisition-related costs (2)	0.23	0.01	0.22
Divestiture-related costs (2)	0.01	—	0.01
Net earnings from divestitures (3)	(0.01)	(0.03)	0.02
Incremental costs due to war in Ukraine (2)	0.09	—	0.09
Remeasurement of net monetary position (2)	0.02	0.01	0.01
Impact from pension participation changes (2)	—	0.02	(0.02)
Loss on debt extinguishment and related expenses (6)	0.07	0.07	—
Initial impacts from enacted tax law changes (4)	0.01	0.07	(0.06)
Loss/(gain) on equity method investment transactions (5)	0.01	(0.40)	0.41
Equity method investee items (7)	(0.01)	0.03	(0.04)
Adjusted EPS	$2.22	$2.14	$0.08	3.7%
Unfavorable currency translation	0.19	—	0.19
Adjusted EPS (constant currency)	$2.41	$2.14	$0.27	12.6%

(1)The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended September 30, 2022, taxes for the: Simplify to Grow Program were $(3) million, intangible asset impairment charges were $(6) million, mark-to-market losses from derivatives were $(22) million, acquisition integration costs and contingent consideration adjustments were $(6) million, inventory step-up charges were $(5) million, acquisition-related costs were zero, remeasurement of net monetary position were zero and initial impacts from enacted tax law changes were $13 million.
•For the three months ended September 30, 2021, taxes for the: Simplify to Grow Program were $(32) million, mark-to-market gains from derivatives were $24 million, acquisition integration costs and contingent consideration adjustments were $15 million, net earnings from divestitures were $4 million and gain on equity method transactions were $59 million.
•For the nine months ended September 30, 2022, taxes for the: Simplify to Grow Program were $(16) million, intangible asset impairment charge was $(25) million, mark-to-market losses from derivatives were $(41) million, acquisition integration costs and contingent consideration adjustments were $(57) million, inventory step-up charges were $(5) million, acquisition-related costs were $(3) million, divestiture-related costs were $(3) million, remeasurement of net monetary position were zero, incremental costs due to the war in Ukraine were $4 million, loss on debt extinguishment and related expenses were $(31) million, initial impacts from enacted tax law changes were $22 million, loss on equity method investment transactions were $1 million and equity method investee items were $1 million.
•For the nine months ended September 30, 2021, taxes for the: Simplify to Grow Program were $(98) million, intangible asset impairment charges were $(8) million, mark-to-market gains from derivatives were $42 million, acquisition-related costs were $(4) million, acquisition integration costs and contingent consideration adjustments were $14 million, net earnings from divestitures were $11 million, remeasurement of net monetary position were zero, impact from pension participation changes were $(8) million, loss on debt extinguishment were $(34) million, initial impacts from enacted tax law changes were $95 million, gain on equity method investment transactions were $184 million and equity method investee items were $(3) million.
(2)See the Adjusted Operating Income table above and the related footnotes for more information.
(3)Includes the impact from 2021 sales of a portion of our equity method investment in KDP and our second quarter 2022 sale of a portion of our equity method investment in JDE Peet's as if the sales occurred at the beginning of all periods presented.
(4)Refer to Note 14, Income Taxes, and the Non-GAAP Financial Measures section for more information on the impact.
(5)Refer to Note 6, Equity Method Investments, for more information on the gains and losses on equity method investment transactions.
(6)Refer to Note 8, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.
(7)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs..

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the nine months ended September 30, 2022. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, including our discussion of Türkiye becoming a highly inflationary economy on April 1, 2022 and the related currency remeasurement impacts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2022. There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2022 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2022	2,108,944	$61.93	2,105,950	$2,019
August 1-31, 2022	1,053,061	64.03	1,049,976	1,952
September 1-30, 2022	2,361,113	59.36	2,356,985	1,812
For the Quarter Ended September 30, 2022	5,523,118	$61.23	5,512,911

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 2,994 shares, 3,085 shares and 4,128 shares for the fiscal months of July, August and September 2022, respectively.
(2)Dollar values stated in millions. As of September 30, 2022, our Board of Directors has authorized the repurchase up to $23.7 billion of our Common Stock through December 31, 2023. Since the program inception on March 12, 2013 through September 30, 2022, we have repurchased $21.9 billion, and as of September 30, 2202, we had approximately $1.8 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated By-Laws of the Registrant, effective as of October 19, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2022).

4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.
4.2
Sixth Supplemental Indenture, dated as of September 15, 2022, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2022).

10.1
Term Credit Agreement, dated July 11, 2022, by and among Mondelēz International, Inc., the lenders named therein and Mizuho Bank, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2022).

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
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).
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

November 1, 2022