Form 10-K
period 2022-12-31
Mondelez International, Inc.
filed 2023-02-03
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2022, was $85.1 billion. At January 31, 2023, there were 1,363,306,849 shares of the registrant’s Class A Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 17, 2023 are incorporated by reference into Part III hereof.

Mondelēz International, Inc.
In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.
i

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management, including for future operations, capital expenditures or share repurchases; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief or expectation; and any statements of assumptions underlying any of the foregoing or other future events. Forward-looking statements may include, among others, the words, and variations of words, “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “drive,” “seek,” “aim,” “target,” “potential,” “commitment,” “outlook,” “continue” or any other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results or performance to differ materially from those contained in or implied by our forward-looking statements include, but are not limited to, the following:

•weakness in macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions by governments in response to inflation), volatility of commodity and other input costs and availability of commodities;
•geopolitical uncertainty, including the impact of ongoing or new developments in the war in Ukraine, related current and future sanctions imposed by governments and other authorities and related impacts, including on our business operations, employees, reputation, brands, financial condition and results of operations;
•global or regional health pandemics or epidemics, including COVID-19;
•competition and our response to channel shifts and pricing and other competitive pressures;
•pricing actions;
•promotion and protection of our reputation and brand image;
•weakness in consumer spending and/or changes in consumer preferences and demand and our ability to predict, identify, interpret and meet these changes;
•risks from operating globally, including in emerging markets, such as political, economic and regulatory risks;
•the outcome and effects on us of legal and tax proceedings and government investigations, including the European Commission legal matter;
•use of information technology and third party service providers;
•unanticipated disruptions to our business, such as malware incidents, cyberattacks or other security breaches, and supply, commodity, labor and transportation constraints;
•our ability to identify, complete, manage and realize the full extent of the benefits, cost savings or synergies presented by strategic transactions, including our recently completed acquisitions of Ricolino, Clif Bar, Chipita, Gourmet Food, Grenade and Hu, and the anticipated closing of our planned divestiture of our developed market gum business in North America and Europe;
•our investments and our ownership interests in those investments, including JDE Peet's and KDP;
•the restructuring program and our other transformation initiatives not yielding the anticipated benefits;
•changes in the assumptions on which the restructuring program is based;
•the impact of climate change on our supply chain and operations;
•consolidation of retail customers and competition with retailer and other economy brands;
•changes in our relationships with customers, suppliers or distributors;
•management of our workforce and shifts in labor availability or labor costs;
•compliance with legal, regulatory, tax and benefit laws and related changes, claims or actions;
•perceived or actual product quality issues or product recalls;
•failure to maintain effective internal control over financial reporting or disclosure controls and procedures;
•our ability to protect our intellectual property and intangible assets;
•tax matters including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes;
•changes in currency exchange rates, controls and restrictions;

•volatility of and access to capital or other markets, the effectiveness of our cash management programs and our liquidity;
•pension costs;
•significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; and
•the risks and uncertainties, as they may be amended from time to time, set forth in our filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

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

PART I
Item 1. Business.

General

Mondelēz International’s purpose is to empower people to snack right. We sell our products in over 150 countries around the world. We are one of the world’s largest snack companies with global net revenues of $31.5 billion and net earnings of $2.7 billion in 2022. Our core business is making and selling chocolate, biscuits and baked snacks. We also have additional businesses in adjacent, locally relevant categories including gum & candy, cheese & grocery and powdered beverages. Our portfolio includes iconic global and local brands such as Oreo, Ritz, LU, CLIF Bar and Tate’s Bake Shop biscuits and baked snacks, as well as Cadbury Dairy Milk, Milka and Toblerone chocolate.

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

Strategy

We aim to be the global leader in snacking by focusing on growth, execution, culture and sustainability. Our strategic plan builds on our strong foundations, including leadership in attractive categories, an attractive global footprint, a strong core of iconic global and local brands, marketing, sales, distribution and cost excellence capabilities, and top talent with a growth mindset.

Our plan to drive long-term growth includes four strategic priorities:

•Accelerate consumer-centric growth. Our consumers are the reason we want to be the best snacking company in the world, and we put them at the heart of everything we do. With our consumers in mind, we are focused on accelerating and increasing our focus on chocolate, biscuits and baked snacks by investing in both our global and local brands. We are working to deliver multi-category growth in key geographies, expand our presence in high growth channels and increase our presence in under-represented segments and price tiers. As demands on consumers’ time increase and consumer eating habits evolve, we aim to meet consumers' snacking needs. We plan to test, learn and scale new product offerings quickly to meet diverse and evolving local and global snacking demand.

•Drive operational excellence. Our operational excellence and continuous improvement plans include a special focus on the consumer-facing areas of our business and optimizing our sales, marketing and customer service efforts. To drive productivity gains and cost improvements across our business, we also plan to continue leveraging our global shared services platform, driving greater efficiencies in our supply chain informed by a consumer-centric approach and applying strong cost discipline across our operations. We expect the improvements and efficiencies we drive will fuel our growth and continue to expand profit dollars. We are also focused on boosting digital commerce and our digital transformation program that will help to enable consumer demand and sales opportunities.

•Build a winning growth culture. To support the acceleration of our growth, we are becoming more agile, digital and local-consumer focused. We are committed to investing in a diverse and talented workforce that helps our business move forward with greater speed and agility along with future-forward growth capabilities. We empower our local teams to innovate and deliver consumers’ snacking needs while continuing to leverage our global scale to efficiently support our growth strategy. We have given our local teams more autonomy to drive commercial and innovation plans as they are closer to the needs and desires of consumers. We will continue to leverage the efficiency and scale of our regional operating units while empowering our local and commercial operations to respond faster to changing consumer preferences and capitalize on growth opportunities. We believe our commitment to diversity, equity and inclusion and operating and cultural shifts to continue building a winning growth culture will help drive profitable top-line growth.

•Scale sustainable snacking. We continue to focus significant efforts to drive progress against our core initiatives for more sustainable and mindful snacking. We have a clear strategic approach to focus on the areas where we believe we can drive the most impact with a sustainable snacking strategy, with environmental, social and governance (“ESG”) goals and initiatives that include significant involvement and oversight by our leadership and Board of Directors. This includes ongoing efforts to sustainably source key ingredients, reduce our end-to-end environmental impact and innovate our processes and packaging to reduce waste and promote recycling. Please see our Sustainability and Mindful Snacking section below.

We run our business with a long-term perspective, and we believe the successful delivery of our strategic plan will drive consistent top- and bottom-line growth and enable us to create long-term value for our shareholders.

Global Operations

We sell our products in over 150 countries and have operations in approximately 80 countries, including 148 manufacturing and processing facilities across 46 countries. The portion of our net revenues generated outside the United States was 73.6% in 2022, 75.1% in 2021 and 73.2% in 2020. For more information on our U.S. and non-U.S. operations, refer to Note 18, Segment Reporting; on our manufacturing and other facilities, refer to Item 2, Properties; and risks related to our operations outside the United States, see Item 1A, Risk Factors.

We also monitor our revenue growth across emerging markets and developed markets:
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

Reportable Segments

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

Please see Note 18, Segment Reporting and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Product Categories

Our brands span five product categories:
•Biscuits & Baked Snacks (including cookies, crackers, salted snacks, snack bars and cakes & pastries)
•Chocolate
•Gum & candy
•Beverages
•Cheese & grocery

Seasonality

Demand for our products is generally balanced throughout the year, with increases in the fourth quarter primarily because of holidays and other seasonal events. Depending on the timing of Easter, the holiday sales may shift between and affect net revenue in the first and second quarter.

Customers

We generally sell our products to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. We also sell products directly to businesses and consumers through various pure play e-retail platforms, retailer digital platforms, our direct-to-consumer websites and social media platforms. No single customer accounted for 10% or more of our net revenues from continuing operations in 2022. For a discussion of long-term demographics, consumer trends and demand, refer to our Financial Outlook within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Research, Development and Innovation

We work to understand consumer needs and deliver snacks with consistent quality and taste. We continue to invest in a global network of technical centers to research and support our growth while continuing to innovate our processes. Our innovation and new product development objectives include continuous improvement in food safety and quality, growth through new products, superior consumer satisfaction and reduced production costs. Our innovation efforts focus on anticipating consumer demands and adapting quickly to changing market trends. We work to test-and-learn new ideas and implement successful ones into other areas of our business. Mindful snacking and sustainability are a significant focus of our current research and development initiatives. We work to introduce new varieties of our core products, including new taste or nutrition profiles based on consumer preferences, such as Cadbury Dairy Milk chocolate bars with 30% less sugar, Sugar-free and Gluten-free Oreos and the Cadbury Plant Bar, a vegan (100% plant-based) sustainably-sourced cocoa chocolate bar wrapped in plant-based packaging. We aim to address consumer needs and market trends and leverage scalable innovation platforms, sustainability programs and breakthrough technologies in order to delight our consumers, fuel our growth and reduce our environmental impact. We are focusing our technical research and development resources at 12 technical centers around the globe to drive growth, creativity, greater effectiveness, improved efficiency and accelerated project delivery.

We also have a dedicated innovation and venture hub, SnackFutures, which is designed to capitalize on consumer trends and emerging growth opportunities in mindful snacking. The group’s priorities support incremental growth against three key strategic areas: invent new brands and businesses, invest in early-stage entrepreneurs, and amplify SnackFutures’ impact with the CoLab start-up engagement and mentoring program built to provide start-ups with tools, technologies and expertise that can help them learn, grow and succeed.

Competition

We operate in highly competitive markets that include global, regional and local competitors, including new start-up brands and businesses. Some competitors have different profit objectives and investment time horizons than we do and therefore may approach pricing and promotional decisions differently. We compete based on product quality, brand recognition and loyalty, service, product innovation, taste, convenience, nutritional value, the ability to identify and satisfy consumer preferences, effectiveness of our digital and other sales and marketing strategies, routes to market and distribution networks, promotional activity and price. Our advantaged global footprint, operating scale and portfolio of brands have all significantly contributed to building our market-leading positions across most of the product categories in which we sell. To grow and maintain our market positions, we focus on meeting consumer needs and preferences through a local-first commercial focus, new digital and other sales and marketing initiatives, product innovation and high standards of product quality. We also continue to optimize our manufacturing and other operations and invest in our brands through ongoing research and development, advertising, marketing and consumer promotions.

Raw Materials and Packaging

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, edible oils, sugar and other sweeteners, flavoring agents and nuts. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. We monitor worldwide supply, commodity cost and currency trends so we can sustainably and cost-effectively secure ingredients, packaging and fuel required for production.

A number of external factors such as changing weather patterns and conditions, commodity market conditions, the macroeconomic environment, supply chain disruptions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs.

Due to factors noted above, the costs of our principal raw materials can fluctuate. Commodity costs have primarily increased due to recent supply chain disruptions. We expect commodity cost volatility to continue, and our commodity hedging activities cannot fully offset this volatility. Despite the recent and expected supply chain, transportation and labor disruptions, at this time we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available. However, we continue to monitor the near-term and long-term impacts of the pandemic, geopolitical conditions, supply chain disruptions, inflationary pressures, climate change and related factors that could affect the availability or cost of raw materials, packaging and energy. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Commodity Trends. For information on our ongoing sustainability efforts and programs, refer to Sustainability and Mindful Snacking below.

Human Capital

We believe the strength of our workforce is one of the significant contributors to our success as a global company that leads with purpose. All our employees contribute to our success and help us drive strong financial performance. Attracting, developing and retaining global talent with the right skills to drive our business is central to our purpose, mission and long-term growth strategy. Beyond this, diversity is a strength that drives innovation and growth, and we strive to champion diversity, inclusion, and economic empowerment.

Workforce Profile: At December 31, 2022, we had approximately 91,000 employees. At December 31, 2022, we had approximately 13,000 U.S. employees and approximately 78,000 employees outside the United States, with employees represented by labor unions or workers’ councils representing approximately 28% of our U.S. employees and approximately 50% of our employees outside the United States.

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

In response to the COVID-19 pandemic, we will continue to take appropriate measures in our facilities including implementing temperature screening, social distancing, mask-wearing and work-from-home policies where applicable and in accordance with state and local guidelines. We remain committed to providing a modern and flexible approach to how and where we work. We have established a hybrid-model that embraces the benefits of flexibility and collaboration, and expect our office-based employees to engage with colleagues, customers and suppliers in-person on a regular basis.

Diversity, Equity & Inclusion: Diversity, equity & inclusion (“DE&I”) significantly contributes to our winning growth culture. We work to reflect the diversity of ideas and people in our world and to maximize the power and potential of our employees.

In addition, we have many communities and sponsored programs tailored for our diverse workforce, including those that foster gender and race equality. At the end of 2022, women held 41% of global management roles (defined as Director and above) and 40% of executive leadership roles (defined as the Management Leadership Team plus one level below). In September 2020, we announced our goal to double Black representation in our U.S. management team by 2024. For our U.S. leadership, Black employees held 5.5% of management roles (defined as Director and above) at the end of 2022 and 5.1% at the end of 2021.

Our DE&I commitment is led from the top and driven throughout the organization by our Management Leadership Team, Board of Directors and Mondelēz Diversity, Equity & Inclusion Steering Committee. As an important step in our DE&I journey, we established a team, including C-suite officers, our Chief Diversity and Inclusion Officer, and other key senior leaders, charged with collectively setting the strategy and DE&I commitments across the organization.

We also include specific DE&I metrics as a part of the strategic scorecard within our annual incentive plan for our CEO and other senior leaders. The scorecard is used consistently across the Company at both the corporate and region level and is linked directly to the four pillars of our strategy – growth, execution, culture and sustainability.

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

Culture and Employee Engagement: We conduct confidential engagement surveys frequently of our global workforce that are administered and analyzed by an independent third party. Aggregate survey results are reviewed by executive officers and the Board of Directors. Based on the results, we create action plans at global, regional, functional and managerial levels. By acting on results both at an aggregate enterprise level and a department/business/work group level, we have been able to enhance our culture and improve our overall engagement.

We believe this reflects our ongoing efforts to focus on our employees, their well-being and the issues that matter to them. In 2022, we had over 16,000 colleagues actively participating in training that supported their well-being and provided them with new tools and resources to support remote work. We also launched initiatives to further agile ways of working and streamline decision-making processes to enhance productivity and employee engagement. We continue to build a winning growth culture and continue our commitment to work on the areas that matter to our people and build on our momentum.

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

We also continue to evolve our programs to meet our employees’ health and wellness needs. We provide access to medical and welfare benefits and offer programs to all employees that support work-life balance, including paid parental leave, as well as financial, physical and mental health resources. In 2022, we expanded our Employee Assistance Programs to reach all global colleagues.

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

Our last global analysis in 2022 encompassed 83 countries and over 33,000 employees. From this analysis, we noted our pay gap between male and female employees was less than 1%. We anticipate this gap will further decrease through pay adjustments for employees identified during the review. In the United States, we also review pay for salaried employees in the same pay grade by race/ethnicity (Asian, Black and Hispanic). The 2022 independent analysis found no systemic issues and no negative pay gap between non-white and white employees.

Sustainability and Mindful Snacking

Snacking Made Right is the lens through which we determine our ESG priorities to deliver on our mission of leading the future of snacking by offering the right snack, for the right moment, made the right way. We have a clear strategic approach to making snacking right, so we can drive innovative, more sustainable business growth the right way for people and the planet. At our 2022 investor update, we unveiled the evolution of our growth strategy elevating sustainability as a fourth pillar in our long-term growth strategy now sitting alongside growth, execution and culture.

We focus where we believe we can make a bigger difference and deliver greater long-term positive impact. Our strategy and goals in these key focus areas are central to supporting our growth around the world and underpinned by our focus on promoting a culture of safety, quality, inclusivity and equity. Our goal includes more sustainable sourcing of key ingredients, reducing our environmental footprint, promoting the rights of people across our value chain, and evolving our portfolio to offer a broader range of high-quality snacks addressing consumer needs while encouraging consumers to snack mindfully. In 2022 we made progress against these goals, such as expanding our signature raw material sourcing programs. In 2022 we announced the next phase of Cocoa Life backed by an additional $600 million investment through 2030, for a total $1 billion investment since the start of the program.

The Governance, Membership and Sustainability Committee of our Board of Directors oversees our ESG policies and programs related to corporate citizenship, social responsibility, and public policy issues significant to us such as sustainability and environmental responsibility; food labeling, marketing and packaging; philanthropic and political activities and contributions; and Board of Directors ESG education and capabilities. The People and Compensation Committee of our Board of Directors oversees our diversity, equity and inclusion priorities, as well as workplace safety and employee wellness, pay equity, talent sourcing strategies, talent management and development programs and ESG KPIs for incentive plans. The Audit Committee of our Board of Directors oversees our safety priorities, goals and performance, as well as our ESG-related disclosure in SEC filings, including controls and assurance. Our ESG goals are part of our risk and strategic planning processes and are also embedded across our organization and within our annual incentive compensation program for our leadership. Business leadership teams and our Board of Directors regularly review progress toward these programs and priorities.

We discuss our ESG goals and programs in detail in our annual Snacking Made Right report available on our website. We also publish an ESG disclosure data sheet that outlines our alignment with the Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-related Financial Disclosures (“TCFD”) reporting frameworks. We also provide our annual CDP Climate Change, Water Security and Forests disclosure.

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

Information about our Executive Officers

The following are our executive officers as of February 3, 2023:

Name	Age	Title
Dirk Van de Put	62	Chief Executive Officer
Luca Zaramella	53	Executive Vice President and Chief Financial Officer
Paulette R. Alviti	52	Executive Vice President and Chief People Officer
Maurizio Brusadelli	54	Executive Vice President and President, Asia Pacific, Middle East and Africa
Vinzenz P. Gruber	57	Executive Vice President and President, Europe
Mariano C. Lozano	56	Executive Vice President and President, Latin America
Daniel E. Ramos	49	Executive Vice President, Chief Research and Development Officer
Laura Stein	61	Executive Vice President, Corporate & Legal Affairs and General Counsel
Gustavo C. Valle	58	Executive Vice President and President, North America

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

Mr. Lozano became Executive Vice President and President, Latin America in May 2022. He previously served as CEO of Dannon North America, a business unit of Danone, a global food and beverage company, from January

2014 until April 2017 and CEO Danone North America from September 2017 until December 2022. Mr. Lozano spent more than 24 years at Danone in various leadership roles across Latin America including President, Danone Brazil.

Mr. Ramos became Chief Research & Development Officer in November 2022. Before joining Mondelēz International, Mr. Ramos was Senior Vice President of Global Packaging at The Estée Lauder Companies, a manufacturer and marketer of quality skin care, makeup, fragrance and hair care products, from January 2021 to November 2022, and served as the Chief Scientific Officer at Coty Inc., a multinational beauty company and developer of fragrance, color cosmetics, and skin and body care, from September 2017 to January 2021. Mr. Ramos has worked in Research and Development for over 20 years.

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

Mr. Valle became Executive Vice President and President, North America in March 2022 and was Executive Vice President and President, Latin American from February 2020 to February 2022. Before joining Mondelēz International, Mr. Valle served as Chief Executive Officer of Axia Plus, LLC, a management consulting firm, from February 2018 to January 2020. Prior to that he spent more than 20 years at Groupe Danone SA, a multinational provider of packaged water, dairy and baby food products, in a variety of leadership positions, most recently as Executive Vice President, Dairy Division Worldwide, from January 2015 to January 2018, and Vice President Dairy Division Europe, from January 2014 until December 2014.

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

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, edible oils, sugar and other sweeteners, flavoring agents and nuts. In addition, we purchase and use significant quantities of product packaging materials, natural gas, fuel and electricity for our factories and warehouses, and we also incur expenses in connection with labor and the transportation and delivery of our products. Costs of raw materials, energy and other supplies and services are volatile and fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources; currency fluctuations; geopolitical conditions or conflicts (including the ongoing war in Ukraine and international sanctions imposed on Russia for its invasion of Ukraine); inflationary pressures related to domestic and global economic conditions or supply chain issues; transportation and labor disruptions; tariffs or other trade barriers; government intervention to introduce living income premiums or similar requirements such as those announced in 2019 in two of the main cocoa-growing countries; changes in environmental or trade policy and regulations, alternative energy and agricultural programs; severe weather; agricultural productivity; crop disease or pests; water risk; health pandemics including COVID-19; forest fires; supplier capacity; and consumer or industrial demand. Many of these conditions are or could be exacerbated or worsened by climate change. Increased government intervention and consumer or activist responses caused by increased focus on climate change, deforestation, water, plastic waste, animal welfare and human rights concerns and other risks associated with the global food system could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business. Some commodities are grown by smallholder farmers who might not be able to invest to increase productivity or adapt to changing conditions. Our work to monitor our exposure to commodity prices and hedge against input price increases cannot fully protect us from changes in commodity costs due to factors like market illiquidity, specific local regulations and downstream costs. Thus, our hedging strategies have not always protected and will not in the future always protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase or changes in the types of commodities we purchase as we continue to evolve our product and packaging portfolio could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products, including increases to cover inflation and higher input, packaging and transportation costs, may result in lower sales volumes or customer delistings, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply or availability of key commodities and necessary services like transportation, such as we experienced across our business, particularly in the United States and United Kingdom, may limit our ability to grow our net revenues and earnings. If our mitigation activities are not effective, if we are unable to price to cover increased costs or must reduce our prices, if increased prices affect demand for our products, or if we are limited by supply or distribution constraints, our financial condition, results of operations, cash flows and stock price can be materially adversely affected.

We are subject to risks from operating globally.

We are a global company and generated 73.6% of our 2022 net revenues, 75.1% of our 2021 net revenues and 73.2% of our 2020 net revenues outside the United States. We manufacture and market our products in over 150 countries and have operations in approximately 80 countries. Therefore, we are subject to risks inherent in global operations. Those risks include:

•changing macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions by governments in response to inflation), volatile commodity prices and increases in the cost of raw and packaging materials, labor, energy and transportation;

•compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”);
•the imposition of increased or new tariffs, sanctions, export controls, quotas, trade barriers, price floors or similar restrictions on our sales or key commodities like cocoa, potential changes in U.S. trade programs and trade relations with other countries, or regulations, taxes or policies that might negatively affect our sales or profitability;
•compliance with antitrust and competition laws, trade laws, data privacy laws, anti-bribery laws, human rights laws and a variety of other local, national and multinational regulations and laws in multiple regimes;
•currency devaluations or fluctuations in currency values, including in developed and emerging markets. This includes events like applying highly inflationary accounting as we did for our Argentinean subsidiaries beginning in July 2018 and for Türkiye beginning in April 2022;
•changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished products into various countries or repatriate cash from outside the United States;
•increased sovereign risk, such as defaults by or deterioration in the economies and credit ratings of governments, particularly in emerging markets;
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

In addition, increased political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, government shutdowns, travel or immigration restrictions, tariffs and other trade restrictions, public health risks or pandemics including COVID-19, energy policy or restrictions, public corruption, expropriation and other economic or political uncertainties, including inaccuracies in our assumptions about these factors, could interrupt and negatively affect our business operations or customer demand. High unemployment or the slowdown in economic growth in some markets could constrain consumer spending. Declining consumer purchasing power could result in loss of market share and adversely impact our profitability. The nature and degree of the various risks we face can also differ significantly among our regions and businesses.

All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition, results of operations, cash flows, stock price, and our relationships with customers, suppliers and employees in the short or long term.

The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.

The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations (as discussed below in Recent Developments and Significant Items Affecting Comparability – War in Ukraine under Management’s Discussion and Analysis of Financial Condition and Results of Operations). The scope and duration of the war in Ukraine is uncertain and rapidly changing, and we are unable to predict the full extent to which the war in Ukraine will impact our business operations, financial performance, results of operations and stock price in the future. We have discontinued new capital investments and suspended our advertising spending in Russia. As the business and geopolitical environment continues to change, our operations and activity in Russia, which accounted for 4.0% of 2022 consolidated net revenues, or Ukraine, which accounted for 0.3% of 2022 consolidated net revenues, may decline or be further scaled back. International sanctions, export controls and other measures, including restrictions on the transfer of funds to and from Russia, that have been imposed on Russian entities make it more difficult to operate in Russia, and failure to comply with applicable sanctions and measures could subject us to regulatory penalties and reputational risk. The war could also result in the temporary or permanent loss of assets or our ability to conduct business operations in Russia, and our Russian assets may be partially or fully impaired in future periods, or our business operations terminated, based on actions taken by Russia, other parties or us. In addition, our operations may be subject to increased disruptions to our information systems, including through network failures, malicious or disruptive software or cyberattacks by hackers, criminal groups or nation-state organizations. There is a possibility of loss of life and physical damage and destruction of property. We may not be able to operate in certain areas due to damage and safety concerns. We might also face questions or negative scrutiny from stakeholders about our operations in Russia despite our role as a food company and our public statements about Ukraine and Russia.

The war in Ukraine has continued to result in worldwide geopolitical and macroeconomic uncertainty. The war has materially disrupted commodity markets, including for wheat, energy and energy-related commodities, and is contributing to supply chain disruption and inflation. Other ongoing consequences of the war have included increased volatility of input prices, including for packaging materials, energy, commodities, other raw materials, labor and transportation; adverse changes in international trade policies and relations; increased exposure to foreign currency fluctuations, including volatility of the Russian ruble; constraints, volatility or disruptions in the credit and capital markets; increased costs to ensure compliance with global and local laws and regulations; and heightened risk to employee safety. We expect continued volatility with respect to commodity and other input prices, and our hedging activities might not sufficiently offset this volatility.

These and other impacts of the war in Ukraine could have the effect of heightening many of the other risks described in the risk factors presented in this filing, including but not limited to those relating to our reputation, brands, product sales, sanctions, trade relations in countries in which we operate, input price inflation and volatility, results of operations and financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the scope and duration of the war and actions taken by parties other than us to respond to them. Any of these disruptions could have a negative impact on our business operations, financial performance, results of operations and stock price, and this impact could be material. Additionally, the war in Ukraine, or related developments in Russia, Europe or elsewhere, may also materially adversely affect our operating results and financial position in a manner that is not currently known to us or that we do not currently consider to be a significant risk.

Global or regional health pandemics or epidemics, including COVID-19, could negatively impact our business operations, financial performance and results of operations.

Our business and financial results could be negatively impacted by COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of global or regional pandemics or epidemics are uncertain and hard to predict. Since 2020, COVID-19 has significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways. For example, the COVID-19 pandemic has disrupted and could materially disrupt our global supply chain, operations and routes to market or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners. The COVID-19 pandemic has resulted in broader supply, transportation and labor disruptions resulting in inflation and generally higher operating costs in our business. Relatedly, commodity and transportation costs have become more volatile and generally increased due to the COVID-19 pandemic, supply chain disruptions, and transportation and labor shortages. Additionally, government or regulatory responses to pandemics could negatively impact our business. Mandatory lockdowns or other restrictions on operations in some countries temporarily disrupted our ability to distribute our products in some markets. Resumption, continuation or expansion of these disruptions could materially adversely impact our operations and results.

These and other impacts of the COVID-19 or other global or regional health pandemics or epidemics could have the effect of heightening many of the other risks described in the risk factors presented in this filing, including but not limited to those relating to our reputation, brands, consumer preferences, supply chain, product sales, pricing actions, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of the COVID-19 and other pandemics or epidemics and actions taken by parties other than us to respond to them, and in the case of COVID-19, on the emergence and spread of COVID-19 variants and the effectiveness of vaccines. Any of these disruptions could have a negative impact on our business operations, financial performance, results of operations and stock price, and this impact could be material.

We operate in a highly competitive industry and we face risks related to the execution of our strategy and our timely response to channel shifts and pricing and other competitive pressures.

The food and snacking industry is highly competitive. Our principal competitors include food, snack and beverage companies that operate globally, regionally and locally. Failure to effectively respond to challenges from our competitors could adversely affect our business.

Competitor and customer pressures require that we timely and effectively respond to changes in distribution channels and technological developments that may require changes in our prices. These pressures could affect our ability to increase prices in response to commodity and other cost increases. Failure to effectively and timely assess new or developing trends, technological advancements or changes in distribution methods and set proper pricing, including as a result of inflation or weak economic conditions or recessions, or effective trade incentives could negatively impact demand for our products, our operating results, achievement of our strategic and financial goals and our ability to capitalize on new revenue or value-producing opportunities. The rapid growth of some channels, such as discounters as well as digital commerce which has expanded significantly following the onset of the COVID-19 pandemic, may impact our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. We may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to protect or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our digital commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts, which could materially and adversely affect our product sales, financial condition, results of operations and cash flows. We will be disadvantaged if we are not able to effectively leverage developing online channels such as direct-to-consumer and electronic business-to-business commerce. New distribution channels, as well as growing opportunities to utilize external manufacturers, lower the barriers to entry and allow smaller competitors to gain market share more effectively. Additionally, if we adjust pricing but cannot maintain or increase sales volumes, or our labor or other costs increase but we cannot increase prices to offset those changes, our financial condition and results of operations will suffer.

During 2022, we continued to operate under our strategy to drive long-term growth by focusing on four strategic priorities: accelerating consumer-centric growth, driving operational excellence, creating a winning growth culture and scaling sustainable snacking. If our strategy is not effective, we fail to achieve our goals and objectives or identify or prioritize the areas most important to achieving our goals, or we fail to effectively operate under our strategy in a way that minimizes disruptions to our business, it could materially and adversely affect our financial condition, results of operations, cash flows and stock price.

Promoting and protecting our reputation and brand image is essential to our business success.

Our success depends on our ability to maintain and enhance our brands, expand to new geographies and new distribution platforms such as digital commerce, and evolve our portfolio with new product offerings that meet consumer needs and expectations.

We seek to strengthen our brands through investments in our product quality, product renovation, innovation and marketing investments, including consumer-relevant advertising, digital communication and consumer promotions. Failure to effectively address the continuing global focus on well-being, including changing consumer acceptance of certain ingredients, industrial manufacturing and processing, nutritional expectations of our products and the sustainability of our ingredients, our supply chain and our packaging (including plastic packaging and its ability to be recycled and other environmental impacts) could adversely affect our brands. Increased negative attention from the media, academics and online influencers, governments, shareholders and other stakeholders in these areas as well as on the role of food marketing, our response to political and social issues or catastrophic events, and other environmental, social, human capital or governance practices, including our diversity, equity and inclusion initiatives, could adversely affect our brand image. Undue caution or our failure to react timely in addressing these challenges and trends could weaken our competitive position. Such pressures could also lead to stricter regulations, industry self-regulation that is unevenly adopted among companies, increased transparency in public disclosures, and increased focus on food and snacking marketing and labeling practices. Increasing and disparate legal or regulatory restrictions on our labeling, advertising and consumer promotions, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. This includes regulations such as front-of-pack labeling and selective food taxes in multiple jurisdictions as well as age-based restrictions on sales of products with certain nutritional profiles enacted in some states in Mexico. In the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds is expected to go into effect in October 2025, and new measures restricting certain promotions are expected to go into effect in October 2023. Restrictions on in-store placement of some of those products went into effect in October 2022. Moreover, adverse publicity, regulatory developments or legal action against us, our employees or our licensees related to product quality and safety, where and how we manufacture our products, environmental risks including climate change, human and workplace rights across our supply chain, labor relations, or antitrust, anti-bribery and anti-corruption compliance could damage our reputation and brand health. Such actions could undermine our customers’ and shareholders’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations. Our product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations, could also subject us to negative publicity.

In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on established and emerging social media and online platforms, digital and mobile dissemination of marketing and advertising campaigns, targeted marketing and the increasing accessibility and speed of dissemination of information. A variety of legal and regulatory restrictions as well as our own policies and participation in industry self-regulation initiatives limit how and to whom we market our products. These restrictions may limit our brand renovation, innovation, marketing and promotion plans, particularly as social media and the communications environment continue to evolve. The social media platforms we use to market our products may change their marketing rules or algorithms or may fall out of favor with certain consumer groups, and we may fail to effectively adapt our marketing strategies or may decide to no longer utilize certain platforms for marketing. We might also fail to sufficiently evolve our digital marketing efforts to effectively utilize consumer data. Negative posts or comments about Mondelēz International, our brands or our employees on social media or web sites (whether factual or not) or security breaches related to use of our social media accounts and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. Our brands may be associated with or appear alongside harmful content before these platforms or our own social media monitoring can detect this risk to our brand. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brands, our marketing efforts might not achieve desired results and we might be required to recognize impairment charges on our brands or related intangible assets or goodwill. Third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. When consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. Third parties might also improperly use our brands as part of phishing or other scams, which could negatively affect our brand image. Failure to successfully maintain and enhance our reputation and brand health could materially and adversely affect our company and product brands as well as our product sales, financial condition, results of operations, cash flows and stock price.

We must correctly predict, identify, interpret and meet changes in consumer preferences and demand and offer new and improved products that meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify, interpret and meet the tastes, dietary habits, packaging, sales channel and other preferences of consumers around the world and to offer products that appeal to these preferences in the places and ways consumers want to shop. There may be further shifts in the relative size of shopping channels in addition to the increasing role of digital commerce for consumers. Our success relies upon managing this complexity to promote and bring our products to consumers effectively. Weak economic conditions, recessions, inflation, equity market volatility or other factors, such as global or local pandemics and severe or unusual weather events, may affect consumer preferences and demand in ways that are hard to predict. In connection with the COVID-19 pandemic, rapid changes in lifestyles and consumption patterns, were accompanied by increased demand for biscuits and decreased demand for gum. Failure to offer and deliver products that appeal to consumers or to correctly judge consumer demand for our products will impact our ability to meet our growth targets, and our sales and market share could decrease and our profitability could suffer.

We must distinguish between short-term fads and trends and long-term changes in consumer preferences. Our sales can be adversely affected when we do not accurately predict which shifts in consumer preferences or category trends will be long-term or we fail to introduce new and improved products to satisfy changing preferences. In addition, because of our varied and geographically diverse consumer base, we must be responsive to local consumer needs, including with respect to when and how consumers snack and their desire for premium or value offerings. We must also provide an array of products that satisfy the broad spectrum of consumer preferences and use marketing and advertising effectively to reach consumers at the right time with the right message. Increasing and disparate legal or regulatory restrictions on our labeling, advertising and consumer promotions, or our response to those restrictions, could limit our efforts to offer and deliver products that appeal to consumers. Demand for our products could decrease and our profitability could suffer if we fail to expand our product offerings successfully across product categories, rapidly develop products in faster growing and more profitable categories or reach consumers in efficient and effective ways leveraging data and analytics.

Negative perceptions concerning the health, environmental and social implications of certain food products, ingredients, packaging materials, and sourcing or production methods could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers have increasingly focused on well-being, including reducing sodium and added sugar consumption, as well as the source and authenticity of ingredients in the foods they consume. Continuing to focus on and expand our well-being offerings while refining the ingredient and nutrition profiles of existing products is important to our growth, as is maintaining focus on ethical sourcing and supply chain management opportunities to address evolving consumer preferences. In addition, consumer preferences differ by region, and we must monitor and adjust our use of ingredients and other activities to respond to these regional preferences. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions or failure to satisfy consumer preferences could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations, cash flows and stock price.

Our operations in certain emerging markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in emerging markets, including among others Brazil, China, India, Mexico, Argentina, Eastern Europe, the Middle East, Africa and Southeast Asia. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries, particularly those with emerging economies, engaging in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the U.K. Bribery Act, or local anti-bribery laws may be more common. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, results of operations and stock price.

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

Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware; other cybersecurity attacks; issues with or errors in systems’ maintenance or security; power outages; hardware or software failures; denial of service attacks; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Our use of new and emerging technologies such as cloud-based services and mobile applications continues to evolve, presenting new and additional risks in managing access to our data, relying on third parties to manage and safeguard data, ensuring access to our systems and availability of third-party systems. In addition, we are experiencing new and more frequent attempts by third parties to gain access to our systems, such as through increased email phishing of our workforce.

Cybersecurity breaches of our or third-party systems, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, cyber extortion, employee or insider error, malfeasance, social engineering, physical breaches or other actions or attempts to exploit vulnerabilities may cause confidential information or Personally Identifiable Information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. These risks could be magnified since the number of employees, contractors and others working outside of offices increased as a result of the COVID-19 pandemic. Additionally, continued geopolitical turmoil, including the ongoing war in Ukraine, has heightened the risk of cyberattacks. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third-party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. We believe that these capabilities provide insights and visibility to the security posture of our third-party service providers, however, cyber threats to those organizations are beyond our control. Additionally, new initiatives, such as those related to digital commerce and direct sales, that increase the amount of confidential information that we process and maintain increase our potential exposure to a cybersecurity breach. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

We continue to devote focused resources to network security, backup and disaster recovery, enhanced training and other security measures to protect our systems and data, such as advanced email protection to reduce the likelihood of credential thefts and electronic fraud attempts. We also focus on enhancing the monitoring and detection of threats in our environment, including but not limited to the manufacturing environment and operational technologies, as well as adjusting information security controls based on the updated threat. However, security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis. Due to the constantly evolving and complex nature of security threats, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. Moreover, as cyberattacks increase in frequency and magnitude around the world, we may be unable to obtain cybersecurity insurance in the amounts and on terms we view as appropriate and favorable for our operations.

We transfer data across local, regional, and national borders to conduct our operations, and we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Privacy and data protection laws may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”) has greatly increased the jurisdictional reach of E.U. law, added a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to 4% of global annual revenue for the preceding financial year in addition to potential restrictions on data transfer and processing. The California Consumer Privacy Act (“CCPA”) requires greater transparency in handling personal information from consumers by imposing new responsibilities for the handling, disclosure and deletion of personal information for consumers, permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations. In addition, the California Privacy Rights Act, which grants a private right of action to individuals and expands rights and obligations, and the Virginia Consumer Data Protection Act became effective on January 1, 2023, and the Colorado Privacy Act will enter into effect on July 1, 2023. Our efforts to comply with multijurisdictional privacy and data protection laws and the uncertainty of new laws and regulations will likely increase the complexity of our processes and may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.

We are subject to risks from unanticipated business disruptions.

We manufacture and source products and materials on a global scale. We utilize an interdependent supply chain – a complex network of suppliers and material needs, owned and leased manufacturing locations, external manufacturing partners, distribution networks, shared service delivery centers and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, like weather, natural disasters, water and energy availability, supply and commodity shortages, port congestions or delays, transport capacity constraints, terrorism, political unrest or armed hostilities (including the ongoing war in Ukraine), cybersecurity incidents, labor shortages, strikes, operational and/or financial instability of our key suppliers and other vendors or service providers, government shutdowns or health pandemics such as COVID-19, including any potential impact of climate change on these factors, could damage or disrupt our operations or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners. Failure to effectively prepare for and respond to disruptions in our operations, for example, by not finding alternative suppliers or replacing capacity at key or sole manufacturing or distribution locations or by not quickly repairing damage to our information, production or supply systems, can cause delays in delivering or the inability to deliver products to our customers, and the quality and safety of our products might be negatively affected. Moreover, disputes with significant customers or suppliers, including disputes regarding pricing or performance, could adversely affect our sales, financial condition, and results of operations. The occurrence of a material or extended disruption may cause us to lose our customers’ or business partners’ confidence or suffer damage to our reputation, and long-term consumer demand for our products could decline. We use insurance to transfer our financial risk related to these exposures, but some of the risks we face are difficult or impossible to insure and the timing of insurance recoveries may not match the timing of the financial loss we incur. We are subject to risk related to operational safety, including risk of fire, explosion or accidental contamination. We could also fail to achieve our strategic objectives due to capability or technology deficiencies related to our ongoing reconfiguration of our supply chain to drive efficiencies and fuel growth. Further, our ability to supply multiple markets with a streamlined manufacturing footprint may be negatively impacted by portfolio complexity, significant changes in trade policies, changes in volume produced and changes to regulatory restrictions or labor-related or other constraints on our ability to adjust production capacity in the markets in which we operate. These events could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

We may not successfully identify, complete or manage strategic transactions.

We regularly evaluate a variety of potential strategic transactions globally, including acquisitions, divestitures, joint ventures, equity method investments and other strategic alliances that could further our strategic business objectives, and acquisitions and joint ventures are an important part of our strategy to increase our exposure to fast-growing snacking segments, fill geographic white spaces and expand into adjacent categories. For example, in 2022 we acquired Chipita, Clif Bar and Ricolino. Such transactions and investments present significant challenges and risks. We may not successfully identify potential strategic transactions to pursue, may not have counterparties willing to transact with us, or we may not successfully identify or manage the risks presented by these strategic transactions, or complete such transactions. Our success depends, in part, upon our ability to identify suitable transactions; negotiate favorable contractual terms; comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals); integrate or separate businesses; manage or achieve performance of ESG goals and initiatives; realize the full extent of the benefits, cost savings or synergies presented by strategic transactions; offset loss of revenue associated with divested brands or businesses; effectively implement control environment processes; minimize adverse effects on existing business relationships with suppliers and customers; achieve accurate estimates of fair value; minimize potential loss of customers or key employees; and minimize indemnities and potential disputes with buyers, sellers and strategic partners. In addition, execution or oversight of strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks.

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate, as appropriate, redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate timely and ongoing compliance with applicable laws, including antitrust and competition, anti-bribery and corruption and import/export laws. Equity investments such as our investments in JDE Peet’s N.V. and Keurig Dr Pepper Inc., joint ventures and other strategic alliances pose additional risks, as we could share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies or resources as we do, or whose interpretation of applicable policies may differ from our own. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits. Depending on the nature of the business ventures, including whether they operate globally, these ventures could also be subject to many of the same risks we are, including political, economic, regulatory and compliance risks, currency exchange rate fluctuations, and volatility of commodity and other input prices. Either partner might fail to recognize an alliance relationship that could expose the business to higher risk or make the venture not as productive as expected.

Furthermore, we may not be able to complete, on terms favorable to us, desired or proposed divestitures of businesses that do not meet our strategic objectives or our growth or profitability targets. Our divestiture activities, or related activities such as reorganizations, restructuring programs and transformation initiatives, may require us to provide or receive transitional support and/or ongoing commercial relationships, recognize impairment charges or take action to reduce costs that remain after we complete a divestiture. Gains or losses on the sales of, or lost operating income from, those businesses may also affect our profitability.

Any of these risks could materially and adversely affect our business, product sales, financial condition, results of operations, cash flows and stock price.

Macroeconomic and Industry Risks

Our business is subject to an increasing focus on sustainability matters.

We have announced, and may from time to time announce, certain initiatives, including goals, targets and other objectives, related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets and other objectives expose us to numerous operational, reputational, financial, legal and other risks. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the reliance on other value chain actors to implement the required changes, the pace of changes in technology and the availability of suppliers that can meet our sustainability and other standards. In addition, statements about our sustainability goals, targets and other objectives, and progress against those goals, targets and other objectives, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Further, developing and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies.

Our business may face increased scrutiny from the investment community, customers, consumers, employees, activists, media, regulators and other stakeholders related to our sustainability initiatives, including the goals, targets and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet evolving investor or other stakeholder expectations and standards, our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives, to comply with ethical, environmental or other standards, regulations or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Even if we achieve our goals, targets and objectives, we may not realize all of the benefits that we expected at the time they were established.

Climate change might adversely impact our supply chain or our operations.

Scientific evidence collected by the Intergovernmental Panel on Climate Change demonstrates that carbon dioxide and other greenhouse gases in the atmosphere have caused and will in the future cause changes in weather patterns around the globe that expose us to physical and transition risk. Physical risks include the increasing frequency of extreme weather events and natural disasters and effects on water availability and quality and biodiversity loss. These impacts increase risks to the global food production and distribution system and to the safety and resilience of the communities where we live, work and source our ingredients, and could further decrease food security for communities around the world. Decreased agricultural productivity caused by climate change might limit the availability of the commodities we purchase and use and increase the costs of such products. These include cocoa, which is a critical raw material for our chocolate and biscuit portfolios that is particularly sensitive to changes in climate, as well as other raw materials such as dairy, wheat, vegetable oils, sugar and nuts. Weather events such as floods, severe storms or water shortages that are partially caused or exacerbated by climate change might disrupt our business operations or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners and could increase our insurance and other operating costs.

Transition risks include increased focus by federal, state and local regulatory and legislative bodies globally regarding environmental policies relating to climate change, regulating greenhouse gas emissions (including carbon pricing or a carbon tax), energy policies, disclosure obligations and sustainability, including single use plastics. New legal and regulatory requirements have increased and could continue to increase our operating costs for things like energy or packaging through taxes or regulations, including payments under extended producer responsibility policies, taxes on specific packaging material types and targets to increase the use of reuse/refill delivery models. Increasing regulation of carbon taxes could also substantially increase our product supply chain and distribution costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. Concern about climate change might cause consumer preferences to switch away from products or ingredients considered to have high climate change impact and towards products that are more sustainably grown and made. We expect to incur additional costs as we evolve our portfolio and engage in due diligence, verification and reporting in connection with our ESG and sustainability initiatives. We might not effectively address increased attention from the media, shareholders, activists and other stakeholders on climate change and related environmental sustainability matters, including deforestation, land use, water use and packaging, including plastic. Those stakeholders might also have requests or proposals that are not aligned with the focus of our efforts on climate change and ESG matters. Climate change-related impacts could also reduce demand for our products. If costs for raw materials increase or availability decreases, we raise prices for our products and our competitors respond differently to those cost or availability pressures, demand for our products and our market share could suffer. We have also experienced decreased demand for chocolate during periods when temperatures are warmer.

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

In addition, larger retail customers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer and other economy brands that compete with some of our products. Our products must provide higher quality or value to our consumers than the less expensive alternatives, particularly during periods of economic uncertainty, recessions or significant inflation. Consumers may not buy our products if they perceive little difference between the quality or value of our products and those of retailer or other economy brands. If consumers prefer or otherwise choose to purchase the retailer or other economy brands, we can lose market share or sales volumes, or we may need to shift our product mix to lower margin offerings.

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

During 2022, no single customer accounted for more than 10% of our net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to a significant customer could result in a material reduction in sales or change in the mix of products we sell to the customer. This could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

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

We must attract, hire, retain and develop effective leaders and a highly skilled and diverse global workforce. We compete to hire new personnel with a variety of capabilities in the many countries in which we manufacture and market our products and then to develop and retain their skills and competencies. We have experienced and could continue to experience unplanned or increased turnover of employees with key capabilities, and we could fail to develop adequate succession plans for leadership positions or hire and retain a workforce with the skills and in the locations we need to operate and grow our business. We could also fail to attract and develop personnel with key emerging capabilities that we need to continue to respond to changing consumer and customer needs and grow our business, including skills in the areas of digital commerce and marketing, data analytics, and procurement and supply chain expertise. Occurrence of any of these conditions could deplete our institutional knowledge base and erode our competitiveness.

We are experiencing an increasingly tight and competitive labor market and could face unforeseen challenges in the availability of labor. A sustained labor shortage or increased turnover rates within our employee base caused by COVID-19 or related issues such as vaccine mandates, or as a result of general macroeconomic factors (including high inflation and hyperinflation in certain markets), have led and in the future could continue to lead to increased costs, such as increased overtime to meet demand and increased wages to attract and retain employees. We have also been negatively affected and could continue to be negatively affected by labor shortages or constraints experienced by our partners, including our external manufacturing partners, freight providers, other strategic suppliers and distributors. Failure to achieve and maintain a diverse workforce and leadership team, compensate our employees competitively and fairly, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees.

We must address changes in, and that affect, our workforce and satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 50% of our 78,000 employees outside the United States and approximately 28% of our 13,000 U.S. employees. Strikes such as the one we experienced in some of our U.S. manufacturing and distribution facilities in 2021, work stoppages, or other forms of labor unrest by our employees or those of our suppliers, distributors or other business partners, or situations like the renegotiation of collective bargaining agreements, have in the past and may in the future cause disruptions to our supply chain, manufacturing or distribution processes. Changes in immigration laws and policies or restrictions such as those imposed in connection with the COVID-19 pandemic could make it more difficult for us to recruit or relocate skilled employees. We could also fail to effectively respond to evolving perceptions and goals of those in our workforce or whom we might seek to hire, including in response to changes brought on by the COVID-19 pandemic, with respect to flexible working or other matters.

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

Our activities around the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, sourcing, packaging and waste management, storage, distribution, sales, advertising, labeling and marketing, as well as intellectual property, competition, antitrust, trade and export controls, labor, tax, social and environmental matters, privacy, data protection, and health and safety practices. Government authorities regularly change laws and regulations as well as their interpretations of existing laws and regulations. Our failure to comply with existing laws and regulations, or to make changes necessary to comply with new or revised laws and regulations or evolving interpretations and application of existing laws and regulations, and differing or competing laws and regulations across the markets where our products are made, manufactured, distributed and sold, could materially and adversely affect our product sales, financial condition, results of operations and cash flows. For instance, our financial condition, results of operations and cash flows could be negatively affected by the regulatory and economic impact of changes in the corporate tax policies of the United States and other countries; trade relations among the United States and other countries, including China, Mexico and the European Union; and changes within the European Union. Evolving expectations on ESG disclosures and reporting will also result in new regulatory actions. In addition, the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials have resulted in and could continue to result in our being subject to new taxes and regulations or lawsuits that can adversely affect our business.

We may decide or be required to recall products or be subjected to product liability claims.

We could decide, or laws or regulations could require us, to recall products due to suspected or confirmed deliberate or unintentional product contamination, including contamination of ingredients we use in our products that third parties supply, spoilage or other adulteration, product mislabeling or product tampering. These risks could be heightened in light of increased pressure on our suppliers from supply chain challenges. On-site quality audits of third parties such as suppliers, external manufacturers and trademark licensees have been limited in some instances by travel restrictions and heightened safety protocols in light of COVID-19, and remote audits do not fully offset risks from the inability to conduct on-site audits. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Any of these events could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations, cash flows and stock price.

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

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. As a result, our effective tax rate is determined based on the income and applicable tax rates in the various jurisdictions in which we operate. Our future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates or other factors, and adverse changes in the underlying profitability or financial outlook of our operations in several jurisdictions could lead to changes in the realizability of our deferred tax assets, resulting in a charge to our effective tax rate.

Changes in tax laws in the U.S. or in other countries where we have significant operations, including rate changes or corporate tax provisions that could disallow or tax perceived base erosion or profit shifting payments or subject us to new types of tax, could materially affect our effective tax rate and our deferred tax assets and liabilities. In addition, aspects of U.S. tax laws may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our initial analysis of the provisions, we expect to meet the criteria of a large corporation but we do not believe this legislation will have a material impact on our consolidated financial statements; we will continue to evaluate it as additional guidance and clarification becomes available. We also continue to monitor countries’ progress toward enactment of the Organization of Economic Cooperation and Development’s model rules on a global minimum tax. During December 2022, the European Union reached agreement on the introduction of a minimum tax directive requiring each member state to enact local legislation. Additionally, South Korea became the first country to enact minimum tax rules, which will be effective for fiscal years beginning on or after January 1, 2024. These specific actions did not impact our consolidated financial statements in 2022, but future enacted legislation in this area could have a material effect on us if enacted.

We are also subject to tax audits by governmental authorities. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liabilities, including interest and penalties. Unexpected results from one or more such tax audits could significantly adversely affect our effective tax rate, results of operations, cash flows and stock price.

We are subject to currency exchange rate fluctuations.

At December 31, 2022, we sold our products in over 150 countries and had operations in approximately 80 countries. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial position and operating results are sensitive to movements in currency exchange rates, which have recently been more volatile, because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and to pay dividends to our shareholders. In addition, movements in currency exchange rates affect transaction costs because we source product ingredients from various countries. Our efforts to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, may not be successful. We hedge a number of risks including exposures to foreign exchange rate movements and volatility of interest rates that could impact our future borrowing costs. Hedging of these risks could potentially subject us to counter-party credit risk. In addition, local economies, monetary policies and currency hedging availability affect our ability to hedge against currency-related economic losses. We might not be able to successfully mitigate our exposure to currency risks due to factors such as continued global and local market volatility, actions by foreign governments, political uncertainty, inflation and limited hedging opportunities. Accordingly, changes in the currency exchange rates that we use to translate our results into U.S. dollars for financial reporting purposes or for transactions involving multiple currencies could materially and adversely affect future demand for our products, our financial condition, results of operations, cash flows and stock price, and our relationships with customers, suppliers and employees in the short or long-term.

Weak financial performance, downgrades in our credit ratings, rising interest rates, illiquid global capital markets and volatile global economic conditions could limit our access to the global capital markets or the effectiveness of our cash management programs, reduce our liquidity and increase our borrowing costs.

We access the long-term and short-term global capital markets to obtain financing. Our financial performance, our short-and long-term debt credit ratings, interest rates, the stability of financial institutions with which we partner, the liquidity of the overall global capital markets (which could be impacted by the United States government’s decisions regarding its debt ceiling) and the state of the global economy, including the food industry, could affect our access to, and the availability and cost of, financing on acceptable terms and conditions and our ability to pay dividends in the future. Globally, several central banks in various countries have raised, and may again raise, interest rates to combat inflation. There can be no assurance that we will have access to the global capital markets on terms we find acceptable.

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

Volatility in the global capital markets, interest rates, inflation rates, our participation in multiemployer pension plans and other factors could increase our costs relating to our employees’ pensions.

We sponsor defined benefit pension plans for a number of our employees throughout the world and also contribute to other employees’ pensions under defined benefit plans that we do not sponsor. At the end of 2022, the projected benefit obligation of the defined benefit pension plans we sponsor was $8.1 billion and plan assets were $8.7 billion.

For defined benefit pension plans that we maintain, the difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Our largest funded defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of investments, including equities and corporate and government debt. Among other factors, changes in interest rates, inflation rates, mortality rates, early retirement rates, investment returns, funding requirements in the jurisdictions in which the plans operate and the market value of plan assets affect the level of plan funding, cause volatility in the net periodic pension cost and impact our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation. Volatility in the global capital markets may increase the risk that we will be required to make additional cash contributions to these company-sponsored pension plans and recognize further increases in our net periodic pension cost.

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

A significant increase in our pension benefit obligations, future funding requirements or net periodic benefit costs could curtail our ability to invest in the business and adversely affect our financial condition, results of operations, cash flows and stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On December 31, 2022, we had approximately 148 manufacturing and processing facilities in 46 countries and 111 distribution centers and warehouses worldwide that we owned or leased. In addition to our owned or leased properties, we also utilize a highly distributed network of warehouses and distribution centers that are owned or leased by third party logistics partners, contract manufacturers, co-packers or other strategic partners. We believe we have or will add sufficient capacity to meet our planned operating needs. It is our practice to maintain all of our plants and other facilities in good condition.

	As of December 31, 2022
	Number of Manufacturing Facilities	Number of Distribution and Warehouse Facilities
Latin America (1)	16	11
AMEA	45	29
Europe	63	10
North America	24	61
Total	148	111

Owned	128	15
Leased	20	96
Total	148	111

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are proud members of the Standard and Poor’s 500 and Nasdaq 100. Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “MDLZ.” At January 31, 2023, there were 38,218 holders of record of our Common Stock.

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

As of December 31,	Mondelēz International	S&P 500	Performance Peer Group
2017	$100.00	$100.00	$100.00
2018	95.73	95.62	94.15
2019	134.43	125.72	119.40
2020	145.97	148.85	130.65
2021	169.14	191.58	149.35
2022	174.08	156.88	147.96

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

Issuer Purchases of Equity Securities
Our stock repurchase activity for each of the three months in the quarter ended December 31, 2022 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2022	1,863,361	$56.55	1,847,134	$1,707
November 1-30, 2022	600,970	64.87	585,763	1,669
December 1-31, 2022	240,012	67.47	236,873	1,653
For the Quarter Ended December 31, 2022	2,704,343	59.37	2,669,770

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock units that vested, totaling 16,227 shares, 15,207 shares and 3,139 shares for the fiscal months of October, November and December 2022, respectively.
(2)Dollar values stated in millions. Our Board of Directors authorized the repurchase up to $23.7 billion of our Common Stock through December 31, 2023. Since the program inception on March 12, 2013 through December 31, 2022, we have repurchased $22.0 billion. Our Board of Directors authorized a new program for the repurchase of up to $6.0 billion of our Common Stock through December 31, 2025. This authorization, effective January 1, 2023, replaces our current share repurchase program. See related information in Note 13, Capital Stock.

Item 6.   Reserved.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements. It should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Forward-Looking Statements and Item 1A, Risk Factors.

Overview of Business and Strategy

Our core business is making and selling chocolate, biscuits and baked snacks, with additional businesses in adjacent, locally relevant categories including gum & candy, cheese & grocery and powdered beverages around the world.

We aim to be the global leader in snacking. Our strategy is to drive long-term growth by focusing on four strategic priorities: accelerating consumer-centric growth, driving operational excellence, creating a winning growth culture and scaling sustainable snacking. We believe the successful implementation of our strategic priorities and leveraging of our attractive global footprint, strong core of iconic global and local brands, marketing, sales, distribution and cost excellence capabilities, and top talent with a growth mindset, will drive consistent top- and bottom-line growth, enabling us to continue to create long-term value for our shareholders.

For more detailed information on our business and strategy, refer to Item 1, Business.

Recent Developments and Significant Items Affecting Comparability

Macroeconomic environment

We continue to observe significant market uncertainty, increasing inflationary pressures, supply constraints, exchange rate volatility as well as ongoing effects from the COVID-19 pandemic. Throughout the pandemic, we experienced an overall increase in demand and revenue growth as consumers increased their food purchases for in-home consumption in some markets, while parts of our business were negatively affected by related lockdowns and restrictions. Additionally, global supply chain, transportation and labor issues escalated and we experienced significantly higher operating costs, including higher overall raw material, transportation, labor and energy costs that have continued to rise.

Our overall outlook for future snacks revenue growth remains strong; however, we anticipate ongoing volatility in response to COVID-related risks and supply chain issues, including labor and transportation constraints. We will continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and business risks while also prioritizing and supporting our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets.

War in Ukraine

In February 2022, Russia began a military invasion of Ukraine. For the safety of our employees, we stopped production and closed our facilities in Ukraine; since then we have been gradually restoring operations, continuing to take steps to protect the safety of our employees and partially re-opening our two plants. We are providing all of our employees with compensation and with help in securing shelter in neighboring countries, where required and needed. We have also made cash and in-kind donations to several humanitarian aid organizations in the region.

In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged.
During the remainder of 2022, the war continued through parts of Ukraine. We continue to make targeted repairs on both our plants. We relaunched our systems and implemented additional safety and security measures. In late June, we partially reopened the Vyshhorod plant and restarted limited potato chip production and in late November, we reopened the Trostyanets plant and restarted limited chocolate production. See Note 1, Summary of Significant Accounting Policies - War in Ukraine, to the condensed consolidated financial statements, and refer to Items Affecting Comparability of Financial Results for additional information.

As a food company, we continue to work to support the continuity of food supply and provide packaged foods to consumers. We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations given we believe we play a role in the continuity of the food supply. We are complying and will comply with applicable international sanctions and other measures that have been or may be imposed on Russian entities. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis, and we continue to consolidate both our Ukrainian and Russian subsidiaries. Prior to the onset of the war, Ukraine generated 0.5% and Russia generated 2.9% of 2021 consolidated net revenues and in 2022, Ukraine generated 0.3% and Russia generated 4.0% of consolidated net revenue. Our Russian business has grown as a result of the recent strengthening of the Russian ruble versus the U.S. dollar, underlying trends of consumers toward snack and packaged food categories and increased price. The combination of pricing, volume growth, suspension of advertising and ruble strength has resulted in a significant increase in the profitability of the Russian business and contributed to the growth of our consolidated performance. Our decision to suspend new capital investments in Russia has not had a material impact on our ability to meet demand within our Russian business during 2022. We believe the war in Ukraine has had a negative impact on our business throughout the rest of our Europe operating segment, but the impact of this is difficult to quantify. We cannot predict if the recent strength in our Russian business will continue in the future.

We provide more information on risks related to the war in Ukraine in our Financial Outlook and Commodity Trends section, Item 3, Quantitative and Qualitative Disclosures about Market Risk, and under Item 1A, Risk Factors.

Acquisitions and Divestitures

During 2022, we completed the following acquisitions to strategically complement and expand our existing portfolio:
•Ricolino, a confectionery business with products sold primarily in Mexico
•Clif Bar & Company (“Clif Bar”), a leading U.S. maker of nutritious energy bars with organic ingredients
•Chipita Global S.A. ("Chipita"), a high-growth leader in the central and Eastern European croissant and baked snacks category

Additionally in 2022, we announced our intention to divest our developed market gum and global Halls candy businesses and in Q4 2022, we announced an agreement to sell the developed market gum business with an anticipated closing of Q4 2023, subject to relevant antitrust approvals and closing conditions.

Refer to Note 2, Acquisitions and Divestitures, and Liquidity and Capital Resources for additional details.

Equity Method Investment Transactions

JDE Peet’s Transactions
In 2022, we sold approximately 18.6 million of our shares back to JDE Peet’s, which reduced our ownership interest by approximately 3% to 19.8%. We recorded a loss of €8 million ($8 million). In 2021, we issued €300 million exchangeable bonds. If all bonds were redeemed in exchange for shares, this would represent approximately 8.5 million shares or approximately 9% of our equity interest in JDE Peet's. In 2020, we exchanged our 26.4% ownership interest in JDE for a 26.5% equity interest in JDE Peet’s, which was then taken public. During the initial public offering, we sold approximately 11.1 million shares, recording a pre-tax gain of $131 million and a $250 million tax expense and reducing our ownership interest to 22.9%.

Keurig Dr Pepper Transactions:
In 2021, we sold approximately 42.7 million shares, which reduced our ownership interest by 3.0% to 5.3%. We recorded a pre-tax gain of $768 million (or $581 million after-tax). In 2020, we sold approximately 73.4 million shares, which reduced our ownership interest by 5.2% to 8.4%. We recorded a pre-tax gain of $865 million (or $662 million after-tax).

For additional information, refer to Note 7, Equity Method Investments and Note 10, Financial Instruments.

Highly Inflationary Accounting

Türkiye. During the first quarter of 2022, we concluded that Türkiye became a highly inflationary economy for accounting purposes. As of April 1, 2022, we began to apply highly inflationary accounting for our subsidiaries operating in Türkiye.

See Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting for additional details.

U.K. advertising and promotion ban

In the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds is expected to go into effect in October 2025, and new measures restricting certain promotions are expected to go into effect in October 2023. Restrictions on in-store placement of some of those products went into effect in October 2022. Although we are unable to estimate precisely the impact of the restrictions, they did not have a significant impact on our consolidated financial statements in 2022.

Taxes

We continue to monitor existing and potential future tax reform around the world. On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our initial analysis of the provisions, we expect to meet the criteria of a large corporation but we do not believe this legislation will have a material impact on our consolidated financial statements. We will continue to evaluate it as additional guidance and clarification becomes available. We also continue to monitor countries’ progress toward enactment of the Organization of Economic Cooperation and Development’s model rules on a global minimum tax. During December 2022, the European Union reached agreement on the introduction of a minimum tax directive requiring each member state to enact local legislation. Additionally, South Korea became the first country to enact minimum tax rules, which will be effective for fiscal years beginning on or after January 1, 2024. These specific actions did not impact our consolidated financial statements in 2022 but future enacted legislation in this area could have a material effect on us, if enacted.

Summary of Results

•Net revenues were approximately $31.5 billion in 2022 and $28.7 billion in 2021, an increase of 9.7% in 2022 and an increase of 8.0% in 2021. In both 2022 and 2021, our net revenue growth continued to reflect increased demand for most of our snack category products in both our emerging and developed markets.
–Net revenues increased in 2022, driven by higher net pricing, incremental net revenues from our acquisitions of Chipita, Clif Bar and Ricolino in 2022 and Gourmet Foods and Grenade in 2021 and favorable volume/mix, partially offset by a significant impact from unfavorable currency translation, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year and the impact of divestitures.
–Net revenues increased in 2021, driven by favorable volume/mix, higher net pricing, a significant impact from favorable currency translation, as most currencies we operate in strengthened against the U.S. dollar compared to exchange rates in the prior year, and incremental net revenues from our acquisitions of Gourmet Foods, Grenade and Hu in 2021 and Give & Go in 2020.

•Organic Net Revenue increased 12.3% to $32.2 billion in 2022 and increased 5.1% to $27.9 billion in 2021. Organic Net Revenue increased in both 2022 and 2021 due to higher net pricing and favorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•Diluted EPS attributable to Mondelēz International decreased 35.5% to $1.96 in 2022 and increased 23.1% to $3.04 in 2021.
–Diluted EPS decreased in 2022 driven by lapping prior-year net gains on equity method transactions, unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives, the impact from the European Commission legal matter, higher acquisition-related costs, incremental costs incurred due to the war in Ukraine, higher acquisition integration costs and contingent consideration adjustments, higher intangible asset impairment charges, lower net earnings from divestitures, higher remeasurement loss of net monetary position and inventory step-up charges incurred in 2022, partially offset by an increase in Adjusted EPS, lower Simplify to Grow program costs, lower negative impacts from enacted tax law changes, lower equity method investee items, 2017 malware incident net recoveries and lower negative impact from pension participation changes.
–Diluted EPS increased in 2021 driven by an increase in Adjusted EPS, lapping prior-year costs associated with the JDE Peet’s transaction, favorable year-over-year mark-to-market impacts from currency and commodity derivatives, lower intangible asset impairment charges, lapping the prior-

year loss on interest rate swaps, lower losses on debt extinguishment and related expenses, lower Simplify to Grow program costs and a net benefit from acquisition integration costs and contingent consideration adjustments. These factors were partially offset by a lower gain on equity method investment transactions, higher initial impacts from enacted tax law changes, lower net earnings from divestitures, lapping the prior-year benefit from the resolution of tax matters and higher impact from pension participation changes.
–Adjusted EPS increased 3.5% to $2.95 in 2022 and increased 12.2% to $2.85 in 2021. On a constant currency basis, Adjusted EPS increased 11.9% to $3.19 in 2022 and increased 8.7% to $2.76 in 2021.
–Adjusted EPS increased in 2022, driven by operating gains and fewer shares outstanding, partially offset by unfavorable currency translation, higher interest expense and lower equity method investment earnings.
–Adjusted EPS increased in 2021, driven by operating gains, favorable currency translation, fewer shares outstanding, higher equity method investment earnings and lower interest expense, partially offset by higher taxes primarily due to a lower net benefit from non-recurring discrete tax items.
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

In addition to monitoring our key operating metrics, we monitor a number of developments and trends that could impact our revenue and profitability objectives:

Demand – We monitor consumer spending and our market share within the food and beverage categories in which we sell our products. Core snacks categories continued to expand due to the continued growth of snacking as a consumer behavior around the world. As part of our strategic plan, we seek to drive category growth by leveraging our local and consumer-focused commercial approach, making investments in our brand and snacks portfolio, building strong routes to market in both emerging and developed markets and improving our availability across multiple channels. We believe these actions will help drive demand in our categories and strengthen our positions across markets.

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

Pricing – Our net revenue growth and profitability may be affected as we adjust prices to address new conditions, such as increasing input and operating costs due to supply, transportation and labor constraints and higher cost trends. We adjust our product prices based on a number of variables including market factors, transportation, logistics and changes in our product input costs, and we have increased prices to control costs given recent significant cost inflation.

Operating Costs – Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax planning. To remain competitive on our operating structure, we continue to work on programs to expand our profitability, such as our Simplify to Grow Program, which is designed to bring about significant reductions in our operating cost structure in both our supply chain and overhead costs. We experienced significantly higher operating costs, including higher overall raw material, transportation, labor and fuel costs that have continued to rise.

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

		For the Years Ended December 31,
	See Note	2022	2021	2020
		(in millions, except percentages)
Simplify to Grow Program	Note 8
Restructuring Charges		$(36)	$(154)	$(156)
Implementation Charges		(87)	(167)	(207)
Intangible asset impairment charges	Note 6	(101)	(32)	(144)
Mark-to-market (losses)/gains from derivatives (1)	Note 10	(318)	277	19
Acquisition and divestiture-related costs	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		(148)	40	(4)
Inventory step-up		(25)	—	—
Acquisition-related costs		(254)	(25)	(15)
Net gain on acquisition and divestitures		—	8	—
Divestiture-related costs		(18)	(22)	(4)
Costs associated with JDE Peet's transaction	Note 7	—	—	(48)
2017 Malware incident net recoveries		37	—	—
Incremental costs due to war in Ukraine (2)	Note 1	(121)	—	—
European Commission legal matter	Note 14	(318)	—	—
Remeasurement of net monetary position	Note 1	(40)	(13)	(9)
Impact from pension participation changes (1)	Note 11	(10)	(42)	(11)
Impact from resolution of tax matters (1)	Note 14	—	7	48
Loss related to interest rate swaps	Note 9 & 10	—	—	(103)
Loss on debt extinguishment and related expenses	Note 9	(129)	(137)	(185)
Initial impacts from enacted tax law changes	Note 16	(17)	(100)	(36)
(Loss)/gain on equity method investment transactions (3)	Note 7	(22)	740	989
Equity method investee items (4)		8	(61)	(72)
Effective tax rate	Note 16	26.8%	27.2%	36.2%

(1)Includes impacts recorded in operating income, benefit plan non-service income and interest expense and other, net. Mark-to-market gains/(losses) above also include our equity method investment-related derivative contract mark-to-market gains/(losses) (refer to Note 10, Financial Instruments) that are recorded in the gain on equity method investment transactions on our consolidated statement of earnings.
(2)Incremental costs due to the war in Ukraine include direct charges such as asset impairments due to damaged facilities and inventory, higher expected allowances for uncollectible accounts receivable and committed compensation. Please see the Non-GAAP Financial Measures section at the end of this item and Note 1, Summary of Significant Accounting Policies – War in Ukraine, for additional information.
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

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2022 with 2021 and 2021 with 2020.

2022 compared with 2021

	For the Years Ended December 31,
	2022	2021	$ change	% change
	(in millions, except per share data)
Net revenues	$31,496	$28,720	$2,776	9.7%
Operating income	3,534	4,653	(1,119)	(24.0)%
Earnings from continuing operations	2,726	4,314	(1,588)	(36.8)%
Net earnings attributable to Mondelēz International	2,717	4,300	(1,583)	(36.8)%
Diluted earnings per share attributable to Mondelēz International	1.96	3.04	(1.08)	(35.5)%

Net Revenues – Net revenues increased $2,776 million (9.7%) to $31,496 million in 2022, and Organic Net Revenue increased $3,521 million (12.3%) to $32,163 million. Developed markets net revenues increased 3.9% and developed markets Organic Net Revenue increased 7.0%. Emerging markets net revenues increased 20.3% and emerging markets Organic Net Revenue increased 22.0%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2022
Change in net revenues (by percentage point)
Total change in net revenues	9.7%
Removing the following items affecting comparability:
Unfavorable currency	6.6	pp
Impact of acquisitions	(4.2)	pp
Impact of divestiture	0.2	pp
Total change in Organic Net Revenue (1)	12.3%
Favorable volume/mix	2.7	pp
Higher net pricing	9.6	pp

(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 9.7% was driven by our underlying Organic Net Revenue growth of 12.3% and the impact of acquisitions, partially offset by unfavorable currency translation and the impact of divestitures. Overall, we continued to see increased demand for our snack category products. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2021 as well as the effects of input cost-driven pricing actions taken during 2022. Favorable volume/mix was driven by AMEA, Latin America and North America, primarily due to strong volume gains across our snack category products, while volume/mix was essentially flat in Europe. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $98 million (constant currency basis), the August 1, 2022 acquisition of Clif Bar added incremental net revenues of $361 million, the January 3, 2022 acquisition of Chipita added incremental net revenues of $720 million (constant currency basis), the April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $15 million (constant currency basis) and the March 25, 2021 acquisition of Grenade added incremental net revenues of $22 million (constant currency basis). Unfavorable currency impacts decreased net revenues by $1,905 million, primarily due to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Argentinean peso, Turkish lira, Australian dollar, Indian rupee, Polish zloty, Chinese yuan and Swedish krona, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble, Brazilian real and Mexican peso. The impact of divestitures resulted in a year-over-year reduction in net revenues of $56 million. Refer to Note 2, Acquisitions and Divestitures, for more information.

Operating Income – Operating income decreased $1,119 million (24.0%) to $3,534 million in 2022, Adjusted Operating Income (1) increased $264 million (5.5%) to $5,029 million and Adjusted Operating Income on a constant currency basis increased $583 million (12.2%) to $5,348 million due to the following:

	Operating Income	Change
	(in millions)
Operating Income for the Year Ended December 31, 2021	$4,653
Simplify to Grow Program (2)	319
Intangible asset impairment charges (3)	32
Mark-to-market gains from derivatives (4)	(279)
Acquisition integration costs and contingent consideration adjustments (5)	(40)
Acquisition-related costs (5)	25
Net gain on acquisition and divestitures (5)	(8)
Divestiture-related costs (5)	22
Operating income from divestiture (5)	(15)
Remeasurement of net monetary position (6)	13
Impact from pension participation changes (7)	48
Impact from resolution of tax matters (8)	(5)
Adjusted Operating Income (1) for the Year Ended December 31, 2021	$4,765
Higher net pricing	2,754
Higher input costs	(1,931)
Favorable volume/mix	218
Higher selling, general and administrative expenses	(474)
Lower amortization of intangible assets	8
Impact from acquisitions (5)	56
Fixed asset and other impairment charges	(48)
Total change in Adjusted Operating Income (constant currency) (1)	583	12.2%
Unfavorable currency translation	(319)
Total change in Adjusted Operating Income (1)	264	5.5%
Adjusted Operating Income (1) for the Year Ended December 31, 2022	$5,029
Simplify to Grow Program (2)	(122)
Intangible asset impairment charges (3)	(101)
Mark-to-market losses from derivatives (4)	(326)
Acquisition integration costs and contingent consideration adjustments (5)	(136)
Inventory step-up (5)	(25)
Acquisition-related costs (5)	(330)
Divestiture-related costs (5)	(18)
Operating income from divestiture (5)	4
2017 Malware incident net recoveries	37
European Commission legal matter (8)	(318)
Incremental costs due to war in Ukraine (9)	(121)
Remeasurement of net monetary position (6)	(40)
Impact from pension participation changes (7)	1
Operating Income for the Year Ended December 31, 2022	$3,534	(24.0)%

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
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the November 1, 2022 acquisition of Ricolino, August 1, 2022 acquisition of Clif Bar, January 3, 2022 acquisition of Chipita, April 1, 2021 acquisition of Gourmet Food, March 25, 2021 acquisition of a majority interest in Grenade, January 4, 2021 acquisition of the remaining 93% of equity in Hu and April 1, 2020 acquisition of a significant majority interest in Give & Go.
(6)Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina and Türkiye.
(7)Refer to Note 11, Benefit Plans, for more information.
(8)Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.
(9)Refer to Note 1, Summary of Significant Accounting Policies – War in Ukraine, for more information.

During 2022, we realized higher net pricing and favorable volume/mix, which was largely offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2021 as well as the effects of input cost-driven pricing actions taken during 2022, was reflected in all regions. Overall, volume/mix benefited from strong volume growth due to continued increased demand for our snack category products. Favorable volume/mix was driven by AMEA and Latin America, which was slightly offset by unfavorable volume/mix in North America and Europe. The increase in input costs was driven by higher raw material costs as well as higher manufacturing costs. Higher raw material costs were in part due to higher dairy, packaging, edible oils, energy, grains, sugar, nuts and other ingredients costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower cocoa costs.

Total selling, general and administrative expenses increased $1,121 million from 2021, due to a number of factors noted in the table above, including in part, the impact from the European Commission legal matter, the impact of acquisitions, higher acquisition-related costs, higher acquisition integration costs and contingent consideration adjustments, higher remeasurement loss of net monetary position, higher divestiture-related costs, incremental costs due to the war in Ukraine and lapping the prior-year favorable impact from the resolution of a tax matter, which were partially offset by a favorable currency impact related to expenses, lapping the prior-year unfavorable impact from pension participation changes, incremental expenses associated with the 2017 malware incident net recoveries and lower implementation costs incurred for the Simplify to Grow Program. Excluding these factors, selling, general and administrative expenses increased $474 million from 2021. The increase was driven primarily by higher overheads, in part due to increased investments in route-to-market capabilities, and higher advertising and consumer promotion costs.

Unfavorable currency changes decreased operating income by $319 million primarily due to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Turkish lira, Australian dollar, Indian rupee, Polish zloty, Egyptian pound and Chinese yuan, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Russian ruble and Brazilian real.

Operating income margin decreased from 16.2% in 2021 to 11.2% in 2022. The decrease in operating income margin was driven primarily by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, the impact from the European Commission legal matter, higher acquisition-related costs, higher acquisition integration costs and contingent consideration adjustments, lower Adjusted Operating Income margin, incremental costs due to the war in Ukraine, higher intangible asset impairment charges, higher remeasurement of net monetary position and inventory step-up charges incurred in 2022, partially offset by lower costs for the Simplify to Grow Program, lapping the prior-year unfavorable impact from pension participation changes, lower divestiture-related costs and the impact of 2017 malware incident net recoveries. Adjusted Operating Income margin decreased from 16.6% in 2021 to 16.0% in 2022. The decrease was driven primarily by higher raw material costs, unfavorable product mix and the impact of acquisitions, partially offset by higher net pricing and overhead cost leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,717 million decreased by $1,583 million (36.8%) in 2022. Diluted EPS attributable to Mondelēz International was $1.96 in 2022, down $1.08 (35.5%) from 2021. Adjusted EPS (1) was $2.95 in 2022, up $0.10 (3.5%) from 2021. Adjusted EPS on a constant currency basis was $3.19 in 2022, up $0.34 (11.9%) from 2021.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2021	$3.04
Simplify to Grow Program (2)	0.17
Intangible asset impairment charges (2)	0.02
Mark-to-market gains from derivatives (2)	(0.17)
Acquisition integration costs and contingent consideration adjustments (2)	(0.02)
Acquisition-related costs (2)	0.01
Divestiture-related costs (2)	0.01
Net earnings from divestitures (2) (3)	(0.03)
Remeasurement of net monetary position (2)	0.01
Impact from pension participation changes (2)	0.02
Loss on debt extinguishment (4)	0.07
Initial impacts from enacted tax law changes (5)	0.07
Gain on equity method investment transactions (6)	(0.39)
Equity method investee items (7)	0.04
Adjusted EPS (1) for the Year Ended December 31, 2021	$2.85
Increase in operations	0.29
Decrease in equity method investment net earnings	(0.01)
Impact from acquisitions (2)	0.03
Changes in interest and other expense, net (8)	(0.03)
Changes in shares outstanding (9)	0.06
Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2022	$3.19
Unfavorable currency translation	(0.24)
Adjusted EPS (1) for the Year Ended December 31, 2022	$2.95
Simplify to Grow Program (2)	(0.07)
Intangible asset impairment charges (2)	(0.05)
Mark-to-market losses from derivatives (2)	(0.19)
Acquisition integration costs and contingent consideration adjustments (2)	(0.05)
Inventory step-up (2)	(0.01)
Acquisition-related costs (2)	(0.19)
Divestiture-related costs (2)	(0.01)
Net earnings from divestitures (2) (3)	0.01
2017 Malware incident net recoveries	0.02
European Commission legal matter (2)	(0.23)
Incremental costs due to war in Ukraine (2)	(0.09)
Remeasurement of net monetary position (2)	(0.03)
Impact from pension participation changes (2)	(0.01)
Loss on debt extinguishment and related expenses (4)	(0.07)
Initial impacts from enacted tax law changes (5)	(0.01)
Loss on equity method investment transactions (6)	(0.02)
Equity method investee items (7)	0.01
Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2022	$1.96

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
(4)Refer to Note 9, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.
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

Net Revenues – Net revenues increased $2,139 million (8.0%) to $28,720 million in 2021, and Organic Net Revenue increased $1,367 million (5.1%) to $27,916 million. Developed markets net revenues increased 6.3% and developed markets Organic Net Revenue increased 1.6%. Emerging markets net revenues increased 11.4% and emerging markets Organic Net Revenue increased 12.0%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2021
Change in net revenues (by percentage point)
Total change in net revenues	8.0%
Removing the following items affecting comparability:
Favorable currency	(1.8)	pp
Impact of divestitures	(0.1)	pp
Impact of acquisitions	(1.0)	pp
Total change in Organic Net Revenue (1)	5.1%
Higher net pricing	2.6	pp
Favorable volume/mix	2.5	pp

(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 8.0% was driven by our underlying Organic Net Revenue growth of 5.1%, favorable currency, the impact of acquisitions and the partial year contributions of businesses divested in 2022 and a business divested on November 1, 2021 which had been part of an earlier 2021 acquisition. Overall, we continued to see increased demand for our snack category products, though parts of our business were not yet back to pre-pandemic levels. In developed markets, increased food purchases for in-home consumption continued to drive net revenue growth, partially offset by declines in some markets as they lapped strong volume growth in 2020 resulting from increased consumer demand due to the pandemic. In emerging markets, we lapped the negative initial impacts we experienced from the pandemic in 2020, with strong revenue growth in 2021 across most of our key markets, though some markets remained challenged. In addition, sales of our gum and candy products grew as out-of-home consumption continued to recover, as did our world travel business as global travel improved, though still below pre-pandemic levels. Favorable currency translation and incremental net revenues from acquisitions also added to revenue growth in 2021.

Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix in Europe, AMEA and Latin America was primarily driven by strong volume gains as we lapped the significant negative impacts of the pandemic in many of our key markets. This was partially offset by unfavorable volume/mix in North America as the region lapped very strong prior-year volume growth from significant food purchases for in-home consumption due to the pandemic. Higher net pricing in all regions was due to the benefit of carryover pricing from 2020 as well as the effects of input cost-driven pricing actions taken during 2021. Favorable currency impacts increased net revenues by $472 million, primarily due to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Chinese yuan, Australian dollar, Canadian dollar, South African rand and Mexican peso, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real and Turkish lira. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $47 million (constant currency basis), the March 25, 2021 acquisition of Grenade added incremental net revenues of $63 million (constant currency basis), the January 4, 2021 acquisition of Hu added incremental net revenues of $38 million and the April 1, 2020 acquisition of Give & Go added incremental net revenues of $106 million in 2021. The packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food but divested on November 1, 2021, added incremental net revenues of $35 million prior to its divestiture. In addition, businesses divested in 2022 and 2021 added incremental revenues of $46 million in 2021. Refer to Note 2, Acquisitions and Divestitures, for more information.

Operating Income – Operating income increased $800 million (20.8%) to $4,653 million in 2021, Adjusted Operating Income (1) increased $366 million (8.3%) to $4,765 million and Adjusted Operating Income on a constant currency basis increased $246 million (5.6%) to $4,645 million due to the following:

	Operating Income	Change
	(in millions)
Operating Income for the Year Ended December 31, 2020	$3,853
Simplify to Grow Program (2)	360
Intangible asset impairment charges (3)	144
Mark-to-market gains from derivatives (4)	(16)
Acquisition integration costs (5)	4
Acquisition-related costs (5)	15
Divestiture-related costs (5)	4
Operating income from divestiture (5)	(2)
Costs associated with JDE Peet's transaction (6)	48
Remeasurement of net monetary position (7)	9
Impact from resolution of tax matters (8)	(20)
Adjusted Operating Income (1) for the Year Ended December 31, 2020	$4,399
Higher net pricing	678
Higher input costs	(475)
Favorable volume/mix	99
Higher selling, general and administrative expenses	(134)
Lower amortization of intangible assets	80
Other	(2)
Total change in Adjusted Operating Income (constant currency) (1)	246	5.6%
Favorable currency translation	120
Total change in Adjusted Operating Income (1)	366	8.3%
Adjusted Operating Income (1) for the Year Ended December 31, 2021	$4,765
Simplify to Grow Program (2)	(319)
Intangible asset impairment charges (3)	(32)
Mark-to-market gains from derivatives (4)	279
Acquisition integration costs (5)	40
Acquisition-related costs (5)	(25)
Net gain on acquisition and divestitures (5)	8
Divestiture-related costs (5)	(22)
Operating income from divestiture (5)	15
Remeasurement of net monetary position (7)	(13)
Impact from pension participation changes (9)	(48)
Impact from resolution of tax matters (8)	5
Operating Income for the Year Ended December 31, 2021	$4,653	20.8%

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

Total selling, general and administrative expenses increased $165 million from 2020, due to a number of factors noted in the table above, including in part, an unfavorable currency impact related to expenses, incremental expenses from acquisitions, the impact from pension participation changes, lower benefits from the resolution of tax matters and higher acquisition-related costs, which were partially offset by lower implementation costs incurred for the Simplify to Grow Program, lapping prior-year costs associated with the JDE Peet's transaction and a net benefit from acquisition integration costs and contingent consideration adjustments. Excluding these factors, selling, general and administrative expenses increased $134 million from 2020. The increase was driven primarily by higher advertising and consumer promotion costs, partially offset by lower overhead spending including lower year-over-year incremental COVID-19 related costs.

Favorable currency changes increased operating income by $120 million, primarily due to the strength of several currencies relative to the U.S. dollar, including the British pound sterling, euro, Chinese yuan. Australian dollar and Canadian dollar, partially offset by the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real and Turkish lira.

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

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $4,300 million increased by $745 million (21.0%) in 2021. Diluted EPS attributable to Mondelēz International was $3.04 in 2021, up $0.57 (23.1%) from 2020. Adjusted EPS (1) was $2.85 in 2021, up $0.31 (12.2%) from 2020. Adjusted EPS on a constant currency basis was $2.76 in 2021, up $0.22 (8.7%) from 2020.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2020	$2.47
Simplify to Grow Program (2)	0.20
Intangible asset impairment charges (2)	0.08
Mark-to-market gains from derivatives (2)	(0.01)
Acquisition-related costs (2)	0.01
Net earnings from divestitures (2) (3)	(0.08)
Costs associated with JDE Peet's transaction (2)	0.20
Remeasurement of net monetary position (2)	0.01
Impact from pension participation changes (2)	0.01
Impact from resolution of tax matters (2)	(0.02)
Loss related to interest rate swaps (4)	0.05
Loss on debt extinguishment (5)	0.10
Initial impacts of enacted tax law changes (6)	0.02
Gain on equity method investment transaction (7)	(0.55)
Equity method investee items (8)	0.05
Adjusted EPS (1) for the Year Ended December 31, 2020	$2.54
Increase in operations	0.13
Increase in equity method investment net earnings	0.03
Changes in interest and other expense, net (9)	0.02
Changes in income taxes (6)	(0.01)
Changes in shares outstanding (10)	0.05
Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2021	$2.76
Favorable currency translation	0.09
Adjusted EPS (1) for the Year Ended December 31, 2021	$2.85
Simplify to Grow Program (2)	(0.17)
Intangible asset impairment charges (2)	(0.02)
Mark-to-market gains from derivatives (2)	0.17
Acquisition integration costs and contingent consideration adjustments (2)	0.02
Acquisition-related costs (2)	(0.01)
Divestiture-related costs (2)	(0.01)
Net earnings from divestitures (2) (3)	0.03
Remeasurement of net monetary position (2)	(0.01)
Impact from pension participation changes (2)	(0.02)
Loss on debt extinguishment (5)	(0.07)
Initial impacts of enacted tax law changes (6)	(0.07)
Gain on equity method investment transactions (7)	0.39
Equity method investee items (8)	(0.04)
Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2021	$3.04

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

Our segment net revenues and earnings were:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Net revenues:
Latin America	$3,629	$2,797	$2,477
AMEA	6,767	6,465	5,740
Europe	11,420	11,156	10,207
North America	9,680	8,302	8,157
Net revenues	$31,496	$28,720	$26,581

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$388	$261	$189
AMEA	929	1,054	821
Europe	1,481	2,092	1,775
North America	1,769	1,371	1,587
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	(326)	279	16
General corporate expenses	(245)	(253)	(326)
Amortization of intangible assets	(132)	(134)	(194)
Net gain on acquisition and divestitures	—	8	—
Acquisition-related costs	(330)	(25)	(15)
Operating income	3,534	4,653	3,853
Benefit plan non-service income	117	163	138
Interest and other expense, net	(423)	(447)	(608)
Earnings before income taxes	$3,228	$4,369	$3,383

Latin America

	For the Years Ended December 31,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$3,629	$2,797	$832	29.7%
Segment operating income	388	261	127	48.7%
	For the Years Ended December 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$2,797	$2,477	$320	12.9%
Segment operating income	261	189	72	38.1%

2022 compared with 2021:

Net revenues increased $832 million (29.7%), due to higher net pricing (23.7 pp), favorable volume/mix (8.2 pp) and the impact of acquisitions (3.5 pp), partially offset by unfavorable currency (4.4 pp) and the impact of divestitures (1.3 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the region continued to see increased demand for our snack category products. Favorable volume/mix was driven by gains in gum, biscuits & baked snacks, chocolate, candy and cheese & grocery, partially offset by a decline in refreshment beverages. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $98 million (constant currency basis) in 2022. Unfavorable currency impacts were primarily due to the strength of the U.S. dollar relative to several currencies in the region, primarily the Argentinean peso, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Brazilian real and Mexican peso. The impact of divestitures resulted in a year-over-year decline in net revenues of $21 million.

Segment operating income increased $127 million (48.7%), primarily due to higher net pricing, favorable volume/mix, lower manufacturing costs due to productivity, lower divestiture-related costs and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher remeasurement loss on net monetary position, acquisition integration costs incurred in 2022, the impact of divestitures, inventory step-up charges incurred in 2022 and lapping a prior-year favorable impact from the resolution of a tax matter.

2021 compared with 2020:

Net revenues increased $320 million (12.9%), due to higher net pricing (13.7 pp), favorable volume/mix (6.1 pp) and the impact of divestitures (0.3 pp), partially offset by unfavorable currency (7.2 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina, Brazil and Mexico. Favorable volume/mix reflected strong volume growth as the negative impacts from the pandemic that we experienced in the prior year subsided across the region. Favorable volume/mix was driven by gains in chocolate, biscuits & baked snacks, gum and candy, partially offset by declines in refreshment beverages and cheese & grocery. In addition, businesses divested in 2022 added incremental revenues of $11 million in 2021. Unfavorable currency impacts were primarily due to the strength of the U.S. dollar relative to most currencies in the region including the Argentinean peso and Brazilian real.

Segment operating income increased $72 million (38.1%), primarily due to higher net pricing, lower manufacturing costs (productivity and lower incremental COVID-19 related costs), lower costs incurred for the Simplify to Grow Program and favorable volume/mix. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, divestiture-related costs incurred in 2021, unfavorable currency, higher other selling, general and administrative expenses and lower benefits from the resolution of tax matters.

AMEA

	For the Years Ended December 31,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$6,767	$6,465	$302	4.7%
Segment operating income	929	1,054	(125)	(11.9)%
	For the Years Ended December 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$6,465	$5,740	$725	12.6%
Segment operating income	1,054	821	233	28.4%

2022 compared with 2021:

Net revenues increased $302 million (4.7%), due to favorable volume/mix (7.4 pp), higher net pricing (5.1 pp) and the impact of an acquisition (0.3 pp), partially offset by unfavorable currency (7.6 pp) and the impact of a divestiture (0.5 pp). Favorable volume/mix reflected overall volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in biscuits & baked snacks, chocolate, refreshment beverages and candy, partially offset by declines in gum and cheese & grocery. Higher net pricing was reflected across all categories. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $15 million (constant currency basis) in the first quarter of 2022. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Indian rupee, Chinese yuan, Philippine peso, Egyptian pound, South African Rand, and Japanese yen. The impact of the November 1, 2021 divestiture of the packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food, resulted in a year-over-year reduction in net revenues of $35 million.

Segment operating income decreased $125 million (11.9%), primarily due to higher raw material costs, intangible asset impairment charges incurred in 2022, unfavorable currency, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, higher costs incurred for the Simplify to Grow Program, higher fixed asset impairment charges and the impact of a divestiture. These unfavorable items were partially offset by higher net pricing, favorable volume/mix and lower manufacturing costs driven by productivity.

2021 compared with 2020:

Net revenues increased $725 million (12.6%), due to favorable volume/mix (5.3 pp), favorable currency (3.8 pp), higher net pricing (2.0 pp), the impact of an acquisition (0.9 pp) and the partial year contribution of a business divested on November 1, 2021 which had been part of an earlier 2021 acquisition (0.6 pp). Favorable volume/mix reflected net overall volume gains as the negative impacts from the pandemic that we experienced in the prior year subsided across most of the region, though some markets were still challenged. Favorable volume/mix was driven by gains in chocolate, biscuits & baked snacks, gum and candy, partially offset by declines in cheese & grocery and refreshment beverages. Favorable currency impacts were due to the strength of most currencies relative to the U.S. dollar, including the Chinese yuan, Australian dollar, South African rand and New Zealand dollar. Higher net pricing was reflected across all categories except cheese & grocery. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $47 million (constant currency basis) in 2021. The packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food but divested on November 1, 2021, added incremental net revenues of $35 million prior to its divestiture.

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

Europe

	For the Years Ended December 31,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$11,420	$11,156	$264	2.4%
Segment operating income	1,481	2,092	(611)	(29.2)%
	For the Years Ended December 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$11,156	$10,207	$949	9.3%
Segment operating income	2,092	1,775	317	17.9%

2022 compared with 2021:

Net revenues increased $264 million (2.4%), due to higher net pricing (7.4 pp), the impact of acquisitions (6.3 pp), and flat volume/mix, partially offset by unfavorable currency (11.3 pp). Higher net pricing was reflected across all categories. The January 3, 2022 acquisition of Chipita added incremental net revenues of $685 million (constant currency basis) and the March 25, 2021 acquisition of Grenade added incremental net revenues of $22 million (constant currency basis) in 2022. Overall, volume/mix was flat as gains in candy, gum, chocolate and refreshment beverages, were offset by declines in biscuits & baked snacks and cheese & grocery. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies across the region, including the euro, British pound sterling, Turkish lira, Polish zloty, Swedish krona and Romanian leu, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble.

Segment operating income decreased $611 million (29.2%), primarily due to higher raw material costs, the impact from the European Commission legal matter, unfavorable currency, incremental costs incurred due to the war in Ukraine, higher acquisition integration costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and fixed asset impairment charges incurred in 2022. These unfavorable items were partially offset by higher net pricing, lapping the prior-year unfavorable impact of pension participation changes and the impact of acquisitions.

2021 compared with 2020:

Net revenues increased $949 million (9.3%), due to favorable currency (3.7 pp), favorable volume/mix (3.6 pp), higher net pricing (1.4 pp) and the impact of an acquisition (0.6 pp). Favorable currency impacts reflected the strength of most currencies in the region relative to the U.S. dollar, including the euro, British pound sterling, Norwegian krone, Swedish krona and Czech koruna, partially offset by the strength of the U.S. dollar relative to a few currencies, including the Turkish lira and Russian ruble. Favorable volume/mix was driven by strong volume growth as we experienced increased demand for most of our snack category products and our world travel business continued to recover as global travel improved though still remained below pre-pandemic levels. Favorable volume/mix was driven by gains in chocolate, biscuits & baked snacks, cheese & grocery, and refreshment beverages, partially offset by declines in gum and candy. Higher net pricing was reflected across all categories except cheese & grocery. The March 25, 2021 acquisition of Grenade added incremental net revenues of $63 million (constant currency basis) in 2021.

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

North America

	For the Years Ended December 31,
	2022	2021	$ change	% change
	(in millions)
Net revenues	$9,680	$8,302	$1,378	16.6%
Segment operating income	1,769	1,371	398	29.0%
	For the Years Ended December 31,
	2021	2020	$ change	% change
	(in millions)
Net revenues	$8,302	$8,157	$145	1.8%
Segment operating income	1,371	1,587	(216)	(13.6)%

2022 compared with 2021:

Net revenues increased $1,378 million (16.6%), due to higher net pricing (11.5 pp), the impact of acquisitions (4.7 pp) and favorable volume/mix (0.8 pp), partially offset by unfavorable currency (0.4 pp). Higher net pricing was reflected across all categories driven by pricing actions taken during 2022. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $361 million and the January 3, 2022 acquisition of Chipita added incremental net revenues of $35 million in 2022. Favorable volume/mix was driven by gains in candy, chocolate and gum, partially offset by a decline in biscuits & baked snacks which primarily reflected the impact of supply chain constraints on volume during the year. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $398 million (29.0%), primarily due to higher net pricing, lower costs incurred for the Simplify to Grow Program, lapping a prior-year intangible asset impairment charge and the impact of acquisitions. These favorable items were partially offset by higher raw material costs, higher manufacturing costs, higher acquisition integration costs and contingent consideration adjustments (including lapping a prior year benefit from contingent consideration adjustments), higher advertising and consumer promotion costs, fixed asset impairment charges incurred in 2022, inventory step-up charges incurred in 2022, higher other selling, general and administrative expenses, unfavorable volume/mix and unfavorable currency.

2021 compared with 2020:

Net revenues increased $145 million (1.8%), due to the impact of acquisitions (1.8 pp), higher net pricing (1.0 pp) and favorable currency (0.6 pp), partially offset by unfavorable volume/mix (1.6 pp). The April 1, 2020 acquisition of Give & Go added incremental net revenues of $106 million and the January 4, 2021 acquisition of Hu added incremental net revenues of $38 million in 2021. Higher net pricing was driven by biscuits & baked snacks, gum and candy, partially offset by lower net pricing in chocolate. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar. Unfavorable volume mix reflected volume declines as the region lapped prior-year strong volume growth driven by significantly increased food purchases for in-home consumption due to the pandemic as well as impacts from labor disruptions and supply chain constraints in the second half of 2021. Unfavorable volume/mix was driven by declines in biscuits & baked snacks, candy, chocolate and gum.

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

In 2022, 2021 and 2020, there were no impairments of goodwill. In connection with our 2022 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

Annually, we assess indefinite-life intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these assets. If significant potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand’s global fair value. If the carrying value of the asset exceeds its estimated fair value, the asset is impaired and its carrying value is reduced to the estimated fair value.

In 2022, we recorded $101 million of intangible asset impairment charges related to two biscuit brands in AMEA. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We use several accepted valuation methods, including Relief from Royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value. We also identified eight brands with $1.5 billion of aggregate book value as of December 31, 2022 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands reduce the risk of impairment in future periods, but if the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2021, we recorded a $32 million of intangible asset impairment charge related to one biscuit brand in North America. In 2020, we recorded $144 million of intangible asset impairment charges related to gum, chocolate, biscuits and candy brands, with $83 million in North America, $53 million in Europe, $5 million in AMEA and $3 million in Latin America.

Refer to Note 6, Goodwill and Intangible Assets, for additional information.

Business Combinations:
The assets acquired and liabilities assumed upon the acquisition or consolidation of a business are recorded at fair value, with the residual of the purchase price allocated to goodwill. We engage third-party valuation specialists to assist management in determining the fair values of certain assets acquired and liabilities assumed. In determining fair value, we utilized various forms of the income approach, depending on the asset being valued. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon the best information available at the date of acquisition. These estimates are based upon historical experience and information obtained from the management of the acquired company and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to: expected future cash flows of the acquired business, discount and royalty rates and economic lives of customer relationships, trade names and fixed assets. Unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions or estimates.

Further, certain of our acquisitions may include earn-out provisions or other forms of contingent consideration. As of the acquisition date, we record contingent consideration, as applicable, at the estimated fair value of expected future payments associated with the earn-out. Any changes to the recorded fair value of contingent consideration will be recognized as expenses or earnings in the period in which they occur. Such contingent consideration liabilities are based on best estimates of future expected payment obligations, which are subject to change due to many factors outside of our control. Changes to the estimate of expected future contingent consideration payments may occur, from time to time, due to various reasons, including changing discount rates as well as actual results differing from estimates and adjustments to the revenue or earnings assumptions used as the basis for the liability based on historical experience.

Trade and Marketing Programs:
We promote our products with trade and sales incentives as well as marketing and advertising programs. These programs include, but are not limited to, new product introduction fees, discounts, coupons, rebates and volume-based incentives as well as cooperative advertising, in-store displays and consumer marketing promotions. Trade and sales incentives are recorded as a reduction to revenues based on amounts estimated due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer promotion expenses are charged to operations as a percentage of volume, based on estimated sales volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred.

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

While we do not anticipate further changes in the 2022 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase/(decrease), on our annual benefit plan costs:

	As of December 31, 2022
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(4)	$2	$(12)	$18
Effect of change in expected rate of return on plan assets on pension costs	(8)	8	(36)	36
Effect of change in discount rate on postretirement health care costs	—	(1)	—	—

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

We believe our tax positions comply with applicable tax laws and that we have properly accounted for uncertain tax positions. We recognize tax benefits in our financial statements from uncertain tax positions only if it is more likely than not that the tax position will be sustained by the taxing authorities based on the technical merits of the position. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon resolution. We evaluate uncertain tax positions on an ongoing basis and adjust the amount recognized in light of changing facts and circumstances, such as the progress of a tax audit or expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of uncertain tax positions are reasonable. However, final determination of historical tax liabilities, whether by settlement with tax authorities, judicial or administrative ruling or due to expiration of statutes of limitations, could be materially different from estimates reflected on our consolidated balance sheets and historical income tax provisions. The outcome of these final determinations could have a material effect on our provision for income taxes, net earnings or cash flows in the period in which the determination is made.

See Note 16, Income Taxes, for additional information on our effective tax rate, current and deferred taxes, valuation allowances and unrecognized tax benefits.

Contingencies:
See Note 14, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Guidance:
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. We expect to continue to utilize our commercial paper program and international credit lines as needed. We continually evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Our investments in JDE Peet's and KDP also provide us additional flexibility. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity, and we continue to monitor our operations in Europe and related effects from the war in Ukraine. To date, we have been successful in generating cash and raising financing as needed. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, tax liabilities, benefit plan obligations and lease expenses) as well as periodic expenditures for acquisitions, shareholder returns (such as dividend payments and share repurchases), property, plant and equipment and any significant one-time non-operating items.

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

For a full discussion related to the financial condition for the fiscal year ended December 31, 2020, including a year-to-year comparison between 2021 and 2020, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cash Flow:
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short and long-term financial commitments. Our cash flow activity over the last three years is noted below:

	2022	2021	2020
Net cash provided by operating activities	$3,908	$4,141	$3,964
Net cash (used in)/provided by investing activities	$(4,888)	$(26)	$500
Net cash used in financing activities	$(456)	$(4,069)	$(2,215)

Net Cash Provided by Operating Activities:
The decrease in net cash provided by operating activities in 2022 was primarily due to increased year-over-year working capital requirements, as the increase in accounts receivable and inventories was offset by increases in other liabilities. This is largely a result of business growth and acquisitions during the year.

Net Cash Used in/Provided by Investing Activities:
The increase in net cash used in investing activities was largely driven by higher cash payments for acquisitions, including $1.4 billion cash consideration paid for the Chipita acquisition during January 2022, $2.6 billion cash consideration paid for the Clif Bar acquisition during August 2022 and $1.3 billion cash consideration paid for the Ricolino acquisition in November 2022 relative to $833 million paid in the prior-year to acquire Gourmet Food, Grenade and Hu (refer to Note 2, Acquisitions and Divestitures), as well as lower proceeds from sales of equity method investments than in the prior-year period (refer to Note 7, Equity Method Investments), partially offset by proceeds from the settlement and replacement of net investment hedge derivative contracts.

Capital expenditures were $906 million in 2022, $965 million in 2021 and $863 million in 2020. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2023 capital expenditures to be up to $1.2 billion, including capital expenditures in connection with our Simplify to Grow Program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:
The decrease in net cash used in financing activities was primarily due to lower net debt repayments with higher proceeds from borrowings in 2022 as we refinanced debt during the first quarter of 2022 with lower interest rate debt and we lapped higher net long-term debt repayments in the prior-year.

Dividends:
We paid dividends of $1,985 million in 2022, $1,826 million in 2021 and $1,678 million in 2020. On July 26, 2022, the Audit Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.385 per share of Class A Common Stock, an increase of 10 percent, which would be $1.54 per common share on an annualized basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

For U.S. income tax purposes only, the Company has determined that 100% of the distributions paid to its shareholders in 2022 are characterized as a qualified dividend paid from U.S. earnings and profits. See Note 13, Capital Stock, to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities, for information on our share repurchase program.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers are from 30 to 180 days, which we deem to be commercially reasonable. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Under these programs, our suppliers, at their sole discretion, determine invoices that they want to sell to participating financial institutions. Our suppliers’ voluntary inclusion of invoices in SCF programs has no bearing on our payment terms or amounts due. Our responsibility is limited to making payments based upon the agreed-upon contractual terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF programs and we have no economic interest in the suppliers’ decision to participate in the SCF programs. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets. We have confirmed with participating financial institutions that as of December 31, 2022, and December 31, 2021, $2.4 billion and $2.5 billion, respectively, of our accounts payable to suppliers that participate in the SCF programs are outstanding.

Guarantees:
As discussed in Note 14, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2022, we had no material third-party guarantees recorded on our consolidated balance sheets. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

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

Refer to Note 9, Debt and Borrowing Arrangements, for a projection of long-term debt scheduled to mature (including current maturities and finance leases) in future periods. In the next 12 months, we expect to repay approximately $0.3 billion of maturing long-term debt. We fund ongoing debt maturities and other long-term obligations using cash on hand or we may refinance obligations with long-term debt or short-term financing (such as our commercial paper borrowings) depending on financing available, timing considerations, flexibility to raise funding and the cost of financing.

At its July 2022 meeting, the Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization of $7 billion. As of December 31, 2022, $1.5 billion of the long-term financing authorization remained available.

Our total debt was $22.9 billion at December 31, 2022 and $19.5 billion at December 31, 2021. Our debt-to-capitalization ratio was 0.46 at December 31, 2022 and 0.41 at December 31, 2021. The weighted-average term of our outstanding long-term debt was 8.2 years at December 31, 2022 and 9.5 years at December 31, 2021. Our average daily commercial borrowings were $1.6 billion in 2022, $0.5 billion in 2021 and $2.3 billion in 2020. We had commercial paper borrowings of $2.2 billion at December 31, 2022 and $0.2 billion at December 31, 2021. We expect to continue to use cash or commercial paper to finance various short-term financing needs. As of December 31, 2022, we continued to be in compliance with our debt covenants.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. Refer to Note 9, Debt and Borrowing Arrangements. The operations held by MIHN generated approximately 72.4% (or $22.8 billion) of the $31.5 billion of consolidated net revenue during fiscal year 2022 and represented approximately 84.0% (or $22.6 billion) of the $26.9 billion of net assets as of December 31, 2022.

Refer to Note 9, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During 2022, the primary drivers of the increase in our aggregate commodity costs were higher dairy, packaging, edible oils, energy, grains, sugar, nuts and other ingredient costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower cocoa costs.

A number of external factors such as the current macroeconomic environment, including global inflation, effects of the war in Ukraine, climate and weather conditions, commodity, transportation and labor market conditions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, such as dairy, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Due to competitive or market conditions, planned trade or promotional incentives, fluctuations in currency exchange rates or other factors, our pricing actions may also lag commodity cost changes temporarily.

As a result of international supply chain, transportation and labor market disruptions and generally higher commodity, transportation and labor costs, we expect price volatility and a higher aggregate cost environment to continue. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available.

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
•“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses, divestiture-related costs (5), acquisition-related costs (6), and acquisition integration costs and contingent consideration adjustments (7); inventory step-up charges (8); the operating results of divestitures (2); remeasurement of net monetary position (9); mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts (10); impact from resolution of tax matters (11); 2017 malware incident net recoveries; incremental costs due to the war in Ukraine (12); impact from the European Commission legal matter (13); impact from pension participation changes (14); and costs associated with the JDE Peet's transaction. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).
•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, net earnings from divestitures (2); initial impacts from enacted tax law changes (15); and gains or losses on equity method investment transactions. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ significant operating and non-operating items (16). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)    When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. In the first quarter of 2022, we added to the non-GAAP definitions the exclusion of incremental costs due to the war in Ukraine (refer to footnote (12) below), in the second quarter of 2022, we added to the non-GAAP definitions the exclusion of costs incurred associated with our publicly-announced processes to sell businesses (refer to footnote (5) below) and in the third quarter of 2022, we added to the non-GAAP definitions the exclusion of inventory step-up charges associated with acquisitions (refer to footnote (8) below). In the fourth quarter of 2022, we added to the non-GAAP definitions the exclusion of the impact from the European Commission legal matter (refer to footnote (13) below).
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
(5)    Divestiture-related costs, which includes costs incurred in relation to the preparation and completion of our divestitures as defined in footnote (2), also includes costs incurred associated with our publicly-announced processes to sell businesses. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(6)    Acquisition-related costs, which includes transaction costs such as third party advisor, investment banking and legal fees, also includes one-time compensation expense related to the buyout of non-vested ESOP shares and realized gains or losses from hedging activities associated with acquisition funds. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(7)    Acquisition integration costs and contingent consideration adjustments include one-time costs related to the integration of acquisitions as well as any adjustments made to the fair market value of contingent compensation liabilities that have been previously booked for earn-outs related to acquisitions that do not relate to employee compensation expense. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(8)    In the third quarter of 2022, we began to exclude the one-time inventory step-up charges associated with acquired companies related to the fair market valuation of the acquired inventory. We exclude this item to better facilitate comparisons of our underlying operating performance across periods.
(9)    In connection with our applying highly inflationary accounting (refer to Note 1, Summary of Significant Accounting Policies), for Argentina (beginning in the third quarter of 2018) and Türkiye (beginning in the second quarter of 2022), we exclude the related remeasurement gains or losses related to remeasuring net monetary assets or liabilities denominated in the local currency to the U.S. dollar during the periods presented to be consistent with our prior accounting for these remeasurement gains/losses for Venezuela when it was subject to highly inflationary accounting prior to deconsolidation in 2015.
(10)    We exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency and equity method investment transaction derivative from our non-GAAP earnings measures. The mark-to-market impacts of commodity and forecasted currency transaction derivatives are excluded until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we make this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We exclude equity method investment transaction derivative contract settlements as they represent protection of value for future divestitures.
(11)    See Note 14, Commitments and Contingencies – Tax Matters, for additional information.
(12)    In February 2022, Russia began a military invasion of Ukraine and we stopped our production and closed our facilities in Ukraine. We began to incur incremental costs directly related to the war including asset impairments, such as property and inventory losses, higher expected allowances for uncollectible accounts receivable and committed compensation. We have isolated and exclude these costs and related impacts from our operating results to facilitate evaluation and comparisons of our ongoing results. Incremental costs related to increasing operations in other primarily European facilities are not included with these costs.
(13)    In the fourth quarter of 2022, we began to exclude the impact from the European Commission legal matter. In November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. We have been cooperating with the investigation and are currently engaged in discussions with the European Commission in an effort to reach a negotiated, proportionate resolution to this matter. As of December 31. 2022, we recorded an estimate of the possible cost to resolve this matter. Due to the unique nature of this matter, we believe it to be infrequent and unusual and therefore exclude it to better facilitate comparisons of our underlying operating performance across periods. Refer to Note 14, Commitments and Contingencies – Tax Matters, for additional information.
(14)    The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non–GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 11, Benefit Plans, for more information on the multiemployer pension plan withdrawal.
(15)    We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and the transition tax from the 2017 U.S. tax reform. Previously, we only excluded the initial impacts from more material tax reforms, specifically the impacts of the 2019 Swiss tax reform and 2017 U.S. tax reform. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law changes. Refer to Note 16, Income Taxes, for more information.
(16)    We have excluded our proportionate share of our equity method investees’ significant operating and non-operating items such as acquisition and divestiture related costs, restructuring program costs and initial impacts from enacted tax law changes, in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and significant operating and non-operating items each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ significant operating and non-operating items.

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

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$12,184	$19,312	$31,496	$10,132	$18,588	$28,720
Impact of currency	744	1,161	1,905	—	—	—
Impact of acquisitions	(596)	(620)	(1,216)	—	—	—
Impact of divestitures	(22)	—	(22)	(43)	(35)	(78)
Organic Net Revenue	$12,310	$19,853	$32,163	$10,089	$18,553	$28,642

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenue	$10,132	$18,588	$28,720	$9,097	$17,484	$26,581
Impact of currency	64	(536)	(472)	—	—	—
Impact of acquisitions	—	(254)	(254)	—	—	—
Impact of divestitures	(43)	(35)	(78)	(32)	—	(32)
Organic Net Revenue	$10,153	$17,763	$27,916	$9,065	$17,484	$26,549

Adjusted Operating Income:
Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts; acquisition integration costs and contingent consideration adjustments; inventory step-up charges; acquisition related costs; divestiture-related costs; operating income from divestitures; net gain on an acquisition and divestitures; 2017 malware incident net recoveries; impact from the European Commission legal matter; incremental costs due to the war in Ukraine; costs associated with JDE Peet's transaction; the remeasurement of net monetary position; impact from pension participation changes; and impact from resolution of tax matters. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
	(in millions)
Operating Income	$3,534	$4,653	$(1,119)	(24.0)%
Simplify to Grow Program (1)	122	319	(197)
Intangible asset impairment charges (2)	101	32	69
Mark-to-market losses/(gains) from derivatives (3)	326	(279)	605
Acquisition integration costs and contingent consideration adjustments (4)	136	(40)	176
Inventory step-up (4)	25	—	25
Acquisition-related costs (4)	330	25	305
Net gain on acquisition and divestitures (4)	—	(8)	8
Divestiture-related costs (4)	18	22	(4)
Operating income from divestiture (4)	(4)	(15)	11
2017 Malware incident net recoveries	(37)	—	(37)
European Commission legal matter (5)	318	—	318
Incremental costs due to war in Ukraine (6)	121	—	121
Remeasurement of net monetary position (7)	40	13	27
Impact from pension participation changes (8)	(1)	48	(49)
Impact from resolution of tax matters (5)	—	(5)	5
Adjusted Operating Income	$5,029	$4,765	$264	5.5%
Unfavorable currency translation	319	—	319
Adjusted Operating Income (constant currency)	$5,348	$4,765	$583	12.2%

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
	(in millions)
Operating Income	$4,653	$3,853	$800	20.8%
Simplify to Grow Program (1)	319	360	(41)
Intangible asset impairment charges (2)	32	144	(112)
Mark-to-market gains from derivatives (3)	(279)	(16)	(263)
Acquisition integration costs (4)	(40)	4	(44)
Acquisition-related costs (4)	25	15	10
Net gain on acquisition and divestitures (4)	(8)	—	(8)
Divestiture-related costs (4)	22	4	18
Operating income from divestiture (4)	(15)	(2)	(13)
Costs associated with JDE Peet's transaction (9)	—	48	(48)
Remeasurement of net monetary position (7)	13	9	4
Impact from pension participation changes (8)	48	—	48
Impact from resolution of tax matters (5)	(5)	(20)	15
Adjusted Operating Income	$4,765	$4,399	$366	8.3%
Favorable currency translation	(120)	—	(120)
Adjusted Operating Income (constant currency)	$4,645	$4,399	$246	5.6%

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
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the November 1, 2022 acquisition of Ricolino, August 1, 2022 acquisition of Clif Bar, January 3, 2022 acquisition of Chipita, April 1, 2021 acquisition of Gourmet Food, March 25, 2021 acquisition of a majority interest in Grenade, January 4, 2021 acquisition of the remaining 93% of equity in Hu and April 1, 2020 acquisition of a significant majority interest in Give & Go.
(5)Refer to Note 14, Commitments and Contingencies – Tax Matters, for more information.
(6)Refer to Note 1, Summary of Significant Accounting Policies – War in Ukraine, for more information.
(7)Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina.
(8)Refer to Note 11, Benefit Plans, for more information.
(9)Refer to Note 7, Equity Method Investments, for more information on the JDE Peet's transaction.

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

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.96	$3.04	$(1.08)	(35.5)%
Simplify to Grow Program (2)	0.07	0.17	(0.10)
Intangible asset impairment charges (2)	0.05	0.02	0.03
Mark-to-market losses/(gains) from derivatives (2)	0.19	(0.17)	0.36
Acquisition integration costs and contingent consideration adjustments (2)	0.05	(0.02)	0.07
Inventory step-up (2)	0.01	—	0.01
Acquisition-related costs (2)	0.19	0.01	0.18
Divestiture-related costs (2)	0.01	0.01	—
Net earnings from divestitures (2)	(0.01)	(0.03)	0.02
2017 Malware incident net recoveries	(0.02)	—	(0.02)
European Commission legal matter (2)	0.23	—	0.23
Incremental costs due to war in Ukraine (2)	0.09	—	0.09
Remeasurement of net monetary position (2)	0.03	0.01	0.02
Impact from pension participation changes (2)	0.01	0.02	(0.01)
Loss on debt extinguishment and related expenses (3)	0.07	0.07	—
Initial impacts from enacted tax law changes (4)	0.01	0.07	(0.06)
Loss/(gain) on equity method investment transactions (5)	0.02	(0.39)	0.41
Equity method investee items (6)	(0.01)	0.04	(0.05)
Adjusted EPS	$2.95	$2.85	$0.10	3.5%
Unfavorable currency translation	0.24	—	0.24
Adjusted EPS (constant currency)	$3.19	$2.85	$0.34	11.9%

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$3.04	$2.47	$0.57	23.1%
Simplify to Grow Program (2)	0.17	0.20	(0.03)
Intangible asset impairment charges (2)	0.02	0.08	(0.06)
Mark-to-market gains from derivatives (2)	(0.17)	(0.01)	(0.16)
Acquisition integration costs and contingent consideration adjustments (2)	(0.02)	—	(0.02)
Acquisition-related costs (2)	0.01	0.01	—
Divestiture-related costs (2)	0.01	—	0.01
Net earnings from divestitures (2)	(0.03)	(0.08)	0.05
Costs associate with JDE Peet's transaction (2)	—	0.20	(0.20)
Remeasurement of net monetary position (2)	0.01	0.01	—
Impact from pension participation changes (2)	0.02	0.01	0.01
Impact from resolution of tax matters (2)	—	(0.02)	0.02
Loss related to interest rate swaps (7)	—	0.05	(0.05)
Loss on debt extinguishment (3)	0.07	0.10	(0.03)
Initial impacts from enacted tax law changes (4)	0.07	0.02	0.05
Gain on equity method investment transactions (5)	(0.39)	(0.55)	0.16
Equity method investee items (6)	0.04	0.05	(0.01)
Adjusted EPS	$2.85	$2.54	$0.31	12.2%
Favorable currency translation	(0.09)	—	(0.09)
Adjusted EPS (constant currency)	$2.76	$2.54	$0.22	8.7%

(1)     The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•2022, taxes for the: Simplify to Grow Program were $(26) million, intangible asset impairment charge were $(25) million, mark-to-market losses from derivatives were $(56) million, acquisition integration costs and contingent consideration adjustments were $(72) million, inventory step-up charges were $(7) million, acquisition-related costs were $11 million, divestiture-related costs were $(9) million, net earnings from divestitures were $1 million, 2017 malware incident net recoveries were $10 million, European Commission legal matter were zero, incremental costs due to the war in Ukraine were $4 million, remeasurement of net monetary position were zero, impact from pension participation changes were $(3) million, loss on debt extinguishment and related expenses were $(31) million, initial impacts from enacted tax law changes were $17 million, loss on equity method investment transactions were $2 million and equity method investee items were $(5) million.
•2021 taxes for the: Simplify to Grow Program were $(83) million, intangible asset impairment charges were $(8) million, mark-to-market gains from derivatives were $44 million, acquisition-related costs were $(4) million, acquisition integration costs and contingent consideration adjustments were $12 million, divestiture-related costs were $(8) million, net earnings from divestitures were $12 million, remeasurement of net monetary position were zero, impact from pension participation changes were $(8) million, loss on debt extinguishment were $(34) million, initial impacts from enacted tax law changes were $100 million, gain on equity method investment transactions were $184 million and equity method investee items were $(4) million.
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
(4)     Refer to Note 16, Income Taxes, and the Non-GAAP Financial Measures section for more information.
(5)     Refer to Note 7, Equity Method Investments, for more information on the gains and losses on equity method investment transactions.
(6)     Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's and KDP equity method investees, such as acquisition and divestiture-related costs and restructuring program costs.
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

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and the macroeconomic environment. Refer to Recent Developments and Significant Items Affecting Comparability and Financial Outlook above for updates on recent supply chain, transportation, labor and other disruptions that are increasing operating costs and impacting our results. To manage input cost volatility and inflation, we enter into forward purchase agreements and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to London Interbank Offered Rates (“LIBOR”). The last publication date of LIBOR rates against various currencies by the Financial Conduct Authority in the United Kingdom was December 31, 2021, with the publication of certain USD rates being phased out after June 30, 2023. We did not have a significant impact to our financial position from the phase out of LIBOR, nor do we expect a significant impact from the remaining phase out given our current mix of variable and fixed-rate debt. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For more information on our debt activity, see Note 9, Debt and Borrowing Arrangements.

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

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2022 and 2021, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2022 and December 31, 2021, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/22	Average	High	Low	At 12/31/22	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$196	$201	$232	$169
Foreign currency rates	$20	$23	$30	$20
Commodity prices	63	75	118	51
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/21	Average	High	Low	At 12/31/21	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$135	$104	$135	$79
Foreign currency rates	$11	$11	$13	$9
Commodity prices	52	41	61	24

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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mondelēz International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mondelēz International, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded Chipita Global S.A. (“Chipita”), Clif Bar & Company (“Clif Bar”), and Ricolino from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. We have also excluded Chipita, Clif Bar, and Ricolino from our audit of internal control over financial reporting. Chipita, Clif Bar, and Ricolino are wholly-owned subsidiaries whose total assets and total net revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 1.2% and 3.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Life Intangible Assets Annual Impairment Assessments for Certain Brand Names

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-life intangible asset balance was $18.4 billion as of December 31, 2022, which consists principally of brand names. At least annually management assesses indefinite-life intangible assets for impairment and if significant potential impairment risk exists for a specific asset, management quantitatively tests the asset for impairment by comparing its estimated fair value with its carrying value. Management estimates fair value using several accepted valuation methods, including relief from royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates to determine a brand name’s fair value.

The principal considerations for our determination that performing procedures relating to the indefinite-life intangible assets annual impairment assessments for certain brand names is a critical audit matter are (i) the significant judgment by management when developing the fair value of the indefinite-life intangible assets for certain brand names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of future sales, earnings growth rates, royalty rates, and discount rates for certain brand names; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the indefinite-life intangible assets impairment assessments, including controls over the annual valuation of certain brand names. These procedures also included, among others (i) testing management’s process for developing the fair value of the indefinite-life intangible assets for certain brand names; (ii) evaluating the appropriateness of the valuation methods; (iii) testing the completeness and accuracy of underlying data used in the valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of future sales, earnings growth rates, royalty rates, and discount rates. Evaluating management’s significant assumptions related to estimates of future sales and earnings growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the certain brand names; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation methods and (ii) the reasonableness of the royalty rate and discount rate significant assumptions.

Acquisition of Clif Bar - Valuation of the Clif Trade Name

As described in Note 2 to the consolidated financial statements, on August 1, 2022, the Company acquired Clif Bar for purchase price consideration of $2.6 billion. Of the acquired indefinite life intangible assets, management allocated $1.45 billion to trade names, which primarily relate to the Clif trade name. The fair value for the Clif trade name was determined using the relief from royalty method. Significant assumptions used by management in assessing the fair value include estimates of future sales, discount and royalty rates.

The principal considerations for our determination that performing procedures relating to the valuation of the Clif trade name acquired in the acquisition of Clif Bar is a critical audit matter are (i) the significant judgment by management when developing the fair value of the Clif trade name acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of future sales, discount and royalty rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statement. These procedures included testing the effectiveness of controls related to acquisition accounting, including controls over management’s valuation of the Clif trade name acquired and controls over the development of significant assumptions related to estimates of future sales, discount and royalty rates. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value of the Clif trade name acquired; (iii) testing the completeness and accuracy of the underlying data used in the relief from royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of future sales, discount and royalty rates. Evaluating management’s significant assumption related to estimates of future sales involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Clif Bar business; (ii) the consistency with external market and industry data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief from royalty method and (ii) the reasonableness of the discount and royalty rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 3, 2023

We have served as the Company’s auditor since 2001.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Years Ended December 31
(in millions of U.S. dollars, except per share data)

	2022	2021	2020
Net revenues	$31,496	$28,720	$26,581
Cost of sales	20,184	17,466	16,135
Gross profit	11,312	11,254	10,446
Selling, general and administrative expenses	7,384	6,263	6,098
Asset impairment and exit costs	262	212	301
Net gain on acquisition and divestitures	—	(8)	—
Amortization of intangible assets	132	134	194
Operating income	3,534	4,653	3,853
Benefit plan non-service income	(117)	(163)	(138)
Interest and other expense, net	423	447	608
Earnings before income taxes	3,228	4,369	3,383
Income tax provision	(865)	(1,190)	(1,224)
Gain/(loss) on equity method investment transactions	(22)	742	989
Equity method investment net earnings	385	393	421
Net earnings	2,726	4,314	3,569
Noncontrolling interest earnings	(9)	(14)	(14)
Net earnings attributable to Mondelēz International	$2,717	$4,300	$3,555
Per share data:
Basic earnings per share attributable to Mondelēz International	$1.97	$3.06	$2.48
Diluted earnings per share attributable to Mondelēz International	$1.96	$3.04	$2.47
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
For the Years Ended December 31
(in millions of U.S. dollars)

	2022	2021	2020
Net earnings	$2,726	$4,314	$3,569
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(725)	(458)	(322)
Pension and other benefit plans	274	495	(153)
Derivative cash flow hedges	114	13	52
Total other comprehensive earnings/(losses)	(337)	50	(423)
Comprehensive earnings	2,389	4,364	3,146
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(5)	(2)	27
Comprehensive earnings attributable to Mondelēz International	$2,394	$4,366	$3,119
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Balance Sheets, as of December 31
(in millions of U.S. dollars, except share data)

	2022	2021
ASSETS
Cash and cash equivalents	$1,923	$3,546
Trade receivables (net of allowances of $45 at December 31, 2022 and $37 at December 31, 2021)	3,088	2,337
Other receivables (net of allowances of $59 at December 31, 2022 and $49 at December 31, 2021)	819	851
Inventories, net	3,381	2,708
Other current assets	880	900
Total current assets	10,091	10,342
Property, plant and equipment, net	9,020	8,658
Operating lease right of use assets	660	613
Goodwill	23,450	21,978
Intangible assets, net	19,710	18,291
Prepaid pension assets	1,016	1,009
Deferred income taxes	473	541
Equity method investments	4,879	5,289
Other assets	1,862	371
TOTAL ASSETS	$71,161	$67,092
LIABILITIES
Short-term borrowings	$2,299	$216
Current portion of long-term debt	383	1,746
Accounts payable	7,562	6,730
Accrued marketing	2,370	2,097
Accrued employment costs	949	822
Other current liabilities	3,168	2,397
Total current liabilities	16,731	14,008
Long-term debt	20,251	17,550
Long-term operating lease liabilities	514	459
Deferred income taxes	3,437	3,444
Accrued pension costs	403	681
Accrued postretirement health care costs	217	301
Other liabilities	2,688	2,326
TOTAL LIABILITIES	44,241	38,769
Commitments and Contingencies (Note 14)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at December 31, 2022 and December 31, 2021)	—	—
Additional paid-in capital	32,143	32,097
Retained earnings	31,481	30,806
Accumulated other comprehensive losses	(10,947)	(10,624)
Treasury stock, at cost (630,646,687 shares at December 31, 2022 and 604,907,239 shares at December 31, 2021)	(25,794)	(24,010)
Total Mondelēz International Shareholders’ Equity	26,883	28,269
Noncontrolling interest	37	54
TOTAL EQUITY	26,920	28,323
TOTAL LIABILITIES AND EQUITY	$71,161	$67,092
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Balances at January 1, 2020	$—	$32,019	$26,615	$(10,254)	$(21,139)	$76	$27,317
Comprehensive earnings/(losses):
Net earnings	—	—	3,555	—	—	14	3,569
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(436)	—	13	(423)
Exercise of stock options and issuance of other stock awards	—	51	(59)	—	336	—	328
Common Stock repurchased	—	—	—	—	(1,401)	—	(1,401)
Cash dividends declared ($1.20 per share)	—	—	(1,718)	—	—	—	(1,718)
Dividends paid on noncontrolling interest and other activities	—	—	9	—	—	(27)	(18)
Balances at December 31, 2020	$—	$32,070	$28,402	$(10,690)	$(22,204)	$76	$27,654
Comprehensive earnings/(losses):
Net earnings	—	—	4,300	—	—	14	4,314
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	66	—	(16)	50
Exercise of stock options and issuance of other stock awards	—	27	(34)	—	290	—	283
Common Stock repurchased	—	—	—	—	(2,096)	—	(2,096)
Cash dividends declared ($1.33 per share)	—	—	(1,867)	—	—	—	(1,867)
Dividends paid on noncontrolling interest and other activities	—	—	5	—	—	(20)	(15)
Balances at December 31, 2021	$—	$32,097	$30,806	$(10,624)	$(24,010)	$54	$28,323
Comprehensive earnings/(losses):
Net earnings	—	—	2,717	—	—	9	2,726
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(323)	—	(14)	(337)
Exercise of stock options and issuance of other stock awards	—	46	(20)	—	216	—	242
Common Stock repurchased	—	—	—	—	(2,000)	—	(2,000)
Cash dividends declared ($1.47 per share)	—	—	(2,025)	—	—	—	(2,025)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(12)	(9)
Balances at December 31, 2022	$—	$32,143	$31,481	$(10,947)	$(25,794)	$37	$26,920
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions of U.S. dollars)

	2022	2021	2020
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,726	$4,314	$3,569
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,107	1,113	1,116
Stock-based compensation expense	120	121	126
Deferred income tax provision/(benefit)	(42)	205	(70)
Asset impairments and accelerated depreciation	233	128	136
Loss on early extinguishment of debt	38	110	185
Net gain on acquisition and divestitures	—	(8)	—
Loss/(gain) on equity method investment transactions	22	(742)	(989)
Equity method investment net earnings	(385)	(393)	(421)
Distributions from equity method investments	184	172	246
Mark-to-market and other non-cash items, net	426	(230)	243
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(719)	(197)	59
Inventories, net	(635)	(170)	(24)
Accounts payable	715	702	436
Other current assets	(286)	(169)	(207)
Other current liabilities	630	(502)	(208)
Change in pension and postretirement assets and liabilities, net	(226)	(313)	(233)
Net cash provided by operating activities	3,908	4,141	3,964
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(906)	(965)	(863)
Acquisitions, net of cash received	(5,286)	(833)	(1,136)
Proceeds from divestitures including equity method investments	601	1,539	2,489
Proceeds from derivative settlements and other	703	233	10
Net cash (used in)/provided by investing activities	(4,888)	(26)	500
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	—	—	677
Repayments of commercial paper, maturities greater than 90 days	—	—	(1,174)
Net issuances/(repayments) of short-term borrowings	1,914	194	(2,116)
Long-term debt proceeds	4,490	5,921	7,213
Long-term debt repayments	(3,032)	(6,247)	(3,878)
Repurchases of Common Stock	(2,017)	(2,110)	(1,390)
Dividends paid	(1,985)	(1,826)	(1,678)
Other	174	(1)	131
Net cash used in financing activities	(456)	(4,069)	(2,215)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(169)	(143)	73
Cash, cash equivalents and restricted cash:
(Decrease)/increase	(1,605)	(97)	2,322
Balance at beginning of period	3,553	3,650	1,328
Balance at end of period	$1,948	$3,553	$3,650
Cash paid:
Interest	$551	$426	$413
Income taxes	$1,103	$1,556	$1,264
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

Use of Estimates:
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and assumptions that affect a number of amounts in our consolidated financial statements. Significant estimates include, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, restructuring program liabilities, contingent consideration, marketing program accruals, insurance and self-insurance reserves, pension and benefit plan assumptions and income taxes. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the global economic environment, our estimates could be significantly different than future performance. If actual amounts differ from estimates, we include the updates in our consolidated results of operations in the period the actual amounts become known.

War in Ukraine
In February 2022, Russia began a military invasion of Ukraine and we closed our operations and facilities in Ukraine. In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. During the first quarter of 2022, we evaluated and impaired these and other related assets. We recorded $143 million of total expenses ($145 million after-tax) incurred as a direct result of the war, including $75 million recorded in asset impairment and exit costs, $44 million in cost of sales and $24 million in selling, general and administrative expenses. We recorded $75 million of property, plant and equipment impairments, $33 million of estimated inventory write-offs, $19 million of increased estimated allowances for trade receivables and $16 million in accrued expenses. During the remainder of 2022, we reversed approximately $22 million of previously recorded charges primarily as a result of higher than expected collection of trade receivables and inventory recoveries. We continue to consolidate both our Ukrainian and Russian subsidiaries and continue to evaluate our ability to control our operating activities and businesses on an ongoing basis. In connection with these findings and impacts, we have made estimates and assumptions based on information available to us. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the ongoing effects of the war in Ukraine, and its impact on the global economic environment, our estimates could be significantly different than future performance.

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

Highly inflationary accounting is triggered when a country’s three-year cumulative inflation rate exceeds 100%. It requires the remeasurement of financial statements of subsidiaries in the country, from the functional currency of the subsidiary to our U.S. dollar reporting currency, with currency remeasurement gains or losses recorded in earnings. At this time, within our consolidated entities, Argentina and Türkiye are accounted for as highly inflationary economies. Argentina and Türkiye represent 1.6% and 0.7% of our consolidated net revenues, with remeasurement losses of $39 million and $1 million in 2022, respectively.

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also had restricted cash within other current assets of $25 million as of December 31, 2022 and $7 million as of December 31, 2021. Total cash, cash equivalents and restricted cash was $1,948 million as of December 31, 2022 and $3,553 million as of December 31, 2021.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2021	$(42)	$(42)	$(12)
Current period provision for expected credit losses	(3)	(13)	—
Write-offs charged against the allowance	5	3	2
Currency	3	3	—
Balance at December 31, 2021	$(37)	$(49)	$(10)
Current period provision for expected credit losses	(13)	(14)	(3)
Write-offs charged against the allowance	2	3	—
Currency	3	1	(1)
Balance at December 31, 2022	$(45)	$(59)	$(14)

Transfers of Financial Assets:
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have nonrecourse factoring arrangements in which we sell eligible trade receivables primarily to banks in exchange for cash. We may continue to collect the receivables sold, acting solely as a collecting agent on behalf of the banks. The outstanding principal amount of receivables under these arrangements amounted to $516 million as of December 31, 2022, $761 million as of December 31, 2021 and $760 million as of December 31, 2020. The incremental costs of factoring receivables under these arrangements were not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statements of cash flows.

Inventories:
We record our inventory using the average cost method and record inventory reserves for excess and obsolete inventory.

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

We review long-lived assets, including definite-life intangible assets, for realizability on an ongoing basis. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. We amortize definite-life intangible assets over their estimated useful lives and evaluate them for impairment as we do other long-lived assets. We review for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, we perform undiscounted operating cash flow analyses for asset and liability groups at the lowest level for which cash flows are separately identifiable to determine if an impairment exists. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal.

Leases:
We determine whether a contract is or contains a lease at contract inception. For short-term operating leases with terms of 12 months or less, we do not recognize right-of-use (“ROU”) assets and lease liabilities. ROU assets are recognized at commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives received and initial direct costs incurred. Lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. The non-recurring fair value measurement is classified as Level 3 as no fair value inputs are observable. As the implicit interest rate in the lease is not readily determinable, we use our country-specific incremental borrowing rate to discount the lease liabilities.

Our leases may include options to extend or terminate the lease, which are included in the lease term when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Many of our leases contain non-lease components (e.g. product costs, common-area or other maintenance costs) that relate to the lease components of the agreement. We account for lease and non-lease components as a single lease component.

Amortization of ROU lease assets is calculated over the lease term with the expense recorded in cost of sales or selling, general and administrative expenses depending on the nature of the leased item. Interest expense is recorded over the lease term and is recorded in interest expense (based on a front-loaded interest expense pattern) for finance leases and is recorded in cost of sales or selling, general and administrative expenses for operating leases. Variable lease payments, which are primarily comprised of product costs, insurance and tax payments based on usage or output, are recognized when the expense is incurred. Finance lease ROU assets are presented in property, plant and equipment and the related finance lease liabilities are presented in the current portion of long-term debt and long-term debt.

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

Annually, we assess indefinite-life intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these intangible assets. If significant potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. During our annual testing, we use several accepted valuation methods, including Relief from Royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand’s global fair value. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value.

Held for Sale:
Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified into assets and liabilities held for sale on our consolidated balance sheets. The reclassification occurs when all the held for sale criteria have been met, including when management having the requisite authority have committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value.

Business Combinations:
The assets acquired and liabilities assumed upon the acquisition or consolidation of a business are recorded at fair value, with the residual of the purchase price allocated to goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to assets acquired and liabilities assumed with the corresponding offset to goodwill. The results of operations of an acquired business are included in our operating results from the date of acquisition.

Further, certain of our acquisitions may include earn-out provisions or other forms of contingent consideration. As of the acquisition date, we record contingent consideration, as applicable, at the estimated fair value of expected future payments associated with the earn-out. Any changes to the recorded fair value of contingent consideration will be recognized as expenses or earnings in the period in which they occur.

Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

Equity Method Investments:
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

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, we do not capitalize contract inception costs and we capitalize product fulfillment costs. Deferred revenues are not material and primarily include customer advance payments typically collected a few days before product delivery, at which time deferred revenues are reclassified and recorded as net revenues. We generally do not receive non-cash consideration for the sale of goods nor do we grant payment financing terms greater than one year.

Marketing, Advertising and Research and Development:
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. For interim reporting purposes, advertising, consumer promotion and marketing research expenses are charged to operations as a percentage of volume, based on estimated sales volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $1,670 million in 2022, $1,564 million in 2021 and $1,376 million in 2020. We expense product research and development costs as incurred. Research and development expense was $346 million in 2022, $347 million in 2021 and $332 million in 2020. We record marketing and advertising as well as research and development expenses within selling, general and administrative expenses.

Stock-based Compensation:
We maintain a share-based compensation plan, which authorizes the granting of various equity-based incentives, including stock options (including stock appreciation rights), deferred stock units (DSUs) and performance share units (PSUs). Stock compensation expense is amortized to expense over the vesting period, generally three years.

Stock options are granted with an exercise price equal to the closing market price of our Common Stock on the grant date. Substantially all of the options become exercisable in three annual installments beginning a year from the grant date and generally expire 10 years from the grant date. We use the Black-Scholes Model to measure the fair value of stock options granted to employees. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is based on the implied and historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

DSUs are typically granted to selected management employees on an annual basis and vest over three years. Dividend equivalents are paid during the vesting period. The fair value of our DSUs and other stock-based awards is measured at the market price of our Common Stock on the grant date.

PSUs vest based on varying performance, market and service conditions. Dividend equivalents accumulated over the vesting period are paid after vesting. The grant date fair value of PSUs is determined based on the Monte Carlo simulation model for the market-based component and the market price of our Common Stock on the grant date for performance-based components. The final award may equal 0-200 percent of the target grant, based on the achievement of the performance and market-based components.

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

When we use derivatives, we are exposed to credit and market risks. We reduce our credit risk by entering into transactions with counterparties with high quality, investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of one year or longer are governed by an International Swaps and Derivatives Association master agreement. We manage derivative market risk by limiting the types of derivative instruments, derivative strategies we use, and the degree of market risk that we plan to hedge through the use of derivative instruments.

We record derivative financial instruments on a gross basis in our consolidated balance sheets. The fair value of our instruments are recorded within other current assets, other assets, other current liabilities, and other liabilities in our consolidated balance sheets.

Mark-to-market gains or losses related to our economic hedges are classified in the consolidated statements of cash flows in other non-cash items, net, within operating activities. Cash flows related to the settlement of derivative instruments designated as hedges of net investments in non-U.S. operations are classified in the consolidated statements of cash flows within investing activities. Cash flows related to derivative instruments that are designated or settled economic hedges are classified in the same line item as the cash flows of the related hedged item. Cash flows related to the settlement of all other free-standing derivative instruments are classified within investing activities.

Commodity derivatives. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity forward, futures and option contracts. Commodity forward contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases exception. We sell commodity futures to hedge future purchase commitments. We occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Any mark-to-market gains or losses are recorded in earnings (see Note 10, Financial Instruments, for additional information).

Currency exchange derivatives. We enter into currency exchange forward contracts, futures, options and swaps.to mitigate our exposure to changes in exchange rates from third-party and intercompany current and forecasted transactions. Any mark-to-market gains or losses are recorded in earnings (see Note 10, Financial Instruments, for additional information).

Interest rate cash flow hedges. We manage interest rate volatility by modifying the pricing or maturity characteristics of certain liabilities so that the net impact on expense is not, on a material basis, adversely affected by movements in interest rates. We use derivative instruments, including interest rate swaps that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. We use cross-currency interest rate swaps to hedge interest payments on newly issued debt denominated in a different currency than the functional currency of the borrowing entity. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment. Changes in the fair value of derivatives that are designated as a cash flow hedge, to the extent the hedge is effective, are recorded in accumulated other comprehensive earnings/(losses), net of deferred taxes, and reclassified to earnings when the hedged item affects earnings (see Note 10, Financial Instruments, for additional information).

Hedges of net investments in non-U.S. operations. We have numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. We use local currency denominated debt to hedge our non-U.S. net investments against adverse movements in exchange rates. We may designate non-U.S. dollar-denominated borrowings in the U.S. as a net investment hedge of a portion of our overall non-U.S. operations. The gains and losses on our net investment in these designated non-U.S. operations are economically offset by losses and gains designated dollar-denominated borrowings. The revaluation of designated borrowings, net of deferred taxes, is recorded within currency translation adjustment in accumulated other comprehensive earnings/(losses) (see Note 10, Financial Instruments, for additional information).

We use derivatives instruments to hedge certain investments in our non-U.S. operations against movements in exchange rates. These instruments may include cross-currency interest rate swaps, forwards and options. The after-tax gain/(loss) on these net investment hedge contracts, net of deferred taxes, is recorded within cumulative translation adjustment in accumulated other comprehensive earnings/(losses) (see Note 10, Financial Instruments, for additional information).

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

In March 2020 and subsequently in January 2021 and December 2022, the FASB issued ASUs to provide optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as LIBOR, to alternative reference rates, if certain criteria are met. The new accounting requirements can be applied as of the beginning of the interim period including March 12, 2020, or any date thereafter, through December 31, 2024. We adopted this standard in the fourth quarter of 2022 and it did not have a material impact on our consolidated financial statements.

In September 2022, the FASB issued an ASU which enhances the transparency of supplier finance programs by requiring additional disclosure about the key terms of these programs and a roll-forward of the related obligations to understand the effects of these programs on working capital, liquidity and cash flows. The ASU is effective for fiscal years beginning after December 15, 2022, except for the roll-forward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related disclosures.

Note 2. Acquisitions and Divestitures

Acquisitions

Ricolino
On November 1, 2022, we acquired 100% of the equity of Grupo Bimbo's confectionery business, Ricolino, located primarily in Mexico. The acquisition of Ricolino builds on our continued prioritization of fast-growing snacking segments in key geographies. The cash consideration paid for Ricolino totaled 26 billion Mexican pesos ($1.3 billion), net of cash received.

We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$22
Receivables	86
Inventory	70
Other current assets	3
Property, plant and equipment	144
Operating leases right of use assets	17
Definite life intangible assets	218
Indefinite life intangible assets	339
Goodwill	714
Assets acquired	$1,613
Current liabilities	177
Deferred tax liability	77
Operating lease liabilities	17
Other liabilities	12
Total purchase price	$1,330
Less: cash received	(22)
Net Cash Paid	$1,308

Within indefinite-life intangible assets, we allocated $339 million to trade names. The fair value for the Ricolino, Dulces Vero, LaCorona and Coronado trade names were determined using the Relief from Royalty method, a form of the income approach, at the acquisition date. The fair value measurement of indefinite-life intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include estimates of future sales, discount and royalty rates.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across both new and legacy product categories in Mexico. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Latin American operating segment.

Ricolino added incremental net revenues of $105 million and operating income of $1 million in 2022. In 2022, we recorded several items within acquisition-related costs that resulted in income of $64 million as realized gains related to hedging contracts associated with acquisition funds more than offset other acquisition transaction costs. We incurred acquisition integration costs of $11 million and an inventory step-up charge of $5 million in 2022.

Clif Bar
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

We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$99
Receivables	76
Inventory	124
Other current assets	9
Property, plant and equipment	186
Operating leases right of use assets	22
Deferred tax assets	92
Definite life intangible assets	200
Indefinite life intangible assets	1,450
Goodwill	1,020
Other assets	11
Assets acquired	$3,289
Current liabilities	159
Contingent consideration	440
Other liabilities	15
Total purchase price	$2,675
Less: cash received	(99)
Net Cash Paid	$2,576

Within indefinite-life intangible assets, we allocated $1,450 million to trade names. The fair value for the Clif and Luna trade names were determined using the Relief from Royalty method, a form of the income approach, at the acquisition date. The fair value measurement of indefinite-life intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include estimates of future sales, discount and royalty rates. We expect to generate a meaningful cash tax benefit over time from the amortization of acquisition-related intangibles.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across the U.S. and other key markets. All of the goodwill was assigned to the North America operating segment. Tax deductible goodwill is estimated to be $1.4 billion and will be amortized.

Clif Bar added incremental net revenues of $361 million and operating income of $13 million in 2022. We incurred an inventory step-up charge of $20 million and acquisition integration costs of $30 million in 2022. These acquisition integration costs include an increase to the contingent consideration liability due to changes to underlying assumptions. Refer to Note 10, Financial Instruments for additional information. We also incurred acquisition-related costs of $296 million in 2022. These acquisition-related costs are primarily related to the buyout of the non-vested ESOP shares.

Chipita
On January 3, 2022, we acquired 100% of the equity of Chipita Global S.A. (“Chipita”), a leading croissants and baked snacks company in the Central and Eastern European markets. The acquisition of Chipita offers a strategic complement to our existing portfolio and advances our strategy to become the global leader in broader snacking. The cash consideration paid for Chipita totaled €1.2 billion ($1.4 billion), net of cash received, plus the assumption of Chipita’s debt of €0.5 billion ($0.4 billion) for a total purchase price of €1.7 billion ($1.8 billion).

We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$52
Receivables	102
Inventory	60
Other current assets	3
Property, plant and equipment	379
Finance leases right of use assets	8
Definite life intangible assets	48
Indefinite life intangible assets	686
Goodwill	795
Other assets	77
Assets acquired	$2,210
Current liabilities	133
Deferred tax liability	158
Finance lease liabilities	8
Other liabilities	21
Total purchase price	$1,890
Less: long-term debt	(436)
Less: cash received	(52)
Net Cash Paid	$1,402

Within indefinite-life intangible assets, we allocated $686 million to trade name. The fair value for the 7 Days trade name, which is the primary asset acquired, was determined using the multi-period excess earnings method under the income approach at the acquisition date. The fair value measurements of indefinite-life intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include forecasted future cash flows and discount rates.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Europe operating segment.

Chipita added incremental net revenues of $651 million and operating income of $36 million in 2022. We incurred acquisition-related costs of $22 million in 2022 and $6 million in 2021. We incurred acquisition integration costs of $90 million in 2022 and $17 million in 2021.

Other Acquisitions
On April 1, 2021, we acquired Gourmet Food, a leading Australian food company in the premium biscuit and cracker category, for closing cash consideration of approximately $450 million Australian dollars ($343 million), net of cash received. We have recorded a purchase price allocation of $41 million to indefinite-lived intangible assets, $80 million to definite-lived intangible assets, $164 million to goodwill, $19 million to property, plant and equipment, $18 million to inventory, $25 million to accounts receivable, $12 million to other assets, $5 million to operating right of use assets, $3 million to other current assets, $19 million to current liabilities and $5 million to long-term operating lease liabilities. In 2022, through the one-year anniversary of the acquisition, Gourmet Food added incremental net revenues of $14 million, and operating income of $1 million. We incurred acquisition integration costs of $1 million in 2022. We incurred acquisition-related costs of $7 million in 2021.

On March 25, 2021, we acquired a majority interest in Lion/Gemstone Topco Ltd (“Grenade”), a performance nutrition leader in the United Kingdom, for closing cash consideration of £188 million ($261 million), net of cash received. The acquisition of Grenade expands our position into the premium nutrition market. We have recorded a purchase price allocation of $82 million to indefinite-lived intangible assets, $28 million to definite-lived intangible assets, $181 million to goodwill, $1 million to property, plant and equipment, $11 million to inventory, $18 million to accounts receivable, $25 million to current liabilities, $20 million to deferred tax liabilities and $15 million to long-term other liabilities. In 2022, through the one-year anniversary of the acquisition, Grenade added incremental net revenues of $21 million, and operating income of $2 million. We incurred acquisition-related costs of $2 million in 2021.

On January 4, 2021, we acquired the remaining 93% of equity of Hu Master Holdings (“Hu”), a category leader in premium chocolate in the United States, which provides a strategic complement to our snacking portfolio in North America through growth opportunities in chocolate and other offerings in the well-being category. The initial cash consideration paid was $229 million, net of cash received, and we may be required to pay additional contingent consideration. The estimated fair value of the contingent consideration obligation at the acquisition date was $132 million and was determined using a Monte Carlo simulation based on forecasted future results. During 2021, based on latest estimates, we recorded a $70 million reduction to the liability as recent economic and market conditions related to COVID-19 and supply chain challenges in the U.S. impacted the pace of growth. During 2022, we recorded an additional $7 million reduction to the liability due to further changes to forecasted future results. Refer to Note 10, Financial Instruments for additional information. As a result of acquiring the remaining equity interest, we consolidated the operations prospectively from the date of acquisition and recorded a pre-tax gain of $9 million ($7 million after-tax) related to stepping up our previously-held $8 million (7%) investment to fair value. We have recorded a purchase price allocation of $123 million to indefinite-lived intangible assets, $51 million to definite-lived intangible assets, $202 million to goodwill, $1 million to property, plant and equipment, $2 million to inventory, $4 million to accounts receivable, $5 million to current liabilities and $132 million to long-term other liabilities. We incurred acquisition-related costs of $9 million in 2021.

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

Within definite-life intangible assets, we allocated $416 million to customer relationships which have an estimated useful life of 17 years. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the North America operating segment.

The fair value for customer relationships at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. Through the one-year anniversary of the acquisition, Give & Go added incremental net revenues of $106 million and operating income of $6 million during 2021. We incurred acquisition integration costs of $26 million in 2022. These acquisition integration costs are primarily related to an increase to the contingent consideration liability due to changes to forecasted future results. Refer to Note 10, Financial Instruments for additional information. We incurred acquisition integration costs of $6 million in 2021.

Divestitures

Developed Market Gum - Held for Sale
On December 16, 2022, Mondelēz entered into an agreement to sell its developed market gum business in North America and Europe for $1.4 billion. It is expected to close in Q4 2023, subject to relevant antitrust approvals and closing conditions. In connection with these agreements, we have concluded that the disposal group has met the held for sale criteria as of December 31, 2022. The disposal group was included as part of the North America and Europe operating segments.

Total assets and liabilities held for sale as of December 31, 2022 on the consolidated balance sheets are comprised of the following:

(in millions)
Inventories, net	$79
Current assets held for sale (1)	$79
Property, plant and equipment, net	159
Goodwill	292
Intangible assets, net	671
Noncurrent assets held for sale (2)	$1,122

Accrued employment costs	4
Current liabilities held for sale (3)	$4
Deferred income taxes	15
Noncurrent liabilities held for sale (4)	$15
(1)Reported in Other current assets on the consolidated balance sheets.
(2)Reported in Other assets on the consolidated balance sheets.
(3)Reported in Other current liabilities on the consolidated balance sheets.
(4)Reported in Other liabilities on the consolidated balance sheets.

MaxFoods
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
Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Raw materials	$1,031	$770
Finished product	2,501	2,054
	3,532	2,824
Inventory reserves	(151)	(116)
Inventories, net	$3,381	$2,708

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Land and land improvements	$378	$379
Buildings and building improvements	3,250	3,139
Machinery and equipment	11,724	11,842
Construction in progress	879	732
	16,231	16,092
Accumulated depreciation	(7,211)	(7,434)
Property, plant and equipment, net	$9,020	$8,658

Capital expenditures as presented on the statement of cash flow were approximately $0.9 billion, $1.0 billion and $0.9 billion for the years ending December 31, 2022, 2021 and 2020 and excluded $324 million, $249 million and $275 million for accrued capital expenditures not yet paid.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal within asset impairment and exit costs on the consolidated statements of earnings and within the segment results as follows (refer to Note 8, Restructuring Program):

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Latin America	$(3)	$1	$(12)
AMEA	3	(15)	(7)
Europe	4	7	5
North America	(1)	65	1
Corporate	—	—	—
Total	$3	$58	$(13)

Note 5. Leases

We have operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. Our leases have remaining lease terms of 1 to 17 years, some of which include options to extend the leases for up to 6 years.

The components of lease costs were as follows:

	For the Years Ended December 31,
	2022	2021
	(in millions)
Operating lease cost	$213	$228

Finance lease cost:
Amortization of right-of-use assets	95	89
Interest on lease liabilities	8	7

Short-term lease cost	11	29
Variable lease cost	602	506

Sublease income	(4)	(6)

Total lease cost	$925	$853

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(212)	$(229)
Operating cash flows from finance leases	(8)	(8)
Financing cash flows from finance leases	(95)	(88)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$220	$186
Finance leases	148	76

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2022	2021
	(in millions)
Operating Leases:
Operating lease right-of-use assets, net of amortization	$660	$613

Other current liabilities	$166	$174
Long-term operating lease liabilities	514	459
Total operating lease liabilities	$680	$633

Finance Leases:
Finance leases, net of amortization (within property, plant and equipment)	$287	$233

Current portion of long-term debt	$95	$82
Long-term debt	198	157
Total finance lease liabilities	$293	$239

Weighted Average Remaining Lease Term
Operating leases	7.0 years	6.6 years
Finance leases	4.1 years	3.9 years

Weighted Average Discount Rate
Operating leases	4.2%	3.3%
Finance leases	4.0%	2.9%

Maturities of lease liabilities were as follows:

	As of December 31, 2022
	Operating Leases	Finance Leases
	(in millions)
Year Ending December 31:
2023	$195	$105
2024	142	85
2025	105	61
2026	70	38
2027	52	14
Thereafter	244	18
Total future undiscounted lease payments	$808	$321
Less imputed interest	(128)	(28)
Total reported lease liability	$680	$293

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

Note 6. Goodwill and Intangible Assets

Goodwill by operating segment was:

	As of December 31,
	2022	2021
	(in millions)
Latin America	$1,421	$674
AMEA	3,132	3,365
Europe	8,009	7,830
North America	10,888	10,109
Goodwill	$23,450	$21,978

Intangible assets consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Indefinite-life intangible assets	$18,413	$17,299
Definite-life intangible assets	3,354	2,991
	21,767	20,290
Accumulated amortization	(2,057)	(1,999)
Intangible assets, net	$19,710	$18,291

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $132 million in 2022, $134 million in 2021 and $194 million in 2020. For the next five years, we estimate annual amortization expense of approximately $150 million in 2023-2025, approximately $95 million in 2026 and approximately $90 million in 2027 (reflecting December 31, 2022 exchange rates).

Changes in goodwill and intangible assets consisted of:

	2022		2021
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1	$21,978	$20,290	$21,895	$20,399
Changes due to:
Currency	(757)	(692)	(464)	(465)
Acquisitions	2,529	2,941	547	405
Held for Sale	(292)	(671)	—	—
Divestitures	(8)	—	—	(17)
Asset impairments	—	(101)	—	(32)
Balance at December 31	$23,450	$21,767	$21,978	$20,290

Changes to goodwill and intangibles were:
•Acquisitions – In connection with our 2022 acquisitions, we recorded $1.0 billion to goodwill and $1.7 billion to intangible assets for Clif Bar, $795 million to goodwill and $734 million to intangible assets for Chipita, and $714 million to goodwill and $557 million to intangible assets for Ricolino as part of purchase accounting. In connection with our 2021 acquisitions of Gourmet Food, Grenade and the remaining interest in Hu, we recorded $547 million of goodwill and $405 million of intangible assets as part of purchase accounting. See Note 2, Acquisitions and Divestitures, for additional information.
•Held for Sale - During the fourth quarter of 2022, we agreed to sell our gum business in North America and Europe. As a result, we reclassified $292 million of goodwill and $671 million of intangible assets to held for sale. See Note 2, Acquisitions and Divestitures, for additional information.
•Divestitures – During 2022 and 2021, we made divestitures in Latin America and AMEA which were not material.
•Asset impairments – As further discussed below, we recorded $101 million of intangible asset impairments in 2022 and $32 million in 2021.

In 2022, 2021 and 2020, there were no goodwill impairments and each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

In 2022, we recorded $101 million of intangible asset impairment charges related to two biscuit brands in AMEA. We also identified eight brands with $1.5 billion of aggregate book value as of December 31, 2022 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to not be impaired, but if the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2021, we recorded a $32 million of intangible asset impairment charge related to one biscuit brand in North America.

Note 7. Equity Method Investments

Our equity method investments include, but are not limited to, our ownership interests in JDE Peet’s (Euronext Amsterdam: “JDEP”), Keurig Dr Pepper Inc. (Nasdaq: “KDP”), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of December 31, 2022, we owned 19.7%, 5.3%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $4.9 billion as of December 31, 2022 and $5.3 billion as of December 31, 2021. We recorded equity earnings and cash dividends of $385 million and $184 million in 2022, equity earnings and cash dividends of $393 million and $172 million in 2021 and equity earnings and cash dividends of $421 million and $246 million in 2020.

Based on the quoted closing prices as of December 31, 2022, the combined fair value of our publicly-traded investments in JDEP and KDP was $5.5 billion, and for each investment, there was no other than temporary impairment identified.

JDE Peet’s Transactions:
In 2022, we sold approximately 18.6 million of our JDE Peet’s shares back to JDE Peet’s, which reduced our ownership interest by approximately 3% to 19.8% of the total outstanding shares. We received €500 million ($529 million) of proceeds and recorded a loss of €8 million ($8 million) on this sale during the second quarter of 2022.

In 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDE Peet’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDE Peet's shares, this would represent approximately 8.5 million shares or approximately 9% of our equity interest in JDE Peet's. Refer to Note 10, Financial Instruments, for further details on this transaction.

In 2020, JDE Peet’s B.V. (renamed JDE Peet’s N.V. immediately prior to Settlement (as defined below), “JDE Peet’s”) consummated the offering, listing and trading of its ordinary shares on Euronext Amsterdam, a regulated market operated by Euronext Amsterdam N.V. In connection with this transaction, JDE Peet’s and the selling shareholders, including us, agreed to sell at a price of €31.50 per ordinary share a total of approximately 82.1 million ordinary shares, including ordinary shares subject to an over-allotment option. The ordinary shares were listed and first traded on May 29, 2020, and payment for, and delivery of, the ordinary shares sold in the offering (excluding ordinary shares subject to the over-allotment option) took place on June 2, 2020 (“Settlement”).

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

As we continue to have significant influence, we continue to account for our investment in JDE Peet’s under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. We continue to have board representation with two directors on the JDE Peet's Board of Directors and have retained certain additional governance rights.

Keurig Dr Pepper Transactions:
In 2021, we sold approximately 42.7 million shares of KDP, which reduced our ownership interest by 3.0% to 5.3% of the total outstanding shares. We received $1,497 million of proceeds and recorded a pre-tax gain of $768 million (or $581 million after-tax) during 2021.

In 2020, we sold approximately 73.4 million shares, which reduced our ownership interest by 5.2% to 8.4% of the total outstanding shares. We received $2,094 million of proceeds and recorded a pre-tax gain of $865 million (or $662 million after-tax) during 2020.

As we continue to have significant influence, we continue to account for our investment in KDP under the equity method, resulting in recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. We continue to have board representation with one director on the KDP Board of Directors and have retained certain additional governance rights.

Summary Financial Information for Equity Method Investments:
Summarized financial information related to our equity method investments is reflected below.

	As of December 31,
	2022	2021
	(in millions)
Current assets	$8,740	$6,313
Noncurrent assets	71,375	71,949
Total assets	$80,115	$78,262
Current liabilities	$12,711	$11,105
Noncurrent liabilities	26,671	27,204
Total liabilities	$39,382	$38,309
Equity attributable to shareowners of investees	$40,596	$39,798
Equity attributable to noncontrolling interests	137	155
Total net equity of investees	$40,733	$39,953
Mondelēz International ownership interests	5-50%	5-50%
Equity method investments (1)	$4,879	$5,289

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Net revenues	$23,518	$22,149	$20,112
Gross profit	10,738	10,804	9,856
Income from continuing operations	2,984	2,614	2,078
Net income	2,984	2,614	2,078
Net income attributable to investees	$2,990	$2,618	$2,070
Mondelēz International ownership interests	5-50%	5-50%	8-50%
Equity method investment net earnings	$385	$393	$421

(1)Includes a basis difference of approximately $419 million as of December 31, 2022 and $475 million as of December 31, 2021 between the U.S. GAAP accounting basis for our equity method investments and the U.S. GAAP accounting basis of our investees’ equity.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $5.1 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2023.

Restructuring Costs:
The Simplify to Grow Program liability activity for the years ended December 31, 2022 and 2021 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability Balance, January 1, 2021	$304	$—	$304
Charges (2)	86	68	154
Cash spent (3)	(160)	—	(160)
Non-cash settlements/adjustments (4)	(5)	(68)	(73)
Currency	(14)	—	(14)
Liability Balance, December 31, 2021	$211	$—	$211
Charges (2)	31	5	36
Cash spent (3)	(69)		(69)
Non-cash settlements/adjustments (4)	(3)	(5)	(8)
Currency	(6)		(6)
Liability balance, December 31, 2022 (5)	$164	$—	$164

(1)Includes gains as a result of assets sold which are included in the restructuring program.
(2)We recorded restructuring charges of $36 million in 2022, $154 million in 2021 and $156 million in 2020 within asset impairment and exit costs and benefit plan non-service income.

(3)We spent $69 million in 2022 and $160 million in 2021 in cash severance and related costs.
(4)In 2022, we recognized non-cash asset write-downs (including accelerated depreciation and other non-cash adjustments, including any gains on sale of assets, primarily real estate, included in the restructuring program totaling $8 million. In 2021, we recognized non-cash asset write-downs (including accelerated depreciation and asset impairments), non-cash pension settlement losses and other non-cash adjustments, partially offset by gains on sale of assets, primarily real estate, included in the restructuring program totaling $73 million.
(5)At December 31, 2022, $126 million of our net restructuring liability was recorded within other current liabilities and $38 million was recorded within other long-term liabilities.

Implementation Costs:
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $87 million in 2022, $167 million in 2021 and $207 million in 2020. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:
During 2022, 2021 and 2020, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Year Ended December 31, 2022
Restructuring Costs	$(6)	$13	$16	$12	$1	$36
Implementation Costs	7	6	25	37	12	87
Total	$1	$19	$41	$49	$13	$123
For the Year Ended December 31, 2021
Restructuring Costs	$7	$(17)	$4	$153	$7	$154
Implementation Costs	9	10	33	97	18	167
Total	$16	$(7)	$37	$250	$25	$321
For the Year Ended December 31, 2020
Restructuring Costs	$30	$23	$67	$23	$13	$156
Implementation Costs	18	23	63	72	31	207
Total	$48	$46	$130	$95	$44	$363
Total Project (Inception to Date)
Restructuring Costs	$548	$554	$1,163	$657	$150	$3,072
Implementation Costs	303	245	569	590	368	2,075
Total	$851	$799	$1,732	$1,247	$518	$5,147

Note 9. Debt and Borrowing Arrangements
Short-Term Borrowings:
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2022		2021
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$2,209	4.7%	$192	0.2%
Bank loans	90	9.1%	24	8.6%
Total short-term borrowings	$2,299		$216

Our uncommitted credit lines and committed credit lines available as of December 31, 2022 and December 31, 2021 include:

	As of December 31,
	2022		2021
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,335	$90	$1,367	$24
Credit facility expiry (1) (2):
February 23, 2022	—	—	2,500	—
February 22, 2023	2,500	—	—	—
March 11, 2023 (3)	2,000	—	—	—
February 27, 2024	—	—	4,500	—
July 29, 2025 (4)	2,000	2,000	—	—
February 23, 2027	4,500	—	—	—

(1)We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At December 31, 2022, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $37.8 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(2)Capitalizable financing costs are classified in long-term other assets and were immaterial for all periods presented.
(3)On July 11, 2022, we entered into a supplemental term loan credit facility that can be utilized for general corporate purposes, including acquisitions. Under this agreement we may draw up to a total of $2.0 billion in term loans from the facility. The maturity dates of any loans drawn under this facility will be eighteen months after the funding date of the applicable loan(s).
(4)On March 31, 2022, we entered into a supplemental term loan credit facility that can be utilized for general corporate purposes, including acquisitions. Under this agreement we may draw up to a total of $2.0 billion in term loans from the facility. On July 29, 2022, we drew down $2.0 billion in term loans, due July 29, 2025, bearing interest at a variable annual rate based on SOFR plus an applicable margin.

Long-Term Debt:
Our long-term debt consisted of (interest rates are as of December 31, 2022):

	As of December 31,
	2022 (1)	2021
	(in millions)
U.S. dollar notes and term loans, 0.750% to 7.000% (weighted-average effective rate 2.998%), due through 2050	$11,275	$9,280
Euro notes, 0.000% to 2.375% (weighted-average effective rate 0.712%), due through 2041	7,666	8,134
Pound sterling notes, 3.875% to 4.500% (weighted-average effective rate 4.151%), due through 2045	316	354
Swiss franc notes, 0.615% to 1.125% (weighted-average effective rate 1.011%), due through 2025	638	811
Canadian dollar notes, 3.250% (effective rate 3.377%), due through 2025	442	473
Finance leases and other	297	244
Total	20,634	19,296
Less current portion of long-term debt	(383)	(1,746)
Long-term debt	$20,251	$17,550
(1) Amounts are shown net of unamortized premiums, discounts and bank fees of $(149) million and imputed interest on finance leases of $(28) million, were (in millions):

Over the next five years, aggregate principal maturities, including finance leases, of our term loans and long-term debt were (in millions):

2023	2024	2025	2026	2027	Thereafter	Total
$393	$2,041	$3,970	$1,149	$1,567	$11,691	$20,811

Tenders Offers:
During 2022, we completed a tender offer in cash and redeemed $987 million of long term U.S. dollar-denominated notes for the following amounts (in millions):

Interest Rate	Tender Date	Maturity Date	Amount Repurchased
3.625%	March 2022	February 2026	$130
4.125%	March 2022	May 2028	$211
2.750%	March 2022	April 2030	$500
6.500%	March 2022	November 2031	$17
7.000%	March 2022	August 2037	$10
6.875%	March 2022	February 2038	$21
6.875%	March 2022	January 2039	$8
6.500%	March 2022	February 2040	$36
4.625%	March 2022	May 2048	$54

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

Debt Redemptions:
During 2022, we completed an early redemption of U.S. dollar denominated notes for the following amounts (in millions):

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

Debt Repayments:
During 2022, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.125%	September 2022 (1)	$500	$500
0.650%	July 2022	Fr.150	$156
Various	Various (2)	€381	$431

(1)Repaid by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelēz International, Inc.
(2)On January 3, 2022, we closed on our acquisition of Chipita and assumed and entirely paid down €0.4 billion ($0.4 billion) of Chipita's debt during the twelve months ended December 31, 2022.

During 2021, we repaid the following notes or term loans (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
0.625%	December 2021	Fr.300	$327
2.375%	January 2021	€679	827

Debt Issuances:
During 2022, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
September 2022 (2)	4.250%	September 2025	$500	$500
March 2022	2.125%	March 2024	$500	$500
March 2022	2.625%	March 2027	$750	$750
March 2022	3.000%	March 2032	$750	$750

During 2021, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
September 2021 (2)	0.750%	September 2024	$500	$500
September 2021 (2)	1.250%	September 2026	$350	$350
September 2021 (2) (3)	0.000%	September 2024	€300	$352
September 2021 (2) (4)	0.250%	September 2029	€650	$769
September 2021 (2) (4)	0.625%	September 2032	€650	$769
September 2021 (2) (4)	1.250%	September 2041	€700	$828
March 2021	0.250%	March 2028	€750	$896
March 2021	0.750%	March 2033	€600	$717
March 2021	1.375%	March 2041	€650	$777

(1)Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.
(2)Notes issued by Mondelez International Holdings Netherlands B.V. (“MIHN”), a wholly owned Dutch subsidiary of Mondelēz International, Inc.
(3)Issuance of exchangeable bonds that were issued at 102% of their principal amount and are redeemable for cash or existing ordinary shares of JDE Peet's at our option (see Note 7, Equity Method Investments). Bondholders have an option to redeem bonds before maturity subject to exchange periods. We have identified our option to settle in either cash or existing ordinary shares of JDE Peet's as an embedded derivative that is bifurcated and accounted for separately from the bond. See Note 10, Financial Instruments.
(4)Issuance of green bonds where we have committed to allocate an amount equal to the €1.97 billion total net proceeds from the offering over time to eligible projects that align with our sustainability priorities in the areas of building a thriving ingredient supply chain and reducing our environmental impact.

Fair Value of Our Debt:
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our term loans was determined using quoted prices for similar instruments in markets that are not active (Level 2 valuation data) and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of December 31,
	2022	2021
	(in millions)
Fair Value	$20,217	$20,249
Carrying Value	$22,933	$19,512

Interest and Other Expense, net:
Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Interest expense, debt	$428	$365	$423
Loss on debt extinguishment and related expenses	129	137	185
Loss related to interest rate swaps	—	—	103
Other income, net	(134)	(55)	(103)
Interest and other expense, net	$423	$447	$608

Note 10. Financial Instruments

Fair Value of Derivative Instruments:
Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2022		2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$132	$35	$27	$17
Net investment hedge derivative contracts (1)	265	241	117	45
	$397	$276	$144	$62
Derivatives not designated as accounting hedges:
Currency exchange contracts	$185	$103	$156	$40
Commodity contracts	200	247	387	137
Interest rate contracts	8	—	—	—
Equity method investment contracts (2)	—	3	—	3
	$393	$353	$543	$180
Total fair value	$790	$629	$687	$242

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of December 31, 2022
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$82	$—	$82	$—
Commodity contracts	(47)	(35)	(12)	—
Interest rate contracts	105	—	105	—
Net investment hedge contracts	24	—	24	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$161	$(35)	$196	$—

	As of December 31, 2021
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$116	$—	$116	$—
Commodity contracts	251	161	90	—
Interest rate contracts	10	—	10	—
Net investment hedge contracts	71	—	71	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$445	$161	$284	$—

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

Derivative Volume:
The gross notional values of our derivative instruments were:

	Notional Amount
	As of December 31,
	2022	2021
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,085	$1,891
Forecasted transactions	5,470	4,831
Commodity contracts	12,131	9,694
Interest rate contracts	4,147	1,850
Net investment hedges:
Net investment hedge derivative contracts	7,319	3,915
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,410	3,622
British pound sterling notes	—	356
Swiss franc notes	638	811
Canadian dollar notes	443	475

Cash Flow Hedges:
Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings/(losses) included:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Accumulated (loss)/gain at beginning of period	$(148)	$(161)	$(213)
Transfer of realized (gains)/losses in fair value to earnings	(39)	(155)	161
Unrealized gain/(loss) in fair value	153	168	(109)
Accumulated (loss)/gain at end of period	$(34)	$(148)	$(161)

After-tax gains/(losses) reclassified from accumulated other comprehensive earnings/(losses) into net earnings were:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Currency exchange contracts - forecasted transactions	$(8)	$—	$—
Interest rate contracts	$47	$155	$(161)
Total	$39	$155	$(161)

After-tax gains/(losses) recognized in other comprehensive earnings/(losses) were:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Currency exchange contracts – forecasted transactions	$8	$—	$(2)
Interest rate contracts	145	168	(107)
Total	$153	$168	$(109)

Cash flow hedge ineffectiveness was immaterial for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings/(losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in interest and other expense, net for interest rate contracts.

Based on current market conditions, we would expect to transfer losses of $7 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage:
As of December 31, 2022, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 3 years, 8 months.

Hedges of Net Investments in International Operations:

Net investment hedge (“NIH”) derivative contracts:
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. As of December 31, 2022, the aggregate notional value of these NIH derivative contracts was $7.3 billion and their impact on other comprehensive earnings and net earnings during the years presented below were as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
After-tax gain/(loss) on NIH contracts(1)	$396	$63	$(221)

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the consolidated statement of cash flows.

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$116	$75	$117

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

Non-U.S. dollar debt designated as net investment hedges:
After-tax gains/(losses) related to hedges of net investments in international operations in the form of euro, British pound sterling, Swiss franc and Canadian dollar-denominated debt were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Euro notes	$162	$211	$(251)
British pound sterling notes	45	3	(8)
Swiss franc notes	13	29	(82)
Canadian notes	25	(3)	(7)

Economic Hedges:
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,			Recognized in Earnings
	2022	2021	2020
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$(14)	$57	$(70)	Interest and other expense, net
Forecasted transactions	117	80	41	Cost of sales
Forecasted transactions	17	(1)	(4)	Interest and other expense, net
Forecasted transactions	(1)	—	(1)	Selling, general and administrative expenses
Commodity contracts	157	385	4	Cost of sales
Equity method investment contracts	—	2	—	Gain on equity method investment contracts
Total	$276	$523	$(30)

Fair Value of Contingent Consideration

The following is a summary of our contingent consideration liability activity:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Liability at the beginning of the period	$159	$55	$14
Contingent consideration arising from acquisitions	440	145	17
Changes in fair value	44	(41)	24
Currency	(1)	—	—
Liability at the end of the period	$642	$159	$55

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of December 31, 2022
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$452	$—	$—	$452
Other (2)	190	—	—	190
Total contingent consideration	$642	$—	$—	$642

	As of December 31, 2021
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Other (2)	$159	$—	$—	$159
Total contingent consideration	$159	$—	$—	$159

(1)In connection with the Clif Bar acquisition, we entered into a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain net revenue, gross profit and EBITDA targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The other contingent consideration liabilities are recorded at fair value with $452 million classified as long term liabilities at December 31, 2022. The estimated fair value of the contingent consideration obligation at the acquisition date was determined using a Monte Carlo simulation and recorded in other liabilities. Significant assumptions used in assessing the fair value of the liability include financial projections for net revenue, gross profit, and EBITDA, as well as discount and volatility rates. Fair value adjustments are primarily recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.
(2)The other contingent consideration liabilities are recorded at fair value, with $102 million classified as other current liabilities at December 31, 2022 and $88 million and $159 million classified as long term liabilities at December 31, 2022 and December 31, 2021. The estimated fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, including management's latest estimate of forecasted future results. Other key assumptions included discount rate and volatility. Fair value adjustments are recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.

Note 11. Benefit Plans

Pension Plans
Obligations and Funded Status:
The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
	(in millions)
Projected benefit obligation at January 1	$1,729	$1,887	$10,821	$11,658
Service cost	5	6	88	137
Interest cost	51	42	172	130
Benefits paid	(39)	(31)	(461)	(533)
Settlements paid	(71)	(113)	—	—
Actuarial (gains)/losses	(482)	(63)	(2,844)	(269)
Acquisitions	—	—	18	—
Currency	—	—	(957)	(308)
Other	—	1	41	6
Projected benefit obligation at December 31	1,193	1,729	6,878	10,821
Fair value of plan assets at January 1	1,826	1,959	11,021	10,972
Actual return on plan assets	(455)	1	(2,388)	548
Contributions	4	10	211	292
Benefits paid	(39)	(31)	(461)	(533)
Settlements paid	(71)	(113)	—	—
Currency	—	—	(992)	(258)
Other	—	—	(2)	—
Fair value of plan assets at December 31	1,265	1,826	7,389	11,021
Net pension assets at December 31	$72	$97	$511	$200

The accumulated benefit obligation, which represents benefits earned to the measurement date, for U.S. pension plans was $1.2 billion at December 31, 2022 and $1.7 billion at December 31, 2021. The accumulated benefit obligation for non-U.S. pension plans was $6.8 billion at December 31, 2022 and $10.7 billion at December 31, 2021.

The actuarial (gain) loss for all pension plans in 2022 and 2021 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

The combined U.S. and non-U.S. pension plans resulted in a net pension asset of $583 million at December 31, 2022 and a net pension asset of $297 million at December 31, 2021. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2022	2021
	(in millions)
Prepaid pension assets	$1,016	$1,009
Other current liabilities	(30)	(31)
Accrued pension costs	(403)	(681)
	$583	$297

Certain of our U.S. and non-U.S. plans are underfunded with accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2022	2021	2022	2021
	(in millions)
Projected benefit obligation	$31	$42	$531	$1,889
Accumulated benefit obligation	31	42	492	1,805
Fair value of plan assets	2	3	135	1,223

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2022	2021	2022	2021
Discount rate	5.55%	3.01%	4.51%	1.73%
Expected rate of return on plan assets	6.25%	4.50%	5.41%	3.44%
Rate of compensation increase	4.00%	4.00%	3.22%	2.83%

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

Components of Net Periodic Pension Cost:
Net periodic pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(in millions)
Service cost	$5	$6	$6	$88	$137	$121
Interest cost	51	42	49	172	130	149
Expected return on plan assets	(79)	(72)	(77)	(353)	(419)	(400)
Amortization:
Net loss/(gain)	6	17	17	57	130	118
Prior service cost/(benefit)	1	1	1	(2)	(6)	(7)
Curtailment expense/(credit) (1)	—	—	—	8	(17)	—
Settlement losses and other expenses	14	19	18	2	3	4
Net periodic pension cost	$(2)	$13	$14	$(28)	$(42)	$(15)

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

We used the following weighted-average assumptions to determine our net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	3.01%	2.73%	3.44%	1.74%	1.33%	1.74%
Expected rate of return on plan assets	4.50%	4.50%	5.00%	3.44%	3.90%	4.20%
Rate of compensation increase	4.00%	4.00%	4.00%	2.84%	3.16%	3.17%

Plan Assets:
The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2022
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$3	$3	$—	$—
Non-U.S. equity securities	1	1	—	—
Pooled funds - equity securities	960	906	54	—
Total equity securities	964	910	54	—
Government bonds	2,495	48	2,447	—
Pooled funds - fixed-income securities	560	453	107	—
Corporate bonds and other fixed-income securities	2,296	144	612	1,540
Total fixed-income securities	5,351	645	3,166	1,540
Real estate	221	152	—	69
Private equity	4	—	—	4
Cash	4	3	—	1
Other	102	97	5	—
Total assets in the fair value hierarchy	$6,646	$1,807	$3,225	$1,614
Investments measured at net asset value	1,892
Total investments at fair value	$8,538

	As of December 31, 2021
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$4	$4	$—	$—
Non-U.S. equity securities	3	3	—	—
Pooled funds - equity securities	1,545	1,084	461	—
Total equity securities	1,552	1,091	461	—
Government bonds	3,777	56	3,721	—
Pooled funds - fixed-income securities	648	449	199	—
Corporate bonds and other fixed-income securities	3,943	139	1,415	2,389
Total fixed-income securities	8,368	644	5,335	2,389
Real estate	251	179	—	72
Private equity	4	—	—	4
Cash	5	4	—	1
Other	162	157	5	—
Total assets in the fair value hierarchy	$10,342	$2,075	$5,801	$2,466
Investments measured at net asset value	2,382
Total investments at fair value	$12,724

We excluded plan assets of $117 million at December 31, 2022 and $124 million at December 31, 2021 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

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

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings/(losses), included:

Asset Category	January 1, 2022 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2022 Balance
	(in millions)
Corporate bond and other fixed-income securities	$2,387	$(450)	$(148)	$—	$(249)	$1,540
Real estate	74	3	(1)	—	(6)	70
Private equity and other	5	—	—	—	(1)	4
Total Level 3 investments	$2,466	$(447)	$(149)	$—	$(256)	$1,614

Asset Category	January 1, 2021 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2021 Balance
	(in millions)
Corporate bond and other fixed-income securities	$1,791	$(178)	$784	$—	$(10)	$2,387
Real estate	70	7	1	—	(4)	74
Private equity and other	4	1	—	—	—	5
Total Level 3 investments	$1,865	$(170)	$785	$—	$(14)	$2,466

The decrease in level 3 pension plan investments during 2022 was related to rising bond yields, benefits paid and currency impact. The increase in Level 3 pension plan investments during 2021 was primarily due to purchases of corporate bond, annuity contracts and other fixed income securities.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2022	2021	2022	2021
Equity securities	15%	15%	16%	17%
Fixed-income securities	85%	85%	63%	62%
Real estate	—	—	3%	3%
Buy-in annuity policies	—	—	17%	17%
Cash	—	—	1%	1%
Total	100%	100%	100%	100%

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

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 15% equity securities, 61% fixed-income securities, 20% buy-in annuity policies and 4% real estate.

Employer Contributions:
In 2022, we contributed $4 million to our U.S. pension plans and $190 million to our non-U.S. pension plans. In addition, employees contributed $21 million to our non-U.S. plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability. In 2023, we estimate that our pension contributions will be $6 million to our U.S. plans and $119 million to our non-U.S. plans based on current tax laws. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 31, 2022 were (in millions):

	2023	2024	2025	2026	2027	2028-2032
U.S. Plans	$147	$89	$92	$91	$90	$442
Non-U.S. Plans	404	395	401	414	419	2,157

Multiemployer Pension Plans:
In accordance with obligations we have under collective bargaining agreements, we made contributions to multiemployer pension plans for continuing participation and these amounts were not material. Our contributions are based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and fund surcharges.

On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. Within selling, general and administrative expenses, we recorded a $35 million ($26 million net of tax) adjustment related to the discounted withdrawal liability. Within interest and other expense, net, we recorded accreted interest of $11 million in 2022, $11 million in 2021 and $11 million in 2020. As of December 31, 2022, the remaining discounted withdrawal liability was $344 million, with $15 million recorded in other current liabilities and $329 million recorded in long-term other liabilities.

Other Costs:
We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $66 million in 2022, $73 million in 2021 and $83 million in 2020.

Postretirement Benefit Plans
Obligations:
Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2022	2021
	(in millions)
Accrued benefit obligation at January 1	$317	$361
Service cost	2	4
Interest cost	9	8
Benefits paid	(15)	(15)
Plan amendments	—	(1)
Currency	(5)	(1)
Actuarial losses/(gains)	(75)	(39)
Accrued benefit obligation at December 31	$233	$317

The current portion of our accrued postretirement benefit obligation of $16 million at December 31, 2022 and $16 million at December 31, 2021 was included in other current liabilities.

The actuarial (gain) for all postretirement plans in 2021 and 2022 was driven by gains related to assumption changes partially offset by losses related to a change in the discount rate used to measure the benefit obligations of those plans.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2022	2021	2022	2021
Discount rate	5.53%	2.96%	6.07%	3.81%
Health care cost trend rate assumed for next year	7.00%	5.50%	5.98%	5.72%
Ultimate trend rate	5.00%	5.00%	4.70%	4.47%
Year that the rate reaches the ultimate trend rate	2031	2024	2040	2040

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

Components of Net Periodic Postretirement Health Care Costs:
Net periodic postretirement health care costs consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Service cost	$2	$4	$5
Interest cost	9	8	12
Amortization:
Net loss/(gain)	1	2	7
Prior service credit	—	—	(30)
Net periodic postretirement health care costs/(benefit)	$12	$14	$(6)

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	2.96%	2.68%	3.41%	3.81%	3.35%	3.86%
Health care cost trend rate	5.50%	5.75%	6.00%	5.72%	5.66%	5.42%

Future Benefit Payments:
Our estimated future benefit payments for our postretirement health care plans at December 31, 2022 were (in millions):

	2023	2024	2025	2026	2027	2028-2032
U.S. Plans	$11	$12	$11	$11	$11	$49
Non-U.S. Plans	4	5	5	5	5	28

Other Costs:
We made contributions to multiemployer medical plans totaling $17 million in 2022, $19 million in 2021 and $20 million in 2020. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans
Obligations:
Our postemployment plans are not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2022 and 2021 were:

	As of December 31,
	2022	2021
	(in millions)
Accrued benefit obligation at January 1	$56	$65
Service cost	4	6
Interest cost	2	3
Benefits paid	(14)	(12)
Actuarial losses/(gains)	(1)	(6)
Accrued benefit obligation at December 31	$47	$56

The accrued benefit obligation was determined using a weighted-average discount rate of 6.3% in 2022 and 4.3% in 2021, an assumed weighted-average ultimate annual turnover rate of 0.4% in 2022 and 2021, assumed compensation cost increases of 4.0% in 2022 and 2021 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Periodic Postemployment Costs:
Net periodic postemployment costs consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Service cost	$4	$6	$6
Interest cost	2	3	3
Amortization of net gains	(6)	(4)	(2)
Net periodic postemployment costs	$—	$5	$7

As of December 31, 2022, the estimated net gain for the postemployment benefit plans that we expect to amortize from accumulated other comprehensive earnings/(losses) into net periodic postemployment costs during 2023 is approximately $3 million.

Note 12. Stock Plans

Under our Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”), we are authorized through May 21, 2024 to issue a maximum of 243.7 million shares of our Class A common stock (“Common Stock”) to employees and non-employee directors. As of December 31, 2022, there were 45.5 million shares available to be granted under the 2005 Plan.

Stock Options:
We recorded compensation expense related to stock options held by our employees of $20 million in 2022, $23 million in 2021 and $28 million in 2020 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $3 million in 2022, $4 million in 2021 and $5 million in 2020. The unamortized compensation expense related to our employee stock options was $21 million at December 31, 2022 and is expected to be recognized over a weighted-average period of 1.6 years.

Our weighted-average Black-Scholes Model fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2022	1.87%	5 years	22.05%	2.13%	$11.24
2021	0.57%	5 years	23.45%	2.20%	$9.08
2020	1.34%	5 years	19.64%	2.06%	$8.61

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

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2020	33,855,948	$36.19		$640	million
Annual grant to eligible employees	2,280,440	59.04
Additional options issued	136,360	49.48
Total options granted	2,416,800	58.50
Options exercised (1)	(7,847,964)	30.55		$205	million
Options cancelled	(672,890)	44.94
Balance at December 31, 2020	27,751,894	39.51		$527	million
Annual grant to eligible employees	2,412,710	56.13
Additional options issued	160,640	58.17
Total options granted	2,573,350	56.26
Options exercised (1)	(6,249,330)	33.68		$169	million
Options cancelled	(572,155)	49.65
Balance at December 31, 2021	23,503,759	42.65		$556	million
Annual grant to eligible employees	2,180,540	64.65
Additional options issued	63,490	64.39
Total options granted	2,244,030	64.64
Options exercised (1)	(4,780,086)	35.96		$142	million
Options cancelled	(477,453)	55.89
Balance at December 31, 2022	20,490,250	46.31	5 years	$417	million
Exercisable at December 31, 2022	16,350,018	42.62	4 years	$393	million

(1)Cash received from options exercised was $158 million in 2022, $206 million in 2021 and $236 million in 2020. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $22 million in 2022, $24 million in 2021 and $27 million in 2020.

Deferred Stock Units, Performance Share Units and Other Stock-Based Awards:
We recorded compensation expense related to DSUs, PSUs and other stock-based awards of $100 million in 2022, $98 million in 2021 and $98 million in 2020 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $17 million in 2022, $16 million in 2021 and $15 million in 2020. The unamortized compensation expense related to our DSUs, PSUs and other stock-based awards was $113 million at December 31, 2022 and is expected to be recognized over a weighted-average period of 0.9 years.

Our PSU, DSU and other stock-based award activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2020	5,661,945		$46.90
Annual grant to eligible employees:		Feb. 20, 2020
Performance share units	825,230		65.83
Deferred stock units	545,550		59.04
Additional shares granted (1)	390,730	Various	56.90
Total shares granted	1,761,510		61.75	$109	million
Vested (2) (3)	(2,051,054)		42.87	$88	million
Forfeited (2)	(475,411)		48.24
Balance at December 31, 2020	4,896,990		53.80
Annual grant to eligible employees:		Feb. 18, 2021
Performance share units	903,250		59.35
Deferred stock units	550,090		56.13
Additional shares granted (1)	1,163,644	Various	53.76
Total shares granted	2,616,984		56.19	$147	million
Vested (2) (3)	(2,459,427)		49.59	$122	million
Forfeited (2)	(386,501)		57.52
Balance at December 31, 2021	4,668,046		57.04
Annual grant to eligible employees:		Feb. 24, 2022
Performance share units	806,590		61.87
Deferred stock units	505,090		64.65
Additional shares granted (1)	836,117	Various	59.37
Total shares granted	2,147,797		61.55	$132	million
Vested (2) (3)	(1,925,556)		54.13	$104	million
Forfeited (2)	(438,613)		60.68
Balance at December 31, 2022	4,451,674		60.12

(1)Includes PSUs and DSUs.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $5 million in 2022, $6 million in 2021 and $5 million in 2020.
(4)The grant date fair value of PSUs is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the closing market price of the Company’s stock on the grant date for performance-based components. The Monte Carlo simulation model incorporates the probability of achieving the total shareholder return market condition. Compensation expense is recognized using the grant date fair values regardless of whether the market condition is achieved, so long as the requisite service has been provided.

Note 13. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Common Stock and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2022, 2021 and 2020. Shares of Common Stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at January 1, 2020	1,996,537,778	(561,531,524)	1,435,006,254
Shares repurchased	—	(25,071,845)	(25,071,845)
Exercise of stock options and issuance of other stock awards	—	9,239,812	9,239,812
Balance at December 31, 2020	1,996,537,778	(577,363,557)	1,419,174,221
Shares repurchased	—	(35,384,366)	(35,384,366)
Exercise of stock options and issuance of other stock awards	—	7,840,684	7,840,684
Balance at December 31, 2021	1,996,537,778	(604,907,239)	1,391,630,539
Shares repurchased	—	(31,556,510)	(31,556,510)
Exercise of stock options and issuance of other stock awards	—	5,817,062	5,817,062
Balance at December 31, 2022	1,996,537,778	(630,646,687)	1,365,891,091

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2022, 70.4 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

Share Repurchase Program:
Between 2013 and 2020, our Board of Directors authorized the repurchase of a total of $23.7 billion of our Common Stock and extended the program through December 31, 2023. Repurchases under the program are determined by management and are wholly discretionary. Prior to January 1, 2022, we had repurchased approximately $20.0 billion of Common Stock pursuant to this authorization. During the twelve months ended December 31, 2022, we repurchased approximately 31.6 million shares of Common Stock at an average cost of $63.41 per share, or an aggregate cost of approximately $2.0 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. Our Board of Directors approved a new program authorizing the repurchase of up to $6.0 billion of our Common Stock through December 31, 2025. This authorization, effective January 1, 2023, replaces our current share repurchase program.

Note 14. Commitments and Contingencies

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

As previously disclosed, in November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. We have been cooperating with the investigation and in the fourth quarter of 2022 discussions with the European Commission progressed in an effort to reach a negotiated, proportionate resolution to this matter. In view of the developments in this period, within other current liabilities in the consolidated balance sheets as of December 31, 2022 and selling, general and administrative expenses in the consolidated statement of earnings for 2022, we have determined to record an accrual in accordance with U.S. GAAP of €300 million ($318 million) as an estimate of the possible cost to resolve this matter. It is not possible to predict if our discussions will result in a negotiated resolution, or result in a negotiated resolution in a higher amount, or when we will have clarity on the ultimate outcome of these discussions. If our discussions do not result in a negotiated resolution, we expect that the European Commission will pursue proceedings against the Company, including the imposition of a fine, and we would defend against any allegations made in such proceedings. There is a possibility that the final liability could be materially higher than the amount accrued. However, due to the inherent uncertainty of the discussions and possible outcomes, any possible loss or range of loss different from the amount accrued is not reasonably estimable at this time.

Third-Party Guarantees:
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2022, we had no material third-party guarantees recorded on our consolidated balance sheets.

Tax Matters:
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 15. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses/(gains) of $21 million in 2022, $(44) million in 2021 and $285 million in 2020.

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,097)	$(8,655)	$(8,320)
Currency translation adjustments	(659)	(481)	(398)
Reclassification to earnings related to:
Equity method investment transactions (1)	—	—	29
Tax (expense)/benefit	(66)	23	47
Other comprehensive earnings/(losses)	(725)	(458)	(322)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	14	16	(13)
Balance at end of period	(9,808)	(9,097)	(8,655)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,379)	$(1,874)	$(1,721)
Net actuarial gain/(loss) arising during period	149	398	(187)
Tax (expense)/benefit on net actuarial gain/(loss)	(37)	(80)	38
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	57	140	104
Settlement losses and other expenses (1)	16	22	22
Curtailment credit (2)	8	(17)	—
Tax (benefit) on reclassifications (3)	(21)	(34)	(31)
Currency impact	102	66	(99)
Other comprehensive earnings/(losses)	274	495	(153)
Balance at end of period	(1,105)	(1,379)	(1,874)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(148)	$(161)	$(213)
Net derivative gains/(losses)	160	163	(132)
Tax (expense)/benefit on net derivative gain/(loss)	(13)	—	27
Losses/(gains) reclassified into net earnings:
Currency exchange contracts (4)	8	—	—
Interest rate contracts (1) (4)	(30)	(152)	189
Tax (benefit) on reclassifications (3)	(17)	(3)	(28)
Currency impact	6	5	(4)
Other comprehensive earnings/(losses)	114	13	52
Balance at end of period	(34)	(148)	(161)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,624)	$(10,690)	$(10,254)
Total other comprehensive earnings/(losses)	(337)	50	(423)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	14	16	(13)
Other comprehensive earnings/(losses) attributable to Mondelēz International	(323)	66	(436)
Balance at end of period	$(10,947)	$(10,624)	$(10,690)
(1)Includes equity method investment transactions recorded within gain/(loss) on equity method investment transactions.
(2)These reclassified losses are included in net periodic benefit costs disclosed in Note 11, Benefit Plans.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.
(4)These reclassified losses are recorded within interest and other expense, net.

Note 16. Income Taxes

Earnings/(losses) from continuing operations before income taxes and the provision for income taxes consisted of:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Earnings/(losses) from continuing operations before income taxes:
United States	$463	$519	$514
Outside United States	2,765	3,850	2,869
	$3,228	$4,369	$3,383
Provision for income taxes:
United States federal:
Current	$187	$297	$440
Deferred	(17)	(31)	(82)
	170	266	358
State and local:
Current	78	89	98
Deferred	2	9	(7)
	80	98	91
Total United States	250	364	449

Outside United States:
Current	642	599	756
Deferred	(27)	227	19
Total outside United States	615	826	775

Total provision for income taxes	$865	$1,190	$1,224

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate as follows:

	For the Years Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State and local income taxes, net of federal tax benefit	1.6%	1.1%	1.6%
Tax impacts from our foreign operations	2.0%	(1.6)%	1.1%
Changes in judgment on realizability of deferred tax assets	(1.1)%	0.1%	(2.2)%
Reversal of other tax accruals no longer required	(1.4)%	(0.5)%	(0.8)%
Tax accrual on investment in KDP (including tax impact of share sales)	0.5%	4.7%	6.7%
Excess tax benefits from equity compensation	(0.8)%	(0.7)%	(1.0)%
Tax legislation	0.5%	2.3%	1.0%
Business sales (including tax impact from JDE Peet's transaction)	0.1%	—%	7.4%
Foreign tax provisions under TCJA (GILTI, FDII and BEAT) (1)	0.1%	0.8%	1.1%
Non-deductible expenses, including buyout of Clif Bar ESOP and European Commission legal matter	4.1%	0.1%	0.1%
Other	0.2%	(0.1)%	0.2%
Effective tax rate	26.8%	27.2%	36.2%
(1)The Tax Cuts and Jobs Act of 2017 (“TCJA”) established the Global Intangible Low-Tax Income (“GILTI”) provision, which taxes U.S. allocated expenses and certain income from foreign operations; the Foreign-Derived Intangible Income (“FDII”) provision, which allows a deduction against certain types of U.S. taxable income resulting in a lower effective U.S. tax rate on such income; and the Base Erosion Anti-abuse Tax (“BEAT”), which is a minimum tax based on cross-border service payments by U.S. entities.

Our 2022 effective tax rate of 26.8% was higher due to the buyout of the Clif Bar ESOP that was recorded to earnings before income taxes and the European Commission legal matter, for which there is no associated income tax benefits. Excluding these impacts, our effective tax rate was 22.6%, which reflects unfavorable provisions from the U.S. tax code and the establishment of a valuation allowance related to a deferred tax asset arising from the 2022 Ukraine loss, largely offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The 22.6% includes a favorable discrete net tax benefit of $96 million, driven by a $72 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $51 million net benefit from the Chipita acquisition, partially offset by $17 million expense from tax law changes in various jurisdictions.

Our 2021 effective tax rate of 27.2% was higher due to the $187 million net tax expense incurred in connection with the KDP share sales during the second and third quarters. Excluding this impact, our effective tax rate was 23.0%, which reflects unfavorable provisions from the 2017 U.S. tax reform and taxes on earnings from equity method investments (these earnings are reported separately on our consolidated statements of earnings and not within earnings before income taxes), largely offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The 23.0% includes a discrete net tax benefit of $2 million, primarily driven by a $47 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $44 million benefit from two U.S. tax returns amended to reflect new guidance from the U.S. Treasury Department, offset by $100 million net tax expense from the increase of our deferred tax liabilities resulting from enacted tax legislation (mainly in the United Kingdom).

Our 2020 effective tax rate of 36.2% was higher due to the $452 million net tax expense incurred in connection with the JDE Peet's transaction and four KDP share sales that occurred during 2020 (the related gains were reported as gains on equity method investments). Excluding these impacts, our effective tax rate was 22.8%, which reflects unfavorable provisions from U.S. tax reform and taxes on earnings from equity method investments (these earnings are reported separately on our consolidated statements of earnings and not within earnings before income taxes), largely offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions and discrete net tax benefits of $119 million. The discrete net benefits were primarily driven by the $70 million net benefit from the release of the China valuation allowance and a $50 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

Tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of:

	As of December 31,
	2022	2021
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$83	$114
Other employee benefits	156	150
Accrued expenses	649	454
Loss carryforwards	664	685
Tax credit carryforwards	786	786
Other	481	468
Total deferred income tax assets	2,819	2,657
Valuation allowance	(1,257)	(1,280)
Net deferred income tax assets	$1,562	$1,377
Deferred income tax liabilities:
Intangible assets, including impact from Swiss tax reform	$(3,279)	$(3,214)
Property, plant and equipment	(708)	(638)
Accrued pension costs	(57)	23
Other	(482)	(451)
Total deferred income tax liabilities	(4,526)	(4,280)
Net deferred income tax liabilities	$(2,964)	$(2,903)

Our significant valuation allowances are in the U.S. and Switzerland. The U.S. valuation allowance mainly relates to excess foreign tax credits generated by the deemed repatriation under U.S. tax reform while the Swiss valuation allowance brings the allowed step-up of intangible assets recorded under Swiss tax reform to the amount more likely than not to be realized. Our total valuation allowance was $1,280 million as of January 1, 2022 and $1,257 million as of December 31, 2022. The $23 million net change consisted of $79 million additions less $102 million reductions.

At December 31, 2022, the Company has tax-effected loss carryforwards of $664 million, of which $34 million will expire at various dates between 2023 and 2042 and the remaining $630 million can be carried forward indefinitely.

As of December 31, 2022, the company is indefinitely reinvested in unremitted earnings of approximately $4.4 billion, of which approximately $1.2 billion has already been subject to U.S. tax but would incur approximately $90 million of local costs if repatriated, which has not been recognized in our financial statements. It is not practicable to quantify the total U.S. tax impact from all our indefinitely reinvested earnings. Future tax law changes or changes in the needs of our non-U.S. subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that are currently indefinitely reinvested.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
January 1	$446	$442	$426
Increases from positions taken during prior periods	16	31	35
Decreases from positions taken during prior periods	(9)	(21)	(17)
Increases from positions taken during the current period	48	47	48
Decreases relating to settlements with taxing authorities	(54)	(13)	(27)
Reductions resulting from the lapse of the applicable statute of limitations	(22)	(26)	(29)
Currency/other	(1)	(14)	6
December 31	$424	$446	$442

As of January 1, 2022, our unrecognized tax benefits were $446 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $372 million. Our unrecognized tax benefits were $424 million at December 31, 2022, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $352 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $40 million due to unfavorable audit developments or decrease by approximately $70 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $173 million as of January 1, 2022 and $162 million as of December 31, 2022. Our 2022 provision for income taxes included $1 million expense for interest and penalties.

In connection with the 2017 enacted U.S. tax reform, we recorded a $1.3 billion transition tax liability that is payable in installments through 2026. As of December 31, 2022, the remaining liability was approximately $570 million.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. U.S. federal, state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. The earliest year still open to examination by U.S. federal and state tax authorities is 2016 and years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): India (2005), Switzerland (2018), China (2012), the United Kingdom (2015), and Greece (2017).

Note 17. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Net earnings	$2,726	$4,314	$3,569
Noncontrolling interest earnings	(9)	(14)	(14)
Net earnings attributable to Mondelēz International	$2,717	$4,300	$3,555
Weighted-average shares for basic EPS	1,378	1,403	1,431
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	7	10	10
Weighted-average shares for diluted EPS	1,385	1,413	1,441
Basic earnings per share attributable to Mondelēz International	$1.97	$3.06	$2.48
Diluted earnings per share attributable to Mondelēz International	$1.96	$3.04	$2.47

We exclude antidilutive Mondelēz International stock options and long-term incentive plan shares from our calculation of weighted-average shares for diluted EPS, which are 3.0 million for the year ended December 31, 2022, 3.1 million for the year ended December 31, 2021 and 3.6 million for the year ended December 31, 2020.

Note 18. Segment Reporting

We manufacture and market primarily snack food products, including chocolate, biscuits and baked snacks, as well as gum & candy, cheese & grocery and powdered beverages.

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

Our segment net revenues and earnings, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Net revenues:
Latin America	$3,629	$2,797	$2,477
AMEA	6,767	6,465	5,740
Europe	11,420	11,156	10,207
North America	9,680	8,302	8,157
Net revenues	$31,496	$28,720	$26,581

Earnings before income taxes:
Operating income:
Latin America	$388	$261	$189
AMEA	929	1,054	821
Europe	1,481	2,092	1,775
North America	1,769	1,371	1,587
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	(326)	279	16
General corporate expenses	(245)	(253)	(326)
Amortization of intangible assets	(132)	(134)	(194)
Gain on acquisition	—	8	—
Acquisition-related costs	(330)	(25)	(15)
Operating income	3,534	4,653	3,853
Benefit plan non-service income	117	163	138
Interest and other expense, net	(423)	(447)	(608)
Earnings before income taxes	$3,228	$4,369	$3,383

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

Total assets, depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Total assets:
Latin America (1)	$6,164	$4,106	$4,181
AMEA (1)	9,882	10,386	9,997
Europe (1)	22,713	20,927	21,442
North America (1)	26,603	23,321	23,297
Equity method investments	4,879	5,289	6,036
Unallocated assets and adjustments (2)	920	3,063	2,857
Total assets	$71,161	$67,092	$67,810

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

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Depreciation expense (1):
Latin America	$117	$105	$101
AMEA	169	173	159
Europe	256	257	238
North America	148	148	154
Total depreciation expense	$690	$683	$652

(1)Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the consolidated statement of cash flows for total depreciation and amortization expenses.

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Capital expenditures:
Latin America	$113	$165	$219
AMEA	229	208	177
Europe	355	409	295
North America	209	183	172
Total capital expenditures	$906	$965	$863

Geographic data for net revenues (recognized in the countries where products are sold from) and long-lived assets, excluding deferred taxes, goodwill, intangible assets and equity method investments, were:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Net revenues:
United States	$8,315	$7,146	$7,130
Other	23,181	21,574	19,451
Total net revenues	$31,496	$28,720	$26,581

	As of December 31,
	2022	2021	2020
	(in millions)
Long-lived assets:
United States	$2,740	$1,851	$1,956
United Kingdom	932	1,125	888
Other	8,886	7,675	7,784
Total long-lived assets	$12,558	$10,651	$10,628

Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Year Ended December 31, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$1,013	$2,515	$3,818	$8,262	$15,608
Chocolate	1,003	2,520	5,646	317	9,486
Gum & Candy	840	780	691	1,101	3,412
Beverages	409	572	119	—	1,100
Cheese & Grocery	364	380	1,146	—	1,890
Total net revenues	$3,629	$6,767	$11,420	$9,680	$31,496

	For the Year Ended December 31, 2021 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$799	$2,254	$3,354	$7,145	$13,552
Chocolate	758	2,395	5,836	282	9,271
Gum & Candy	567	816	614	875	2,872
Beverages	359	550	126	—	1,035
Cheese & Grocery	314	450	1,226	—	1,990
Total net revenues	$2,797	$6,465	$11,156	$8,302	$28,720

	For the Year Ended December 31, 2020 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$669	$2,045	$3,058	$7,024	$12,796
Chocolate	609	2,019	5,268	253	8,149
Gum & Candy	474	696	612	880	2,662
Beverages	403	544	102	—	1,049
Cheese & Grocery	322	436	1,167	—	1,925
Total net revenues	$2,477	$5,740	$10,207	$8,157	$26,581
(1)Our snack product categories include biscuits & baked snacks, chocolate and gum & candy. During the first quarter of 2022, we realigned some of our products between our biscuits & baked snacks and chocolate categories; as such, we reclassified the product category net revenues on a basis consistent with the 2022 presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ltem 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The scope of Management’s assessment of internal control over financial reporting excludes Chipita, Clif Bar and Ricolino because they were acquired by the Company in purchase business combinations in 2022. The total assets and total net revenues of Chipita, Clif Bar and Ricolino collectively represent 1.2% and 3.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022, based on the criteria in Internal Control Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report that appears under Item 8.

February 3, 2023

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2022. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance – Governance Guidelines,” “Corporate Governance – Codes of Conduct,” “Board Committees and Membership – Audit Committee” and “Ownership of Equity Securities – Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 17, 2023 (“2023 Proxy Statement”). All of this information from the 2023 Proxy Statement is incorporated by reference into this Annual Report.

Item 11.   Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership – People and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “People and Compensation Committee Report for the Year Ended December 31, 2022” and “CEO Pay Ratio” in our 2023 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of grants issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2022 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	24,935,153	$46.31	45,500,000

(1)Includes outstanding options, deferred stock units and performance share units and excludes restricted stock.
(2)Weighted average exercise price of outstanding options only.
(3)Shares available for grant under our Amended and Restated 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2023 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2023 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.   Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2023 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

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

4.13
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

10.12
Settlement Agreement, between the Registrant and Kraft Foods Group, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).

10.13
Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of February 3, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.14
2020 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.15
2021 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 28, 2021).+

10.16
2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2022).+

10.17
2020 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.18
2021 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 28, 2021).+

10.19
2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2022).+

10.20
2020 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.21
2021 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 28, 2021).+

10.22
2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2022).+

10.23
Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.24
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan I, dated December 20, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.25
Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.26
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan II, dated December 20, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.27
Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.28
Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.29
Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.30
Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.31
Mondelēz International, Inc. Change in Control Plan for Key Executives, amended May 14, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019).+

10.32
Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.33
Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.34
Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.35
Offer of Employment Letter, between the Registrant and Dirk Van de Put, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2017).+

10.36
Offer of Employment Letter, between Mondelēz Global LLC and Paulette Alviti, dated April 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.37
International Permanent Transfer Letter, between Mondelēz Global LLC and Luca Zaramella, effective August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018).+

10.38
Employment Letter, between Mondelez Europe and Vinzenz P. Gruber, dated November 29, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.39
Offer of Employment Letter, between the Registrant and Gustavo Valle, dated January 6, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.40
Offer of Employment Letter, between Mondelēz Global LLC and Laura Stein, dated November 9, 2020 (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 5, 2021).+

10.41
Offer of Employment Letter, between Mondelēz Global LLC and Mariano Lozano, dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2022).+

10.42	Offer of Employment Letter, between the Registrant and Daniel E. Ramos, dated September 27, 2022.+
10.43	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+
10.44
Indemnification Agreement between the Registrant and Dirk Van de Put, dated November 20, 2017 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

21.1	Subsidiaries of the Registrant, as of December 31, 2022.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
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
101
The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

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

Date: February 3, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DIRK VAN DE PUT	Director, Chairman and Chief Executive Officer	February 3, 2023
(Dirk Van de Put)
/s/ LUCA ZARAMELLA	Executive Vice President and Chief Financial Officer	February 3, 2023
(Luca Zaramella)
/s/ MICHAEL CALL	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 3, 2023
(Michael Call)
/s/ LEWIS W.K. BOOTH	Director	February 3, 2023
(Lewis W.K. Booth)
/s/ CHARLES E. BUNCH	Director	February 3, 2023
(Charles E. Bunch)
/s/ ERTHARIN COUSIN	Director	February 3, 2023
(Ertharin Cousin)
/s/ LOIS D. JULIBER	Director	February 3, 2023
(Lois D. Juliber)
/s/ ANINDITA MUKHERJEE	Director	February 3, 2023
(Anindita Mukherjee)
/s/ JORGE S. MESQUITA	Director	February 3, 2023
(Jorge S. Mesquita)
/s/ JANE HAMILTON NIELSEN	Director	February 3, 2023
(Jane Hamilton Nielsen)
/s/ CHRISTIANA S. SHI	Director	February 3, 2023
(Christiana S. Shi)
/s/ PATRICK T. SIEWERT	Director	February 3, 2023
(Patrick T. Siewert)
/s/ MICHAEL A. TODMAN	Director	February 3, 2023
(Michael A. Todman)