Form 10-Q
period 2023-03-31
Mondelez International, Inc.
filed 2023-04-27
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

At April 24, 2023, there were 1,361,853,497 shares of the registrant’s Class A Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net revenues	$9,166	$7,764
Cost of sales	5,720	4,781
Gross profit	3,446	2,983
Selling, general and administrative expenses	1,855	1,693
Asset impairment and exit costs	47	164
Amortization of intangible assets	39	32
Operating income	1,505	1,094
Benefit plan non-service income	(19)	(33)
Interest and other expense, net	95	168
Gain on marketable securities	(796)	—
Earnings before income taxes	2,225	959
Income tax provision	(658)	(210)
Gain/(loss) on equity method investment transactions	487	(5)
Equity method investment net earnings	35	117
Net earnings	2,089	861
Noncontrolling interest earnings	(8)	(6)
Net earnings attributable to Mondelēz International	$2,081	$855
Per share data:
Basic earnings per share attributable to Mondelēz International	$1.52	$0.62
Diluted earnings per share attributable to Mondelēz International	$1.52	$0.61

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net earnings	$2,089	$861
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	151	50
Pension and other benefit plans	(6)	93
Derivative cash flow hedges	(10)	52
Total other comprehensive earnings/(losses)	135	195
Comprehensive earnings/(losses)	2,224	1,056
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	10	2
Comprehensive earnings/(losses) attributable to Mondelēz International	$2,214	$1,054

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,917	$1,923
Trade receivables (net of allowances of $60 at March 31, 2023 and $45 at December 31, 2022)	3,502	3,088
Other receivables (net of allowances of $65 at March 31, 2023 and $59 at December 31, 2022)	810	819
Inventories, net	3,627	3,381
Other current assets	2,815	880
Total current assets	12,671	10,091
Property, plant and equipment, net	9,131	9,020
Operating lease right of use assets	657	660
Goodwill	23,604	23,450
Intangible assets, net	19,810	19,710
Prepaid pension assets	1,065	1,016
Deferred income taxes	451	473
Equity method investments	3,397	4,879
Other assets	2,000	1,862
TOTAL ASSETS	$72,786	$71,161
LIABILITIES
Short-term borrowings	$2,461	$2,299
Current portion of long-term debt	1,185	383
Accounts payable	7,885	7,562
Accrued marketing	2,668	2,370
Accrued employment costs	785	949
Other current liabilities	3,547	3,168
Total current liabilities	18,531	16,731
Long-term debt	18,556	20,251
Long-term operating lease liabilities	508	514
Deferred income taxes	3,648	3,437
Accrued pension costs	387	403
Accrued postretirement health care costs	214	217
Other liabilities	2,668	2,688
TOTAL LIABILITIES	44,512	44,241
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at March 31, 2023 and December 31, 2022)	—	—
Additional paid-in capital	32,112	32,143
Retained earnings	33,040	31,481
Accumulated other comprehensive losses	(10,814)	(10,947)
Treasury stock, at cost (634,260,938 shares at March 31, 2023 and 630,646,687 shares at December 31, 2022)	(26,110)	(25,794)
Total Mondelēz International Shareholders’ Equity	28,228	26,883
Noncontrolling interest	46	37
TOTAL EQUITY	28,274	26,920
TOTAL LIABILITIES AND EQUITY	$72,786	$71,161
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended March 31, 2023
Balances at January 1, 2023	$—	$32,143	$31,481	$(10,947)	$(25,794)	$37	$26,920
Comprehensive earnings/(losses):
Net earnings	—	—	2,081	—	—	8	2,089
Other comprehensive earnings/(losses), net of income taxes	—	—	—	133		2	135
Exercise of stock options and issuance of other stock awards	—	(31)	(8)	—	93	—	54
Common Stock repurchased	—	—	—	—	(409)	—	(409)
Cash dividends declared ($0.390 per share)	—	—	(528)	—	—	—	(528)
Dividends paid on noncontrolling interest and other activities	—	—	14	—	—	(1)	13
Balances at March 31, 2023	$—	$32,112	$33,040	$(10,814)	$(26,110)	$46	$28,274
Three Months Ended March 31, 2022
Balances at January 1, 2022	$—	$32,097	$30,806	$(10,624)	$(24,010)	$54	$28,323
Comprehensive earnings/(losses):
Net earnings	—	—	855	—	—	6	861
Other comprehensive earnings/(losses), net of income taxes	—	—	—	199	—	(4)	195
Exercise of stock options and issuance of other stock awards	—	(44)	(11)	—	115	—	60
Common Stock repurchased	—	—	—	—	(735)	—	(735)
Cash dividends declared ($0.315 per share)	—	—	(487)	—	—	—	(487)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(1)	(1)
Balances at March 31, 2022	$—	$32,053	$31,163	$(10,425)	$(24,630)	$55	$28,216

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,089	$861
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	303	275
Stock-based compensation expense	38	24
Deferred income tax provision/(benefit)	199	(70)
Asset impairments and accelerated depreciation	18	155
Loss on early extinguishment of debt	—	38
(Gain)/loss on equity method investment transactions	(487)	5
Equity method investment net earnings	(35)	(117)
Distributions from equity method investments	102	107
Unrealized gain on derivative contracts	(67)	(13)
Unrealized gain on marketable securities	(787)	—
Non-cash items, net	25	—
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(590)	(517)
Inventories, net	(232)	(81)
Accounts payable	216	397
Other current assets	(137)	(104)
Other current liabilities	517	230
Change in pension and postretirement assets and liabilities, net	(49)	(59)
Net cash provided by operating activities	1,123	1,131
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(223)	(167)
Acquisitions, net of cash received	1	(1,418)
Proceeds from divestitures including equity method investments	1,034	66
(Payments)/proceeds from investments and derivative settlements	(176)	78
Net cash provided by/(used in) investing activities	636	(1,441)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Net issuances/(repayments) of short-term borrowings	156	217
Long-term debt proceeds	—	1,991
Long-term debt repayments	(1,036)	(2,306)
Repurchases of Common Stock	(399)	(751)
Dividends paid	(529)	(491)
Other	51	60
Net cash used in financing activities	(1,757)	(1,280)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(10)
Cash, cash equivalents and restricted cash:
(Decrease)/Increase	(9)	(1,600)
Balance at beginning of period	1,948	3,553
Balance at end of period	$1,939	$1,953

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation
The condensed consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries, except our Venezuelan subsidiaries that were deconsolidated in 2015. All intercompany transactions are eliminated. The noncontrolling interest represents the noncontrolling investors' interests in the results of subsidiaries that we control and consolidate. We account for investments over which we exercise significant influence under the equity method of accounting. Investments with readily determinable fair values for which we do not have the ability to exercise significant influence are measured at fair value.

War in Ukraine
In February 2022, Russia began a military invasion of Ukraine and we closed our operations and facilities in Ukraine. In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. During the first quarter of 2022, we evaluated and impaired these and other related assets. We recorded $143 million of total expenses ($145 million after-tax) incurred as a direct result of the war. We reversed $22 million during the remainder of 2022 and $3 million during the first quarter of 2023 of previously recorded charges primarily as a result of higher than expected collection of trade receivables and inventory recoveries. We continue to make targeted repairs on both our plants and have partially reopened and restarted limited production in both plants. We also continue to support our Ukraine employees, including paying salaries to those not yet able to return to work until full production returns. We continue to consolidate both our Ukrainian and Russian subsidiaries and continue to evaluate our ability to control our operating activities and businesses on an ongoing basis. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the ongoing effects of the war in Ukraine, and its impact on the global economic environment, our estimates could be significantly different than future performance.

Highly Inflationary Accounting
Within our consolidated entities, Argentina and Türkiye (Turkey) are accounted for as highly inflationary economies. Argentina and Türkiye represent 1.5% and 1.0% of our consolidated net revenues with remeasurement losses of $11 million and $1 million for the period ended March 31, 2023, respectively.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash within other current assets of $22 million as of March 31, 2023 and $25 million as of December 31, 2022. Total cash, cash equivalents and restricted cash was $1,939 million as of March 31, 2023 and $1,948 million as of December 31, 2022.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2023	$(45)	$(59)	$(14)
Current period provision for expected credit losses	(16)	(5)	—
Write-offs charged against the allowance	2	—	—
Currency	(1)	(1)	—
Balance at March 31, 2023	$(60)	$(65)	$(14)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $858 million as of March 31, 2023 and $516 million as of December 31, 2022. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $39 million in operating lease and $27 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2023 and $95 million in operating lease and $56 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2022.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers are from 30 to 180 days, which we deem to be commercially reasonable. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Under these programs, our suppliers, at their sole discretion, determine invoices that they want to sell to participating financial institutions. Our suppliers’ voluntary inclusion of invoices in SCF programs has no bearing on our payment terms or amounts due. Our responsibility is limited to making payments based upon the agreed-upon contractual terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF programs and we have no economic interest in the suppliers’ decision to participate in the SCF programs. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheet. We have been informed by the participating financial institutions that as of March 31, 2023 and December 31, 2022, $2.5 billion and $2.4 billion, respectively, of our outstanding accounts payable related to suppliers that participate in the SCF programs.

New Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which requires companies to recognize and measure customer contract assets and contract liabilities acquired in a business combination as if the acquiring company originated the related revenue contracts. Prior to adopting this ASU, acquired contract assets and liabilities were measured at fair value. This ASU is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. We adopted this standard in the first quarter of 2023 and it did not have an impact on our consolidated financial statements.

In September 2022, the FASB issued an ASU which enhances the transparency of supplier finance programs by requiring additional disclosure about the key terms of these programs and a roll-forward of the related obligations to understand the effects of these programs on working capital, liquidity and cash flows. The ASU is effective for fiscal years beginning after December 15, 2022, except for the roll-forward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We adopted, with the exception of the roll-forward requirement, this standard in the first quarter of 2023 and it did not have a material impact on our consolidated financial statements and related disclosures.

Note 2. Acquisitions and Divestitures

Acquisitions

Ricolino
On November 1, 2022, we acquired 100% of the equity of Grupo Bimbo's confectionery business, Ricolino, located primarily in Mexico. The acquisition of Ricolino builds on our continued prioritization of fast-growing snacking segments in key geographies. The cash consideration paid for Ricolino totaled $26 billion Mexican pesos ($1.3 billion), net of cash received.

We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$22
Receivables	86
Inventory	70
Other current assets	3
Property, plant and equipment	144
Operating leases right of use assets	17
Definite-life intangible assets	218
Indefinite-life intangible assets	339
Goodwill	714
Assets acquired	$1,613
Current liabilities	177
Deferred tax liability	77
Operating lease liabilities	17
Other liabilities	12
Total purchase price	$1,330
Less: cash received	(22)
Net Cash Paid	$1,308

Within identifiable intangible assets, we allocated $339 million to trade names, which have an indefinite life. The fair value for the Ricolino, Dulces Vero, LaCorona and Coronado trade names were determined using the Relief from Royalty method, a form of the income approach, at the acquisition date. The fair value measurement of indefinite-life intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include estimates of future sales, discount and royalty rates.

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

Ricolino added incremental net revenues of $171 million and operating income of $9 million during the three months ended March 31, 2023. We incurred acquisition integration costs of $6 million during the three months ended March 31, 2023.

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

We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$99
Receivables	76
Inventory	124
Other current assets	9
Property, plant and equipment	186
Operating leases right of use assets	22
Deferred tax assets	92
Definite-life intangible assets	200
Indefinite-life intangible assets	1,450
Goodwill	1,020
Other assets	11
Assets acquired	$3,289
Current liabilities	159
Contingent consideration	440
Other liabilities	15
Total purchase price	$2,675
Less: cash received	(99)
Net Cash Paid	$2,576

Within identifiable intangible assets, we allocated $1,450 million to trade names, which have an indefinite life. The fair value for the Clif and Luna trade names, were determined using the Relief from Royalty method, a form of the income approach, at the acquisition date. The fair value measurement of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include forecasted future revenue, discount and royalty rates. We expect to generate a meaningful cash tax benefit over time from the amortization of acquisition-related intangibles.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across the U.S. and other key markets. All of the goodwill was assigned to the North America operating segment. Tax deductible goodwill is expected to be $1.4 billion and will be amortized.

Clif Bar added incremental net revenues of $218 million and operating income of $35 million during the three months ended March 31, 2023. We incurred acquisition integration costs of $39 million during the three months ended March 31, 2023. These acquisition integration costs include an increase to the contingent consideration liability due to changes to underlying assumptions. Refer to Note 9, Financial Instruments for additional information.

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

We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as follows:

(in millions)
Cash	$52
Receivables	102
Inventory	60
Other current assets	3
Property, plant and equipment	379
Finance leases right of use assets	8
Definite-life intangible assets	48
Indefinite-life intangible assets	686
Goodwill	795
Other assets	77
Assets acquired	$2,210
Current liabilities	133
Deferred tax liability	158
Finance lease liabilities	8
Other liabilities	21
Total purchase price	$1,890
Less: long-term debt	(436)
Less: cash received	(52)
Net Cash Paid	$1,402

Within identifiable intangible assets, we allocated $686 million to trade names, which have an indefinite life. The fair value for the 7 Days trade name, which is the primary asset acquired, was determined using the multi-period excess earnings method under the income approach at the acquisition date. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include forecasted future cash flows and discount rates.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Europe operating segment.

We incurred acquisition integration costs of $6 million during the three months ended March 31, 2023. We incurred acquisition-related costs of $21 million and acquisition integration costs of $35 million during the three months ended March 31, 2022.

Divestitures

Developed Market Gum - Held for Sale
On December 16, 2022, Mondelēz entered into an agreement to sell its developed market gum business in North America and Europe for $1.4 billion. It is expected to close in Q4 2023, subject to relevant antitrust approvals and closing conditions. In connection with these agreements, we concluded that the disposal group met the held for sale criteria as of December 31, 2022. The disposal group is included as part of the North America and Europe operating segments.

We incurred divestiture-related costs of $30 million during the three months ended March 31, 2023.

Total assets and liabilities held for sale are comprised of the following:

	As of March 31, 2023	As of December 31, 2022
	(in millions)
Inventories, net	$90	$79
Current assets held for sale (1)	$90	$79
Property, plant and equipment, net	161	159
Goodwill	292	292
Intangible assets, net	677	671
Noncurrent assets held for sale (2)	$1,130	$1,122

Accrued employment costs	6	4
Current liabilities held for sale (3)	$6	$4
Deferred income taxes	13	15
Noncurrent liabilities held for sale (4)	$13	$15
(1)Reported in Other current assets on the condensed consolidated balance sheets.
(2)Reported in Other assets on the condensed consolidated balance sheets.
(3)Reported in Other current liabilities on the condensed consolidated balance sheets.
(4)Reported in Other liabilities on the condensed consolidated balance sheets.

Note 3. Inventories

Inventories consisted of the following:

	As of March 31, 2023	As of December 31, 2022
	(in millions)
Raw materials	$1,096	$1,031
Finished product	2,680	2,501
	3,776	3,532
Inventory reserves	(149)	(151)
Inventories, net	$3,627	$3,381

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31, 2023	As of December 31, 2022
	(in millions)
Land and land improvements	$378	$378
Buildings and building improvements	3,319	3,250
Machinery and equipment	12,050	11,724
Construction in progress	825	879
	16,572	16,231
Accumulated depreciation	(7,441)	(7,211)
Property, plant and equipment, net	$9,131	$9,020

For the three months ended March 31, 2023, capital expenditures of $223 million excluded $290 million of accrued capital expenditures remaining unpaid at March 31, 2023 and included payment for a portion of the $324 million of capital expenditures that were accrued and unpaid at December 31, 2022. For the three months ended March 31, 2022, capital expenditures of $167 million excluded $244 million of accrued capital expenditures remaining unpaid at March 31, 2022 and included payment for a portion of the $249 million of capital expenditures that were accrued and unpaid at December 31, 2021.

Note 5. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
January 1, 2022	$674	$3,365	$7,830	$10,109	$21,978
Currency	41	(233)	(550)	(15)	(757)
Acquisitions (1)	714	—	795	1,020	2,529
Held for Sale (1)	—	—	(66)	(226)	(292)
Divestitures	(8)	—	—	—	(8)
Balance at December 31, 2022	$1,421	$3,132	$8,009	$10,888	$23,450
Currency	95	(18)	73	4	154
Balance at March 31, 2023	$1,516	$3,114	$8,082	$10,892	$23,604
(1)Refer to Note 2, Acquisitions and Divestitures for more information.

Intangible Assets
Intangible assets consisted of the following:

	As of March 31, 2023			As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-life intangible assets	$3,389	$(2,110)	$1,279	$3,354	$(2,057)	$1,297
Indefinite-life intangible assets (1)	18,531	—	18,531	18,413	—	18,413
Total	$21,920	$(2,110)	$19,810	$21,767	$(2,057)	$19,710
(1)In 2022, we recorded $101 million of intangible asset impairment charges related to two biscuit brands in AMEA segment, of which $78 million was recorded in the first quarter and $23 million was recorded in the third quarter.

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $39 million for the three months ended March 31, 2023 and $32 million for the three months ended March 31, 2022. For the next five years, we currently estimate annual amortization expense of approximately $150 million in 2023-2025, approximately $95 million in 2026 and approximately $90 million in 2027 (reflecting March 31, 2023 exchange rates).

Impairment Assessment
We test our reporting units and brands for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount.During the first quarter of 2023, we evaluated our goodwill impairment and intangible asset impairment risk through an assessment of potential triggering events. We considered qualitative and quantitative information in our assessment. We concluded there were no impairment indicators.

During our 2022 annual indefinite-life intangible asset testing, we identified eight brands that each had a fair value in excess of book value of 10% or less. The aggregate book value of the eight brands was $1.6 billion as of March 31, 2023. We believe our current plans for each of these brands will allow them to not be impaired, but if the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly then a brand or brands could become impaired in the future.

Note 6. Investments

Marketable Securities
On March 2, 2023, we sold approximately 30 million shares of Keurig Dr Pepper Inc. (Nasdaq: "KDP"), which reduced our ownership interest by 2.1%, from 5.3% to 3.2% of the total outstanding shares. We received approximately $1.0 billion in proceeds and recorded a pre-tax gain of $493 million (or $366 million after tax) on this sale during the first quarter of 2023. This reduction in ownership, to below 5% of the outstanding shares of KDP, resulted in a change of accounting for our KDP investment, from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") as we no longer have significant influence over KDP. These marketable securities are measured at fair value based on quoted prices in active markets for identical assets (Level 1). On March 2, 2023, the date we changed from equity method accounting to marketable securities accounting for this investment, we recorded unrealized gains for marketable securities of $755 million (or $562 million after tax). We recorded an additional unrealized gain of $32 million (or $24 million after tax) during the first quarter, for a total unrealized gain of $787 million (or $586 million after tax) during the first quarter of 2023. We reported marketable securities of $1.6 billion as of March 31, 2023 in other current assets in the Company's Condensed Consolidated Balance Sheet.

Equity Method Investments
Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of March 31, 2023, we owned 19.7%, 50.0% and 49.0%, respectively, of these companies' outstanding shares. We continue to have board representation with two directors on the JDEP's Board of Directors and have retained certain additional governance rights. As we continue to have significant influence, we continue to account for our investment in JDEP under the equity method.

Our investments accounted for under the equity method of accounting totaled $3.4 billion as of March 31, 2023 and $4.9 billion as of December 31, 2022. The investment balance as of December 31, 2022 is inclusive of our investment in KDP. We recorded equity earnings of $35 million and cash dividends of $102 million in the first quarter of 2023 and equity earnings of $117 million and cash dividends of $107 million in the first quarter of 2022.

Based on the quoted closing prices as of March 31, 2023, the fair value of our publicly-traded investment in JDEP was $2.8 billion, and there was no other than temporary impairment identified.

In 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity in September 2024 at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDE Peet’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDE Peet's shares, this would represent approximately 8.5 million shares or approximately 9% of our equity interest in JDE Peet's as of March 31, 2023. Refer to Note 9, Financial Instruments, for further details on this transaction.

On March 30, 2023, we issued options to sell shares of JDEP in tranches equivalent to approximately 7.7 million shares. These options are exercisable at their maturities which are between July 3, 2023 and September 29, 2023, with strike prices ranging from €26.10 to €28.71 per share. In addition, on April 3, 2023, we sold approximately 7.7 million shares of JDEP and received cash proceeds of €199 million. This reduced our ownership interest by 1.6%, from 19.7% to 18.1% of the total outstanding shares. If all options issued on March 30, 2023 are exercised, our ownership interest will be reduced by an additional 1.6%. As we continue to have significant influence, we will continue to account for our investment in JDEP under the equity method.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and implementation charges of $5.2 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2023.

Restructuring Costs
The Simplify to Grow Program liability activity for the three months ended March 31, 2023 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability balance, January 1, 2023	$164	$—	$164
Charges (2)	29	1	30
Cash spent (3)	(18)	—	(18)
Non-cash settlements/adjustments (4)	—	(1)	(1)
Currency	2	—	2
Liability balance, March 31, 2023 (5)	$177	$—	$177

(1)Includes gains as a result of assets sold which are included in the restructuring program.
(2)We recorded restructuring charges of $30 million in the first quarter of 2023 and $11 million in the first quarter of 2022 within asset impairment and exit costs and benefit plan non-service income.
(3)We spent $18 million in the first quarter of 2023 and $17 million in the first quarter of 2022 in cash severance and related costs.
(4)We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments), and other non-cash adjustments, including any gains on sale of restructuring program assets, which totaled a charge of $1 million in the first quarter of 2023 and a charge of $2 million in the first quarter of 2022.
(5)At March 31, 2023, $135 million of our net restructuring liability was recorded within other current liabilities and $42 million was recorded within other long-term liabilities.

Implementation Costs
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $5 million in the first quarter of 2023 and $20 million in the first quarter of 2022. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs
During the three months ended March 31, 2023 and March 31, 2022, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended March 31, 2023
Restructuring Costs	$—	$1	$30	$(1)	$—	$30
Implementation Costs	—	—	—	—	5	5
Total	$—	$1	$30	$(1)	$5	$35
For the Three Months Ended March 31, 2022
Restructuring Costs	$(1)	$2	$2	$8	$—	$11
Implementation Costs	1	1	5	7	6	20
Total	$—	$3	$7	$15	$6	$31
Total Project (Inception to Date)
Restructuring Costs	$548	$555	$1,193	$656	$150	$3,102
Implementation Costs	303	245	569	590	373	2,080
Total	$851	$800	$1,762	$1,246	$523	$5,182

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2023		As of December 31, 2022
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$2,350	4.8%	$2,209	4.7%
Bank loans	111	9.5%	90	9.1%
Total short-term borrowings	$2,461		$2,299

Our uncommitted credit lines and committed credit lines available as of March 31, 2023 and December 31, 2022 include:

	As of March 31, 2023		As of December 31, 2022
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,306	$111	$1,335	$90
Credit facility expiry (1):
February 22, 2023	—	—	2,500	—
March 11, 2023	—	—	2,000	—
February 21, 2024	1,500	—	—	—
July 29, 2025 (2)	2,000	1,000	2,000	2,000
February 23, 2027	4,500	—	4,500	—

(1)We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At March 31, 2023, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $39.0 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(2)On March 31, 2022, we entered into a supplemental term loan credit facility that can be utilized for general corporate purposes, including acquisitions. Under this agreement, we may draw up to a total of $2.0 billion in term loans from the facility. On July 29, 2022, we drew down $2.0 billion in term loans, due July 29, 2025, bearing interest at a variable annual rate based on SOFR plus an applicable margin. On March 3, 2023, we repaid $1.0 billion in term loans. Subsequently on April 3, 2023, we repaid $0.3 billion.

On April 6, 2023, we entered into an additional revolving credit agreement that can be utilized for general corporate purposes and to support our commercial paper program. Under this agreement, we may draw up to a total of $2.0 billion from the facility. This agreement will terminate on December 29, 2023.

Long-Term Debt
As of March 31, 2023, the Company reclassified the net carrying value of debt of $800 million due within one year from long-term debt to current portion of long-term debt.

Fair Value of Our Debt
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

	As of March 31, 2023	As of December 31, 2022
	(in millions)
Fair Value	$19,782	$20,217
Carrying Value	$22,202	$22,933

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Interest expense, debt	$153	$91
Loss on debt extinguishment and related expenses	—	129
Other (income), net	(58)	(52)
Interest and other expense, net	$95	$168

Other income, net includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts. Refer to Note 9, Financial Instruments.

Note 9. Financial Instruments

Fair Value of Derivative Instruments
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2023		As of December 31, 2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$123	39	$132	35
Net investment hedge derivative contracts (1)	225	242	265	241
	$348	$281	$397	$276
Derivatives not designated as accounting hedges:
Currency exchange contracts	$213	$126	$185	$103
Commodity contracts	346	332	200	247
Interest rate contracts	6	2	8	—
Equity method investment contracts (2)	—	1	—	3
	$565	$461	$393	$353
Total fair value	$913	$742	$790	$629

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
(2)Equity method investment contracts consist of two types of derivatives: (a) options to sell shares of JDEP in tranches equivalent to approximately 7.7 million shares that are exercisable at maturity over the third quarter of 2023 with strike prices ranging between €26.10 and €28.71 per share and (b) the bifurcated embedded derivative option that was a component of the September 20, 2021 €300 million exchangeable bonds issuance. Refer to Note 8, Debt and Borrowing Arrangements.

We record derivative assets and liabilities on a gross basis on our condensed consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and other assets and the fair value of our liability derivatives is recorded within other current liabilities and other liabilities.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of March 31, 2023
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$87	$—	$87	$—
Commodity contracts	14	(17)	31	—
Interest rate contracts	88	—	88	—
Net investment hedge contracts	(17)	—	(17)	—
Equity method investment contracts	(1)	—	(1)	—
Total derivatives	$171	$(17)	$188	$—

	As of December 31, 2022
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$82	$—	$82	$—
Commodity contracts	(47)	(35)	(12)	—
Interest rate contracts	105	—	105	—
Net investment hedge contracts	24	—	24	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$161	$(35)	$196	$—

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

Derivative Volume
The notional values of our hedging instruments were:

	Notional Amount
	As of March 31, 2023	As of December 31, 2022
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,504	$2,085
Forecasted transactions	7,032	5,470
Commodity contracts	11,802	12,131
Interest rate contracts	4,304	4,147
Net investment hedges:
Net investment hedge derivative contracts	7,589	7,319
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,453	3,410
Swiss franc notes	645	638
Canadian dollar notes	444	443

Cash Flow Hedges
Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 13, Reclassifications from Accumulated Other Comprehensive Income for further information on current period activity.

Based on current market conditions, we would expect to transfer losses of $8 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage
As of March 31, 2023, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 3 years, 5 months.

Hedges of Net Investments in International Operations
Net investment hedge ("NIH") derivative contracts
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of March 31, 2023 was $7.6 billion.

Net investment hedge derivative contract impacts on other comprehensive earnings and net earnings were:

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
After-tax (loss)/gain on NIH contracts(1)	$(5)	$41

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$36	$22

(1)We elected to record changes in the fair value of amounts excluded from the assessment of effectiveness in net earnings within interest and other expense, net.

Non-U.S. dollar debt designated as net investment hedges
After-tax gains/(losses) related to hedges of net investments in international operations were recorded within the cumulative translation adjustment section of other comprehensive income and were:

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Euro notes	$(33)	$74
British pound sterling notes	—	8
Swiss franc notes	(5)	6
Canadian notes	(1)	(4)

Economic Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,		Location of Gain/(Loss) Recognized in Earnings
	2023	2022
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$22	$(11)	Interest and other expense, net
Forecasted transactions	2	(7)	Cost of sales
Forecasted transactions	5	21	Interest and other expense, net
Forecasted transactions	(5)	2	Selling, general and administrative expenses
Commodity contracts	(2)	237	Cost of sales
Equity method investment contracts	2	—	Gain on equity method investment transactions
Total	$24	$242

Fair Value of Contingent Consideration
The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Liability at beginning of period	$642	$159
Changes in fair value	17	6
Liability at end of period	$659	$165

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2023
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$465	$—	$—	$465
Other (2)	194	—	—	194
Total contingent consideration	$659	$—	$—	$659

	As of December 31, 2022
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$452	$—	$—	$452
Other (2)	190	—	—	190
Total contingent consideration	$642	$—	$—	$642

(1)In connection with the Clif Bar acquisition, we entered into a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain net revenue, gross profit and EBITDA targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The other contingent consideration liabilities are recorded at fair value within long term liabilities. The estimated fair value of the contingent consideration obligation at the acquisition date was determined using a Monte Carlo simulation and recorded in other liabilities. Significant assumptions used in assessing the fair value of the liability include financial projections for net revenue, gross profit, and EBITDA, as well as discount and volatility rates. Fair value adjustments are primarily recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.
(2)The other contingent consideration liabilities are recorded at fair value, with $113 million and $102 million classified as other current liabilities and $81 million and $88 million classified as long term liabilities at March 31, 2023 and December 31, 2022. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, including management's latest estimate of forecasted future results. Other key assumptions included discount rate and volatility. Fair value adjustments are recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Service cost	$1	$1	$14	$39
Interest cost	15	11	76	41
Expected return on plan assets	(25)	(18)	(102)	(93)
Amortization:
Net loss from experience differences	—	3	11	19
Prior service cost/(benefit)	1	—	—	(1)
Settlement losses and other expenses	5	3	—	—
Net periodic pension (benefit)/cost	$(3)	$—	$(1)	$5

Employer Contributions
During the three months ended March 31, 2023, we contributed $2 million to our U.S. pension plans and $37 million to our non-U.S. pension plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of March 31, 2023, we plan to make further contributions of approximately $4 million to our U.S. plans and $82 million to our non-U.S. plans for the remainder of 2023. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans
On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $3 million in the three months ended March 31, 2023 and March 31, 2022, within interest and other expense, net. As of March 31, 2023, the remaining discounted withdrawal liability was $340 million, with $15 million recorded in other current liabilities and $325 million recorded in long-term other liabilities.

Postretirement and Postemployment Benefit Plans
The net periodic postretirement cost was zero for the three months ended March 31, 2023 and $3 million for the three months ended March 31, 2022. The net periodic postemployment cost was $1 million for the three months ended March 31, 2023 and $1 million for the three months ended March 31, 2022.

Note 11. Stock Plans

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2023	20,490,250	$46.31	5 years	$417	million
Annual grant to eligible employees	2,452,110	65.36
Additional options issued	3,310	66.25
Total options granted	2,455,420	65.36
Options exercised (1)	(1,453,616)	34.75		$46	million
Options canceled	(109,897)	48.36
Balance at March 31, 2023	21,382,157	49.27	6 years	$437	million

(1)Cash received from options exercised was $49 million in the three months ended March 31, 2023. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $8 million in the three months ended March 31, 2023.

Performance Share Units and Other Stock-Based Awards
Our performance share unit (PSU), deferred stock unit (DSU) and other stock-based activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2023	4,451,674		$60.12
Annual grant to eligible employees:		Mar 2, 2023
Performance share units	895,410		68.59
Deferred stock units	578,570		65.36
Additional shares granted (1)	675,395	Various	65.13
Total shares granted	2,149,375		66.63	$143	million
Vested (2) (3)	(1,598,781)		63.07	$101	million
Forfeited (2)	(91,430)		60.77
Balance at March 31, 2023	4,910,838		61.99

(1)Includes PSUs and DSUs.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $2 million in the three months ended March 31, 2023.
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

Share Repurchase Program
Between 2013 and 2020, our Board of Directors authorized the repurchase of a total of $23.7 billion of our Common Stock and extended the program through December 31, 2023. Prior to January 1, 2023, we had repurchased approximately $22.0 billion of Common Stock pursuant to this authorization. Our Board of Directors approved a new program authorizing the repurchase of up to $6.0 billion of our Common Stock through December 31, 2025. This authorization, effective January 1, 2023, replaces our current share repurchase program. Repurchases under the program are determined by management and are wholly discretionary.

During the three months ended March 31, 2023, we repurchased approximately 6.2 million shares of Common Stock at an average cost of $65.93 per share, or an aggregate cost of approximately $407 million, all of which was paid during the period except for approximately $8 million settled in April 2023. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2023, we have approximately $5.6 billion in remaining share repurchase capacity.

Note 12. Commitments and Contingencies

Legal Proceedings
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

As previously disclosed, in November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. We have been cooperating with the investigation and discussions with the European Commission are progressing in an effort to reach a negotiated, proportionate resolution in this matter. As of March 31, 2023 and December 31, 2022, we have accrued (in accordance with U.S. GAAP) a liability of €300 million ($325 million as of March 31, 2023) within other current liabilities in the consolidated balance sheet as an estimate of the possible cost to resolve this matter. It is not possible to predict if our ongoing discussions will result in a negotiated resolution, or result in a negotiated resolution in a higher amount, or when we will have clarity on the ultimate outcome of these discussions. If our discussions do not result in a negotiated resolution, we expect that the European Commission will pursue proceedings against the Company, including the imposition of a fine, and we would defend against any allegations made in such proceedings. There is a possibility that the final liability could be materially higher than the amount accrued. However, due to the inherent uncertainty of the discussions and possible outcomes, any possible loss or range of loss different from the amount accrued is not reasonably estimable at this time.

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2023, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net gains of $30 million in the first quarter of 2023 and $42 million in the first quarter of 2022.

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,808)	$(9,097)
Currency translation adjustments	173	6
Tax (expense)/benefit	(22)	44
Other comprehensive earnings/(losses)	151	50
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(2)	4
Balance at end of period	(9,659)	(9,043)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,105)	$(1,379)
Net actuarial gain/(loss) arising during period	2	44
Tax (expense)/benefit on net actuarial gain/(loss)	—	—
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	8	20
Settlement losses and other expenses (1)	5	3
Tax expense/(benefit) on reclassifications (3)	(3)	(6)
Currency impact	(18)	32
Other comprehensive earnings/(losses)	(6)	93
Balance at end of period	(1,111)	(1,286)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(34)	$(148)
Net derivative gains/(losses)	(28)	26
Tax (expense)/benefit on net derivative gain/(loss)	(3)	(1)
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)	18	48
Tax expense/(benefit) on reclassifications (3)	2	(23)
Currency impact	1	2
Other comprehensive earnings/(losses)	(10)	52
Balance at end of period	(44)	(96)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,947)	$(10,624)
Total other comprehensive earnings/(losses)	135	195
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(2)	4
Other comprehensive earnings/(losses) attributable to Mondelēz International	133	199
Balance at end of period	$(10,814)	$(10,425)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(2)These reclassified gains or losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 14. Income Taxes

As of the first quarter of 2023, our estimated annual effective tax rate, which excludes discrete tax impacts, was 24.3%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2023 first quarter effective tax rate of 29.6% was high due to a $127 million net tax expense incurred in connection with the KDP share sale (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes). Associated with the KDP share sale, we also recorded a $201 million net tax expense related to the change of accounting for our KDP investment from equity method investment accounting to accounting for equity interests with readily determinable fair values. Excluding these tax impacts as well as the associated pre-tax impacts, our effective tax rate for the three months ended March 31, 2023 of 23.0% was favorably impacted by discrete net tax benefits of $20 million, primarily driven by a $30 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

As of the first quarter of 2022, our estimated annual effective tax rate, which excluded discrete tax impacts, was 24.8%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The estimated annual effective tax rate also considers the impact of the establishment of a valuation allowance related to a deferred tax asset arising from the anticipated 2022 Ukraine loss. Our effective tax rate for the three months ended March 31, 2022 of 21.9% was favorably impacted by discrete net tax benefits of $62 million, primarily driven by the Chipita acquisition, which resulted in the release of a portion of the valuation allowance recorded against the deferred tax asset for the step-up of intangible assets in Switzerland.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
Net earnings	$2,089	$861
Noncontrolling interest earnings	(8)	(6)
Net earnings attributable to Mondelēz International	$2,081	$855
Weighted-average shares for basic EPS	1,366	1,389
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	7	9
Weighted-average shares for diluted EPS	1,373	1,398
Basic earnings per share attributable to Mondelēz International	$1.52	$0.62
Diluted earnings per share attributable to Mondelēz International	$1.52	$0.61

We exclude antidilutive Mondelēz International stock options and long-term incentive plan shares from our calculation of weighted-average shares for diluted EPS, which are 2.2 million in the first quarter of 2023 and 2.1 million in the first quarter of 2022.

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Net revenues:
Latin America	$1,211	$826
AMEA	1,939	1,867
Europe	3,307	2,935
North America	2,709	2,136
Net revenues	$9,166	$7,764
Earnings before income taxes:
Operating income:
Latin America	$139	$103
AMEA	360	272
Europe	507	377
North America	566	418
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	49	27
General corporate expenses	(77)	(50)
Amortization of intangible assets	(39)	(32)
Acquisition-related costs	—	(21)
Operating income	1,505	1,094
Benefit plan non-service income	19	33
Interest and other expense, net	(95)	(168)
Gain on marketable securities	796	—
Earnings before income taxes	$2,225	$959

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

Net revenues by product category were:

	For the Three Months Ended March 31, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$276	$669	$1,062	$2,313	$4,320
Chocolate	368	747	1,670	84	2,869
Gum & Candy	348	206	233	312	1,099
Beverages	111	208	33	—	352
Cheese & Grocery	108	109	309	—	526
Total net revenues	$1,211	$1,939	$3,307	$2,709	$9,166

	For the Three Months Ended March 31, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$224	$657	$951	$1,799	$3,631
Chocolate	248	706	1,512	77	2,543
Gum & Candy	172	203	152	260	787
Beverages	102	197	32	—	331
Cheese & Grocery	80	104	288	—	472
Total net revenues	$826	$1,867	$2,935	$2,136	$7,764

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

Our overall outlook for future snacks revenue growth remains strong; however, we anticipate ongoing volatility in response to supply chain issues, including labor and transportation constraints, and COVID-related risks. We will continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and business risks while also prioritizing and supporting our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets.

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
During the remainder of 2022, the war continued through parts of Ukraine. We continue to make targeted repairs on both our plants. We relaunched our systems and implemented additional safety and security measures. In late June, we partially reopened the Vyshhorod plant and restarted limited potato chip production and in late November, we reopened the Trostyanets plant and restarted limited chocolate production. We also continue to support our Ukraine employees, including paying salaries to those not yet able to return to work until full production returns. See Note 1, Basis of Presentation - War in Ukraine, to the condensed consolidated financial statements, and refer to Items Affecting Comparability of Financial Results for additional information.

As a food company, we continue to work to support the continuity of food supply and provide packaged foods to consumers. We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations given we believe we play a role in the continuity of the food supply. We are complying and will comply with applicable international sanctions and other measures that have been or may be imposed on Russian entities. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis, and we continue to consolidate both our Ukrainian and Russian subsidiaries. During the first quarter of 2022, Ukraine generated 0.3% and Russia generated 2.4% of consolidated net revenue and during the first quarter of 2023, Ukraine generated 0.4% and Russia generated 2.8% of consolidated net revenue. Our Russian business has grown as a result of the stronger Russian ruble versus the U.S. dollar at the start of 2023 and increased price. The combination of pricing, suspension of advertising and ruble strength has resulted in a significant increase in the profitability of the Russian business and contributed to the growth of our consolidated performance. Our decision to suspend new capital investments in Russia has not had a material impact on our ability to meet demand within our Russian business during 2023. We believe the war in Ukraine has had a negative impact on our business throughout the rest of our Europe operating segment, but the impact of this is difficult to quantify. We cannot predict if the recent strength in our Russian business will continue in the future.

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

Additionally in 2022, we announced our intention to divest our developed market gum and global Halls candy businesses and in the fourth quarter of 2022, we announced an agreement to sell the developed market gum business with an anticipated closing in the fourth quarter of 2023, subject to relevant antitrust approvals and closing conditions.

Refer to Note 2, Acquisitions and Divestitures, for additional details.

Investment Transactions

Keurig Dr Pepper Transactions
In 2023, we sold approximately 30 million shares, which reduced our ownership interest by 2.1% to 3.2% of the total outstanding shares. We recorded a pre-tax gain of $493 million (or $366 million after tax). This reduction in ownership, to below 5%, resulted in a change of accounting for our investment, from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") as we no longer have significant influence. Due to the change of accounting, we reported unrealized gains for marketable securities of $787 million (or $586 million after tax).

JDE Peet’s Transactions
On March 30, 2023, we issued options to sell shares of JDEP in tranches equivalent to approximately 7.7 million shares. These options are exercisable at maturity during the third quarter of 2023 with a potential impact to our ownership if the options are exercised. On April 3, 2023, we sold approximately 7.7 million shares of JDEP, which reduced our ownership interest by 1.6% to 18.1%.

For additional information, refer to Note 6, Investments and Note 9, Financial Instruments.

Highly Inflationary Accounting

Türkiye
During the first quarter of 2022, we concluded that Türkiye became a highly inflationary economy for accounting purposes. As of April 1, 2022, we began to apply highly inflationary accounting for our subsidiaries operating in Türkiye.

See Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting for additional details.

U.K. advertising and promotion ban

In the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds is expected to go into effect in October 2025, and new measures restricting certain promotions are expected to go into effect in October 2023. Restrictions on in-store placement of some of those products went into effect in October 2022. Although we are unable to estimate precisely the impact of the restrictions, they did not have a significant impact on our consolidated financial statements in the first quarter of 2023.

Taxes

We continue to monitor existing and potential future tax reform around the world. On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the guidance available thus far, we expect to meet the criteria of a large corporation but we do not believe this legislation will have a material impact on our consolidated financial statements. We will continue to evaluate it as additional guidance and clarification becomes available. We also continue to monitor countries’ progress toward enactment of the Organization of Economic Cooperation and Development’s model rules on a global minimum tax. While numerous countries have proposed new legislation in this area (and two countries have enacted it), any new law is only expected to be effective for taxable years beginning after December 31, 2023. If broadly enacted, these laws could have a material effect on us.

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

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, as highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2022.

Summary of Results

•Net revenues increased 18.1% to $9.2 billion in the first quarter of 2023 as compared to the same period in the prior year. In the first quarter of 2023, our net revenue growth continued to reflect increased demand for most of our snack category products in both our emerging and developed markets relative to 2022. Overall, our net revenue growth in the first quarter of 2023 was driven by higher net pricing, incremental net revenues from our acquisitions of Clif Bar and Ricolino in 2022 and favorable volume/mix, partially offset by unfavorable currency translation and the impact of divestitures in 2022.

•Organic Net Revenue, a non-GAAP financial measure, increased 19.4% to $9.3 billion in the first quarter of 2023 as compared to same period in the prior year. During the first quarter of 2023, Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. We use Organic Net Revenue as it provides improved year-over-year comparability of our underlying operating results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures).

•Diluted EPS attributable to Mondelēz International increased 149.2% to $1.52 in the first quarter of 2023 as compared to the same period in the prior year. Diluted EPS increased in the first quarter of 2023, driven by a mark-to-market gain on marketable securities, gain on equity method investment transactions, lower incremental costs due to the war in Ukraine, an increase in Adjusted EPS, lapping prior-year loss on debt extinguishment, lapping prior-year intangible asset impairment charges, lower acquisition-related costs and favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives. These favorable items were partially offset by higher acquisition integration costs and contingent consideration adjustments, higher equity investee items, higher divestiture-related costs, lower net earnings from divestitures and higher remeasurement loss of net monetary position.

•Adjusted EPS, a non-GAAP financial measure, increased 9.9% to $0.89 in the first quarter of 2023 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS increased 17.3% to $0.95 in the first quarter of 2023 as compared to the same periods in the prior year. Adjusted EPS increased in the first quarter of 2023, primarily driven by operating gains, fewer shares outstanding, lower taxes and dividend income from marketable securities, partially offset by unfavorable currency translation, higher interest expense, lower equity method investment earnings and lower benefit plan non-service income. Adjusted EPS and Adjusted EPS on a constant currency basis are non-GAAP financial measures. We use these measures as they provide improved year-over-year comparability of our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures).

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

		For the Three Months Ended March 31,
	See Note	2023	2022
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(30)	$(11)
Implementation charges		(5)	(20)
Intangible asset impairment charges	Note 5	—	(78)
Mark-to-market gains from derivatives (1)	Note 9	48	28
Acquisition and divestiture-related costs:	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		(51)	(35)
Acquisition-related costs		—	(21)
Divestiture-related costs		(30)	(1)
Incremental costs due to war in Ukraine (2)	Note 1	3	(143)
Remeasurement of net monetary position	Note 1	(12)	(5)
Impact from pension participation changes (1)	Note 10	(3)	(3)
Loss on debt extinguishment and related expenses	Note 8	—	(129)
Gain on marketable securities	Note 6	787	—
Gain/(loss) on equity method investment transactions (3)		485	(5)
Equity method investee items (4)		(48)	(10)
Effective tax rate	Note 14	29.6%	21.9%

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
(4)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, including acquisition and divestiture-related costs and restructuring program costs.

Consolidated Results of Operations

Three Months Ended March 31

	For the Three Months Ended March 31,
	2023	2022	$ change	% change
	(in millions, except per share data)
Net revenues	$9,166	$7,764	$1,402	18.1%
Operating income	1,505	1,094	411	37.6%
Net earnings attributable to Mondelēz International	$2,081	$855	$1,226	143.4%
Diluted earnings per share attributable to Mondelēz International	$1.52	$0.61	$0.91	149.2%

Net Revenues – Net revenues increased $1,402 million (18.1%) to $9,166 million in the first quarter of 2023, and Organic Net Revenue (1) increased $1,502 million (19.4%) to $9,257 million. Developed markets net revenues increased 16.0% and developed markets Organic Net Revenue increased 15.8% (1). Emerging markets net revenues increased 21.4% and emerging markets Organic Net Revenue increased 25.2% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2023
Change in net revenues (by percentage point)
Total change in net revenues	18.1%
Remove the following items affecting comparability:
Unfavorable currency	6.0	pp
Impact of divestitures	0.1	pp
Impact of acquisitions	(4.8)	pp
Total change in Organic Net Revenue (1)	19.4%
Higher net pricing	16.2	pp
Favorable volume/mix	3.2	pp
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 18.1% was driven by our underlying Organic Net Revenue growth of 19.4% and the impact of acquisitions, partially offset by unfavorable currency translation and the impact of divestitures. Overall, we continued to see increased demand for our snack category products. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2022 as well as the effects of input cost-driven pricing actions taken during the first quarter of 2023. Favorable volume/mix was reflected across all regions, primarily due to strong volume gains across our snack category products. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $156 million (constant currency basis) and the August 1, 2022 acquisition of Clif Bar added incremental net revenues of $218 million. Unfavorable currency impacts decreased net revenues by $465 million, primarily due to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, British pound sterling, euro, Indian rupee, Egyptian pound, Turkish lira and Chinese yuan, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble and Mexican peso. The impact of divestitures resulted in a year-over-year reduction in net revenues of $9 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income increased $411 million (37.6%) to $1,505 million in the first quarter of 2023. Adjusted Operating Income (1) increased $204 million (14.8%) to $1,581 million and Adjusted Operating Income on a constant currency basis (1) increased $285 million (20.7%) to $1,662 million due to the following:

	Operating Income	% Change
	(in millions)
Operating Income for the Three Months Ended March 31, 2022	$1,094
Simplify to Grow Program (2)	31
Intangible asset impairment charge (3)	78
Mark-to-market gains from derivatives (4)	(27)
Acquisition integration costs and contingent consideration adjustments (5)	32
Acquisition-related costs (5)	21
Divestiture-related costs (5)	1
Operating income from divestitures (5)	(1)
Remeasurement of net monetary position (6)	5
Incremental costs due to war in Ukraine (6)	143
Adjusted Operating Income (1) for the Three Months Ended March 31, 2022	$1,377
Higher net pricing	1,254
Higher input costs	(930)
Favorable volume/mix	97
Higher selling, general and administrative expenses	(162)
Impact from acquisition (5)	43
Other	(17)
Total change in Adjusted Operating Income (constant currency) (1)	285	20.7%
Unfavorable currency translation	(81)
Total change in Adjusted Operating Income (1)	204	14.8%
Adjusted Operating Income (1) for the Three Months Ended March 31, 2023	$1,581
Simplify to Grow Program (2)	(35)
Mark-to-market gains from derivatives (4)	49
Acquisition integration costs and contingent consideration adjustments (5)	(51)
Divestiture-related costs (5) (7)	(30)
Incremental costs due to war in Ukraine (6)	3
Remeasurement of net monetary position (6)	(12)
Operating Income for the Three Months Ended March 31, 2023	$1,505	37.6%
(1)Refer to the Non-GAAP Financial Measures section.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 9, Financial Instruments, and the Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the November 1, 2022 acquisition of Ricolino, August 1, 2022 acquisition of Clif Bar and January 3, 2022 acquisition of Chipita.
(6)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina and Türkiye.
(7)Divestiture-related costs includes costs incurred associated with our publicly-announced processes to divest our developed markets gum and global Halls businesses.

During the first quarter of 2023, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2022 as well as the effects of input cost-driven pricing actions taken during the first quarter of 2023, was reflected across all regions. Favorable volume/mix was also reflected across all regions. Overall, volume/mix benefited from strong volume growth due to continued increased demand for our snack category products. The increase in input costs was driven by higher raw material costs as well as higher manufacturing costs. Higher raw material costs were in part due to higher dairy, energy, edible oils, sugar, grains, packaging, nuts, cocoa and other ingredients costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials.

Total selling, general and administrative expenses increased $162 million from the first quarter of 2022, due to a number of factors noted in the table above, including in part, the impact of acquisitions, higher divestiture-related costs, higher acquisition integration costs and contingent consideration adjustments and higher remeasurement loss of net monetary position, which were offset by a favorable currency impact related to expenses, lower incremental costs due to the war in Ukraine, lapping prior-year acquisition-related costs and lower implementation costs incurred for the Simplify to Grow program. Excluding these factors, selling, general and administrative expenses also increased $162 million from the first quarter of 2022. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency changes decreased operating income by $81 million due primarily to the strength of the U.S. dollar relative to most currencies, including the British pound sterling, euro, Argentinean peso, Indian rupee, Egyptian pound, Chinese yuan and Turkish lira, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Russian ruble, Mexican peso and Brazilian real.

Operating income margin increased from 14.1% in the first quarter of 2022 to 16.4% in the first quarter of 2023. The increase was primarily driven by lapping prior-year incremental costs due to the war in Ukraine, lapping prior-year intangible asset impairment charges, lapping prior-year acquisition-related costs and favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, partially offset by a decrease in Adjusted Operating Income margin, higher divestiture-related costs, higher acquisition integration costs and contingent consideration adjustments and higher remeasurement loss of net monetary position. Adjusted Operating Income margin decreased from 17.8% for the first quarter of 2022 to 17.2% for the first quarter of 2023. The decrease was driven primarily by higher raw material costs, partially offset by higher net pricing and overhead cost leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,081 million increased by $1,226 million (143.4%) in the first quarter of 2023. Diluted EPS attributable to Mondelēz International was $1.52 in the first quarter of 2023, up $0.91 (149.2%) from the first quarter of 2022. Adjusted EPS (1) was $0.89 in the first quarter of 2023, up $0.08 (9.9%) from the first quarter of 2022. Adjusted EPS on a constant currency basis (1) was $0.95 in the first quarter of 2023, up $0.14 (17.3%) from the first quarter of 2022.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2022	$0.61
Simplify to Grow Program (2)	0.02
Intangible asset impairment charge (2)	0.04
Mark-to-market gains from derivatives (2)	(0.02)
Acquisition integration costs and contingent consideration adjustments (2)	(0.01)
Acquisition-related costs (2)	0.02
Net earnings from divestitures (2)	(0.03)
Loss on debt extinguishment and related expenses (3)	0.07
Incremental cost due to war in Ukraine (2)	0.11
Adjusted EPS (1) for the Three Months Ended March 31, 2022	$0.81
Increase in operations	0.13
Decrease in equity method investment net earnings	(0.01)
Impact from acquisition (2)	0.02
Changes in benefit plan non-service income	(0.01)
Changes in interest and other expense, net (4)	(0.03)
Dividend income from marketable securities	0.01
Changes in income taxes (6)	0.01
Changes in shares outstanding (7)	0.02
Adjusted EPS (constant currency) (1) for the Three Months Ended March 31, 2023	$0.95
Unfavorable currency translation	(0.06)
Adjusted EPS (1) for the Three Months Ended March 31, 2023	$0.89
Simplify to Grow Program (2)	(0.02)
Gain from derivatives (2)	0.03
Acquisition integration costs and contingent consideration adjustments (2)	(0.03)
Divestiture-related costs (2)	(0.02)
Net earnings from divestitures (2)	0.02
Remeasurement of net monetary position (2)	(0.01)
Gain on marketable securities (5)	0.43
Gain on equity method investment transactions (5)	0.26
Equity method investee items (8)	(0.03)
Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2023	$1.52
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
(5)Refer to Note 6, Investments, for more information on gains/losses on equity method investment transactions and marketable securities.
(6)Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.
(7)Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.
(8)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, such as acquisition and divestiture-related costs and restructuring program costs.

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Net revenues:
Latin America	$1,211	$826
AMEA	1,939	1,867
Europe	3,307	2,935
North America	2,709	2,136
Net revenues	$9,166	$7,764
Earnings before income taxes:
Operating income:
Latin America	$139	$103
AMEA	360	272
Europe	507	377
North America	566	418
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	49	27
General corporate expenses	(77)	(50)
Amortization of intangible assets	(39)	(32)
Acquisition-related costs	—	(21)
Operating income	1,505	1,094
Benefit plan non-service income	19	33
Interest and other expense, net	(95)	(168)
Gain on marketable securities	796	—
Earnings before income taxes	$2,225	$959

Latin America

	For the Three Months Ended March 31,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$1,211	$826	$385	46.6%
Segment operating income	139	103	36	35.0%

Three Months Ended March 31

Net revenues increased $385 million (46.6%), due to higher net pricing (31.6 pp), the impact of an acquisition (19.1 pp) and favorable volume/mix (7.4 pp), partially offset by unfavorable currency (9.9 pp) and the impact of divestitures (1.6 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories, primarily in Argentina, Brazil and Mexico. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $156 million (constant currency basis) in the first quarter of 2023. Favorable volume/mix reflected strong volume growth as the region continued to see increased demand for our snack category products. Favorable volume/mix was driven by gains in gum, biscuits & baked snacks, chocolate, candy and cheese & grocery, partially offset by a decline in refreshment beverages. Unfavorable currency impacts were primarily due to the strength of the U.S. dollar relative to several currencies in the region, primarily the Argentinean peso and Colombian peso, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Mexican peso. The impact of divestitures resulted in a year-over-year decline in net revenues of $9 million.

Segment operating income increased $36 million (35.0%), primarily due to higher net pricing and favorable volume/mix. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher remeasurement loss on net monetary position and acquisition integration costs incurred in the first quarter of 2023.

AMEA

	For the Three Months Ended March 31,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$1,939	$1,867	$72	3.9%
Segment operating income	360	272	88	32.4%

Three Months Ended March 31

Net revenues increased $72 million (3.9%), due to higher net pricing (8.0 pp) and favorable volume/mix (5.8 pp), partially offset by unfavorable currency (9.9 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable volume/mix reflected overall volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in chocolate, biscuits & baked snacks, refreshment beverages and candy, partially offset by declines in gum and cheese & grocery. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Indian rupee, Egyptian pound, Chinese yuan, Australian dollar, Pakistan rupee and South African Rand.

Segment operating income increased $88 million (32.4%), primarily due to higher net pricing, lapping prior-year intangible asset impairment charges, favorable volume/mix, lower other selling, general and administrative expenses and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, unfavorable currency, higher advertising and consumer promotion costs and higher fixed asset impairment charges.

Europe

	For the Three Months Ended March 31,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$3,307	$2,935	$372	12.7%
Segment operating income	507	377	130	34.5%

Three Months Ended March 31

Net revenues increased $372 million (12.7%), due to higher net pricing (17.9 pp) and favorable volume/mix (1.0 pp), partially offset by unfavorable currency (6.2 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable volume/mix was driven by gains in chocolate, gum, candy and refreshment beverages, partially offset by declines in biscuits & baked snacks and cheese & grocery. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies across the region, including the British pound sterling, euro, Turkish lira, Norwegian krone, Ukrainian hryvnya, Swedish krona and Polish zloty, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble.

Segment operating income increased $130 million (34.5%), primarily due to higher net pricing, lapping the prior-year incremental costs incurred due to the war in Ukraine, lower other selling, general and administrative expenses, lower acquisition integration costs and favorable volume/mix. These favorable items were partially offset by higher raw material costs, unfavorable currency, higher manufacturing costs, divestiture-related costs incurred in the first quarter of 2023, higher costs incurred for the Simplify to Grow program and higher advertising and consumer promotion costs.

North America

	For the Three Months Ended March 31,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$2,709	$2,136	$573	26.8%
Segment operating income	566	418	148	35.4%

Three Months Ended March 31

Net revenues increased $573 million (26.8%), due to higher net pricing (15.0 pp), the impact of acquisitions (10.2 pp) and favorable volume/mix (2.3 pp), partially offset by unfavorable currency (0.7 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $218 million in the first quarter of 2023. Favorable volume/mix was driven by gains in biscuits & baked snacks, gum and chocolate, partially offset by a decline in candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $148 million (35.4%), primarily due to higher net pricing, the impact of an acquisition, lower costs incurred for the Simplify to Grow Program and favorable volume/mix. These favorable items were partially offset by higher raw material costs, higher acquisition integration costs and contingent consideration adjustments, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, higher manufacturing costs and higher fixed asset impairment charges.

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

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 8, Debt and Borrowing Arrangements), our U.S. tax reform transition tax liability and deferred taxes (refer to Note 16, Income Taxes, in our Annual Report on Form 10-K), our long-term benefit plan obligations (refer to Note 10, Benefit Plans, and Note 11, Benefit Plans, in our Annual report on Form 10-K) and commodity-related purchase commitments and derivative contracts (refer to Note 9, Financial Instruments).

We generally fund short- and long-term cash requirements with cash from operating activities as well as cash proceeds from short- and long-term debt financing (refer to Debt below). We generally do not use equity to fund our ongoing obligations.

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

Three months ended March 31,	2023	2022
Net cash provided by operating activities	$1,123	$1,131
Net cash provided by/(used in) investing activities	$636	$(1,441)
Net cash used in financing activities	$(1,757)	$(1,280)

Net Cash Provided by Operating Activities
The change in net cash provided by operating activities was essentially flat primarily due to increased year-over-year working capital requirements offset by an increase in cash-basis net earnings. This is largely a result of business growth and acquisitions completed during 2022.

Net Cash (Used in)/Provided by Investing Activities
The improvement in net cash provided by/used in investing activities was largely driven by current year proceeds from the KDP share sale (refer to Note 6, Investments) and lapping prior-year cash consideration paid for the Chipita acquisition (refer to Note 2, Acquisitions and Divestitures). We continue to make capital expenditures primarily to modernize manufacturing facilities, implement new product manufacturing and support productivity initiatives. We expect 2023 capital expenditures to be up to $1.2 billion, including capital expenditures in connection with our Simplify to Grow Program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The increase in cash used in financing activities was primarily due to lower debt proceeds, partially offset by lower debt repayments and lower share repurchases in the first three months of 2023 compared to the same prior-year period.

Dividends
We paid dividends of $529 million in the first three months of 2023 and $491 million in the first three months of 2022. The first quarter 2023 dividend of $0.385 per share, declared on February 1, 2023 for shareholders of record as of March 31, 2023, was paid on April 14, 2023. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2023 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2024.

Guarantees
As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2023, we had no material third-party guarantees recorded on our condensed consolidated balance sheet. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital or other financing needs.

At its July 2022 meeting, the Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization of $7 billion. As of March 31, 2023, $1.5 billion of the long-term financing authorization remained available.

Our total debt was $22.2 billion at March 31, 2023 and $22.9 billion at December 31, 2022. Our debt-to-capitalization ratio was 0.44 at March 31, 2023 and 0.46 at December 31, 2022. At March 31, 2023, the weighted-average term of our outstanding long-term debt was 8.2 years. Our average daily commercial paper borrowings outstanding were $2.8 billion in the first three months of 2023 and $1.2 billion in the first three months of 2022.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 72.8% (or $6.7 billion) of the $9.2 billion of consolidated net revenue in the three months ended March 31, 2023. The operations held by MIHN represented approximately 82.7% (or $23.4 billion) of the $28.3 billion of net assets as of March 31, 2023.

Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first three months of 2023, the primary drivers of the increase in our aggregate commodity costs were higher dairy, energy, edible oils, sugar, grains, packaging, nuts, cocoa and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials.

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

As a result of international supply chain, transportation and labor market disruptions and generally higher commodity, transportation and labor costs in the first three months of 2023, we expect price volatility and a higher aggregate cost environment to continue. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. See also Note 1, Basis of Presentation, in this report.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results or performance to differ materially from those contained in or implied by our forward-looking statements include, but are not limited to, the following:

•weakness in macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions by governments in response to inflation), instability of certain financial institutions, volatility of commodity and other input costs and availability of commodities;
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
•pension costs;
•significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; and
•the risks and uncertainties, as they may be amended from time to time, set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q.

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

•“Adjusted Operating Income” is defined as operating income excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses, divestiture-related costs (5), acquisition-related costs (6), and acquisition integration costs and contingent consideration adjustments (7); inventory step-up charges (8); the operating results of divestitures (2); remeasurement of net monetary position (9); mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts (10); impact from resolution of tax matters (11); 2017 malware incident net recoveries; incremental costs due to the war in Ukraine (12); impact from the European Commission legal matter (13): impact from pension participation changes (14); and costs associated with the JDE Peet's transaction. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3).

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; net earnings from divestitures (2); mark-to-market unrealized gains or losses and realized gains or losses from marketable securities (15); initial impacts from enacted tax law changes (16); and gains or losses on equity method investment transactions. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ significant operating and non-operating items (15). We also evaluate growth in our Adjusted EPS on a constant currency basis (3).

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. In the first quarter of 2023, we added to the non-GAAP definition for divestitures the inclusion of changes from equity method investment accounting to accounting for equity interests with readily determinable fair values (“marketable securities”; refer to footnote (2) below). In addition, we added to the non-GAAP definitions the exclusion of gains or losses associated with marketable securities (see footnote (15) below).
(2)Divestitures include completed sales of businesses, exits of major product lines upon completion of a sale or licensing agreement, the partial or full sale of an equity method investment and changes from equity method investment accounting to accounting for marketable securities. As we record our share of JDE Peet’s ongoing earnings on a one-quarter lag basis, any JDE Peet’s ownership reductions are reflected as divestitures within our non-GAAP results the following quarter.
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
(5)Divestiture-related costs, which includes costs incurred in relation to the preparation and completion (including one-time costs such as severance related to elimination of stranded costs) of our divestitures as defined in footnote (2), also includes costs incurred associated with our publicly-announced processes to sell businesses. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
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
(11)Refer to Note 12, Commitments and Contingencies – Tax Matters, in this report, and Note 14, Commitments and Contingencies –Tax Matters, in our Annual Report on Form 10-K for the year ended December 31, 2022.
(12)In February 2022, Russia began a military invasion of Ukraine and we stopped our production and closed our facilities in Ukraine. We began to incur incremental costs directly related to the war including asset impairments, such as property and inventory losses, higher expected allowances for uncollectible accounts receivable and committed compensation. We have isolated and exclude these costs and related impacts as well as subsequent recoveries from our operating results to facilitate evaluation and comparisons of our ongoing results. Incremental costs related to increasing operations in other primarily European facilities are not included with these costs.
(13)In the fourth quarter of 2022, we began to exclude the impact from the European Commission legal matter. In November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. We have been cooperating with the investigation and are currently engaged in discussions with the European Commission in an effort to reach a negotiated, proportionate resolution to this matter. As of December 31. 2022, we recorded an estimate of the possible cost to resolve this matter. Due to the unique nature of this matter, we believe it to be infrequent and unusual and therefore exclude it to better facilitate comparisons of our underlying operating performance across periods. Refer to Note 12, Commitments and Contingencies.
(14)The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 10, Benefit Plans, for more information on the multiemployer pension plan withdrawal.
(15)In the first quarter of 2023, we began to exclude mark-to-market unrealized gains or losses, as well as realized gains or losses, associated with our marketable securities from our non-GAAP earnings measures. These marketable securities gains or losses are not indicative of underlying operations and are excluded to better facilitate comparisons of our underlying operating performance across periods.
(16)We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and the transition tax from the 2017 U.S. tax reform. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law changes.
(17)We have excluded our proportionate share of our equity method investees’ significant operating and non-operating items such as acquisition and divestiture-related costs, restructuring program costs and initial impacts from enacted tax law changes, in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and significant operating and non-operating items each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our U.S. GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ significant operating and non-operating items.

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

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
Net Revenues	$3,598	$5,568	$9,166	$2,964	$4,800	$7,764
Impact of currency	258	207	465	—	—	—
Impact of acquisitions	(156)	(218)	(374)	—	—	—
Impact of divestitures	—	—	—	(9)	—	(9)
Organic Net Revenue	$3,700	$5,557	$9,257	$2,955	$4,800	$7,755

Adjusted Operating Income
Applying the definition of “Adjusted Operating Income,” the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the Simplify to Grow Program; intangible asset impairment charges; mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts; acquisition integration costs and contingent consideration adjustments; acquisition-related costs; divestiture-related costs; operating income from divestitures; incremental costs due to the war in Ukraine; and the remeasurement of net monetary position. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions)
Operating Income	$1,505	$1,094	$411	37.6%
Simplify to Grow Program (1)	35	31	4
Intangible asset impairment charge (2)	—	78	(78)
Mark-to-market gains from derivatives (3)	(49)	(27)	(22)
Acquisition integration costs and contingent consideration adjustments (4)	51	32	19
Acquisition-related costs (4)	—	21	(21)
Divestiture-related costs (4)	30	1	29
Operating income from divestitures (4)	—	(1)	1
Incremental costs due to war in Ukraine (5)	(3)	143	(146)
Remeasurement of net monetary position (5)	12	5	7
Adjusted Operating Income	$1,581	$1,377	$204	14.8%
Unfavorable currency translation	81	—	81
Adjusted Operating Income (constant currency)	$1,662	$1,377	$285	20.7%

(1)Refer to Note 7, Restructuring Program, for more information.
(2)Refer to Note 5, Goodwill and Intangible Assets, for more information.
(3)Refer to Note 9, Financial Instruments, Note 16, Segment Reporting, and the Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity, forecasted currency and equity method investment transaction derivatives.
(4)Refer to Note 2, Acquisitions and Divestitures, for more information on the November 1, 2022 acquisition of Ricolino, August 1, 2022 acquisition of Clif Bar and the January 3, 2022 acquisition of Chipita.
(5)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina and Türkiye.

Adjusted EPS
Applying the definition of “Adjusted EPS,” (1) the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude the impacts of the items listed in the Adjusted Operating Income tables above as well as net earnings from divestitures; losses on debt extinguishment and related expenses; gains or losses on marketable securities; gains or losses on equity method investment transactions; and our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.52	$0.61	$0.91	149.2%
Simplify to Grow Program (2)	0.02	0.02	—
Intangible asset impairment charge (2)	—	0.04	(0.04)
Mark-to-market gains from derivatives (2)	(0.03)	(0.02)	(0.01)
Acquisition integration costs and contingent consideration adjustments (2)	0.03	(0.01)	0.04
Acquisition-related costs (2)	—	0.02	(0.02)
Divestiture-related costs (2)	0.02	—	0.02
Net earnings from divestitures (2)	(0.02)	(0.03)	0.01
Incremental costs due to war in Ukraine (2)	—	0.11	(0.11)
Remeasurement of net monetary position (2)	0.01	—	0.01
Loss on debt extinguishment and related expenses (3)	—	0.07	(0.07)
Gain on marketable securities (4)	(0.43)	—	(0.43)
Gain on equity method investment transactions (4)	(0.26)	—	(0.26)
Equity method investee items (5)	0.03	—	0.03
Adjusted EPS	$0.89	$0.81	$0.08	9.9%
Unfavorable currency translation	0.06	—	0.06
Adjusted EPS (constant currency)	$0.95	$0.81	$0.14	17.3%
(1)The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended March 31, 2023, taxes for the: Simplify to Grow Program were $(6) million, mark-to-market gains from derivatives were $8 million, acquisition integration costs and contingent consideration adjustments were $(13) million, divestiture-related costs were $(4) million, net earnings from divestitures were $4 million, remeasurement of net monetary position were zero, gain on marketable securities were $201 million and gain on equity method investment transactions were $125 million.
•For the three months ended March 31, 2022, taxes for the: Simplify to Grow Program were $(7) million, intangible asset impairment charges were $(19) million, mark-to-market gains from derivatives were $(5) million, acquisition integration costs and contingent consideration adjustments were $(50) million, acquisition-related costs were $(1) million, net earnings from divestitures were $10 million, incremental costs due to the war in Ukraine were $2 million and loss on debt extinguishment and related expenses were $(31) million.
(2)See the Adjusted Operating Income table above and the related footnotes for more information.
(3)Refer to Note 8, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses
(4)Refer to Note 6, Investments, for more information on the gains and losses on equity method investment transactions and marketable securities.
(5)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, such as acquisition and divestiture-related costs and restructuring program costs..

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the three months ended March 31, 2023. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis.

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and the macroeconomic environment. Refer to Recent Developments and Significant Items Affecting Comparability above for updates on recent supply chain, transportation, labor and other disruptions that are increasing operating costs and impacting our results. To manage input cost volatility and inflation, we enter into forward purchase agreements and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For more information on our debt activity, see Note 8, Debt and Borrowing Arrangements.

For additional information on our currency, debt and hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2023. There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2023 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2023	2,917,541	$65.71	2,916,179	$5,808
February 1-28, 2023	1,990,633	65.87	1,552,803	5,706
March 1-31, 2023	1,698,800	66.57	1,697,054	5,593
For the Quarter Ended March 31, 2023	6,606,974	$65.98	6,166,036

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 1,362 shares, 437,830 shares and 1,746 shares for the fiscal months of January, February and March 2023, respectively.
(2)Dollar values stated in millions. Effective January 1, 2023, our Board of Directors authorized a program for the repurchase of up to $6.0 billion of our Common Stock through December 31, 2025, excluding excise tax. Since the program inception on January 1, 2023 through March 31, 2023, we have repurchased $406.6 million. As of March 31, 2023, we had approximately $5.6 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
(3)As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of equity.

Item 6. Exhibits.

Exhibit Number	Description
10.1
364-Day Revolving Credit Agreement, dated February 22, 2023, by and among Mondelēz International, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2023).

10.2	2023 Form of Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Options Agreement.+
10.3	2023 Form of Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+
10.4	2023 Form of Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
'+Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

April 27, 2023

EXHIBIT 31.1
Certifications

I, Dirk Van de Put, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Mondelēz International, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: April 27, 2023

/s/ DIRK VAN DE PUT
Dirk Van de Put Chairman and Chief Executive Officer

EXHIBIT 31.2
Certifications

I, Luca Zaramella, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Mondelēz International, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: April 27, 2023

/s/ LUCA ZARAMELLA
Luca Zaramella Executive Vice President and Chief Financial Officer

EXHIBIT 32.1
CERTIFICATIONS OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
I, Dirk Van de Put, Chairman and Chief Executive Officer of Mondelēz International, Inc. (“Mondelēz International”), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, Mondelēz International’s financial condition and results of operations.

/s/ DIRK VAN DE PUT
Dirk Van de Put
Chairman and Chief Executive Officer
April 27, 2023
I, Luca Zaramella, Executive Vice President and Chief Financial Officer of Mondelēz International, Inc. (“Mondelēz International”), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, Mondelēz International’s financial condition and results of operations.

/s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
April 27, 2023
A signed original of these written statements required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Mondelēz International, Inc. and will be retained by Mondelēz International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.