Form 10-Q
period 2023-06-30
Mondelez International, Inc.
filed 2023-07-27
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

At July 24, 2023, there were 1,360,417,919 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$8,507	$7,274	$17,673	$15,038
Cost of sales	5,153	4,633	10,873	9,414
Gross profit	3,354	2,641	6,800	5,624
Selling, general and administrative expenses	1,869	1,676	3,724	3,369
Asset impairment and exit costs	23	6	70	170
Amortization of intangible assets	37	32	76	64
Operating income	1,425	927	2,930	2,021
Benefit plan non-service income	(22)	(30)	(41)	(63)
Interest and other expense, net	97	98	192	266
Loss/(gain) on marketable securities	189	—	(607)	—
Earnings before income taxes	1,161	859	3,386	1,818
Income tax provision	(268)	(201)	(926)	(411)
(Loss)/gain on equity method investment transactions	(23)	(8)	464	(13)
Equity method investment net earnings	71	98	106	215
Net earnings	941	748	3,030	1,609
Noncontrolling interest earnings	3	(1)	(5)	(7)
Net earnings attributable to Mondelēz International	$944	$747	$3,025	$1,602
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.69	$0.54	$2.22	$1.16
Diluted earnings per share attributable to Mondelēz International	$0.69	$0.54	$2.20	$1.15

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$941	$748	$3,030	$1,609
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	146	(399)	297	(349)
Pension and other benefit plans	(22)	167	(28)	260
Derivative cash flow hedges	(28)	8	(38)	60
Total other comprehensive earnings/(losses)	96	(224)	231	(29)
Comprehensive earnings/(losses)	1,037	524	3,261	1,580
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(11)	(10)	(1)	(8)
Comprehensive earnings/(losses) attributable to Mondelēz International	$1,048	$534	$3,262	$1,588

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,482	$1,923
Trade receivables (net of allowances of $64 at June 30, 2023 and $45 at December 31, 2022)	2,934	3,088
Other receivables (net of allowances of $54 at June 30, 2023 and $59 at December 31, 2022)	851	819
Inventories, net	3,825	3,381
Other current assets	2,530	880
Total current assets	11,622	10,091
Property, plant and equipment, net	9,308	9,020
Operating lease right of use assets	636	660
Goodwill	23,670	23,450
Intangible assets, net	19,839	19,710
Prepaid pension assets	1,108	1,016
Deferred income taxes	432	473
Equity method investments	3,245	4,879
Other assets	2,165	1,862
TOTAL ASSETS	$72,025	$71,161
LIABILITIES
Short-term borrowings	$2,178	$2,299
Current portion of long-term debt	901	383
Accounts payable	7,740	7,562
Accrued marketing	2,521	2,370
Accrued employment costs	816	949
Other current liabilities	3,846	3,168
Total current liabilities	18,002	16,731
Long-term debt	18,147	20,251
Long-term operating lease liabilities	492	514
Deferred income taxes	3,525	3,437
Accrued pension costs	374	403
Accrued postretirement health care costs	213	217
Other liabilities	2,593	2,688
TOTAL LIABILITIES	43,346	44,241
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at June 30, 2023 and December 31, 2022)	—	—
Additional paid-in capital	32,148	32,143
Retained earnings	33,458	31,481
Accumulated other comprehensive losses	(10,710)	(10,947)
Treasury stock, at cost (635,538,156 shares at June 30, 2023 and 630,646,687 shares at December 31, 2022)	(26,249)	(25,794)
Total Mondelēz International Shareholders’ Equity	28,647	26,883
Noncontrolling interest	32	37
TOTAL EQUITY	28,679	26,920
TOTAL LIABILITIES AND EQUITY	$72,025	$71,161
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended June 30, 2023
Balances at April 1, 2023	$—	$32,112	$33,040	$(10,814)	$(26,110)	$46	$28,274
Comprehensive earnings/(losses):
Net earnings	—	—	944	—	—	(3)	941
Other comprehensive earnings/(losses), net of income taxes	—	—	—	104	—	(8)	96
Exercise of stock options and issuance of other stock awards	—	36	(1)	—	57	—	92
Common Stock repurchased	—			—	(196)	—	(196)
Cash dividends declared ($0.385 per share)	—	—	(525)	—	—	—	(525)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(3)	(3)
Balances at June 30, 2023	$—	$32,148	$33,458	$(10,710)	$(26,249)	$32	$28,679
Six Months Ended June 30, 2023
Balances at January 1, 2023	$—	$32,143	$31,481	$(10,947)	$(25,794)	$37	$26,920
Comprehensive earnings/(losses):
Net earnings	—	—	3,025	—	—	5	3,030
Other comprehensive earnings/(losses), net of income taxes	—	—	—	237	—	(6)	231
Exercise of stock options and issuance of other stock awards	—	5	(9)	—	150	—	146
Common Stock repurchased	—	—	—	—	(605)	—	(605)
Cash dividends declared ($0.770 per share)	—	—	(1,053)	—	—	—	(1,053)
Dividends paid on noncontrolling interest and other activities	—	—	14	—	—	(4)	10
Balances at June 30, 2023	$—	$32,148	$33,458	$(10,710)	$(26,249)	$32	$28,679
Three Months Ended June 30, 2022
Balances at April 1, 2022	$—	$32,053	$31,163	$(10,425)	$(24,630)	$55	$28,216
Comprehensive earnings/(losses):
Net earnings	—	—	747	—	—	1	748
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(213)	—	(11)	(224)
Exercise of stock options and issuance of other stock awards	—	33	—	—	32	—	65
Common Stock repurchased	—	—	—	—	(770)	—	(770)
Cash dividends declared ($0.350 per share)	—	—	(482)	—	—	—	(482)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(3)	—
Balances at June 30, 2022	$—	$32,086	$31,431	$(10,638)	$(25,368)	$42	$27,553
Six Months Ended June 30, 2022
Balances at January 1, 2022	$—	$32,097	$30,806	$(10,624)	$(24,010)	$54	$28,323
Comprehensive earnings/(losses):
Net earnings	—	—	1,602	—	—	7	1,609
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(14)	—	(15)	(29)
Exercise of stock options and issuance of other stock awards	—	(11)	(11)	—	147	—	125
Common Stock repurchased	—	—	—	—	(1,505)	—	(1,505)
Cash dividends declared ($0.700 per share)	—	—	(969)	—	—	—	(969)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(4)	(1)
Balances at June 30, 2022	$—	$32,086	$31,431	$(10,638)	$(25,368)	$42	$27,553

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$3,030	$1,609
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	593	548
Stock-based compensation expense	75	56
Deferred income tax provision/(benefit)	101	(32)
Asset impairments and accelerated depreciation	44	163
Loss on early extinguishment of debt	1	38
(Gain)/loss on equity method investment transactions	(464)	13
Equity method investment net earnings	(106)	(215)
Distributions from equity method investments	102	121
Unrealized (gain)/loss on derivative contracts	(229)	137
Unrealized gain on marketable securities	(593)	—
Other non-cash items, net	27	13
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(90)	(227)
Inventories, net	(428)	(366)
Accounts payable	(62)	183
Other current assets	(130)	(142)
Other current liabilities	190	179
Change in pension and postretirement assets and liabilities, net	(88)	(111)
Net cash provided by operating activities	1,973	1,967
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(495)	(385)
Acquisitions, net of cash received	19	(1,402)
Proceeds from divestitures including equity method and marketable security investments	1,960	595
(Payments)/proceeds from investments and derivative settlements	(234)	193
Net cash provided by/(used in) investing activities	1,250	(999)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	67	—
Net (repayments)/issuances of short-term borrowings	(186)	219
Long-term debt proceeds	189	1,991
Long-term debt repayments	(2,056)	(2,329)
Repurchases of Common Stock	(596)	(1,506)
Dividends paid	(1,055)	(977)
Other	98	86
Net cash used in financing activities	(3,539)	(2,516)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79)	(70)
Cash, cash equivalents and restricted cash:
(Decrease)/Increase	(395)	(1,618)
Balance at beginning of period	1,948	3,553
Balance at end of period	$1,553	$1,935

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

War in Ukraine
In February 2022, Russia began a military invasion of Ukraine and we closed our operations and facilities in Ukraine. In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. During the first quarter of 2022, we evaluated and impaired these and other related assets. We recorded $143 million of total expenses ($145 million after-tax) incurred as a direct result of the war. We reversed $22 million during the remainder of 2022 and $3 million during the first six months of 2023 of previously recorded charges primarily as a result of higher than expected collection of trade receivables and inventory recoveries. We continue to make targeted repairs on both our plants and have partially reopened and restarted limited production in both plants. We also continue to support our Ukraine employees, including paying salaries to those not yet able to return to work until full production returns. We continue to consolidate both our Ukrainian and Russian subsidiaries and continue to evaluate our ability to control our operating activities and businesses on an ongoing basis. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the ongoing effects of the war in Ukraine, and its impact on the global economic environment, our estimates could be significantly different than future performance.

Highly Inflationary Accounting
Within our consolidated entities, Argentina and Türkiye (Turkey) are accounted for as highly inflationary economies. Argentina and Türkiye represent 1.6% and 0.8% of our consolidated net revenues with remeasurement losses of $10 million and $16 million for the three months ended June 30, 2023, respectively, and 2.3% and 0.9% of our consolidated net revenues with remeasurement losses of $21 million and $17 million for the six months ended June 30, 2023.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash within other current assets of $71 million as of June 30, 2023 and $25 million as of December 31, 2022. Total cash, cash equivalents and restricted cash was $1,553 million as of June 30, 2023 and $1,948 million as of December 31, 2022.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2023	$(45)	$(59)	$(14)
Current period provision/(recovery) for expected credit losses	(22)	6	—
Write-offs charged against the allowance	3	—	—
Currency	—	(1)	(1)
Balance at June 30, 2023	$(64)	$(54)	$(15)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $744 million as of June 30, 2023 and $516 million as of December 31, 2022. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $62 million in operating lease and $73 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2023 and $125 million in operating lease and $76 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2022.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers are from 30 to 180 days, which we deem to be commercially reasonable. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Under these programs, our suppliers, at their sole discretion, determine invoices that they want to sell to participating financial institutions. Our suppliers’ voluntary inclusion of invoices in SCF programs has no bearing on our payment terms or amounts due. Our responsibility is limited to making payments based upon the agreed-upon contractual terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF programs and we have no economic interest in the suppliers’ decision to participate in the SCF programs. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheet. We have been informed by the participating financial institutions that our outstanding accounts payable related to suppliers that participate in the SCF programs was $2.3 billion and $2.4 billion, respectively, as of June 30, 2023 and December 31, 2022.

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

We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$22
Receivables	86
Inventory	70
Other current assets	3
Property, plant and equipment	144
Operating leases right of use assets	17
Definite-life intangible assets	218
Indefinite-life intangible assets	339
Goodwill	712
Other assets	3
Assets acquired	$1,614
Current liabilities	177
Deferred tax liability	78
Operating lease liabilities	17
Other liabilities	12
Total purchase price	$1,330
Less: cash received	(22)
Net Cash Paid	$1,308

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

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across both new and legacy product categories in Mexico. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Latin America operating segment.

Ricolino added incremental net revenues of $155 million during the three months and $326 million during the six months ended June 30, 2023, and operating income of $7 million during the three months and $16 million during the six months ended June 30, 2023. We incurred acquisition integration costs of $10 million during the three months and $16 million during the six months ended June 30, 2023. We incurred $1 million of acquisition-related costs during the three months and six months ended June 30, 2022.

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

We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$99
Receivables	76
Inventory	123
Other current assets	9
Property, plant and equipment	186
Operating leases right of use assets	22
Deferred tax assets	96
Definite-life intangible assets	200
Indefinite-life intangible assets	1,450
Goodwill	999
Other assets	11
Assets acquired	$3,271
Current liabilities	159
Contingent consideration	440
Other liabilities	15
Total purchase price	$2,657
Less: cash received	(99)
Net Cash Paid	$2,558

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

Clif Bar added incremental net revenues of $240 million during the three months and $458 million during the six months ended June 30, 2023, and operating income of $35 million during the three months and $70 million during the six months ended June 30, 2023. We incurred acquisition integration costs of $16 million during the three months and $55 million during the six months ended June 30, 2023. These acquisition integration costs include an increase to the contingent consideration liability due to changes to underlying assumptions. Refer to Note 9, Financial Instruments for additional information. We incurred $4 million of acquisition-related costs during the three months and six months ended June 30, 2022.

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

We incurred acquisition integration costs of $4 million during the three months and $10 million during the six months ended June 30, 2023. We incurred acquisition integration costs of $36 million during the three months and $71 million during the six months ended June 30, 2022. We incurred acquisition-related costs of $21 million during the six months ended June 30, 2022.

Divestitures

Developed Market Gum - Held for Sale
On December 16, 2022, we entered into an agreement to sell our developed market gum business in North America and Europe for $1.4 billion. It is expected to close in Q4 2023, subject to relevant antitrust approvals and closing conditions. In connection with these agreements, we concluded that the disposal group met the held for sale criteria as of December 31, 2022. The disposal group is included as part of the North America and Europe operating segments.

We incurred divestiture-related costs of $22 million in the three months ended June 30, 2023 and $52 million in the six months ended June 30, 2023.

Total assets and liabilities held for sale are comprised of the following:

	As of June 30, 2023	As of December 31, 2022
	(in millions)
Inventories, net	$98	$79
Current assets held for sale (1)	$98	$79
Property, plant and equipment, net	168	159
Goodwill	292	292
Intangible assets, net	702	671
Noncurrent assets held for sale (2)	$1,162	$1,122

Accrued employment costs	—	4
Current liabilities held for sale (3)	$—	$4
Accrued pension costs	1	—
Deferred income taxes	15	15
Noncurrent liabilities held for sale (4)	$16	$15
(1)Reported in Other current assets on the condensed consolidated balance sheets.
(2)Reported in Other assets on the condensed consolidated balance sheets.
(3)Reported in Other current liabilities on the condensed consolidated balance sheets.
(4)Reported in Other liabilities on the condensed consolidated balance sheets.

Note 3. Inventories

Inventories consisted of the following:

	As of June 30, 2023	As of December 31, 2022
	(in millions)
Raw materials	$1,092	$1,031
Finished product	2,881	2,501
	3,973	3,532
Inventory reserves	(148)	(151)
Inventories, net	$3,825	$3,381

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30, 2023	As of December 31, 2022
	(in millions)
Land and land improvements	$379	$378
Buildings and building improvements	3,375	3,250
Machinery and equipment	12,298	11,724
Construction in progress	915	879
	16,967	16,231
Accumulated depreciation	(7,659)	(7,211)
Property, plant and equipment, net	$9,308	$9,020

For the six months ended June 30, 2023, capital expenditures of $495 million excluded $305 million of accrued capital expenditures remaining unpaid at June 30, 2023 and included payment for the $324 million of capital expenditures that were accrued and unpaid at December 31, 2022. For the six months ended June 30, 2022, capital expenditures of $385 million excluded $239 million of accrued capital expenditures remaining unpaid at June 30, 2022 and included payment for the $249 million of capital expenditures that were accrued and unpaid at December 31, 2021.

Note 5. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of (in millions):

	Latin America	AMEA	Europe	North America	Total
January 1, 2022	$674	$3,365	$7,830	$10,109	$21,978
Currency	41	(233)	(550)	(15)	(757)
Acquisitions (1)	714	—	795	1,020	2,529
Held for Sale (1)	—	—	(66)	(226)	(292)
Divestitures	(8)	—	—	—	(8)
Balance at December 31, 2022	$1,421	$3,132	$8,009	$10,888	$23,450
Currency	172	(82)	134	19	243
Acquisitions (1) (2)	(2)	—	—	(21)	(23)
Balance at June 30, 2023	$1,591	$3,050	$8,143	$10,886	$23,670
(1)Refer to Note 2, Acquisitions and Divestitures for more information.
(2)Relates to purchase price allocation adjustments for Ricolino and Clif Bar during 2023.

Intangible Assets
Intangible assets consisted of the following (in millions):

	As of June 30, 2023			As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-life intangible assets	$3,311	$(2,072)	$1,239	$3,354	$(2,057)	$1,297
Indefinite-life intangible assets (1)	18,600	—	18,600	18,413	—	18,413
Total	$21,911	$(2,072)	$19,839	$21,767	$(2,057)	$19,710
(1)In 2022, we recorded $101 million of intangible asset impairment charges related to two biscuit brands in the AMEA segment, of which $78 million was recorded in the first quarter and $23 million was recorded in the third quarter.

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $37 million for the three months and $76 million for the six months ended June 30, 2023 and $32 million for the three months and $64 million for the six months ended June 30, 2022. For the next five years, we currently estimate annual amortization expense of approximately $150 million in 2023-2025, approximately $95 million in 2026 and approximately $90 million in 2027 (reflecting June 30, 2023 exchange rates).

Impairment Assessment
We test our reporting units and brands for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. During the second quarter of 2023, we evaluated our goodwill impairment and intangible asset impairment risk through an assessment of potential triggering events. We considered qualitative and quantitative information in our assessment. We concluded there were no impairment indicators.

During our 2022 annual indefinite-life intangible asset testing, we identified eight brands that each had a fair value in excess of book value of 10% or less. The aggregate book value of the eight brands was $1.6 billion as of June 30, 2023. We believe our current plans for each of these brands will allow them to not be impaired, but if the brand earnings expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly then a brand or brands could become impaired in the future.

Note 6. Investments

Marketable Securities
Our reduction in ownership in Keurig Dr Pepper Inc. (Nasdaq: "KDP") during the first quarter of 2023, to below 5% of the outstanding shares, resulted in a change of accounting for our KDP investment, from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") as we no longer have significant influence. These marketable securities are measured at fair value based on quoted prices in active markets for identical assets (Level 1).

On June 8, 2023, we sold 23 million shares of KDP, which reduced our ownership by 1.6%, from 3.2% to 1.6% of the total outstanding shares. We received proceeds of approximately $708 million.

On March 2, 2023, we sold 30 million shares of KDP, which reduced our ownership interest by 2.1%, from 5.3% to 3.2% of the total outstanding shares. We received proceeds of approximately $1.0 billion and recorded a pre-tax gain on equity method transactions of $493 million (or $366 million after tax) during the first quarter of 2023.

Pre-tax gains and losses for marketable securities are summarized below (in millions):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(in millions)
Loss/(gain) on marketable securities sold during the period	$104	$(293)
Unrealized loss/(gain) on equity securities held as of the end of the period	90	(300)
Dividend income	(5)	(14)
Total loss/(gain) on marketable securities	$189	$(607)

In the table above, loss/(gain) on marketable securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the date of the change of accounting for our investment in KDP, if later.

We reported marketable securities of $705 million as of June 30, 2023 in other current assets in the Company's Condensed Consolidated Balance Sheet.

On July 13, 2023, we sold the remainder of our KDP investment, approximately 23 million shares, and received approximately $704 million in proceeds.

Equity Method Investments
Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of June 30, 2023, we owned 18.1%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $3.2 billion as of June 30, 2023 and $4.9 billion as of December 31, 2022. The investment balance as of December 31, 2022 is inclusive of our investment in KDP. We recorded equity earnings of $71 million and cash dividends of zero in the three months ended June 30, 2023, and equity earnings of $98 million and cash dividends of $14 million in the three months ended June 30, 2022. We recorded equity earnings of $106 million and cash dividends of $102 million in the six months ended June 30, 2023 and equity earnings of $215 million and cash dividends of $121 million in the six months ended June 30, 2022.

Based on the quoted closing prices as of June 30, 2023, the fair value of our publicly-traded investment in JDEP was $2.6 billion, and there was no other than temporary impairment identified.

JDEP Transactions
On April 3, 2023, we sold approximately 7.7 million shares of JDEP, which reduced our ownership interest by 1.6%, from 19.7% to 18.1% of the total outstanding shares. We received cash proceeds of €198 million ($217 million) and recorded a loss of €18 million ($19 million) on this sale during the three months ended June 30, 2023. We continue to have board representation with two directors on JDEP's Board of Directors and have retained certain additional governance rights. As we continue to have significant influence, we continue to account for our investment in JDEP under the equity method.

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

On May 8, 2022, we sold approximately 18.6 million of our JDEP shares back to JDEP, which reduced our ownership interest by approximately 3%. We received cash proceeds of €500 million ($529 million) and recorded a loss of €8 million ($8 million) on this sale during the three months ended June 30, 2022.
In 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity in September 2024 at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDEP’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDEP's shares, this would represent approximately 8.5 million shares or approximately 10% of our equity interest in JDEP as of June 30, 2023. Refer to Note 9, Financial Instruments, for further details on this transaction.

Note 7. Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion 2014-2018 restructuring program and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a $600 million reallocation between restructuring program cash costs and capital expenditures so the $5.7 billion program consisted of approximately $4.1 billion of restructuring program charges ($3.1 billion cash costs and $1.0 billion non-cash costs) and up to $1.6 billion of capital expenditures. On September 6, 2018, our Board of Directors approved an extension of the restructuring program through 2022, an increase of $1.3 billion in the program charges and an increase of $700 million in capital expenditures. On October 21, 2021, our Board of Directors approved an extension of the restructuring program through 2023, and on July 25, 2023, our Board of Directors approved a further extension of the restructuring program through December 31, 2024. The total $7.7 billion program now consists of $5.4 billion of program charges ($4.1 billion of cash costs and $1.3 billion of non-cash costs) and total capital expenditures of $2.3 billion to be incurred over the life of the program. The current restructuring program, as increased and extended by these actions, is now called the Simplify to Grow Program.

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

Restructuring Costs
The Simplify to Grow Program liability activity for the six months ended June 30, 2023 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability balance, January 1, 2023	$164	$—	$164
Charges (2)	26	6	32
Cash spent (3)	(35)	—	(35)
Non-cash settlements/adjustments (4)	—	(6)	(6)
Currency	4	—	4
Liability balance, June 30, 2023 (5)	$159	$—	$159

(1)Includes gains as a result of assets sold which are included in the restructuring program.
(2)We recorded restructuring charges of $2 million in the three months ended June 30, 2023 and $4 million in the three months ended June 30, 2022 and restructuring charges of $32 million in the six months ended June 30, 2023 and $15 million in the six months ended June 30, 2022 within asset impairment and exit costs and benefit plan non-service income.
(3)We spent $17 million in the three months ended June 30, 2023 and $16 million in the three months ended June 30, 2022 and spent $35 million in the six months ended June 30, 2023 and $33 million in the six months ended June 30, 2022 in cash severance and related costs.
(4)We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments), and other non-cash adjustments, including any gains on sale of restructuring program assets, which totaled a charge of $5 million in the three months ended June 30, 2023 and a charge of $7 million in the three months ended June 30, 2022 and a charge of $6 million in the six months ended June 30, 2023 and $9 million in the six months ended June 30, 2022.
(5)At June 30, 2023, $118 million of our net restructuring liability was recorded within other current liabilities and $41 million was recorded within other long-term liabilities.

Implementation Costs
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $4 million in the three months ended June 30, 2023 and $19 million in the three months ended June 30, 2022, and we recorded implementation costs of $9 million in the six months ended June 30, 2023 and $39 million in the six months ended June 30, 2022. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs
During the three and six months ended June 30, 2023 and June 30, 2022, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended June 30, 2023
Restructuring Costs	$(1)	$1	$(3)	$6	$(1)	$2
Implementation Costs	(1)	—	2	3	—	4
Total	$(2)	$1	$(1)	$9	$(1)	$6
For the Three Months Ended June 30, 2022
Restructuring Costs	$(2)	$—	$—	$4	$2	$4
Implementation Costs	3	3	8	9	(4)	19
Total	$1	$3	$8	$13	$(2)	$23
For the For the Six Months Ended June 30, 2023
Restructuring Costs	$(1)	$2	$27	$5	$—	$32
Implementation Costs	(1)	—	2	3	5	9
Total	$(2)	$2	$29	$8	$5	$41
For the For the Six Months Ended June 30, 2022
Restructuring Costs	$(3)	$2	$2	$12	$2	$15
Implementation Costs	4	4	13	16	2	39
Total	$1	$6	$15	$28	$4	$54
Total Project (Inception to Date)
Restructuring Costs	$547	$556	$1,190	$662	$149	$3,104
Implementation Costs	302	245	571	593	373	2,084
Total	$849	$801	$1,761	$1,255	$522	$5,188

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2023		As of December 31, 2022
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$2,080	5.4%	$2,209	4.7%
Bank loans	98	10.2%	90	9.1%
Total short-term borrowings	$2,178		$2,299

Our uncommitted credit lines and committed credit lines available as of June 30, 2023 and December 31, 2022 include:

	As of June 30, 2023		As of December 31, 2022
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,311	$98	$1,335	$90
Credit facilities:
February 22, 2023 (1)	—	—	2,500	—
March 11, 2023 (1)	—	—	2,000	—
December 29, 2023 (1)	2,000	—	—	—
February 21, 2024 (1)	1,500	—	—	—
July 29, 2025 (1) (3)	—	—	2,000	2,000
October 18, 2025 (2)	189	189	—	—
February 23, 2027 (1)	4,500	—	4,500	—

(1)We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At June 30, 2023, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $39.4 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(2)On April 18, 2023, we entered into a credit facility secured by pledged deposits. Under this agreement, we may draw up to a total of $0.2 billion in loans from the facility. On April 25, 2023, we drew down $0.2 billion bearing a variable rate based on SOFR plus an applicable margin.
(3)On March 31, 2022, we entered into a supplemental term loan credit facility that can be utilized for general corporate purposes, including acquisitions. Under this agreement, we may draw up to a total of $2.0 billion in term loans from the facility. Amounts borrowed and repaid under the facility may not be reborrowed. On July 29, 2022, we drew down $2.0 billion in term loans, due July 29, 2025, bearing interest at a variable annual rate based on SOFR plus an applicable margin. We repaid $1.0 billion on March 3, 2023, $0.3 billion on April 3, 2023, and $0.7 billion on May 3, 2023 in term loans.

Long-Term Debt
As of June 30, 2023, the Company reclassified the net carrying value of debt of $500 million due within one year from long-term debt to current portion of long-term debt.

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

	As of June 30, 2023	As of December 31, 2022
	(in millions)
Fair Value	$18,703	$20,217
Carrying Value	$21,226	$22,933

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Interest expense, debt	$145	$89	$298	$180
Loss on debt extinguishment and related expenses	1	—	1	129
Other (income)/expense, net	(49)	9	(107)	(43)
Interest and other expense, net	$97	$98	$192	$266

Other (income)/expense, net includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts. Refer to Note 9, Financial Instruments.

Note 9. Financial Instruments

Fair Value of Derivative Instruments
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2023		As of December 31, 2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$106	47	$132	35
Net investment hedge derivative contracts (1)	301	262	265	241
	$407	$309	$397	$276
Derivatives not designated as accounting hedges:
Currency exchange contracts	$257	$144	$185	$103
Commodity contracts	912	766	200	247
Interest rate contracts	11	4	8	—
Equity method investment contracts (2)	—	5	—	3
	$1,180	$919	$393	$353
Total fair value	$1,587	$1,228	$790	$629

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

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of June 30, 2023
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$113	$—	$113	$—
Commodity contracts	146	16	130	—
Interest rate contracts	66	—	66	—
Net investment hedge contracts	39	—	39	—
Equity method investment contracts	(5)	—	(5)	—
Total derivatives	$359	$16	$343	$—

	As of December 31, 2022
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$82	$—	$82	$—
Commodity contracts	(47)	(35)	(12)	—
Interest rate contracts	105	—	105	—
Net investment hedge contracts	24	—	24	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$161	$(35)	$196	$—

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; net investment hedge contracts; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our bifurcated exchange options are valued, as derivative instrument liabilities, using the Black-Scholes option pricing model. This model requires assumptions related to the market price of the underlying note and associated credit spread combined with the share of price, expected dividend yield, and expected volatility of the JDE Peet’s shares over the life of the option. Our options to sell shares of JDEP are valued using the Black-Scholes option pricing model. This model requires assumptions related to the stock price of JDE Peet's shares, strike price of each European style option, time to expiry, expected dividend yield and the interpolated market-implied volatility of JDE Peet's active market of listed options. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume
The notional values of our hedging instruments were:

	Notional Amount
	As of June 30, 2023	As of December 31, 2022
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,762	$2,085
Forecasted transactions	5,855	5,470
Commodity contracts (1)	12,104	7,777
Interest rate contracts	4,304	4,147
Net investment hedges:
Net investment hedge derivative contracts	7,792	7,319
Non-U.S. dollar debt designated as net investment hedges
Euro notes	3,475	3,410
Swiss franc notes	659	638
Canadian dollar notes	453	443
(1)Prior year notional value has been revised.

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

Cash Flow Hedge Coverage
As of June 30, 2023, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 3 years, 2 months.

Hedges of Net Investments in International Operations
Net investment hedge ("NIH") derivative contracts
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of June 30, 2023 was $7.8 billion.

Net investment hedge derivative contract impacts on other comprehensive earnings and net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
After-tax gain on NIH contracts(1)	$22	$307	$17	$348

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$36	$30	$72	$52

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Euro notes	$(17)	$142	$(50)	$216
British pound sterling notes	—	19	—	27
Swiss franc notes	(11)	21	(16)	27
Canadian notes	(7)	11	(8)	7

Economic Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain/(Loss) Recognized in Earnings
	2023	2022	2023	2022
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$25	$7	$47	$(4)	Interest and other expense, net
Forecasted transactions	27	114	29	107	Cost of sales
Forecasted transactions	8	(52)	13	(31)	Interest and other expense, net
Forecasted transactions	(1)	1	(6)	3	Selling, general and administrative expenses
Commodity contracts	106	(40)	104	197	Cost of sales
Equity method investment contracts	1	—	3	—	(Loss)/gain on equity method investment transactions
Total	$166	$30	$190	$272

Fair Value of Contingent Consideration
The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Liability at beginning of period	$659	$165	$642	$159
Contingent consideration arising from acquisitions	—	—	—	—
Changes in fair value	(2)	8	15	14
Payments	(90)	—	(90)	—
Currency	—	(1)	—	(1)
Liability at end of period	$567	$172	$567	$172

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2023
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$472	$—	$—	$472
Other (2)	95	—	—	95
Total contingent consideration	$567	$—	$—	$567

	As of December 31, 2022
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$452	$—	$—	$452
Other (2)	190	—	—	190
Total contingent consideration	$642	$—	$—	$642

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
(2)The other contingent consideration liabilities are recorded at fair value, with $12 million and $102 million classified as other current liabilities and $83 million and $88 million classified as long term liabilities at June 30, 2023 and December 31, 2022. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, including management's latest estimate of forecasted future results. Other key assumptions included discount rate and volatility. Fair value adjustments are recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Service cost	$1	$2	$13	$16
Interest cost	17	12	76	47
Expected return on plan assets	(24)	(18)	(100)	(94)
Amortization:
Net loss from experience differences	—	2	10	15
Settlement losses and other expenses	3	4	—	—
Net periodic pension (benefit)/cost	$(3)	$2	$(1)	$(16)

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Service cost	$2	$3	$27	$55
Interest cost	32	23	152	88
Expected return on plan assets	(49)	(36)	(202)	(186)
Amortization:
Net loss from experience differences	—	5	21	33
Prior service cost/(benefit)	1	—	—	(1)
Settlement losses and other expenses	8	7	—	—
Net periodic pension (benefit)/cost	$(6)	$2	$(2)	$(11)

Employer Contributions
During the six months ended June 30, 2023, we contributed $3 million to our U.S. pension plans and $65 million to our non-U.S. pension plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of June 30, 2023, we plan to make further contributions of approximately $3 million to our U.S. plans and $54 million to our non-U.S. plans for the remainder of 2023. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans
On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $2 million and $5 million for the three and six months ended June 30, 2023 and 2022, within interest and other expense, net. As of June 30, 2023, the remaining discounted withdrawal liability was $336 million, with $15 million recorded in other current liabilities and $321 million recorded in long-term other liabilities.

Postretirement and Postemployment Benefit Plans
The net periodic postretirement (benefit)/cost was $(2) million for the three and six months ended June 30, 2023 and $3 million and $6 million for the three and six months ended June 30, 2022. The net periodic postemployment cost was zero and $1 million for the three and six months ended June 30, 2023 and 2022.

Note 11. Stock Plans

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2023	20,490,250	$46.31	5 years	$417	million
Annual grant to eligible employees	2,452,110	65.36
Additional options issued	3,820	66.78
Total options granted	2,455,930	65.36
Options exercised (1)	(2,844,348)	37.84		$93	million
Options canceled	(159,460)	53.03
Balance at June 30, 2023	19,942,372	49.81	5 years	$461	million

(1)Cash received from options exercised was $56 million in the three months and $105 million in the six months ended June 30, 2023. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $9 million in the three months and $17 million in the six months ended June 30, 2023

Performance Share Units and Other Stock-Based Awards
Our performance share unit (PSU), deferred stock unit (DSU) and other stock-based activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2023	4,451,674		$60.12
Annual grant to eligible employees:		Mar 2, 2023
Performance share units	895,410		68.59
Deferred stock units	578,570		65.36
Additional shares granted (1)	710,633	Various	65.54
Total shares granted	2,184,613		66.74	$146	million
Vested (2) (3)	(1,626,765)		62.75	$102	million
Forfeited (2)	(144,096)		61.28
Balance at June 30, 2023	4,865,426		62.18

(1)Includes PSUs and DSUs.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled zero in the three months and $2 million in the six months ended June 30, 2023.
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

Share Repurchase Program
Between 2013 and 2020, our Board of Directors authorized the repurchase of a total of $23.7 billion of our Common Stock and extended the program through December 31, 2023. Prior to January 1, 2023, we had repurchased approximately $22.0 billion of Common Stock pursuant to this authorization. Our Board of Directors approved a new program authorizing the repurchase of up to $6.0 billion of our Common Stock through December 31, 2025. This authorization, effective January 1, 2023, replaced our previous share repurchase program. Repurchases under the program are determined by management and are wholly discretionary.

During the six months ended June 30, 2023, we repurchased approximately 8.8 million shares of Common Stock at an average cost of $68.16 per share, or an aggregate cost of approximately $602 million, all of which was paid during the period except for approximately $6 million settled in July 2023. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2023, we have approximately $5.4 billion in remaining share repurchase capacity.

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

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the "District Court") related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleged that Mondelēz Global: (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures; and (3) engaged in non-competitive trades. On May 13, 2022, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows and did not include an admission by Mondelēz Global. Several class action complaints also were filed against Mondelēz Global in the District Court by investors who copied and expanded upon the CFTC allegations in a series of private claims for monetary damages as well as injunctive, declaratory, and other unspecified relief. In June 2015, these suits were consolidated as case number 15-cv-2937, Harry Ploss et al. v. Kraft Foods Group, Inc. and Mondelēz Global LLC. On January 3, 2020, the District Court granted plaintiffs' request to certify a class. In November 2022, the District Court adjourned the trial date it had previously set for November 30 and ordered the parties to brief Kraft’s motions to decertify the class and for summary judgment, which was completed on July 25, 2023. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the class action.

As previously disclosed, in November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. We have been cooperating with the investigation and discussions with the European Commission are progressing in an effort to reach a negotiated, proportionate resolution in this matter. As of June 30, 2023 and December 31, 2022, we have accrued (in accordance with U.S. GAAP) a liability of €300 million ($328 million as of June 30, 2023) within other current liabilities in the consolidated balance sheet as an estimate of the possible cost to resolve this matter. It is not possible to predict if our ongoing discussions will result in a negotiated resolution, or result in a negotiated resolution in a higher amount, or when we will have clarity on the ultimate outcome of these discussions. If our discussions do not result in a negotiated resolution, we expect that the European Commission will pursue proceedings against the Company, including the imposition of a fine, and we would defend against any allegations made in such proceedings. There is a possibility that the final liability could be materially higher than the amount accrued. However, due to the inherent uncertainty of the discussions and possible outcomes, any possible loss or range of loss different from the amount accrued is not reasonably estimable at this time.

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of June 30, 2023 and December 31, 2022, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net (losses)/gains of $11 million in the second quarter of 2023 and $82 million in the second quarter of 2022 and $41 million in the first six months of 2023 and $40 million in the first six months of 2022..

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,659)	$(9,043)	$(9,808)	$(9,097)
Currency translation adjustments	139	(339)	312	(333)
Tax (expense)/benefit	7	(60)	(15)	(16)
Other comprehensive earnings/(losses)	146	(399)	297	(349)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	8	11	6	15
Balance at end of period	(9,505)	(9,431)	(9,505)	(9,431)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,111)	$(1,286)	$(1,105)	$(1,379)
Net actuarial gain/(loss) arising during period	(1)	108	1	152
Tax (expense)/benefit on net actuarial gain/(loss)	—	(27)	—	(27)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	5	16	13	36
Settlement losses and other expenses (1)	3	4	8	7
Tax expense/(benefit) on reclassifications (3)	(3)	(6)	(6)	(12)
Currency impact	(26)	72	(44)	104
Other comprehensive earnings/(losses)	(22)	167	(28)	260
Balance at end of period	(1,133)	(1,119)	(1,133)	(1,119)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(44)	$(96)	$(34)	$(148)
Net derivative gains/(losses)	(38)	98	(66)	124
Tax (expense)/benefit on net derivative gain/(loss)	4	1	1	—
Losses/(gains) reclassified into net earnings:
Currency exchange contracts(2)	—	3	—	5
Interest rate contracts (2)	5	(99)	23	(53)
Tax expense/(benefit) on reclassifications (3)	1	—	3	(23)
Currency impact	—	5	1	7
Other comprehensive earnings/(losses)	(28)	8	(38)	60
Balance at end of period	(72)	(88)	(72)	(88)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,814)	$(10,425)	$(10,947)	$(10,624)
Total other comprehensive earnings/(losses)	96	(224)	231	(29)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	8	11	6	15
Other comprehensive earnings/(losses) attributable to Mondelēz International	104	(213)	237	(14)
Balance at end of period	$(10,710)	$(10,638)	$(10,710)	$(10,638)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(2)These reclassified gains or losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 14. Income Taxes

As of the second quarter of 2023, our estimated annual effective tax rate, which excludes discrete tax impacts, was 24.6%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2023 second quarter effective tax rate of 23.1% included a $50 million net tax benefit related to gains and losses on KDP marketable securities and a $29 million net tax expense incurred in connection with unrealized gains and losses on hedging activities as well as other discrete net tax expense of $4 million. Our effective tax rate for the six months ended June 30, 2023 of 27.3% was higher due to a $127 million net tax expense incurred in connection with the KDP share sale during the first quarter (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our effective tax rate for the six months ended June 30, 2023 was 23.6%. The 23.6% rate included a $151 million net tax expense related to gains and losses on KDP marketable securities ($201 million net tax expense in Q1 and $50 million net tax benefit in Q2) as well as the associated pre-tax impacts.

As of the second quarter of 2022, our estimated annual effective tax rate, which excluded discrete tax impacts, was 24.4%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The estimated annual effective tax rate also considers the impact of the establishment of a valuation allowance related to a deferred tax asset arising from the anticipated 2022 Ukraine loss. Our 2022 second quarter effective tax rate of 23.4% was favorably impacted by discrete net tax benefits of $2 million. The discrete net tax benefit primarily consisted of a net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and an expense from tax law changes in various jurisdictions. Our effective tax rate for the six months ended June 30, 2022 of 22.6% was favorably impacted by discrete net tax benefits of $64 million primarily driven by the Chipita acquisition.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net earnings	$941	$748	$3,030	$1,609
Noncontrolling interest earnings	3	(1)	(5)	(7)
Net earnings attributable to Mondelēz International	$944	$747	$3,025	$1,602
Weighted-average shares for basic EPS	1,364	1,382	1,365	1,385
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	7	7	7	8
Weighted-average shares for diluted EPS	1,371	1,389	1,372	1,393
Basic earnings per share attributable to Mondelēz International	$0.69	$0.54	$2.22	$1.16
Diluted earnings per share attributable to Mondelēz International	$0.69	$0.54	$2.20	$1.15

We exclude antidilutive Mondelēz International stock options and long-term incentive plan shares from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 2.8 million for the three months ended June 30, 2023 and 3.4 million for the three months ended June 30, 2022 and 2.7 million for the six months ended June 30, 2023 and 2022.

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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net revenues:
Latin America	$1,228	$876	$2,439	$1,702
AMEA	1,609	1,535	3,548	3,402
Europe	2,926	2,626	6,233	5,561
North America	2,744	2,237	5,453	4,373
Net revenues	$8,507	$7,274	$17,673	$15,038
Earnings before income taxes:
Operating income:
Latin America	$134	$90	$273	$193
AMEA	207	211	567	483
Europe	449	380	956	757
North America	580	454	1,146	872
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	171	(109)	220	(82)
General corporate expenses	(79)	(62)	(156)	(112)
Amortization of intangible assets	(37)	(32)	(76)	(64)
Acquisition-related costs	—	(5)	—	(26)
Operating income	1,425	927	2,930	2,021
Benefit plan non-service income	22	30	41	63
Interest and other expense, net	(97)	(98)	(192)	(266)
(Loss)/gain on marketable securities	(189)	—	607	—
Earnings before income taxes	$1,161	$859	$3,386	$1,818

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

Net revenues by product category were:

	For the Three Months Ended June 30, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$309	$570	$1,129	$2,383	$4,391
Chocolate	316	563	1,241	56	2,176
Gum & Candy	368	235	220	305	1,128
Beverages	112	150	26	—	288
Cheese & Grocery	123	91	310	—	524
Total net revenues	$1,228	$1,609	$2,926	$2,744	$8,507

	For the Three Months Ended June 30, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$255	$568	$1,001	$1,901	$3,725
Chocolate	243	536	1,140	60	1,979
Gum & Candy	193	201	170	276	840
Beverages	92	144	24	—	260
Cheese & Grocery	93	86	291	—	470
Total net revenues	$876	$1,535	$2,626	$2,237	$7,274

	For the Six Months Ended June 30, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$585	$1,239	$2,191	$4,696	$8,711
Chocolate	684	1,310	2,911	140	5,045
Gum & Candy	716	441	453	617	2,227
Beverages	223	358	59	—	640
Cheese & Grocery	231	200	619	—	1,050
Total net revenues	$2,439	$3,548	$6,233	$5,453	$17,673

	For the Six Months Ended June 30, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$479	$1,225	$1,952	$3,700	$7,356
Chocolate	491	1,242	2,652	137	4,522
Gum & Candy	365	404	322	536	1,627
Beverages	194	341	56	—	591
Cheese & Grocery	173	190	579	—	942
Total net revenues	$1,702	$3,402	$5,561	$4,373	$15,038

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

Recent Developments and Significant Items Affecting Comparability

Macroeconomic environment

We continue to observe significant market and geopolitical uncertainty, increasing inflationary pressures, supply constraints and exchange rate volatility. As a result, we experienced significantly higher operating costs, including higher overall raw material, transportation, labor and energy costs that have continued to rise. Our overall outlook for future snacks revenue growth remains strong; however, we anticipate ongoing volatility in response to supply chain issues, including labor and transportation constraints. We will continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and business risks while also prioritizing and supporting our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets.

War in Ukraine

In February 2022, following the Russian military invasion of Ukraine, we stopped production and closed our facilities in Ukraine; since then we have taken steps to protect the safety of our employees and to restore operations on a limited basis at our two manufacturing facilities, which were significantly damaged in March 2022. We continue to support our Ukraine employees, including paying salaries to those not yet able to return to work until full production returns. See Note 1, Basis of Presentation - War in Ukraine, to the condensed consolidated financial statements, and refer to Items Affecting Comparability of Financial Results for additional information.

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations given we believe we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions, and we continue to consolidate both our Ukrainian and Russian subsidiaries. During the second quarter of 2022, Ukraine generated 0.2% and Russia generated 3.7% of consolidated net revenue and during the second quarter of 2023, Ukraine generated 0.3% and Russia generated 2.8% of consolidated net revenue. Our Russian net revenues declined in the second quarter of 2023 due to the suspension of advertising as well as currency weakness that more than offset increased pricing. Despite the decrease in revenues, the profitability of our Russian business has increased significantly and contributed to the growth of our consolidated performance. We continue to reduce our activities in Russia and expect further volume declines as we work to have the business operate on a stand-alone basis, with a self-sufficient supply chain before the end of the year. We cannot predict if the recent strength in our Russian business will continue in the future.

Our operations in Russia are subject to risks, including the temporary or permanent loss of assets or our ability to conduct business operations in Russia and the partial or full impairment of our Russian assets in future periods, or the termination of our business operations, based on actions taken by Russia, other parties or us. For more information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022, including the risk entitled “The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.”

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

Investment Transactions

Keurig Dr Pepper Transactions
On March 2, 2023, we sold approximately 30 million shares of KDP, which reduced our ownership interest by 2.1% to 3.2%. We recorded a pre-tax gain on equity method transactions of $493 million (or $366 million after tax) during the first quarter of 2023. Our reduction in ownership to below 5% eliminated our governance rights that had allowed us to exert substantial influence over KDP and resulted in a change of accounting from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") during the first quarter of 2023. On June 8, 2023, we sold approximately 23 million shares of KDP, which reduced our ownership to 1.6% of the total outstanding shares. We received proceeds of approximately $708 million. On July 13, 2023, we sold our remaining 23 million shares and received approximately $704 million in proceeds.

JDE Peet’s Transactions
On April 3, 2023, we sold approximately 7.7 million shares of JDEP, which reduced our ownership interest by 1.6%, to 18.1%. We received cash proceeds of €198 million ($217 million) and recorded a loss of €18 million ($19 million) on this sale during the three months ended June 30, 2023. On March 30, 2023, we issued options to sell shares of JDEP in tranches equivalent to approximately 7.7 million shares. These options are exercisable at maturity during the third quarter of 2023 with a potential impact to our ownership if the options are exercised.

For additional information, refer to Note 6, Investments and Note 9, Financial Instruments.

U.K. advertising and promotion ban

In the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds as well as measures restricting multi buy promotions are expected to go into effect in October 2025. Restrictions on in-store placement of some of those products went into effect in October 2022. Although we are unable to estimate precisely the impact of the restrictions, they did not have a significant impact on our consolidated financial statements in the three and six months ended June 30, 2023.

Taxes

We continue to monitor existing and potential future tax reform around the world. On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the guidance available thus far, while we meet the criteria of a large corporation we do not believe this legislation will have a material impact on our consolidated financial statements. We will continue to evaluate it as additional guidance and clarification becomes available. We also continue to monitor countries’ progress toward enactment of the Organization of Economic Cooperation and Development’s model rules on a global minimum tax. While numerous countries have proposed new legislation in this area (and two countries have enacted it as of June 30, 2023), any new law is only expected to be effective for taxable years beginning after December 31, 2023. If broadly enacted, these laws could have a material effect on us.

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

Summary of Results

•Net revenues increased 17.0% to $8.5 billion in the second quarter of 2023 and increased 17.5% to $17.7 billion in the first six months of 2023 as compared to the same periods in the prior year. In the second quarter and first six months of 2023, our net revenue growth continued to reflect strong demand for most of our snack category products in both our emerging and developed markets relative to 2022. Overall, our net revenue growth in both the second quarter and first six months of 2023 was driven by higher net pricing, incremental net revenues from our acquisitions of Clif Bar and Ricolino in 2022 and favorable volume/mix (reflecting growth in the first quarter while the second quarter was flat), partially offset by unfavorable currency translation and the impact of divestitures in 2022.

•Organic Net Revenue, a non-GAAP financial measure, increased 15.8% to $8.4 billion in the second quarter of 2023 and increased 17.7% to $17.7 billion in the first six months of 2023 as compared to same periods in the prior year. During the second quarter, Organic Net Revenue grew due to higher net pricing while volume/mix was flat. During the first six months of 2023, Organic Net Revenue grew due to both higher net pricing and favorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.

•Diluted EPS attributable to Mondelēz International increased 27.8% to $0.69 in the second quarter of 2023 and increased 91.3% to $2.20 in the first six months of 2023 as compared to the same period in the prior year.
–Diluted EPS increased in the second quarter of 2023, driven by favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, increase in Adjusted EPS, lower acquisition integration costs and contingent consideration adjustments and lapping prior-year initial impacts from enacted tax law changes. These favorable items were partially offset by a mark-to-market loss on marketable securities, lapping prior-year net earnings from divestitures, higher divestiture-related costs, higher remeasurement loss of net monetary position, higher loss on equity method investment transactions and lapping prior-year decrease in estimated allowances and reserves associated with incremental costs incurred due to the war in Ukraine.
–Diluted EPS increased during the first six months of 2023, driven by a mark-to-market gain on marketable securities, net gain on equity method investment transactions, favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, an increase in Adjusted EPS, lapping prior-year incremental costs due to the war in Ukraine, lapping prior-year loss on debt extinguishment, lapping prior-year intangible asset impairment charges, lapping prior-year acquisition-related costs and lapping prior-year initial impacts from enacted tax law changes. These favorable items were partially offset by lower net earnings from divestitures, higher equity investee items, higher divestiture-related costs, higher acquisition integration costs and contingent consideration adjustments and higher remeasurement loss of net monetary position.

•Adjusted EPS, a non-GAAP financial measure, increased 16.9% to $0.76 in the second quarter of 2023 and increased 13.0% to $1.65 in the first six months of 2023 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 21.5% to $0.79 in the second quarter of 2023 and increased 19.9% to $1.75 in the first six months of 2023 as compared to the same periods in the prior year. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.
–Adjusted EPS increased in the second quarter of 2023, primarily driven by operating gains, impact from acquisitions, fewer shares outstanding and higher equity method investment earnings, partially offset by unfavorable currency translation, higher taxes, higher interest expense and lower benefit plan non-service income.
–Adjusted EPS increased in the first six months of 2023, primarily driven by operating gains, impact from acquisitions, fewer shares outstanding and dividend income from marketable securities, partially offset by unfavorable currency translation, higher interest expense, higher taxes and lower benefit plan non-service income.

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2023	2022	2023	2022
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(2)	$(4)	$(32)	$(15)
Implementation charges		(4)	(19)	(9)	(39)
Intangible asset impairment charges	Note 5	—	—	—	(78)
Mark-to-market gains/(losses) from derivatives (1)	Note 9	168	(128)	216	(100)
Acquisition and divestiture-related costs:	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		(24)	(37)	(75)	(72)
Acquisition-related costs		—	(5)	—	(26)
Divestiture-related costs		(22)	(5)	(52)	(6)
Incremental costs due to war in Ukraine (2)	Note 1	—	15	3	(128)
Remeasurement of net monetary position	Note 1	(26)	(10)	(38)	(15)
Impact from pension participation changes (1)	Note 10	(2)	(2)	(5)	(5)
Loss on debt extinguishment and related expenses	Note 8	(1)	—	(1)	(129)
Initial impacts from enacted tax law changes	Note 14	(2)	(9)	(2)	(9)
(Loss)/gain on marketable securities	Note 6	(194)	—	593	—
(Loss)/gain on equity method investment transactions (3)		(23)	(8)	462	(13)
Equity method investee items (4)		—	4	(48)	(6)
Effective tax rate	Note 14	23.1%	23.4%	27.3%	22.6%

(1)Includes impacts recorded in operating income and interest expense and other, net. Mark-to-market gains/(losses) above also include our equity method investment-related derivative contract mark-to-market gains/(losses) (refer to Note 9, Financial Instruments) that are recorded in the (loss)/gain on equity method investment transactions on our condensed consolidated statement of earnings.
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

Consolidated Results of Operations
Three Months Ended June 30

	For the Three Months Ended June 30,
	2023	2022	$ change	% change
	(in millions, except per share data)
Net revenues	$8,507	$7,274	$1,233	17.0%
Operating income	1,425	927	498	53.7%
Net earnings attributable to Mondelēz International	944	747	197	26.4%
Diluted earnings per share attributable to Mondelēz International	0.69	0.54	0.15	27.8%

Net Revenues – Net revenues increased $1,233 million (17.0%) to $8,507 million in the second quarter of 2023, and Organic Net Revenue (1) increased $1,151 million (15.8%) to $8,413 million. Emerging markets net revenues increased 17.8% and emerging markets Organic Net Revenue increased 23.3% (1). Developed markets net revenues increased 16.4% and developed markets Organic Net Revenue increased 11.2% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets		Mondelēz International
Three Months Ended June 30, 2023
Reported (GAAP)	$3,306	$5,201		$8,507
Acquisitions	(137)	(240)		(377)
Currency	277	6		283
Organic (Non-GAAP)	$3,446	$4,967		$8,413
Three Months Ended June 30, 2022
Reported (GAAP)	$2,806	$4,468		$7,274
Divestitures	(12)	—		(12)
Organic (Non-GAAP)	$2,794	$4,468		$7,262
% Change
Reported (GAAP)	17.8%	16.4%		17.0%
Divestitures	0.5 pp	—	pp	0.1 pp
Acquisitions	(4.9)	(5.3)		(5.2)	pp
Currency	9.9	0.1		3.9	pp
Organic (Non-GAAP)	23.3%	11.2%		15.8%
Vol/Mix	2.1 pp	(1.2)pp		—	pp
Pricing	21.2	12.4		15.8
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 17.0% was driven by our underlying Organic Net Revenue growth of 15.8% and the impact of acquisitions, partially offset by unfavorable currency translation and the impact of divestitures. Overall, we continued to see strong demand for our snack category products across most regions. Organic Net Revenue growth was driven by higher net pricing as overall volume/mix was flat for the quarter. Higher net pricing in all regions was due to the benefit of carryover pricing from 2022 as well as the effects of input cost-driven pricing actions taken during the first six months of 2023. Volume/mix was flat as favorable volume/mix in North America, AMEA and Latin America was offset by unfavorable volume/mix in Europe reflecting the impact from customer price negotiation disruptions. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $137 million (constant currency basis) and the August 1, 2022 acquisition of Clif Bar added incremental net revenues of $240 million. Unfavorable currency impacts decreased net revenues by $283 million, primarily due to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, Russian ruble, Chinese yuan, Indian rupee, Turkish Lira, Egyptian pound, South African rand and Australian dollar, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Mexican peso and euro. The impact of our 2022 divestitures resulted in a year-over-year reduction in net revenues of $12 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income increased $498 million (53.7%) to $1,425 million in the second quarter of 2023. Adjusted Operating Income (1) increased $235 million (21.4%) to $1,332 million and Adjusted Operating Income on a constant currency basis (1) increased $288 million (26.3%) to $1,385 million due to the following:

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in millions)
Operating Income	$1,425	$927	$498	53.7%
Simplify to Grow Program (2)	6	22	(16)
Mark-to-market (gains)/losses from derivatives (3)	(171)	109	(280)
Acquisition integration costs and contingent consideration adjustments (4)	24	37	(13)
Acquisition-related costs (4)	—	5	(5)
Divestiture-related costs (4) (6)	22	5	17
Operating income from divestitures (4)	—	(3)	3
Incremental costs due to war in Ukraine (5)	—	(15)	15
Remeasurement of net monetary position (5)	26	10	16
Adjusted Operating Income (1)	$1,332	$1,097	$235	21.4%
Unfavorable currency translation	53	—	53
Adjusted Operating Income (constant currency) (1)	$1,385	$1,097	$288	26.3%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	1,149
Higher input costs	(752)
Favorable volume/mix	12
Higher selling, general and administrative expenses	(145)
Impact from acquisitions (4)	41
Lower amortization of intangible assets	1
Higher asset impairment charges	(18)
Total change in Adjusted Operating Income (constant currency) (1)	$288

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
(6)Divestiture-related costs includes costs incurred associated with our publicly-announced processes to divest our developed markets gum and global Halls businesses.

During the second quarter of 2023, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2022 as well as the effects of input cost-driven pricing actions taken during the first six months of 2023, was reflected across all regions. Overall, volume/mix benefited from improved product mix and continued strong demand for our snack category products across most regions. Favorable volume/mix was driven by AMEA, North America and Latin America, partially offset by unfavorable volume/mix in Europe reflecting the impact from customer price negotiation disruptions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were in part due to higher energy, sugar, dairy, grains, packaging, cocoa, edible oils and other ingredients costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials.

Total selling, general and administrative expenses increased $193 million from the second quarter of 2022, due to a number of factors noted in the table above, including in part, the impact of acquisitions, higher divestiture-related costs, higher remeasurement loss of net monetary position and lapping prior-year decrease in estimated allowances and reserves associated with incremental costs incurred due to the war in Ukraine, which were partially offset by a favorable currency impact related to expenses, lower acquisition integration costs and contingent consideration adjustments, lapping prior-year acquisition-related costs and lower implementation costs incurred for the Simplify to Grow program. Excluding these factors, selling, general and administrative expenses also increased $145 million from the second quarter of 2022. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency changes decreased operating income by $53 million due primarily to the strength of the U.S. dollar relative to most currencies, including the Russian ruble, Argentinean peso, Egyptian pound, Chinese yuan, Indian rupee and South African rand, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Mexican peso and euro.

Operating income margin increased from 12.7% in the second quarter of 2022 to 16.8% in the second quarter of 2023. The increase was primarily driven by favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, higher Adjusted Operating Income margin, lower costs incurred for the Simplify to Grow program and lower acquisition integration costs and contingent consideration adjustments, partially offset by higher divestiture-related costs, lapping prior-year decrease in estimated allowances and reserves associated with incremental costs incurred due to the war in Ukraine and higher remeasurement loss of net monetary position. Adjusted Operating Income margin increased from 15.1% for the second quarter of 2022 to 15.7% for the second quarter of 2023. The increase was driven primarily by higher net pricing, overhead cost leverage, lower manufacturing and favorable product mix, partially offset by higher raw material costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $944 million increased by $197 million (26.4%) in the second quarter of 2023. Diluted EPS attributable to Mondelēz International was $0.69 in the second quarter of 2023, up $0.15 (27.8%) from the second quarter of 2022. Adjusted EPS (1) was $0.76 in the second quarter of 2023, up $0.11 (16.9%) from the second quarter of 2022. Adjusted EPS on a constant currency basis (1) was $0.79 in the second quarter of 2023, up $0.14 (21.5%) from the second quarter of 2022.

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.69	$0.54	$0.15	27.8%
Simplify to Grow Program (2)	0.01	0.01	—
Mark-to-market (gains)/losses from derivatives (2)	(0.11)	0.08	(0.19)
Acquisition integration costs and contingent consideration adjustments (2)	0.01	0.03	(0.02)
Divestiture-related costs (2)	0.01	—	0.01
Net earnings from divestitures (2)	—	(0.03)	0.03
Incremental costs due to war in Ukraine (2)	—	(0.01)	0.01
Remeasurement of net monetary position (2)	0.02	0.01	0.01
Initial impacts from enacted tax law changes (3)	—	0.01	(0.01)
Loss on marketable securities (4)	0.11	—	0.11
Loss on equity method investment transactions (4)	0.02	0.01	0.01
Adjusted EPS (1)	$0.76	$0.65	$0.11	16.9%
Unfavorable currency translation	0.03	—	0.03
Adjusted EPS (constant currency) (1)	$0.79	$0.65	$0.14	21.5%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.15
Impact from acquisitions (2)	0.02
Change in benefit plan non-service income	(0.01)
Change in interest and other expense, net (5)	(0.01)
Change in equity method investment net earnings	0.01
Change in income taxes (3)	(0.03)
Change in shares outstanding (6)	0.01
Total change in Adjusted EPS (constant currency) (1)	$0.14
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended June 30, 2023, taxes for the: Simplify to Grow Program were $(1) million, mark-to-market gains from derivatives were $21 million, acquisition integration costs and contingent consideration adjustments were $(9) million, divestiture-related costs were $(4) million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $2 million, loss on marketable securities were $(45) million and loss on equity method investment transactions were $(1) million.
•For the three months ended June 30, 2022, taxes for the: Simplify to Grow Program were $(6) million, mark-to-market losses from derivatives were $(14) million, acquisition integration costs and contingent consideration adjustments were $(1) million, acquisition-related costs were $(2) million, divestiture-related costs were $(1) million, net earnings from divestitures were $7 million, incremental costs due to the war in Ukraine were zero, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $9 million and loss on equity method transactions were zero.
(2)See the Operating Income table above and the related footnotes for more information.
(3)Refer to Note 14, Income Taxes, for more information on the items affecting income taxes.
(4)Refer to Note 6, Investments, for more information on gains/losses on equity method investment transactions and marketable securities.
(5)Excludes the currency impact on interest expense related to non-U.S. dollar-denominated debt, which is included in currency translation.
(6)Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.

Six Months Ended June 30:

	For the Six Months Ended June 30,
	2023	2022	$ change	% change
	(in millions, except per share data)
Net revenues	$17,673	$15,038	$2,635	17.5%
Operating income	2,930	2,021	909	45.0%
Net earnings attributable to Mondelēz International	3,025	1,602	1,423	88.8%
Diluted earnings per share attributable to Mondelēz International	2.20	1.15	1.05	91.3%

Net Revenues – Net revenues increased $2,635 million (17.5%) to $17,673 million in the first six months of 2023, and Organic Net Revenue (1) increased $2,653 million (17.7%) to $17,670 million. Emerging markets net revenues increased 19.7% and emerging markets Organic Net Revenue increased 24.3% (1). Developed markets net revenues increased 16.2% and developed markets Organic Net Revenue increased 13.6% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets		Mondelēz International
Six Months Ended June 30, 2023
Reported (GAAP)	$6,904	$10,769		$17,673
Acquisitions	(293)	(458)		(751)
Currency	535	213		748
Organic (Non-GAAP)	$7,146	$10,524		$17,670
Six Months Ended June 30, 2022
Reported (GAAP)	$5,770	$9,268		$15,038
Divestitures	(21)	—		(21)
Organic (Non-GAAP)	$5,749	$9,268		$15,017
% Change
Reported (GAAP)	19.7%	16.2%		17.5%
Divestitures	0.4 pp	—	pp	0.2 pp
Acquisitions	(5.1)	(4.9)		(5.0)
Currency	9.3	2.3		5.0
Organic (Non-GAAP)	24.3%	13.6%		17.7%
Vol/Mix	3.4 pp	0.7 pp		1.7 pp
Pricing	20.9	12.9		16.0
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 17.5% was driven by our underlying Organic Net Revenue growth of 17.7% and the impact of acquisitions, partially offset by unfavorable currency translation and the impact of divestitures. Overall, we continued to see strong demand for our snack category products across most regions. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2022 as well as the effects of input cost-driven pricing actions taken during the first six months of 2023. Favorable volume/mix was driven by AMEA, North America and Latin America reflecting both improved product mix and volume gains, partially offset by unfavorable volume/mix in Europe reflecting the impact from customer price negotiation disruptions. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $293 million (constant currency basis) and the August 1, 2022 acquisition of Clif Bar added incremental net revenues of $458 million. Unfavorable currency impacts decreased net revenues by $748 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, British pound sterling, Indian rupee, Egyptian pound, Turkish lira, Chinese yuan, euro, Australian dollar and South African rand, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Mexican peso. The impact of our 2022 divestitures resulted in a year-over-year reduction in net revenues of $21 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income increased $909 million (45.0%) to $2,930 million in the first six months of 2023. Adjusted Operating Income (1) increased $439 million (17.7%) to $2,913 million and Adjusted Operating Income on a constant currency basis (1) increased $573 million (23.2%) to $3,047 million due to the following:

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in millions)
Operating Income	$2,930	$2,021	$909	45.0%
Simplify to Grow Program (2)	41	53	(12)
Intangible asset impairment charge (3)	—	78	(78)
Mark-to-market (gains)/losses from derivatives (4)	(220)	82	(302)
Acquisition integration costs and contingent consideration adjustments (5)	75	69	6
Acquisition-related costs (5)	—	26	(26)
Divestiture-related costs (5) (7)	52	6	46
Operating income from divestitures (5)	—	(4)	4
Incremental costs due to war in Ukraine (6)	(3)	128	(131)
Remeasurement of net monetary position (6)	38	15	23
Adjusted Operating Income (1)	$2,913	$2,474	$439	17.7%
Unfavorable currency translation	134	—	134
Adjusted Operating Income (constant currency) (1)	$3,047	$2,474	$573	23.2%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	2,403
Higher input costs	(1,681)
Favorable volume/mix	108
Higher selling, general and administrative expenses	(307)
Impact from acquisitions (5)	84
Lower amortization of intangible assets	1
Higher asset impairment charges	$(35)
Total change in Adjusted Operating Income (constant currency) (1)	$573

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

During the first six months of 2023, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2022 as well as the effects of input cost-driven pricing actions taken during the first six months of 2023, was reflected across all regions. Overall, volume/mix benefited from improved product mix and continued strong demand for our snack category products across most regions. Favorable volume/mix was driven by AMEA, Latin America and North America, partially offset by unfavorable volume/mix in Europe reflecting the impact from customer price negotiation disruptions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were in part due to higher energy, dairy, sugar, grains, edible oils, packaging, cocoa, nuts and other ingredients costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials.

Total selling, general and administrative expenses increased $355 million from the first six months of 2022, due to a number of factors noted in the table above, including in part, the impact of acquisitions, higher divestiture-related costs and higher remeasurement loss of net monetary position, which were partially offset by a favorable currency impact related to expenses, lapping prior-year acquisition-related costs, lapping prior-year incremental costs due to the war in Ukraine, lower implementation costs incurred for the Simplify to Grow program and lower acquisition integration costs and contingent consideration adjustments. Excluding these factors, selling, general and administrative expenses increased $307 million from the first six months of 2022. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities,

Unfavorable currency changes decreased operating income by $134 million primarily due to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, British pound sterling, Egyptian pound, Russian ruble, Indian rupee, Chinese yuan, and South African rand, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Mexican peso.

Operating income margin increased from 13.4% in the first six months of 2022 to 16.6% in the first six months of 2023. The increase in operating income margin was driven primarily by the favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, lapping prior-year incremental costs due to the war in Ukraine, lapping prior-year intangible asset impairment charges, lower costs incurred for the Simplify to Grow program and lapping prior-year acquisition-related costs, partially offset by higher divestiture-related costs, and higher remeasurement loss of net monetary position. Adjusted Operating Income margin of 16.5% for the first six months of 2023 was flat compared to the first six months of 2022, as higher net pricing and overhead cost leverage was offset by higher raw material costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,025 million increased by $1,423 million (88.8%) in the first six months of 2023. Diluted EPS attributable to Mondelēz International was $2.20 in the first six months of 2023, up $1.05 (91.3%) from the first six months of 2022. Adjusted EPS (1) was $1.65 in the first six months of 2023, up $0.19 (13.0%) from the first six months of 2022. Adjusted EPS on a constant currency basis (1) was $1.75 in the first six months of 2023, up $0.29 (19.9%) from the first six months of 2022.

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.20	$1.15	$1.05	91.3%
Simplify to Grow Program (2)	0.03	0.03	—
Intangible asset impairment charge (2)	—	0.04	(0.04)
Mark-to-market (gains)/losses from derivatives (2)	(0.14)	0.06	(0.20)
Acquisition integration costs and contingent consideration adjustments (2)	0.04	0.02	0.02
Acquisition-related costs (2)	—	0.02	(0.02)
Divestiture-related costs (2)	0.03	—	0.03
Net earnings from divestitures (2)	(0.01)	(0.05)	0.04
Incremental costs due to war in Ukraine (2)	—	0.09	(0.09)
Remeasurement of net monetary position (2)	0.03	0.01	0.02
Loss on debt extinguishment and related expenses (3)	—	0.07	(0.07)
Initial impacts from enacted tax law changes (4)	—	0.01	(0.01)
Gain on marketable securities (5)	(0.32)	—	(0.32)
(Gain)/loss on equity method investment transactions (5)	(0.25)	0.01	(0.26)
Equity method investee items (6)	0.04	—	0.04
Adjusted EPS (1)	$1.65	$1.46	$0.19	13.0%
Unfavorable currency translation	0.10	—	0.10
Adjusted EPS (constant currency) (1)	$1.75	$1.46	$0.29	19.9%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.27
Impact from acquisitions	0.05
Change in benefit plan non-service income	(0.01)
Change in interest and other expense, net (7)	(0.04)
Dividend income from marketable securities	0.01
Change in equity method investment net earnings (5)	—
Change in income taxes (4)	(0.02)
Change in shares outstanding (8)	0.03
Total change in Adjusted EPS (constant currency) (1)	$0.29
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the six months ended June 30, 2023, taxes for the: Simplify to Grow Program were $(7) million, mark-to-market gains from derivatives were $29 million, acquisition integration costs and contingent consideration adjustments were $(22) million, divestiture-related costs were $(8) million, net earnings from divestitures were $4 million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $2 million, gain on marketable securities were $156 million, gain on equity method investment transactions were $124 million and equity method investee items were zero.
•For the six months ended June 30, 2022, taxes for the: Simplify to Grow Program were $(13) million, intangible asset impairment charge was $(19) million, mark-to-market losses from derivatives were $(19) million, acquisition integration costs and contingent consideration adjustments were $(51) million, acquisition-related costs were $(3) million, net earnings from divestitures were $17 million, incremental costs due to the war in Ukraine were $2 million, remeasurement of net monetary position were zero, loss on debt extinguishment and related expenses were $(31) million, initial impacts from enacted tax law changes were $9 million and loss on equity method investment transactions were zero.
(2)See the Operating Income table above and the related footnotes for more information.

(3)Refer to Note 8, Debt and Borrowing Arrangements, for more information on the loss on debt extinguishment and related expenses.
(4)Refer to Note 14, Income Taxes, on the items affecting income taxes.
(5)Refer to Note 6, Investments, for more information on the gain/(loss) on equity method investment transactions and marketable securities.
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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net revenues:
Latin America	$1,228	$876	$2,439	$1,702
AMEA	1,609	1,535	3,548	3,402
Europe	2,926	2,626	6,233	5,561
North America	2,744	2,237	5,453	4,373
Net revenues	$8,507	$7,274	$17,673	$15,038
Earnings before income taxes:
Operating income:
Latin America	$134	$90	$273	$193
AMEA	207	211	567	483
Europe	449	380	956	757
North America	580	454	1,146	872
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	171	(109)	220	(82)
General corporate expenses	(79)	(62)	(156)	(112)
Amortization of intangible assets	(37)	(32)	(76)	(64)
Acquisition-related costs	—	(5)	—	(26)
Operating income	1,425	927	2,930	2,021
Benefit plan non-service income	22	30	41	63
Interest and other expense, net	(97)	(98)	(192)	(266)
(Loss)/gain on marketable securities	(189)	—	607	—
Earnings before income taxes	$1,161	$859	$3,386	$1,818

Latin America

	For the Three Months Ended June 30,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$1,228	$876	$352	40.2%
Segment operating income	134	90	44	48.9%

	For the Six Months Ended June 30,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$2,439	$1,702	$737	43.3%
Segment operating income	273	193	80	41.5%

Three Months Ended June 30

Net revenues increased $352 million (40.2%), due to higher net pricing (35.1 pp), the impact of an acquisition (15.9 pp) and favorable volume/mix (2.6 pp), partially offset by unfavorable currency (11.5 pp) and the impact of divestitures (1.9 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories, primarily in Argentina, Brazil and Mexico. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $137 million (constant currency basis) in the second quarter of 2023. Favorable volume/mix reflected continued strong demand for our snack category products. Favorable volume/mix was driven by gains in gum, biscuits & baked snacks and candy, partially offset by declines in chocolate, refreshment beverages and cheese & grocery. Unfavorable currency impacts were primarily due to the strength of the U.S. dollar relative to several currencies in the region, primarily the Argentinean peso, Colombian peso and Brazilian real, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Mexican peso. The impact of divestitures resulted in a year-over-year decline in net revenues of $12 million.

Segment operating income increased $44 million (48.9%), primarily due to higher net pricing, the impact of our Ricolino acquisition and favorable volume/mix. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, unfavorable currency and acquisition integration costs incurred in the second quarter of 2023.

Six Months Ended June 30:

Net revenues increased $737 million (43.3%), due to higher net pricing (33.4 pp), the impact of an acquisition (17.4 pp) and favorable volume/mix (5.0 pp), partially offset by unfavorable currency (10.7 pp) and the impact of divestitures (1.8 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories, primarily in Argentina, Brazil and Mexico. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $293 million (constant currency basis) in the first six months of 2023. Favorable volume/mix reflected strong volume growth as the region continued to see increased demand for our snack category products. Favorable volume/mix was driven by gains in gum, biscuits & baked snacks, candy and cheese & grocery, partially offset by declines in refreshment beverages and chocolate. Unfavorable currency impacts were primarily due to the strength of the U.S. dollar relative to several currencies in the region, primarily the Argentinean peso and Colombian peso, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Mexican peso. The impact of divestitures resulted in a year-over-year decline in net revenues of $21 million.

Segment operating income increased $80 million (41.5%), primarily due to higher net pricing, favorable volume/mix and the impact of our Ricolino acquisition. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, acquisition integration costs incurred in the first six months of 2023, unfavorable currency and higher remeasurement loss on net monetary position.

AMEA

	For the Three Months Ended June 30,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$1,609	$1,535	$74	4.8%
Segment operating income	207	211	(4)	(1.9)%

	For the Six Months Ended June 30,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$3,548	$3,402	$146	4.3%
Segment operating income	567	483	84	17.4%

Three Months Ended June 30

Net revenues increased $74 million (4.8%), due to higher net pricing (9.9 pp) and favorable volume/mix (3.3 pp), partially offset by unfavorable currency (8.4 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable volume/mix reflected continued strong demand for our snack category products. Favorable volume/mix was driven by gains in chocolate, gum, candy and refreshment beverages, partially offset by declines in biscuits & baked snacks and cheese & grocery. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Chinese yuan, Indian rupee, Egyptian pound, South African Rand and Australian dollar.

Segment operating income decreased $4 million (1.9%), primarily due to higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and unfavorable currency. These unfavorable items were partially offset by higher net pricing, favorable volume/mix and lower manufacturing costs driven by productivity.

Six Months Ended June 30:

Net revenues increased $146 million (4.3%), due to higher net pricing (8.9 pp) and favorable volume/mix (4.6 pp), partially offset by unfavorable currency (9.2 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable volume/mix reflected overall volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in chocolate, refreshment beverages, gum, candy and biscuits & baked snacks, partially offset by a decline in cheese & grocery. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Indian rupee, Egyptian pound, Chinese yuan, Australian dollar, South African Rand and Pakistan rupee.

Segment operating income increased $84 million (17.4%), primarily due to higher net pricing, favorable volume/mix, lapping prior-year intangible asset impairment charges and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, unfavorable currency, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses and higher fixed asset impairment charges.

Europe

	For the Three Months Ended June 30,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$2,926	$2,626	$300	11.4%
Segment operating income	449	380	69	18.2%

	For the Six Months Ended June 30,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$6,233	$5,561	$672	12.1%
Segment operating income	956	757	199	26.3%

Three Months Ended June 30

Net revenues increased $300 million (11.4%), due to higher net pricing (17.6 pp), partially offset by unfavorable volume/mix (4.5 pp) and unfavorable currency (1.7 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Overall, unfavorable volume/mix reflected volume declines due to the impact from customer price negotiation disruptions. Unfavorable volume/mix was driven by declines in biscuits & baked snacks, cheese & grocery, chocolate and candy, partially offset by gains in gum and refreshment beverages. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to several currencies across the region, including the Russian ruble and Turkish lira, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the euro.

Segment operating income increased $69 million (18.2%), primarily due to higher net pricing, lower other selling, general and administrative expenses, lower acquisition integration costs, lower manufacturing costs driven by productivity and lower costs incurred for the Simplify to Grow program. These favorable items were partially offset by higher raw material costs, unfavorable volume/mix, unfavorable currency, remeasurement loss on monetary position, lapping the prior-year decrease in estimated allowances and reserves associated with incremental costs incurred due to the war in Ukraine, divestiture-related costs incurred in the second quarter of 2023, and higher advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues increased $672 million (12.1%), due to higher net pricing (17.7 pp), partially offset by unfavorable currency (4.1 pp) and unfavorable volume/mix (1.5 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies across the region, including the British pound sterling, Turkish lira, euro, Ukrainian hryvnya, Norwegian krone, Russian ruble and Swedish krona. Overall, unfavorable volume/mix reflected volume declines due to the impact from customer price negotiation disruptions. Unfavorable volume/mix was driven by declines in biscuits & baked snacks, cheese & grocery and chocolate, partially offset by gains in gum, candy and refreshment beverages.

Segment operating income increased $199 million (26.3%), primarily due to higher net pricing, lapping the prior-year incremental costs incurred due to the war in Ukraine, lower other selling, general and administrative expenses and lower acquisition integration costs. These favorable items were partially offset by higher raw material costs, unfavorable currency, divestiture-related costs incurred in the first six months of 2023, higher advertising and consumer promotion costs, unfavorable volume/mix, higher manufacturing costs, remeasurement loss on net monetary position and higher costs incurred for the Simplify to Grow program.

North America

	For the Three Months Ended June 30,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$2,744	$2,237	$507	22.7%
Segment operating income	580	454	126	27.8%

	For the Six Months Ended June 30,
	2023	2022	$ change	% change
	(in millions)
Net revenues	$5,453	$4,373	$1,080	24.7%
Segment operating income	1,146	872	274	31.4%

Three Months Ended June 30

Net revenues increased $507 million (22.7%), due to the impact of an acquisition (10.8 pp), higher net pricing (10.4 pp) and favorable volume/mix (2.0 pp), partially offset by unfavorable currency (0.5 pp). The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $240 million in the second quarter of 2023. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Overall, favorable volume/mix reflected volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in biscuits & baked snacks and gum, partially offset by declines in candy and chocolate. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $126 million (27.8%), primarily due to higher net pricing, the impact of our Clif Bar acquisition, lower manufacturing costs driven by productivity, favorable volume/mix and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher acquisition integration costs and contingent consideration adjustments, higher divestiture-related costs and higher fixed asset impairment charges.

Six Months Ended June 30:

Net revenues increased $1,080 million (24.7%), due to higher net pricing (12.7 pp), the impact of an acquisition (10.5 pp) and favorable volume/mix (2.1 pp), partially offset by unfavorable currency (0.6 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $458 million in the first six months of 2023. Overall, favorable volume/mix reflected volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in biscuits & baked snacks and gum, partially offset by declines in candy and chocolate. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $274 million (31.4%), primarily due to higher net pricing, the impact of our Clif Bar acquisition, favorable volume/mix, lower costs incurred for the Simplify to Grow Program and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, higher acquisition integration costs and contingent consideration adjustments, higher fixed asset impairment charges, higher divestiture-related costs and unfavorable currency.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. We expect to continue to utilize our commercial paper program and international credit lines as needed. We continually evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Our investment in JDE Peet's also provides us additional flexibility. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity, and we continue to monitor our operations in Europe and related effects from the war in Ukraine. To date, we have been successful in generating cash and raising financing as needed. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 8, Debt and Borrowing Arrangements), our U.S. tax reform transition tax liability and deferred taxes (refer to Note 16, Income Taxes, in our Annual Report on Form 10-K for the year ended December 31, 2022), our long-term benefit plan obligations (refer to Note 10, Benefit Plans, and Note 11, Benefit Plans, in our Annual report on Form 10-K for the year ended December 31, 2022) and commodity-related purchase commitments and derivative contracts (refer to Note 9, Financial Instruments).

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

Six Months Ended June 30,	2023	2022
	(in millions)
Net cash provided by operating activities	$1,973	$1,967
Net cash provided by/(used in) investing activities	$1,250	$(999)
Net cash used in financing activities	$(3,539)	$(2,516)

Net Cash Provided by Operating Activities
The change in net cash provided by operating activities was essentially flat primarily due to an increase in cash-basis net earnings partially offset by increased year-over-year working capital requirements. This is largely a result of business growth and acquisitions completed during 2022.

Net Cash (Used in)/Provided by Investing Activities
The improvement in net cash provided by/used in investing activities was largely driven by higher proceeds from the current year KDP and JDEP share sales compared to the prior year JDEP share sale (refer to Note 6, Investments) and lapping prior-year cash consideration paid for the Chipita acquisition (refer to Note 2, Acquisitions and Divestitures). We continue to make capital expenditures primarily to modernize manufacturing facilities, implement new product manufacturing and support productivity initiatives. We expect 2023 capital expenditures to be up to $1.2 billion, including capital expenditures in connection with our Simplify to Grow Program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The increase in cash used in financing activities was primarily due to lower debt proceeds, partially offset by lower share repurchases in the first six months of 2023 compared to the same prior-year period.

Dividends
We paid dividends of $1,055 million in the first six months of 2023 and $977 million in the first six months of 2022. The second quarter 2023 dividend of $0.385 per share, declared on May 17, 2023 for shareholders of record as of June 30, 2023, was paid on July 14, 2023. On July 27, 2023, the Audit Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.425 per share of Class A Common Stock, an increase of 10 percent. This dividend is payable on October 13, 2023, to shareholders of record as of September 29, 2023. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2023 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2024.

Guarantees
As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of June 30, 2023 and December 31, 2022, we had no material third-party guarantees recorded on our condensed consolidated balance sheet. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital or other financing needs.

At its July 2022 meeting, the Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization of $7 billion. As of June 30, 2023, $1.5 billion of the long-term financing authorization remained available.

Our total debt was $21.2 billion at June 30, 2023 and $22.9 billion at December 31, 2022. Our debt-to-capitalization ratio was 0.43 at June 30, 2023 and 0.46 at December 31, 2022. At June 30, 2023, the weighted-average term of our outstanding long-term debt was 8.3 years. Our average daily commercial paper borrowings outstanding were $3 billion in the first six months of 2023 and $1.2 billion in the first six months of 2022.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 71.2% (or $12.6 billion) of the $17.7 billion of consolidated net revenue in the six months ended June 30, 2023. The operations held by MIHN represented approximately 83.6% (or $24.0 billion) of the $28.7 billion of net assets as of June 30, 2023.

Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first six months of 2023, the primary drivers of the increase in our aggregate commodity costs were higher energy, dairy, sugar, grains, edible oils, packaging, cocoa, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials.

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

As a result of international supply chain, transportation and labor market disruptions and generally higher commodity, transportation and labor costs in the first six months of 2023, we expect price volatility and a higher aggregate cost environment to continue. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available.

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
•global or regional health pandemics or epidemics;
•competition and our response to channel shifts and pricing and other competitive pressures;
•pricing actions and customer and consumer responses to such actions;
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
•our investments and our ownership interests in those investments, including JDE Peet's;
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
•volatility of and access to capital or other markets, rising interest rates, the effectiveness of our cash management programs and our liquidity;
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

•“Organic Net Revenue” is defined as net revenues (the most comparable U.S. GAAP financial measure) excluding the impacts of acquisitions, divestitures (2) and currency rate fluctuations (3). We believe that

Organic net revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate Organic Net Revenue growth from emerging markets and developed markets, and these underlying measures are also reconciled to U.S. GAAP above.
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

•“Adjusted Operating Income” is defined as operating income (the most comparable U.S. GAAP financial measure) excluding the impacts of the Simplify to Grow Program (4); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses, divestiture-related costs (5), acquisition-related costs (6), and acquisition integration costs and contingent consideration adjustments (7); inventory step-up charges (8); the operating results of divestitures (2); remeasurement of net monetary position (9); mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts (10); impact from resolution of tax matters (11); 2017 malware incident net recoveries; incremental costs due to the war in Ukraine (12); impact from the European Commission legal matter (13); and impact from pension participation changes (14). We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (3). We believe these measures provide improved comparability of underlying operating results.

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International (the most comparable U.S. GAAP financial measure) from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; net earnings from divestitures (2); mark-to-market unrealized gains or losses and realized gains or losses from marketable securities (15); initial impacts from enacted tax law changes (16); and gains or losses on equity method investment transactions. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investees’ significant operating and non-operating items (15). We also evaluate growth in our Adjusted EPS on a constant currency basis (3). We believe Adjusted EPS provides improved comparability of underlying operating results.

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
(9)In connection with our applying highly inflationary accounting (refer to Note 1, Basis of Presentation) for Argentina (beginning in the third quarter of 2018) and Türkiye (beginning in the second quarter of 2022), we exclude the related remeasurement gains or losses related to remeasuring net monetary assets or liabilities denominated in the local currency to the U.S. dollar during the periods presented.
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
(12)In February 2022, Russia began a military invasion of Ukraine and we stopped our production and closed our facilities in Ukraine for a period of time due to damage incurred to our facilities during the invasion. We began to incur incremental costs directly related to the war including asset impairments, such as property and inventory losses, higher expected allowances for uncollectible accounts receivable and committed compensation. We have isolated and exclude these costs and related impacts as well as subsequent recoveries from our operating results to facilitate evaluation and comparisons of our ongoing results. Incremental costs related to increasing operations in other primarily European facilities are not included with these costs.
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

We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures vary among companies, the non-GAAP financial measures presented in this report may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measures. A limitation of these non-GAAP financial measures is they exclude items that have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the tables that reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-Q, which can be found above under Consolidated Results of Operations.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the six months ended June 30, 2023. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis.

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and the macroeconomic environment. Refer to Recent Developments and Significant Items Affecting Comparability above for updates on recent supply chain, transportation, labor and other disruptions that are increasing operating costs and impacting our results. To manage input cost volatility and inflation, we enter into forward purchase agreements, options and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2023. There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2023 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2023	1,058,791	$71.16	1,053,956	$5,518
May 1-31, 2023	746,606	76.49	745,069	5,461
June 1-30, 2023	860,642	73.24	860,233	5,398
For the Quarter Ended June 30, 2023	2,666,039	$73.32	2,659,258

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 4,835 shares, 1,537 shares and 409 shares for the fiscal months of April, May and June 2023, respectively.
(2)Dollar values stated in millions. Effective January 1, 2023, our Board of Directors authorized a program for the repurchase of up to $6.0 billion of our Common Stock through December 31, 2025, excluding excise tax. Since the program inception on January 1, 2023 through June 30, 2023, we have repurchased $602 million. As of June 30, 2023, we had approximately $5.4 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
(3)As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of equity.

Item 5. Other Information.

(a) Submission of Matters to a Vote of Security Holders
In line with the recommendation by our shareholders at our Annual Meeting of Shareholders on May 17, 2023, the Board of Directors has decided that it will include an advisory shareholder vote on executive compensation in its proxy materials every year until the next required advisory vote on the frequency of shareholder votes on executive compensation, which will occur no later than our Annual Meeting of Shareholders in 2029.

(c) Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2023, no such plans or other arrangements were adopted or terminated.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Revolving Credit Agreement, dated April 6, 2023, by and among Mondelēz International, Inc., the lenders named therein and Mizuho Bank, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2023).

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
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

July 27, 2023