Form 10-Q
period 2023-09-30
Mondelez International, Inc.
filed 2023-11-01
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

At October 27, 2023, there were 1,360,895,585 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$9,029	$7,763	$26,702	$22,801
Cost of sales	5,535	5,150	16,408	14,564
Gross profit	3,494	2,613	10,294	8,237
Selling, general and administrative expenses	2,019	1,884	5,743	5,253
Asset impairment and exit costs	58	18	128	188
Amortization of intangible assets	38	32	114	96
Operating income	1,379	679	4,309	2,700
Benefit plan non-service income	(19)	(30)	(60)	(93)
Interest and other expense, net	66	71	258	337
Loss/(gain) on marketable securities	1	—	(606)	—
Earnings before income taxes	1,331	638	4,717	2,456
Income tax provision	(354)	(184)	(1,280)	(595)
Gain/(loss) on equity method investment transactions	1	(6)	465	(19)
Equity method investment net earnings	10	85	116	300
Net earnings	988	533	4,018	2,142
less: Noncontrolling interest earnings	(4)	(1)	(9)	(8)
Net earnings attributable to Mondelēz International	$984	$532	$4,009	$2,134
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.72	$0.39	$2.94	$1.55
Diluted earnings per share attributable to Mondelēz International	$0.72	$0.39	$2.92	$1.54

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$988	$533	$4,018	$2,142
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(570)	(667)	(273)	(1,016)
Pension and other benefit plans	32	57	4	317
Derivative cash flow hedges	10	5	(28)	65
Total other comprehensive earnings/(losses)	(528)	(605)	(297)	(634)
Comprehensive earnings/(losses)	460	(72)	3,721	1,508
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(2)	(11)	(3)	(19)
Comprehensive earnings/(losses) attributable to Mondelēz International	$462	$(61)	$3,724	$1,527

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,610	$1,923
Trade receivables (net of allowances of $63 at September 30, 2023 and $45 at December 31, 2022)	3,498	3,088
Other receivables (net of allowances of $52 at September 30, 2023 and $59 at December 31, 2022)	793	819
Inventories, net	3,808	3,381
Other current assets	1,806	880
Total current assets	11,515	10,091
Property, plant and equipment, net	9,142	9,020
Operating lease right-of-use assets	608	660
Goodwill	23,307	23,450
Intangible assets, net	19,475	19,710
Prepaid pension assets	1,106	1,016
Deferred income taxes	483	473
Equity method investments	3,051	4,879
Other assets	2,173	1,862
TOTAL ASSETS	$70,860	$71,161
LIABILITIES
Short-term borrowings	$1,221	$2,299
Current portion of long-term debt	2,354	383
Accounts payable	7,658	7,562
Accrued marketing	2,704	2,370
Accrued employment costs	1,043	949
Other current liabilities	3,956	3,168
Total current liabilities	18,936	16,731
Long-term debt	16,411	20,251
Long-term operating lease liabilities	466	514
Deferred income taxes	3,444	3,437
Accrued pension costs	352	403
Accrued postretirement health care costs	212	217
Other liabilities	2,479	2,688
TOTAL LIABILITIES	42,300	44,241
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at September 30, 2023 and December 31, 2022)	—	—
Additional paid-in capital	32,181	32,143
Retained earnings	33,866	31,481
Accumulated other comprehensive losses	(11,232)	(10,947)
Treasury stock, at cost (635,672,022 shares at September 30, 2023 and 630,646,687 shares at December 31, 2022)	(26,280)	(25,794)
Total Mondelēz International Shareholders’ Equity	28,535	26,883
Noncontrolling interest	25	37
TOTAL EQUITY	28,560	26,920
TOTAL LIABILITIES AND EQUITY	$70,860	$71,161
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended September 30, 2023
Balances at July 1, 2023	$—	$32,148	$33,458	$(10,710)	$(26,249)	$32	$28,679
Comprehensive earnings/(losses):
Net earnings	—	—	984	—	—	4	988
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(522)	—	(6)	(528)
Exercise of stock options and issuance of other stock awards	—	33	4	—	26	—	63
Common Stock repurchased	—			—	(57)	—	(57)
Cash dividends declared ($0.425 per share)	—	—	(580)	—	—	—	(580)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(5)	(5)
Balances at September 30, 2023	$—	$32,181	$33,866	$(11,232)	$(26,280)	$25	$28,560
Nine Months Ended September 30, 2023
Balances at January 1, 2023	$—	$32,143	$31,481	$(10,947)	$(25,794)	$37	$26,920
Comprehensive earnings/(losses):
Net earnings	—	—	4,009	—	—	9	4,018
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(285)	—	(12)	(297)
Exercise of stock options and issuance of other stock awards	—	38	(5)	—	176	—	209
Common Stock repurchased	—	—	—	—	(662)	—	(662)
Cash dividends declared ($1.195 per share)	—	—	(1,633)	—	—	—	(1,633)
Dividends paid on noncontrolling interest and other activities	—	—	14	—	—	(9)	5
Balances at September 30, 2023	$—	$32,181	$33,866	$(11,232)	$(26,280)	$25	$28,560
Three Months Ended September 30, 2022
Balances at July 1, 2022	$—	$32,086	$31,431	$(10,638)	$(25,368)	$42	$27,553
Comprehensive earnings/(losses):
Net earnings	—	—	532	—	—	1	533
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(593)	—	(12)	(605)
Exercise of stock options and issuance of other stock awards	—	30	(2)	—	25	—	53
Common Stock repurchased	—	—	—	—	(338)	—	(338)
Cash dividends declared ($0.385 per share)	—	—	(524)	—	—	—	(524)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(2)	(2)
Balances at September 30, 2022	$—	$32,116	$31,437	$(11,231)	$(25,681)	$29	$26,670
Nine Months Ended September 30, 2022
Balances at January 1, 2022	$—	$32,097	$30,806	$(10,624)	$(24,010)	$54	$28,323
Comprehensive earnings/(losses):
Net earnings	—	—	2,134	—	—	8	2,142
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(607)	—	(27)	(634)
Exercise of stock options and issuance of other stock awards	—	19	(13)	—	172	—	178
Common Stock repurchased	—	—	—	—	(1,843)	—	(1,843)
Cash dividends declared ($1.085 per share)	—	—	(1,493)	—	—	—	(1,493)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(6)	(3)
Balances at September 30, 2022	$—	$32,116	$31,437	$(11,231)	$(25,681)	$29	$26,670

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$4,018	$2,142
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	902	819
Stock-based compensation expense	109	88
Deferred income tax provision	9	41
Asset impairments and accelerated depreciation	95	178
Loss on early extinguishment of debt	1	38
(Gain)/loss on equity method investment transactions	(465)	19
Equity method investment net earnings	(116)	(300)
Distributions from equity method investments	136	169
Unrealized (gain)/loss on derivative contracts	(259)	220
Gain on marketable securities	(593)	—
Other non-cash items, net	53	32
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(687)	(625)
Inventories, net	(484)	(745)
Accounts payable	18	332
Other current assets	(108)	(143)
Other current liabilities	641	413
Change in pension and postretirement assets and liabilities, net	(120)	(162)
Net cash provided by operating activities	3,150	2,516
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(780)	(621)
Acquisitions, net of cash received	19	(3,978)
Proceeds from divestitures including equity method and marketable security investments	2,727	604
(Payments)/proceeds from investments and derivative settlements	(180)	585
Net cash provided by/(used in) investing activities	1,786	(3,410)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	67	—
Repayments of commercial paper, maturities greater than 90 days	(67)	—
Net (repayments)/issuances of short-term borrowings	(1,070)	1,370
Long-term debt proceeds	189	4,490
Long-term debt repayments	(2,087)	(3,005)
Repurchases of Common Stock	(659)	(1,838)
Dividends paid	(1,581)	(1,457)
Other	134	143
Net cash used in financing activities	(5,074)	(297)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(133)	(167)
Cash, cash equivalents and restricted cash:
Decrease	(271)	(1,358)
Balance at beginning of period	1,948	3,553
Balance at end of period	$1,677	$2,195
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

War in Ukraine
In February 2022, Russia began a military invasion of Ukraine and we closed our operations and facilities in Ukraine. In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. During the first quarter of 2022, we evaluated and impaired these and other related assets. We recorded $143 million of total expenses ($145 million after-tax) incurred as a direct result of the war. We reversed $22 million during the remainder of 2022 of previously recorded charges primarily as a result of higher than expected collection of trade receivables and inventory recoveries. We continue to make targeted repairs on both our plants and have partially reopened and restarted limited production in both plants. We also continue to support our Ukraine employees, including paying salaries to those not yet able to return to work until full production returns. We continue to consolidate both our Ukrainian and Russian subsidiaries and continue to evaluate our ability to control our operating activities and businesses on an ongoing basis. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the ongoing effects of the war in Ukraine, and its impact on the global economic environment, our estimates could be significantly different than future performance.

Highly Inflationary Accounting
Within our consolidated entities, Argentina and Türkiye (Turkey) are accounted for as highly inflationary economies. Argentina and Türkiye represent 1.6% and 0.5% of our consolidated net revenues with remeasurement losses of $20 million and $2 million for the three months ended September 30, 2023, respectively, and 1.6% and 0.8% of our consolidated net revenues with remeasurement losses of $41 million and $19 million for the nine months ended September 30, 2023. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We also have restricted cash within other current assets of $67 million as of September 30, 2023 and $25 million as of December 31, 2022. Total cash, cash equivalents and restricted cash was $1,677 million as of September 30, 2023 and $1,948 million as of December 31, 2022.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2023	$(45)	$(59)	$(14)
Current period (provision)/recovery for expected credit losses	(22)	3	1
Write-offs charged against the allowance	6	—	—
Currency	(2)	4	(1)
Balance at September 30, 2023	$(63)	$(52)	$(14)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $755 million as of September 30, 2023 and $516 million as of December 31, 2022. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $86 million in operating lease and $101 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2023 and $206 million in operating lease and $135 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2022.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers are from 30 to 180 days, which we deem to be commercially reasonable. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Under these programs, our suppliers, at their sole discretion, determine invoices that they want to sell to participating financial institutions. Our suppliers’ voluntary inclusion of invoices in SCF programs has no bearing on our payment terms or amounts due. Our responsibility is limited to making payments based upon the agreed-upon contractual terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF programs and we have no economic interest in the suppliers’ decision to participate in the SCF programs. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheet. We have been informed by the participating financial institutions that our outstanding accounts payable related to suppliers that participate in the SCF programs was $2.3 billion and $2.4 billion, respectively, as of September 30, 2023 and December 31, 2022.

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

We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation of:

(in millions)
Cash	$22
Receivables	86
Inventory	70
Other current assets	3
Property, plant and equipment	144
Operating leases right of use assets	23
Definite-life intangible assets	218
Indefinite-life intangible assets	339
Goodwill	717
Other assets	3
Assets acquired	$1,625
Current liabilities	182
Deferred tax liability	76
Operating lease liabilities	23
Other liabilities	14
Total purchase price	$1,330
Less: cash received	(22)
Net Cash Paid	$1,308

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

Ricolino added incremental net revenues of $180 million during the three months and $506 million during the nine months ended September 30, 2023, and operating income of $15 million during the three months and $31 million during the nine months ended September 30, 2023. We incurred acquisition integration costs of $14 million during the three months and $30 million during the nine months ended September 30, 2023. We also incurred during the three and nine months ended September 30, 2022, acquisition integration costs of $7 million in preparation for the acquisition. We incurred $1 million of acquisition-related costs during the nine months ended September 30, 2022.

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

We have completed the valuation of assets acquired and liabilities assumed and have recorded a purchase price allocation of:

(in millions)
Cash	$99
Receivables	76
Inventory	123
Other current assets	9
Property, plant and equipment	186
Operating lease right-of-use assets	22
Deferred tax assets	107
Definite-life intangible assets	200
Indefinite-life intangible assets	1,450
Goodwill	988
Other assets	11
Assets acquired	$3,271
Current liabilities	159
Contingent consideration	440
Other liabilities	15
Total purchase price	$2,657
Less: cash received	(99)
Net Cash Paid	$2,558

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

Through the one-year anniversary of the acquisition, Clif Bar added incremental net revenues of $71 million during the three months and $529 million during the nine months ended September 30, 2023, and operating income of $11 million during the three months and $81 million during the nine months ended September 30, 2023. We also incurred acquisition integration costs of $37 million during the three months and $92 million during the nine months ended September 30, 2023. These acquisition integration costs include an increase to the contingent consideration liability due to changes to underlying assumptions. Refer to Note 9, Financial Instruments for additional information. During the three and nine months ended September 30, 2022, we incurred acquisition integration costs of $16 million and an inventory step-up charge of $20 million. We also incurred acquisition-related costs of $292 million during the three months and $296 million during the nine months ended September 30, 2022. These acquisition-related costs are primarily related to the buyout of the non-vested ESOP shares.

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

We have recorded a purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as follows:

(in millions)
Cash	$52
Receivables	102
Inventory	60
Other current assets	3
Property, plant and equipment	379
Finance lease right-of-use assets	8
Definite-life intangible assets	48
Indefinite-life intangible assets	686
Goodwill	795
Other assets	77
Assets acquired	$2,210
Current liabilities	133
Deferred tax liability	158
Finance lease liabilities	8
Other liabilities	21
Total purchase price	$1,890
Less: long-term debt	(436)
Less: cash received	(52)
Net Cash Paid	$1,402

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

We incurred acquisition integration costs of $5 million during the three months and $15 million during the nine months ended September 30, 2023. We incurred acquisition integration costs of $14 million during the three months and $85 million during the nine months ended September 30, 2022. We incurred acquisition-related costs of $21 million during the nine months ended September 30, 2022.

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

We incurred divestiture-related costs of $14 million in the three months ended September 30, 2023 and $66 million in the nine months ended September 30, 2023.

Total assets and liabilities held for sale are comprised of the following:

	As of September 30, 2023	As of December 31, 2022
	(in millions)
Assets held for sale
Other receivables, net of allowances	$2	$—
Inventories, net	83	79
Current assets held for sale (1)	85	79
Property, plant and equipment, net	164	159
Operating lease right-of-use assets	1	—
Goodwill	290	292
Intangible assets, net	697	671
Deferred income taxes	8	—
Noncurrent assets held for sale (2)	1,160	1,122
Total assets held for sale	$1,245	$1,201

Liabilities held for sale
Accrued employment costs	$—	$4
Other current liabilities	1	—
Current liabilities held for sale (3)	1	4
Long-term operating lease liabilities	1	—
Deferred income taxes	—	15
Noncurrent liabilities held for sale (4)	1	15
Total liabilities held for sale	$2	$19
(1)Reported in Other current assets on the condensed consolidated balance sheets.
(2)Reported in Other assets on the condensed consolidated balance sheets.
(3)Reported in Other current liabilities on the condensed consolidated balance sheets.
(4)Reported in Other liabilities on the condensed consolidated balance sheets.

On October 1, 2023, we completed the sale of our developed market gum business in the United States, Canada, and Europe to Perfetti Van Melle Group, excluding the Portugal business which we retained pending regulatory approval. We completed the sale of the Portugal business to Perfetti Van Melle Group on October 23, 2023. We received net cash proceeds of $1.4 billion, subject to certain closing adjustments, that can be utilized for general corporate purposes, including the support of our commercial paper program.

Note 3. Inventories

Inventories consisted of the following:

	As of September 30, 2023	As of December 31, 2022
	(in millions)
Raw materials	$1,027	$1,031
Finished product	2,924	2,501
	3,951	3,532
Inventory reserves	(143)	(151)
Inventories, net	$3,808	$3,381
Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30, 2023	As of December 31, 2022
	(in millions)
Land and land improvements	$370	$378
Buildings and building improvements	3,313	3,250
Machinery and equipment	12,100	11,724
Construction in progress	990	879
	16,773	16,231
Accumulated depreciation	(7,631)	(7,211)
Property, plant and equipment, net	$9,142	$9,020

For the nine months ended September 30, 2023, capital expenditures of $780 million excluded $321 million of accrued capital expenditures remaining unpaid at September 30, 2023 and included payment for the $324 million of capital expenditures that were accrued and unpaid at December 31, 2022. For the nine months ended September 30, 2022, capital expenditures of $621 million excluded $255 million of accrued capital expenditures remaining unpaid at September 30, 2022 and included payment for the $249 million of capital expenditures that were accrued and unpaid at December 31, 2021.

Note 5. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of (in millions):

	Latin America	AMEA	Europe	North America	Total
January 1, 2022	$674	$3,365	$7,830	$10,109	$21,978
Currency	41	(233)	(550)	(15)	(757)
Acquisitions (1)	714	—	795	1,020	2,529
Held for Sale (1)	—	—	(66)	(226)	(292)
Divestitures	(8)	—	—	—	(8)
Balance at December 31, 2022	$1,421	$3,132	$8,009	$10,888	$23,450
Currency	136	(134)	(117)	2	(113)
Acquisitions (1) (2)	3	—	—	(33)	(30)
Balance at September 30, 2023	$1,560	$2,998	$7,892	$10,857	$23,307
(1)Refer to Note 2, Acquisitions and Divestitures for more information.
(2)Relates to purchase price allocation adjustments for Ricolino and Clif Bar during 2023.

Intangible Assets
Intangible assets consisted of the following (in millions):

	As of September 30, 2023			As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-life intangible assets	$3,259	$(2,071)	$1,188	$3,354	$(2,057)	$1,297
Indefinite-life intangible assets (1) (2)	18,287	—	18,287	18,413	—	18,413
Total	$21,546	$(2,071)	$19,475	$21,767	$(2,057)	$19,710
(1)In 2022, we recorded $101 million of intangible asset impairment charges related to two biscuit brands in the AMEA segment, of which $78 million was recorded in the first quarter and $23 million was recorded in the third quarter.
(2)In 2023, we recorded $26 million of intangible asset impairment charges related to a chocolate brand in the North America segment for $20 million and a biscuit brand in the Europe segment for $6 million in the third quarter.

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $38 million for the three months and $114 million for the nine months ended September 30, 2023 and $32 million for the three months and $96 million for the nine months ended September 30, 2022. For the next five years, we currently estimate annual amortization expense of approximately $145 million in 2023-2025, approximately $95 million in 2026 and approximately $90 million in 2027 (reflecting September 30, 2023 exchange rates).

During the third quarter of 2023, we performed our annual impairment assessment test for goodwill and indefinite-life intangible assets as of July 1, 2023.

Our 2023 annual testing of goodwill resulted in no impairments as each reporting unit had fair value in excess of carrying value. As part of our goodwill quantitative assessment, we compare a reporting unit's estimated fair value to its carrying value. If the carrying value of the reporting unit exceeds the fair value, we would record an impairment for the difference. We estimate a reporting unit's fair value using a discounted cash flow method that incorporates discount rates, planned growth rates, and estimates of residual value. For our Europe and North America reporting units, we used a market-based weighted average cost of capital of 7.1% to discount projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 10.1% to discount projected cash flows from those operations. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry conditions and economic conditions based on available information. Given the uncertainty of the global macroeconomic environment, those estimates could be significantly different than future performance. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside our control, such as discount rates, changes significantly, then the estimated fair values of a reporting unit might decline and lead to a goodwill impairment in the future.

Our 2023 annual testing of indefinite-life intangible assets resulted in an impairment of $26 million related to a chocolate brand in the North America segment and a biscuit brand in the Europe segment. The impairments were driven by changes in projections as a result of current and expected operating environment. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs.

We use several accepted valuation methods, including Relief from Royalty, excess earnings and excess margin. The valuation methods utilize estimates of future sales, earnings growth rates, royalty rates and discount rates to determine the fair value of each intangible asset. We identified thirteen brands that each had a fair value in excess of book value of 10% or less. The aggregate book value of the thirteen brands was $3.5 billion as of September 30, 2023, of which $1.8 billion is related to five recently acquired brands. We believe our current plans for each of these brands will allow them to not be impaired, but if plans to grow brand earnings and expand margin are not met or specific valuation factors outside of our control, such as discount rates, change then a brand or brands could become impaired in the future.

Note 6. Investments

Marketable Securities
Our reduction in ownership in Keurig Dr Pepper Inc. (Nasdaq: "KDP") during the first quarter of 2023, to below 5% of the outstanding shares, resulted in a change of accounting for our KDP investment, from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") as we no longer have significant influence. These marketable securities were measured at fair value based on quoted prices in active markets for identical assets (Level 1).

On July 13, 2023, we sold 23 million shares, the remainder of our shares of KDP. We received proceeds of approximately $704 million.

On June 8, 2023, we sold 23 million shares of KDP, which reduced our ownership by 1.6 percentage points, from 3.2% to 1.6% of the total outstanding shares. We received proceeds of approximately $708 million.

On March 2, 2023, we sold 30 million shares of KDP, which reduced our ownership interest by 2.1 percentage points, from 5.3% to 3.2% of the total outstanding shares. We received proceeds of approximately $1.0 billion and recorded a pre-tax gain on equity method transactions of $493 million ($366 million after-tax) during the first quarter of 2023.

Pre-tax gains and losses for marketable securities are summarized below (in millions):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(in millions)
Loss/(gain) on marketable securities sold during the period	$—	$(593)
Dividend income and other	1	(13)
Total loss/(gain) on marketable securities	$1	$(606)

In the table above, loss/(gain) on marketable securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the date of the change of accounting for our investment in KDP, if later.

Equity Method Investments
Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of September 30, 2023, we owned 17.7%, 50.0% and 49.0%, respectively, of these companies'

outstanding shares.

Our investments accounted for under the equity method of accounting totaled $3.1 billion as of September 30, 2023 and $4.9 billion as of December 31, 2022. The investment balance as of December 31, 2022 is inclusive of our investment in KDP. We recorded equity earnings of $10 million and cash dividends of $34 million in the three months ended September 30, 2023, and equity earnings of $85 million and cash dividends of $48 million in the three months ended September 30, 2022. We recorded equity earnings of $116 million and cash dividends of $136 million in the nine months ended September 30, 2023 and equity earnings of $300 million and cash dividends of $169 million in the nine months ended September 30, 2022.

Based on the quoted closing prices as of September 30, 2023, the fair value of our publicly traded investment in JDEP was $2.4 billion, and there was no other than temporary impairment identified.

JDEP Transactions
On March 30, 2023, we issued options to sell shares of JDEP in tranches equivalent to approximately 7.7 million shares. These options were exercisable at their maturities which were between July 3, 2023 and September 29, 2023, with strike prices ranging from €26.10 to €28.71 per share. During the three months ended September 30, 2023, options were exercised on 2.2 million shares, which reduced our ownership by 0.4 percentage point, from 18.1% to 17.7% of the total outstanding shares. We received cash proceeds of €57 million ($62 million) and recorded a loss of €3 million ($4 million) for these sales during the three months ended September 30, 2023. We continue to have board representation with two directors on JDEP's Board of Directors and have retained certain additional governance rights. As we continue to have significant influence, we continue to account for our investment in JDEP under the equity method.

On April 3, 2023, we sold approximately 7.7 million shares of JDEP, which reduced our ownership interest by 1.6 percentage points, from 19.7% to 18.1% of the total outstanding shares. We received cash proceeds of €198 million ($217 million) and recorded a loss of €18 million ($19 million) on this sale during the second quarter of 2023.

On May 8, 2022, we sold approximately 18.6 million of our JDEP shares back to JDEP, which reduced our ownership interest by approximately 3 percentage points. We received cash proceeds of €500 million ($529 million) and recorded a loss of €8 million ($8 million) on this sale during the second quarter of 2022.
In 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity in September 2024 at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDEP’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDEP's shares, this would represent approximately 8.5 million shares or approximately 10% of our equity interest in JDEP as of September 30, 2023. Refer to Note 9, Financial Instruments, for further details on this transaction.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and implementation charges of $5.2 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2024.

Restructuring Costs
The Simplify to Grow Program liability activity for the nine months ended September 30, 2023 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability balance, January 1, 2023	$164	$—	$164
Charges (2)	33	15	48
Cash spent (3)	(47)	—	(47)
Non-cash settlements/adjustments (4)	1	(15)	(14)
Currency	—	—	—
Liability balance, September 30, 2023 (5)	$151	$—	$151

(1)Includes gains as a result of assets sold which are included in the restructuring program.
(2)We recorded restructuring charges of $16 million in the three months ended September 30, 2023 and a gain of $10 million due to the sale of assets included in the restructuring program as well as restructuring charges of $3 million in the three months ended September 30, 2022. We recorded restructuring charges of $48 million in the nine months ended September 30, 2023 and $8 million in the nine months ended September 30, 2022 within asset impairment and exit costs and benefit plan non-service income.
(3)We spent $12 million in the three months ended September 30, 2023 and $12 million in the three months ended September 30, 2022 and spent $47 million in the nine months ended September 30, 2023 and $45 million in the nine months ended September 30, 2022 in cash severance and related costs.
(4)We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments, including any gains on sale of restructuring program assets, which totaled a charge of $8 million in the three months ended September 30, 2023 and a gain of $10 million in the three months ended September 30, 2022 and recognized a charge of $14 million in the nine months ended September 30, 2023 and a gain of $1 million in the nine months ended September 30, 2022.
(5)At September 30, 2023, $111 million of our net restructuring liability was recorded within other current liabilities and $40 million was recorded within other long-term liabilities.

Implementation Costs
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $4 million in the three months ended September 30, 2023 and $23 million in the three months ended September 30, 2022, and we recorded implementation costs of $13 million in the nine months ended September 30, 2023 and $62 million in the nine months ended September 30, 2022. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs
During the three and nine months ended September 30, 2023 and September 30, 2022, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended September 30, 2023
Restructuring Costs	$(1)	$5	$—	$11	$1	$16
Implementation Costs	1	(1)	1	1	2	4
Total	$—	$4	$1	$12	$3	$20
For the Three Months Ended September 30, 2022
Restructuring Costs	$(2)	$1	$3	$(8)	$(1)	$(7)
Implementation Costs	1	—	5	8	9	23
Total	$(1)	$1	$8	$—	$8	$16
For the Nine Months Ended September 30, 2023
Restructuring Costs	$(2)	$7	$27	$16	$—	$48
Implementation Costs	—	(1)	3	4	7	13
Total	$(2)	$6	$30	$20	$7	$61
For the Nine Months Ended September 30, 2022
Restructuring Costs	$(5)	$3	$5	$4	$1	$8
Implementation Costs	5	4	18	24	11	62
Total	$—	$7	$23	$28	$12	$70
Total Project (Inception to Date)
Restructuring Costs	$546	$561	$1,190	$673	$150	$3,120
Implementation Costs	303	244	572	594	375	2,088
Total	$849	$805	$1,762	$1,267	$525	$5,208

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2023		As of December 31, 2022
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$1,142	5.5%	$2,209	4.7%
Bank loans	79	16.9%	90	9.1%
Total short-term borrowings	$1,221		$2,299

Our uncommitted credit lines and committed credit lines available as of September 30, 2023 and December 31, 2022 include:

	As of September 30, 2023		As of December 31, 2022
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,352	$79	$1,335	$90
Credit facilities:
February 22, 2023 (1)	—	—	2,500	—
March 11, 2023 (1)	—	—	2,000	—
December 29, 2023 (1) (2)	2,000	—	—	—
February 21, 2024 (1)	1,500	—	—	—
July 29, 2025 (1) (3)	—	—	2,000	2,000
October 18, 2025 (4)	189	189	—	—
February 23, 2027 (1)	4,500	—	4,500	—

(1)We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At September 30, 2023, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $39.8 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(2)On October 18, 2023, we terminated the credit facility due to expire on December 29, 2023.
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
(4)On April 18, 2023, we entered into a credit facility secured by pledged deposits. Under this agreement, we may draw up to a total of $0.2 billion in loans from the facility. On April 25, 2023, we drew down $0.2 billion bearing a variable rate based on SOFR plus an applicable margin.

Long-Term Debt
As of September 30, 2023, the Company reclassified the net carrying value of debt of $2.0 billion due within one year from long-term debt to current portion of long-term debt.

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

	As of September 30, 2023	As of December 31, 2022
	(in millions)
Fair Value	$17,159	$20,217
Carrying Value	$19,986	$22,933

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Interest expense, debt	$134	$114	$432	$294
Loss on debt extinguishment and related expenses	—	—	1	129
Other income, net	(68)	(43)	(175)	(86)
Interest and other expense, net	$66	$71	$258	$337

Other income, net includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts. Refer to Note 9, Financial Instruments.

Note 9. Financial Instruments

Fair Value of Derivative Instruments
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2023		As of December 31, 2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$140	$33	$132	$35
Net investment hedge derivative contracts (1)	238	166	265	241
	$378	$199	$397	$276
Derivatives not designated as accounting hedges:
Currency exchange contracts	$224	$93	$185	$103
Commodity contracts	1,035	874	200	247
Interest rate contracts	10	6	8	—
Equity method investment contracts (2)	—	—	—	3
	$1,269	$973	$393	$353
Total fair value	$1,647	$1,172	$790	$629

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
(2)Equity method investment contracts consist of the bifurcated embedded derivative option that was a component of the September 20, 2021 €300 million exchangeable bonds issuance. Refer to Note 6, Investments.

We record derivative assets and liabilities on a gross basis on our condensed consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and other assets and the fair value of our liability derivatives is recorded within other current liabilities and other liabilities.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of September 30, 2023
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$131	$—	$131	$—
Commodity contracts	161	(41)	202	—
Interest rate contracts	111	—	111	—
Net investment hedge contracts	72	—	72	—
Total derivatives	$475	$(41)	$516	$—

	As of December 31, 2022
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$82	$—	$82	$—
Commodity contracts	(47)	(35)	(12)	—
Interest rate contracts	105	—	105	—
Net investment hedge contracts	24	—	24	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$161	$(35)	$196	$—

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

Derivative Volume
The notional values of our hedging instruments were:

	Notional Amount
	As of September 30, 2023	As of December 31, 2022
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,645	$2,085
Forecasted transactions	5,776	5,470
Commodity contracts (1)	12,767	7,777
Interest rate contracts	3,384	4,147
Net investment hedges:
Net investment hedge derivative contracts	7,630	7,319
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,368	3,410
Swiss franc notes	645	638
Canadian dollar notes	442	443
(1)Prior year notional value has been revised.

Cash Flow Hedges
Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 13, Reclassifications from Accumulated Other Comprehensive Income for further information on current period activity.

Based on current market conditions, we would expect to transfer gains of $58 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage
As of September 30, 2023, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 2 years, 11 months.

Hedges of Net Investments in International Operations
Net investment hedge ("NIH") derivative contracts
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of September 30, 2023 was $7.6 billion.

Net investment hedge derivative contract impacts on other comprehensive earnings and net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
After-tax gain on NIH contracts(1)	$72	$440	$89	$788

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Amounts excluded from the assessment of hedge effectiveness(1)	$38	$32	$110	$84

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Euro notes	$82	$165	$32	$381
British pound sterling notes	—	20	—	47
Swiss franc notes	11	23	(5)	50
Canadian notes	9	24	1	31

Economic Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain/(Loss) Recognized in Earnings
	2023	2022	2023	2022
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$—	$(1)	$47	$(5)	Interest and other expense, net
Forecasted transactions	15	(9)	44	98	Cost of sales
Forecasted transactions	—	8	13	(23)	Interest and other expense, net
Forecasted transactions	(3)	(5)	(9)	(2)	Selling, general and administrative expenses
Commodity contracts	72	(31)	176	166	Cost of sales
Equity method investment contracts	4	(3)	7	(3)	Gain/(loss) on equity method investment transactions
Total	$88	$(41)	$278	$231

Fair Value of Contingent Consideration
The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Liability at beginning of period	$567	$173	$642	$159
Contingent consideration arising from acquisitions	—	440	—	440
Changes in fair value	35	—	50	16
Payments	—	—	(90)	—
Currency	—	—	—	(2)
Liability at end of period	$602	$613	$602	$613

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2023
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$494	$—	$—	$494
Other (2)	108	—	—	108
Total contingent consideration	$602	$—	$—	$602

	As of December 31, 2022
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$452	$—	$—	$452
Other (2)	190	—	—	190
Total contingent consideration	$642	$—	$—	$642

(1)In connection with the Clif Bar acquisition, we entered into a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain net revenue, gross profit and EBITDA targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The other contingent consideration liabilities are recorded at fair value within long-term liabilities. The estimated fair value of the contingent consideration obligation at the acquisition date was determined using a Monte Carlo simulation and recorded in other liabilities. Significant assumptions used in assessing the fair value of the liability include financial projections for net revenue, gross profit, and EBITDA, as well as discount and volatility rates. Fair value adjustments are primarily recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.
(2)The other contingent consideration liabilities are recorded at fair value, with $108 million and $102 million classified as other current liabilities at September 30, 2023 and December 31, 2022, respectively, and $88 million classified as long-term liabilities at December 31, 2022. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, including management's latest estimate of forecasted future results. Other key assumptions included discount rate and volatility. Fair value adjustments are recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Service cost	$—	$1	$13	$22
Interest cost	16	13	76	47
Expected return on plan assets	(24)	(21)	(101)	(92)
Amortization:
Net loss from experience differences	—	1	10	14
Prior service cost	—	1	—	—
Settlement losses and other expenses	5	5	—	—
Net periodic pension (benefit)	$(3)	$—	$(2)	$(9)

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Service cost	$2	$4	$40	$77
Interest cost	48	36	228	135
Expected return on plan assets	(73)	(57)	(303)	(279)
Amortization:
Net loss from experience differences	—	6	31	48
Prior service cost/(benefit)	1	1	—	(1)
Settlement losses and other expenses	13	12	—	—
Net periodic pension (benefit)/cost	$(9)	$2	$(4)	$(20)

Employer Contributions
During the nine months ended September 30, 2023, we contributed $3 million to our U.S. pension plans and $90 million to our non-U.S. pension plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of September 30, 2023, we plan to make further contributions of approximately $3 million to our U.S. plans and $29 million to our non-U.S. plans for the remainder of 2023. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans
On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Bakery and Confectionery Union and Industry International Pension Fund totaling $526 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $3 million and $8 million for the three and nine months ended September 30, 2023 and $3 million and $8 million for the three and nine months ended September 30, 2022, within interest and other expense, net. As of September 30, 2023, the remaining discounted withdrawal liability was $332 million, with $15 million recorded in other current liabilities and $317 million recorded in long-term other liabilities.

Postretirement and Postemployment Benefit Plans
The net periodic postretirement (benefit)/cost was $(2) million and $(4) million for the three and nine months ended

September 30, 2023 and $3 million and $9 million for the three and nine months ended September 30, 2022. The net periodic postemployment cost was $2 million and $3 million for the three and nine months ended September 30, 2023 and $1 million and $2 million for the three and nine months ended September 30, 2022.

Note 11. Stock Plans

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2023	20,490,250	$46.31	5 years	$417	million
Annual grant to eligible employees	2,452,110	65.36
Additional options issued	7,230	69.95
Total options granted	2,459,340	65.37
Options exercised (1)	(3,457,739)	39.47		$110	million
Options canceled	(270,017)	57.52
Balance at September 30, 2023	19,221,834	49.82	5 years	$376	million

(1)Cash received from options exercised was $29 million in the three months and $134 million in the nine months ended September 30, 2023. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $2 million in the three months and $19 million in the nine months ended September 30, 2023.

Performance Share Units and Other Stock-Based Awards
Our performance share unit (PSU), deferred stock unit (DSU) and other stock-based activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2023	4,451,674		$60.12
Annual grant to eligible employees:		Mar 2, 2023
Performance share units	895,410		68.59
Deferred stock units	578,570		65.36
Additional shares granted (1)	728,381	Various	65.73
Total shares granted	2,202,361		66.79	$147	million
Vested (2) (3)	(1,658,391)		62.71	$104	million
Forfeited (2)	(247,953)		62.58
Balance at September 30, 2023	4,747,691		62.18

(1)Includes PSUs and DSUs.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled zero in the three months and $2 million in the nine months ended September 30, 2023.
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

During the nine months ended September 30, 2023, we repurchased approximately 9.6 million shares of Common Stock at an average cost of $68.55 per share, or an aggregate cost of approximately $659 million, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2023, we have approximately $5.3 billion in remaining share repurchase capacity.

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

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the "District Court") related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleged that Mondelēz Global: (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures; and (3) engaged in non-competitive trades. On May 13, 2022, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows and did not include an admission by Mondelēz Global. Several class action complaints also were filed against Mondelēz Global in the District Court by investors who copied and expanded upon the CFTC allegations in a series of private claims for monetary damages as well as injunctive, declaratory, and other unspecified relief. In June 2015, these suits were consolidated as case number 15-cv-2937, Harry Ploss et al. v. Kraft Foods Group, Inc. and Mondelēz Global LLC. On January 3, 2020, the District Court granted plaintiffs' request to certify a class. In November 2022, the District Court adjourned the trial date it had previously set for November 30, 2022 and ordered the parties to brief Kraft’s motions to decertify the class and for summary judgment, which has been completed. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the class action.

As previously disclosed, in November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. We have been cooperating with the investigation and discussions with the European Commission are progressing in an effort to reach a negotiated, proportionate resolution in this matter. As of September 30, 2023 and December 31, 2022, we have accrued (in accordance with U.S. GAAP) a liability of €300 million ($317 million as of September 30, 2023) within other current liabilities in the consolidated balance sheet as an estimate of the possible cost to resolve this matter. It is not possible to predict if our ongoing discussions will result in a negotiated resolution, or result in a negotiated resolution in a higher amount, or when we will have clarity on the ultimate outcome of these discussions. If our discussions do not result in a negotiated resolution, we expect that the European Commission will pursue proceedings against the Company, including the imposition of a fine, and we would defend against any allegations made in such proceedings. There is a possibility that the final liability could be materially higher than the amount accrued. However, due to the inherent uncertainty of the discussions and possible outcomes, any possible loss or range of loss different from the amount accrued is not reasonably estimable at this time.

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of September 30, 2023 and December 31, 2022, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net (losses)/gains of $35 million in the third quarter of 2023 and $103 million in the third quarter of 2022 and $(6) million in the first nine months of 2023 and $143 million in the first nine months of 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,505)	$(9,431)	$(9,808)	$(9,097)
Currency translation adjustments	(582)	(607)	(270)	(940)
Tax (expense)/benefit	12	(60)	(3)	(76)
Other comprehensive earnings/(losses)	(570)	(667)	(273)	(1,016)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	6	12	12	27
Balance at end of period	(10,069)	(10,086)	(10,069)	(10,086)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,133)	$(1,119)	$(1,105)	$(1,379)
Net actuarial gain/(loss) arising during period	(20)	(36)	(19)	116
Tax (expense)/benefit on net actuarial gain/(loss)	3	4	3	(23)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	7	16	20	52
Settlement losses and other expenses (1)	5	5	13	12
Tax expense/(benefit) on reclassifications (3)	(2)	(2)	(8)	(14)
Currency impact	39	70	(5)	174
Other comprehensive earnings/(losses)	32	57	4	317
Balance at end of period	(1,101)	(1,062)	(1,101)	(1,062)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(72)	$(88)	$(34)	$(148)
Net derivative gains/(losses)	56	121	(10)	245
Tax (expense)/benefit on net derivative gain/(loss)	—	—	1	—
Losses/(gains) reclassified into net earnings:
Currency exchange contracts(2)	—	1	—	6
Interest rate contracts (2)	(43)	(121)	(20)	(174)
Tax expense/(benefit) on reclassifications (3)	(2)	(2)	1	(25)
Currency impact	(1)	6	—	13
Other comprehensive earnings/(losses)	10	5	(28)	65
Balance at end of period	(62)	(83)	(62)	(83)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,710)	$(10,638)	$(10,947)	$(10,624)
Total other comprehensive earnings/(losses)	(528)	(605)	(297)	(634)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	6	12	12	27
Other comprehensive earnings/(losses) attributable to Mondelēz International	(522)	(593)	(285)	(607)
Balance at end of period	$(11,232)	$(11,231)	$(11,232)	$(11,231)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(2)These reclassified gains or losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 14. Income Taxes

As of the third quarter of 2023, our estimated annual effective tax rate, which excludes discrete tax impacts, was 25.9%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws as well as both favorable and unfavorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2023 third quarter effective tax rate was 26.6% and includes those same impacts. Our effective tax rate for the nine months ended September 30, 2023 of 27.1% was high due to a $127 million net tax expense incurred in connection with the KDP share sale during the first quarter (the earnings were reported separately on our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our effective tax rate for the nine months ended September 30, 2023 was 24.4%. The 24.4% rate included a $151 million net tax expense related to pre-tax gains and losses on KDP marketable securities ($201 million net tax expense in Q1 and $50 million net tax benefit in Q2).

As of the third quarter of 2022, our estimated annual effective tax rate, which excluded discrete tax impacts, was 24.0%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws and our tax related to earnings from equity method investments (the earnings were reported separately on our statement of earnings and thus not included in earnings before income taxes), partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The estimated annual effective tax rate also considered the impact of the establishment of a valuation allowance related to a deferred tax asset arising from the anticipated 2022 Ukraine loss as well as the expense related to the buyout of the Clif Bar ESOP that was recorded to third quarter earnings before income taxes with no associated income tax benefit, as any tax impacts are included in the tax purchase price. Our 2022 third quarter effective tax rate of 28.8% was high due to the Clif Bar ESOP expense. Excluding this impact, our third quarter effective tax rate of 19.9% was favorably impacted by discrete net tax benefits of $28 million. The discrete net tax benefit primarily consisted of a $43 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions, partially offset by a $13 million expense from U.S. state tax law changes. Our effective tax rate for the nine months ended September 30, 2022 of 24.2% considered the unfavorable impacts of the Ukraine loss and the Clif Bar ESOP expense as well as favorable discrete net tax benefits of $92 million. The discrete net tax benefit primarily consisted of a $75 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $43 million net benefit from the Chipita acquisition, partially offset by $22 million expense from tax law changes in various jurisdictions.

Note 15. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net earnings	$988	$533	$4,018	$2,142
less: Noncontrolling interest earnings	(4)	(1)	(9)	(8)
Net earnings attributable to Mondelēz International	$984	$532	$4,009	$2,134
Weighted-average shares for basic EPS	1,363	1,372	1,364	1,381
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	7	7	8	8
Weighted-average shares for diluted EPS	1,370	1,379	1,372	1,389
Basic earnings per share attributable to Mondelēz International	$0.72	$0.39	$2.94	$1.55
Diluted earnings per share attributable to Mondelēz International	$0.72	$0.39	$2.92	$1.54

We exclude antidilutive Mondelēz International stock options and long-term incentive plan shares from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 2.5 million for the three months ended September 30, 2023 and 3.3 million for the three months ended September 30, 2022 and 2.8 million for the nine months ended September 30, 2023 and 2.9 million for the nine months ended September 30, 2022.

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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net revenues:
Latin America	$1,305	$913	$3,744	$2,615
AMEA	1,791	1,704	5,339	5,106
Europe	3,086	2,649	9,319	8,210
North America	2,847	2,497	8,300	6,870
Net revenues	$9,029	$7,763	$26,702	$22,801
Earnings before income taxes:
Operating income:
Latin America	$156	$112	$429	$305
AMEA	302	257	869	740
Europe	494	413	1,450	1,170
North America	532	465	1,678	1,337
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	19	(186)	239	(268)
General corporate expenses	(86)	(58)	(242)	(170)
Amortization of intangible assets	(38)	(32)	(114)	(96)
Acquisition-related costs	—	(292)	—	(318)
Operating income	1,379	679	4,309	2,700
Benefit plan non-service income	19	30	60	93
Interest and other expense, net	(66)	(71)	(258)	(337)
(Loss)/gain on marketable securities	(1)	—	606	—
Earnings before income taxes	$1,331	$638	$4,717	$2,456

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

Net revenues by product category were:

	For the Three Months Ended September 30, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$313	$642	$1,120	$2,409	$4,484
Chocolate	347	701	1,428	83	2,559
Gum & Candy	408	233	199	355	1,195
Beverages	112	118	29	—	259
Cheese & Grocery	125	97	310	—	532
Total net revenues	$1,305	$1,791	$3,086	$2,847	$9,029

	For the Three Months Ended September 30, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$272	$655	$892	$2,166	$3,985
Chocolate	240	640	1,290	62	2,232
Gum & Candy	202	204	172	269	847
Beverages	111	119	25	—	255
Cheese & Grocery	88	86	270	—	444
Total net revenues	$913	$1,704	$2,649	$2,497	$7,763

	For the Nine Months Ended September 30, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$898	$1,881	$3,311	$7,105	$13,195
Chocolate	1,031	2,011	4,339	223	7,604
Gum & Candy	1,124	674	652	972	3,422
Beverages	335	476	88	—	899
Cheese & Grocery	356	297	929	—	1,582
Total net revenues	$3,744	$5,339	$9,319	$8,300	$26,702

	For the Nine Months Ended September 30, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$751	$1,880	$2,844	$5,866	$11,341
Chocolate	731	1,882	3,942	199	6,754
Gum & Candy	567	608	494	805	2,474
Beverages	305	460	81	—	846
Cheese & Grocery	261	276	849	—	1,386
Total net revenues	$2,615	$5,106	$8,210	$6,870	$22,801

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

Recent Developments and Significant Items Affecting Comparability

Macroeconomic environment

We continue to observe significant market and geopolitical uncertainty, increasing inflationary pressures, supply constraints and exchange rate volatility. As a result, we experienced significantly higher operating costs, including higher overall raw material, transportation, labor and energy costs that have continued to rise. Our overall outlook for future snacks revenue growth remains strong; however, we anticipate ongoing volatility. We will continue to proactively manage our business in response to the evolving global economic environment, related uncertainty and business risks while also prioritizing and supporting our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets.

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

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations given we believe we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions, and we continue to consolidate both our Ukrainian and Russian subsidiaries. During the third quarter of 2023, Ukraine generated 0.4% and Russia generated 2.7% of consolidated net revenue and during the third quarter of 2022, Ukraine generated 0.3% and Russia generated 4.6% of consolidated net revenue. Our Russian net revenues declined in the third quarter of 2023 due to the suspension of advertising as well as currency weakness. Despite the decrease in revenues, the profitability of our Russian business increased and contributed to the growth of our consolidated performance. We continue to reduce our activities in Russia and expect volume declines as we work to have the business operate on a stand-alone basis, with a self-sufficient supply chain before the end of the year. We cannot predict if the recent strength in our Russian business will continue in the future.

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

Additionally in 2022, we announced our intention to divest our developed market gum and global Halls candy businesses and in the fourth quarter of 2022, we announced an agreement to sell the developed market gum business. On October 1, 2023, we completed the sale of our developed market gum business to Perfetti Van Melle Group, excluding the Portugal business which we retained pending regulatory approval. We completed the sale of the Portugal business to Perfetti Van Melle Group on October 23, 2023.

Refer to Note 2, Acquisitions and Divestitures, for additional details.

Investment Transactions

Keurig Dr Pepper Transactions
On March 2, 2023, we sold approximately 30 million shares of KDP, which reduced our ownership interest by 2.1 percentage points to 3.2%. We recorded a pre-tax gain on equity method transactions of $493 million (or $366 million after-tax) during the first quarter of 2023. Our reduction in ownership to below 5% eliminated our governance rights that had allowed us to exert substantial influence over KDP and resulted in a change of accounting from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") during the first quarter of 2023. On June 8, 2023, we sold approximately 23 million shares of KDP, which reduced our ownership to 1.6% of the total outstanding shares. We received proceeds of approximately $708 million. On July 13, 2023, we sold our remaining 23 million shares and received approximately $704 million in proceeds.

JDE Peet’s Transactions
On April 3, 2023, we sold approximately 7.7 million shares of JDEP, which reduced our ownership interest by 1.6 percentage points, to 18.1%. We received cash proceeds of €198 million ($217 million) and recorded a loss of €18 million ($19 million) on this sale during the three months ended September 30, 2023. On March 30, 2023, we issued options to sell shares of JDEP in tranches equivalent to approximately 7.7 million shares, exercisable at maturity during the third quarter of 2023. During the three months ended September 30, 2023, options were exercised on 2.2 million shares, which reduced our ownership by 0.4 percentage point, from 18.1% to 17.7% of the total outstanding shares. We received cash proceeds of €57 million ($62 million) and recorded a loss of €3 million ($4 million) for these sales during the three months ended September 30, 2023.

For additional information, refer to Note 6, Investments and Note 9, Financial Instruments.

U.K. advertising and promotion ban

In the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds as well as measures restricting multi buy promotions are expected to go into effect in October 2025. Restrictions on in-store placement of some of those products went into effect in October 2022. Although we are unable to estimate precisely the impact of the restrictions, they did not have a significant impact on our consolidated financial statements in the three and nine months ended September 30, 2023.

Taxes

We continue to monitor existing and potential future tax reform around the world. On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which is effective for tax years beginning after December 31, 2022. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements but we will continue to evaluate it as additional guidance and clarification becomes available. We also continue to monitor countries’ progress toward enactment of the Organization of Economic Cooperation and Development’s model rules on a global minimum tax. While numerous countries have proposed new legislation in this area (and three countries have enacted it as of September 30, 2023), any new law is only expected to be effective for taxable years beginning after December 31, 2023. If broadly enacted, these laws could have a material effect on us.

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

Summary of Results

•Net revenues increased 16.3% to $9.0 billion in the third quarter of 2023 and increased 17.1% to $26.7 billion in the first nine months of 2023 as compared to the same periods in the prior year. In the third quarter and first nine months of 2023, our net revenue growth continued to reflect strong demand for most of our snack category products in both our emerging and developed markets relative to 2022.
–Net revenue growth in the third quarter of 2023 was driven by higher net pricing, favorable volume/mix and incremental net revenues from our acquisitions of Ricolino and Clif Bar in 2022, partially offset by unfavorable currency translation.
–Net revenue growth in the first nine months of 2023 was driven by higher net pricing, incremental net revenues from our acquisitions of Clif Bar and Ricolino in 2022 and favorable volume/mix, partially offset by unfavorable currency translation and the impact of divestitures in 2022.

•Organic Net Revenue, a non-GAAP financial measure, increased 15.7% to $9.0 billion in the third quarter of 2023 and increased 17.0% to $26.6 billion in the first nine months of 2023 as compared to same periods in the prior year. During both the third quarter and first nine months of 2023, Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.

•Diluted EPS attributable to Mondelēz International increased 84.6% to $0.72 in the third quarter of 2023 and increased 89.6% to $2.92 in the first nine months of 2023 as compared to the same period in the prior year.
–Diluted EPS increased in the third quarter of 2023, driven by lapping prior-year acquisition-related costs, an increase in Adjusted EPS, favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, a gain on marketable securities and lapping prior-year inventory step-up charges. These favorable items were partially offset by higher equity method investee items, higher acquisition integration costs and contingent consideration adjustments, higher intangible asset impairment charges, lapping prior-year net earnings from divestitures and higher remeasurement loss of net monetary position.
–Diluted EPS increased during the first nine months of 2023, driven by a gain on marketable securities, an increase in Adjusted EPS, favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, higher net gain on equity method investment transactions, lapping prior-year acquisition-related costs, lapping prior-year incremental costs due to the war in Ukraine, lapping prior-year loss on debt extinguishment, lower intangible asset impairment charges and lapping prior-year inventory step-up charges. These favorable items were partially offset by higher equity method investee items, lower net earnings from divestitures, higher acquisition integration costs and contingent consideration adjustments, higher divestiture-related costs and higher remeasurement loss of net monetary position.

•Adjusted EPS, a non-GAAP financial measure, increased 13.9% to $0.82 in the third quarter of 2023 and increased 13.4% to $2.46 in the first nine months of 2023 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 16.7% to $0.84 in the third quarter of 2023 and increased 18.9% to $2.58 in the first nine months of 2023 as compared to the same periods in the prior year. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.
–Adjusted EPS increased in the third quarter of 2023, primarily driven by operating gains, lower interest expense, impact from acquisitions and fewer shares outstanding, partially offset by higher taxes, unfavorable currency translation, lower benefit plan non-service income and lower equity method investment net earnings.
–Adjusted EPS increased in the first nine months of 2023, primarily driven by operating gains, impact from acquisitions, fewer shares outstanding and dividend income from marketable securities, partially offset by unfavorable currency translation, higher taxes, lower benefit plan non-service income and lower equity method investment net earnings.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2023	2022	2023	2022
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(16)	$7	$(48)	$(8)
Implementation charges		(4)	(23)	(13)	(62)
Intangible asset impairment charges	Note 5	(26)	(23)	(26)	(101)
Mark-to-market gains/(losses) from derivatives (1)	Note 9	20	(120)	236	(220)
Acquisition and divestiture-related costs:	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		(68)	(28)	(143)	(100)
Inventory step-up		—	(20)	—	(20)
Acquisition-related costs		—	(292)	—	(318)
Divestiture-related costs		(14)	(6)	(66)	(12)
Incremental costs due to war in Ukraine (2)	Note 1	(1)	7	2	(121)
Remeasurement of net monetary position	Note 1	(22)	(11)	(60)	(26)
Impact from pension participation changes (1)	Note 10	(3)	(3)	(8)	(8)
Loss on debt extinguishment and related expenses	Note 8	—	—	(1)	(129)
Initial impacts from enacted tax law changes	Note 14	(13)	(13)	(15)	(22)
Gain on marketable securities	Note 6	—	—	593	—
(Loss)/gain on equity method investment transactions (3)		—	(3)	462	(16)
Equity method investee items (4)		(38)	13	(82)	7
Effective tax rate	Note 14	26.6%	28.8%	27.1%	24.2%

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
(4)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, including acquisition and divestiture-related costs, restructuring program costs and intangible asset impairment charges.

Consolidated Results of Operations
Three Months Ended September 30

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions, except per share data)
Net revenues	$9,029	$7,763	$1,266	16.3%
Operating income	1,379	679	700	103.1%
Net earnings attributable to Mondelēz International	984	532	452	85.0%
Diluted earnings per share attributable to Mondelēz International	0.72	0.39	0.33	84.6%

Net Revenues – Net revenues increased $1,266 million (16.3%) to $9,029 million in the third quarter of 2023, and Organic Net Revenue (1) increased $1,215 million (15.7%) to $8,977 million. Emerging markets net revenues increased 14.0% and emerging markets Organic Net Revenue increased 19.0% (1). Developed markets net revenues increased 17.8% and developed markets Organic Net Revenue increased 13.4% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Three Months Ended September 30, 2023
Reported (GAAP)	$3,527	$5,502	$9,029
Acquisitions	(153)	(71)	(224)
Currency	308	(136)	172
Organic (Non-GAAP)	$3,682	$5,295	$8,977
Three Months Ended September 30, 2022
Reported (GAAP)	$3,094	$4,669	$7,763
Divestitures	(1)	—	(1)
Organic (Non-GAAP)	$3,093	$4,669	$7,762
% Change
Reported (GAAP)	14.0%	17.8%	16.3%
Divestitures	- pp	- pp	- pp
Acquisitions	(5.0)	(1.5)	(2.8)	pp
Currency	10.0	(2.9)	2.2	pp
Organic (Non-GAAP)	19.0%	13.4%	15.7%
Vol/Mix	3.4 pp	3.9 pp	3.8 pp
Pricing	15.6	9.5	11.9
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 16.3% was driven by our underlying Organic Net Revenue growth of 15.7% and the impact of acquisitions, partially offset by unfavorable currency translation. Overall, we continued to see strong demand for our snack category products across most regions. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2022 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2023. Volume/mix was favorable across all regions reflecting both improved product mix and volume gains. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $153 million (constant currency basis). The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $71 million through the one-year anniversary of the acquisition. Refer to Note 2, Acquisitions and Divestitures, for additional information. Unfavorable currency impacts decreased net revenues by $172 million, primarily due to the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Russian ruble, Egyptian pound, Nigerian naira, Turkish lira, Chinese yuan, Indian rupee and Australian dollar, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the euro, British pound sterling, Mexican peso and Brazilian real.

Operating Income – Operating income increased $700 million (103.1%) to $1,379 million in the third quarter of 2023. Adjusted Operating Income (1) increased $258 million (20.6%) to $1,511 million and Adjusted Operating Income on a constant currency basis (1) increased $307 million (24.5%) to $1,560 million due to the following:

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Operating Income	$1,379	$679	$700	103.1%
Simplify to Grow Program (2)	20	16	4
Intangible asset impairment charge (3)	26	23	3
Mark-to-market (gains)/losses from derivatives (4)	(19)	186	(205)
Acquisition integration costs and contingent consideration adjustments (5)	68	27	41
Inventory step-up (5)	—	20	(20)
Acquisition-related costs (5)	—	292	(292)
Divestiture-related costs (5) (7)	14	6	8
Incremental costs due to war in Ukraine (6)	1	(7)	8
Remeasurement of net monetary position (6)	22	11	11
Adjusted Operating Income (1)	$1,511	$1,253	$258	20.6%
Unfavorable currency translation	49	—	49
Adjusted Operating Income (constant currency) (1)	$1,560	$1,253	$307	24.5%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	924
Higher input costs	(513)
Favorable volume/mix	155
Higher selling, general and administrative expenses	(268)
Impact from acquisitions (4)	24
Lower amortization of intangible assets	2
Higher asset impairment charges	(17)
Total change in Adjusted Operating Income (constant currency) (1)	$307

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
(7)Divestiture-related costs include costs incurred associated with our publicly announced processes to divest our developed markets gum and global Halls businesses.

During the third quarter of 2023, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2022 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2023, was reflected across all regions. Overall, volume/mix benefited from improved product mix and continued strong demand for our snack category products across most regions. Favorable volume/mix was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were in part due to unfavorable year-over-year currency exchange transaction costs on imported materials as well as higher sugar, energy and other ingredient costs, partially offset by lower dairy, edible oils, nuts, packaging and grains costs.

Total selling, general and administrative expenses increased $135 million from the third quarter of 2022, due to a number of factors noted in the table above, including in part, the impact of acquisitions, higher acquisition integration costs and contingent consideration adjustments, higher remeasurement loss of net monetary position, higher divestiture-related costs and lapping prior-year decrease in estimated allowances and reserves associated with incremental costs incurred due to the war in Ukraine, which were partially offset by lapping prior-year acquisition-related costs, a favorable currency impact related to expenses and lower implementation costs incurred for the Simplify to Grow program. Excluding these factors, selling, general and administrative expenses increased $268 million from the third quarter of 2022. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency changes decreased operating income by $49 million due primarily to the strength of the U.S. dollar relative to several currencies, including the Russian ruble, Egyptian pound, Turkish lira, Chinese yuan, Nigerian naira, Indian rupee, Argentinean peso and Australian dollar, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Mexican peso and Brazilian real.

Operating income margin increased from 8.7% in the third quarter of 2022 to 15.3% in the third quarter of 2023. The increase was primarily driven by lapping prior-year acquisition-related costs, favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, higher Adjusted Operating Income margin and lapping prior-year inventory step-up charges, partially offset by higher acquisition integration costs and contingent consideration adjustments, higher divestiture-related costs and lapping prior-year decrease in estimated allowances and reserves associated with incremental costs incurred due to the war in Ukraine. Adjusted Operating Income margin increased from 16.1% for the third quarter of 2022 to 16.7% for the third quarter of 2023. The increase was driven primarily by higher net pricing, lower manufacturing costs driven by productivity, overhead cost leverage and favorable product mix, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $984 million increased by $452 million (85.0%) in the third quarter of 2023. Diluted EPS attributable to Mondelēz International was $0.72 in the third quarter of 2023, up $0.33 (84.6%) from the third quarter of 2022. Adjusted EPS (1) was $0.82 in the third quarter of 2023, up $0.10 (13.9%) from the third quarter of 2022. Adjusted EPS on a constant currency basis (1) was $0.84 in the third quarter of 2023, up $0.12 (16.7%) from the third quarter of 2022.

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.72	$0.39	$0.33	84.6%
Simplify to Grow Program (2)	0.01	0.01	—
Intangible asset impairment charge (2)	0.02	0.01	0.01
Mark-to-market (gains)/losses from derivatives (2)	(0.01)	0.07	(0.08)
Acquisition integration costs and contingent consideration adjustments (2)	0.04	0.02	0.02
Inventory step-up (2)	—	0.01	(0.01)
Acquisition-related costs (2)	—	0.21	(0.21)
Net earnings from divestitures (2)	—	(0.01)	0.01
Remeasurement of net monetary position (2)	0.02	0.01	0.01
Initial impacts from enacted tax law changes (3)	0.01	0.01	—
Gain on marketable securities (4)	(0.02)	—	(0.02)
Equity method investee items (5)	0.03	(0.01)	0.04
Adjusted EPS (1)	$0.82	$0.72	$0.10	13.9%
Unfavorable currency translation	0.02	—	0.02
Adjusted EPS (constant currency) (1)	$0.84	$0.72	$0.12	16.7%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.16
Impact from acquisitions (2)	0.01
Change in benefit plan non-service income	(0.01)
Change in interest and other expense, net (6)	0.04
Change in equity method investment net earnings	(0.01)
Change in income taxes (3)	(0.08)
Change in shares outstanding (7)	0.01
Total change in Adjusted EPS (constant currency) (1)	$0.12
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended September 30, 2023, taxes for the: Simplify to Grow Program were $(2) million, intangible asset impairment charges were $(6) million, mark-to-market gains from derivatives were $9 million, acquisition integration costs and contingent consideration adjustments were $(17) million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $13 million, gain on marketable securities were $(21) million and equity method investee items were zero.
•For the three months ended September 30, 2022, taxes for the: Simplify to Grow Program were $(3) million, intangible asset impairment charges were $(6) million, mark-to-market losses from derivatives were $(22) million, acquisition integration costs and contingent consideration adjustments were $(6) million, inventory step-up charges were $(5) million, acquisition-related costs were zero, net earnings from divestitures were $2 million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $13 million and equity method investee items were zero.
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

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions, except per share data)
Net revenues	$26,702	$22,801	$3,901	17.1%
Operating income	4,309	2,700	1,609	59.6%
Net earnings attributable to Mondelēz International	4,009	2,134	1,875	87.9%
Diluted earnings per share attributable to Mondelēz International	2.92	1.54	1.38	89.6%

Net Revenues – Net revenues increased $3,901 million (17.1%) to $26,702 million in the first nine months of 2023, and Organic Net Revenue (1) increased $3,868 million (17.0%) to $26,647 million. Emerging markets net revenues increased 17.7% and emerging markets Organic Net Revenue increased 22.5% (1). Developed markets net revenues increased 16.7% and developed markets Organic Net Revenue increased 13.5% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Nine Months Ended September 30, 2023
Reported (GAAP)	$10,431	$16,271	$26,702
Acquisitions	(446)	(529)	(975)
Currency	843	77	920
Organic (Non-GAAP)	$10,828	$15,819	$26,647
Nine Months Ended September 30, 2022
Reported (GAAP)	$8,864	$13,937	$22,801
Divestitures	(22)	—	(22)
Organic (Non-GAAP)	$8,842	$13,937	$22,779
% Change
Reported (GAAP)	17.7%	16.7%	17.1%
Divestitures	0.3 pp	- pp	0.1 pp
Acquisitions	(5.0)	(3.8)	(4.3)
Currency	9.5	0.6	4.1
Organic (Non-GAAP)	22.5%	13.5%	17.0%
Vol/Mix	3.4 pp	1.7 pp	2.4 pp
Pricing	19.1	11.8	14.6
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 17.1% was driven by our underlying Organic Net Revenue growth of 17.0% and the impact of acquisitions, partially offset by unfavorable currency translation and the impact of divestitures. Overall, we continued to see strong demand for our snack category products across most regions. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2022 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2023. Favorable volume/mix was driven by AMEA, North America and Latin America reflecting both improved product mix and volume gains, while volume/mix was flat in Europe. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $446 million (constant currency basis). The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $529 million through the one-year anniversary of the acquisition. Unfavorable currency impacts decreased net revenues by $920 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Russian ruble, Egyptian pound, Indian rupee, Turkish lira, Chinese yuan, Australian dollar, South African rand, Nigerian naira, British pound sterling and Pakistan rupee, partially offset by the strength of several currencies relative to the U.S. dollar, including the Mexican peso, euro, Brazilian real and Polish zloty. The impact of our 2022 divestitures resulted in a year-over-year reduction in net revenues of $22 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income increased $1,609 million (59.6%) to $4,309 million in the first nine months of 2023. Adjusted Operating Income (1) increased $697 million (18.7%) to $4,424 million and Adjusted Operating Income on a constant currency basis (1) increased $880 million (23.6%) to $4,607 million due to the following:

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Operating Income	$4,309	$2,700	$1,609	59.6%
Simplify to Grow Program (2)	61	69	(8)
Intangible asset impairment charge (3)	26	101	(75)
Mark-to-market (gains)/losses from derivatives (4)	(239)	268	(507)
Acquisition integration costs and contingent consideration adjustments (5)	143	96	47
Inventory step-up (5)	—	20	(20)
Acquisition-related costs (5)	—	318	(318)
Divestiture-related costs (5) (7)	66	12	54
Operating income from divestitures (5)	—	(4)	4
Incremental costs due to war in Ukraine (6)	(2)	121	(123)
Remeasurement of net monetary position (6)	60	26	34
Adjusted Operating Income (1)	$4,424	$3,727	$697	18.7%
Unfavorable currency translation	183	—	183
Adjusted Operating Income (constant currency) (1)	$4,607	$3,727	$880	23.6%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	3,327
Higher input costs	(2,195)
Favorable volume/mix	264
Higher selling, general and administrative expenses	(575)
Impact from acquisitions (5)	108
Lower amortization of intangible assets	3
Higher asset impairment charges	$(52)
Total change in Adjusted Operating Income (constant currency) (1)	$880

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
(7)Divestiture-related costs include costs incurred associated with our publicly announced processes to divest our developed markets gum and global Halls businesses.

During the first nine months of 2023, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2022 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2023, was reflected across all regions. Overall, volume/mix benefited from improved product mix and continued strong demand for our snack category products across most regions. Favorable volume/mix was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were in part due to higher energy, sugar, dairy, grains, packaging, edible oils, cocoa and other ingredients costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials.

Total selling, general and administrative expenses increased $490 million from the first nine months of 2022, due to a number of factors noted in the table above, including in part, the impact of acquisitions, higher divestiture-related costs, higher remeasurement loss of net monetary position and higher acquisition integration costs and contingent consideration adjustments, which were partially offset by lapping prior-year acquisition-related costs, a favorable currency impact related to expenses, lower implementation costs incurred for the Simplify to Grow program and lapping prior-year incremental costs due to the war in Ukraine. Excluding these factors, selling, general and administrative expenses increased $575 million from the first nine months of 2022. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency changes decreased operating income by $183 million primarily due to the strength of the U.S. dollar relative to most currencies, including the Russian ruble, Argentinean peso, Egyptian pound, Chinese yuan, Indian rupee, Turkish lira, Australian dollar, South African rand and British pound sterling, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Mexican peso and euro.

Operating income margin increased from 11.8% in the first nine months of 2022 to 16.1% in the first nine months of 2023. The increase in operating income margin was driven primarily by the favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, lapping prior-year acquisition-related costs, lapping prior-year incremental costs due to the war in Ukraine, lower intangible asset impairment charges, higher Adjusted Operating Income margin, lower costs incurred for the Simplify to Grow program and lapping prior-year inventory step-up charges, partially offset by higher acquisition integration costs and contingent consideration adjustments, higher divestiture-related costs and higher remeasurement loss of net monetary position. Adjusted Operating Income margin increased from 16.4% for the first nine months of 2022 to 16.6% for the first nine months of 2023. The increase was driven primarily by higher net pricing, overhead cost leverage, lower manufacturing costs driven by productivity and favorable product mix, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $4,009 million increased by $1,875 million (87.9%) in the first nine months of 2023. Diluted EPS attributable to Mondelēz International was $2.92 in the first nine months of 2023, up $1.38 (89.6%) from the first nine months of 2022. Adjusted EPS (1) was $2.46 in the first nine months of 2023, up $0.29 (13.4%) from the first nine months of 2022. Adjusted EPS on a constant currency basis (1) was $2.58 in the first nine months of 2023, up $0.41 (18.9%) from the first nine months of 2022.

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.92	$1.54	$1.38	89.6%
Simplify to Grow Program (2)	0.04	0.04	—
Intangible asset impairment charge (2)	0.02	0.05	(0.03)
Mark-to-market (gains)/losses from derivatives (2)	(0.14)	0.13	(0.27)
Acquisition integration costs and contingent consideration adjustments (2)	0.08	0.03	0.05
Inventory step-up	—	0.01	(0.01)
Acquisition-related costs (2)	—	0.23	(0.23)
Divestiture-related costs (2)	0.03	0.01	0.02
Net earnings from divestitures (2)	(0.02)	(0.07)	0.05
Incremental costs due to war in Ukraine (2)	—	0.09	(0.09)
Remeasurement of net monetary position (2)	0.04	0.02	0.02
Loss on debt extinguishment and related expenses (3)	—	0.07	(0.07)
Initial impacts from enacted tax law changes (4)	0.01	0.01	—
Gain on marketable securities (5)	(0.33)	—	(0.33)
(Gain)/loss on equity method investment transactions (5)	(0.25)	0.01	(0.26)
Equity method investee items (6)	0.06	—	0.06
Adjusted EPS (1)	$2.46	$2.17	$0.29	13.4%
Unfavorable currency translation	0.12	—	0.12
Adjusted EPS (constant currency) (1)	$2.58	$2.17	$0.41	18.9%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.43
Impact from acquisitions	0.06
Change in benefit plan non-service income	(0.02)
Change in interest and other expense, net (7)	—
Dividend income from marketable securities	0.01
Change in equity method investment net earnings (5)	(0.01)
Change in income taxes (4)	(0.09)
Change in shares outstanding (8)	0.03
Total change in Adjusted EPS (constant currency) (1)	$0.41
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the nine months ended September 30, 2023, taxes for the: Simplify to Grow Program were $(9) million, intangible asset impairment charges were $(6) million, mark-to-market gains from derivatives were $38 million, acquisition integration costs and contingent consideration adjustments were $(39) million, divestiture-related costs were $(22) million, net earnings from divestitures were $4 million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $15 million, gain on marketable securities were $135 million, gain on equity method investment transactions were $124 million and equity method investee items were zero.
•For the nine months ended September 30, 2022, taxes for the: Simplify to Grow Program were $(16) million, intangible asset impairment charge was $(25) million, mark-to-market losses from derivatives were $(41) million, acquisition integration costs and contingent consideration adjustments were $(57) million, inventory step-up charges were $(5) million, acquisition-related costs were $(3) million, divestiture-related costs were $(3) million, net earnings from divestitures were $19 million, incremental costs due to the war in Ukraine were $4 million, remeasurement of net monetary position were zero, loss on debt extinguishment and related expenses were $(31) million, initial impacts from enacted tax law changes were $22 million, loss on equity method investment transactions were $1 million and equity method investee items were zero.
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

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net revenues:
Latin America	$1,305	$913	$3,744	$2,615
AMEA	1,791	1,704	5,339	5,106
Europe	3,086	2,649	9,319	8,210
North America	2,847	2,497	8,300	6,870
Net revenues	$9,029	$7,763	$26,702	$22,801
Earnings before income taxes:
Operating income:
Latin America	$156	$112	$429	$305
AMEA	302	257	869	740
Europe	494	413	1,450	1,170
North America	532	465	1,678	1,337
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	19	(186)	239	(268)
General corporate expenses	(86)	(58)	(242)	(170)
Amortization of intangible assets	(38)	(32)	(114)	(96)
Acquisition-related costs	—	(292)	—	(318)
Operating income	1,379	679	4,309	2,700
Benefit plan non-service income	19	30	60	93
Interest and other expense, net	(66)	(71)	(258)	(337)
(Loss)/gain on marketable securities	(1)	—	606	—
Earnings before income taxes	$1,331	$638	$4,717	$2,456

Latin America

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$1,305	$913	$392	42.9%
Segment operating income	156	112	44	39.3%

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$3,744	$2,615	$1,129	43.2%
Segment operating income	429	305	124	40.7%

Three Months Ended September 30:

Net revenues increased $392 million (42.9%), due to higher net pricing (31.5 pp), the impact of an acquisition (16.8 pp) and favorable volume/mix (3.6 pp), partially offset by unfavorable currency (8.8 pp) and the impact of divestitures (0.2 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories, primarily in Argentina, Brazil and Mexico. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $153 million (constant currency basis) in the third quarter of 2023. Favorable volume/mix reflected continued strong demand for most of our snack category products. Favorable volume/mix was driven by gains in gum, candy, chocolate and cheese & grocery, partially offset by declines in refreshment beverages and biscuits & baked snacks. Unfavorable currency impacts were primarily due to the strength of the U.S. dollar relative to a few currencies in the region, primarily the Argentinean peso, partially offset by the strength of most currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real. The impact of divestitures resulted in a year-over-year decline in net revenues of $1 million.

Segment operating income increased $44 million (39.3%), primarily due to higher net pricing, the impact of our Ricolino acquisition, lower manufacturing costs driven by productivity, favorable currency and favorable volume/mix. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher remeasurement loss on net monetary position and higher acquisition integration costs.

Nine Months Ended September 30:

Net revenues increased $1,129 million (43.2%), due to higher net pricing (32.7 pp), the impact of an acquisition (17.2 pp) and favorable volume/mix (4.5 pp), partially offset by unfavorable currency (10.0 pp) and the impact of divestitures (1.2 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories, primarily in Argentina, Brazil and Mexico. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $446 million (constant currency basis) in the first nine months of 2023. Favorable volume/mix reflected strong volume growth as the region continued to see increased demand for most of our snack category products. Favorable volume/mix was driven by gains in gum, biscuits & baked snacks, candy and cheese & grocery, partially offset by declines in refreshment beverages and chocolate. Unfavorable currency impacts were primarily due to the strength of the U.S. dollar relative to a few currencies in the region, primarily the Argentinean peso and Colombian peso, partially offset by the strength of most currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real. The impact of divestitures resulted in a year-over-year decline in net revenues of $22 million.

Segment operating income increased $124 million (40.7%), primarily due to higher net pricing, the impact of our Ricolino acquisition, favorable volume/mix and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher acquisition integration costs and higher remeasurement loss on net monetary position.

AMEA

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$1,791	$1,704	$87	5.1%
Segment operating income	302	257	45	17.5%

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$5,339	$5,106	$233	4.6%
Segment operating income	869	740	129	17.4%

Three Months Ended September 30:

Net revenues increased $87 million (5.1%), due to higher net pricing (8.6 pp) and favorable volume/mix (3.3 pp), partially offset by unfavorable currency (6.8 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable volume/mix reflected continued strong demand for most of our snack category products. Favorable volume/mix was driven by gains in chocolate, gum and candy, partially offset by declines in biscuits & baked snacks, refreshment beverages and cheese & grocery. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Egyptian pound, Nigerian naira, Chinese yuan, Indian rupee, Australian dollar and South African Rand.

Segment operating income increased $45 million (17.5%), primarily due to higher net pricing, lower manufacturing costs driven by productivity, lapping prior-year intangible asset impairment charges and favorable volume/mix. These unfavorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency, higher other selling, general and administrative expenses and higher fixed asset impairment charges.

Nine Months Ended September 30:

Net revenues increased $233 million (4.6%), due to higher net pricing (8.8 pp) and favorable volume/mix (4.2 pp), partially offset by unfavorable currency (8.4 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable volume/mix reflected overall volume gains from increased demand for most of our snack category products. Favorable volume/mix was driven by gains in chocolate, gum, candy and refreshment beverages, partially offset by declines in biscuits & baked snacks and cheese & grocery. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Egyptian pound, Indian rupee, Chinese yuan, Australian dollar, South African Rand, Nigerian naira, Pakistan rupee and Philippine peso.

Segment operating income increased $129 million (17.4%), primarily due to higher net pricing, favorable volume/mix, lapping prior-year intangible asset impairment charges and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, unfavorable currency, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses and higher fixed asset impairment charges.

Europe

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$3,086	$2,649	$437	16.5%
Segment operating income	494	413	81	19.6%

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$9,319	$8,210	$1,109	13.5%
Segment operating income	1,450	1,170	280	23.9%

Three Months Ended September 30:

Net revenues increased $437 million (16.5%), due to higher net pricing (12.1 pp), favorable volume/mix (3.3 pp) and favorable currency (1.1 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable volume/mix reflected overall volume gains from increased demand for most of our snack category products. Favorable volume/mix was driven by gains in biscuits & baked snacks, gum and chocolate, partially offset by declines in cheese & grocery, candy and refreshment beverages. Favorable currency impacts reflected the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling and Polish zloty, partially offset by the strength of the U.S. dollar relative to several currencies across the region, including the Russian ruble and Turkish lira.

Segment operating income increased $81 million (19.6%), primarily due to higher net pricing, favorable volume/mix, lower manufacturing costs driven by productivity, lower other selling, general and administrative expenses, lower acquisition integration costs and lower costs incurred for the Simplify to Grow program. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency, divestiture-related costs incurred in the third quarter of 2023, lapping the prior-year decrease in estimated allowances and reserves associated with incremental costs incurred due to the war in Ukraine and an intangible asset impairment charge incurred in the third quarter of 2023.

Nine Months Ended September 30:

Net revenues increased $1,109 million (13.5%), due to higher net pricing (15.9 pp), partially offset by unfavorable currency (2.4 pp), while volume/mix was flat. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to several currencies across the region, including the Russian ruble, Turkish lira, British pound sterling, Ukrainian hryvnya, Norwegian krone and Swedish krona, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro, Polish zloty and Swiss franc. Volume/mix was flat overall as gains in gum, biscuits & baked snacks, refreshment beverages and candy were offset by declines in cheese & grocery and chocolate.

Segment operating income increased $280 million (23.9%), primarily due to higher net pricing, lapping the prior-year incremental costs incurred due to the war in Ukraine, lower other selling, general and administrative expenses, lower acquisition integration costs, favorable volume/mix and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, unfavorable currency, higher advertising and consumer promotion costs, divestiture-related costs incurred in the first nine months of 2023, higher remeasurement loss on net monetary position, higher costs incurred for the Simplify to Grow program, higher fixed asset impairment charges and an intangible asset impairment charge incurred in the first nine months of 2023.

North America

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$2,847	$2,497	$350	14.0%
Segment operating income	532	465	67	14.4%

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$8,300	$6,870	$1,430	20.8%
Segment operating income	1,678	1,337	341	25.5%

Three Months Ended September 30:

Net revenues increased $350 million (14.0%), due to higher net pricing (6.8 pp), favorable volume/mix (4.6 pp) and the impact of an acquisition (2.9 pp), partially offset by unfavorable currency (0.3 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Overall, favorable volume/mix reflected volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in gum, biscuits & baked snacks, candy and chocolate. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $71 million in the third quarter of 2023. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $67 million (14.4%), primarily due to higher net pricing, favorable volume/mix, lapping prior-year inventory step-up charges and the impact of our Clif Bar acquisition. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher acquisition integration costs and contingent consideration adjustments, an intangible asset impairment charge incurred in the third quarter of 2023, higher costs incurred for the Simplify to Grow Program, higher manufacturing costs, higher other selling, general and administrative expenses and higher fixed asset impairment charges.

Nine Months Ended September 30:

Net revenues increased $1,430 million (20.8%), due to higher net pricing (10.6 pp), the impact of an acquisition (7.7 pp) and favorable volume/mix (3.0 pp), partially offset by unfavorable currency (0.5 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $529 million in the first nine months of 2023. Overall, favorable volume/mix reflected volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in biscuits & baked snacks, gum, chocolate and candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $341 million (25.5%), primarily due to higher net pricing, favorable volume/mix, the impact of our Clif Bar acquisition, lapping prior-year inventory step-up charges, lower costs incurred for the Simplify to Grow Program and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher acquisition integration costs and contingent consideration adjustments, higher other selling, general and administrative expenses, an intangible asset impairment charge incurred in the first nine months of 2023, higher fixed asset impairment charges, divestiture-related costs incurred in the first nine months of 2023 and unfavorable currency.

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Nine Months Ended September 30,
	2023	2022
	(in millions)
Net cash provided by operating activities	$3,150	$2,516
Net cash provided by/(used in) investing activities	$1,786	$(3,410)
Net cash used in financing activities	$(5,074)	$(297)

Net Cash Provided by Operating Activities
The increase in net cash provided by operating activities was primarily due to an increase in cash-basis net earnings combined with favorable year-over-year working capital requirements. This is largely a result of business growth and acquisitions completed during 2022.

Net Cash (Used in)/Provided by Investing Activities
The improvement in net cash provided by/used in investing activities was largely driven by lapping prior-year cash consideration paid for the Chipita and Clif Bar acquisitions (refer to Note 2, Acquisitions and Divestitures) and higher proceeds from the current year KDP and JDEP share sales compared to the prior year JDEP share sale (refer to Note 6, Investments), partially offset by lapping higher proceeds from the settlement and replacement of net investment hedge derivative contracts. We continue to make capital expenditures primarily to modernize manufacturing facilities, implement new product manufacturing and support productivity initiatives. We expect 2023 capital expenditures to be up to $1.2 billion, including capital expenditures in connection with our Simplify to Grow

Program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The increase in cash used in financing activities was primarily due to lower debt proceeds, partially offset by lower share repurchases in the first nine months of 2023 compared to the same prior-year period.

Dividends
We paid dividends of $1,581 million in the first nine months of 2023 and $1,457 million in the first nine months of 2022. The third quarter 2023 dividend of $0.425 per share, declared on July 27, 2023 for shareholders of record as of September 29, 2023, was paid on October 13, 2023. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2023 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2024.

Guarantees
As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of September 30, 2023 and December 31, 2022, we had no material third-party guarantees recorded on our condensed consolidated balance sheet. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital or other financing needs.

At the July 2022 meeting, the Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization of $7 billion. As of September 30, 2023, $1.5 billion of the long-term financing authorization remained available.

Our total debt was $20.0 billion as of September 30, 2023 and $22.9 billion as of December 31, 2022. Our debt-to-capitalization ratio was 0.41 at September 30, 2023 and 0.46 at December 31, 2022. At September 30, 2023, the weighted-average term of our outstanding long-term debt was 8.0 years. Our average daily commercial paper borrowings outstanding were $2.7 billion in the first nine months of 2023 and $1.4 billion in the first nine months of 2022.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 71.5% (or $19.1 billion) of the $26.7 billion of consolidated net revenue in the nine months ended September 30, 2023. The operations held by MIHN represented approximately 82.9% (or $23.7 billion) of the $28.6 billion of net assets as of September 30, 2023.

Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first nine months of 2023, the primary drivers of the increase in our aggregate commodity costs were higher energy, sugar, dairy, grains, packaging, edible oils, cocoa, and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials.

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

As a result of international supply chain, transportation and labor market disruptions and generally higher commodity, transportation and labor costs in the first nine months of 2023, we expect price volatility and a higher aggregate cost environment to continue. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available.

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
•geopolitical uncertainty, including the impact of ongoing or new developments in Ukraine and the Middle East, related current and future sanctions imposed by governments and other authorities and related impacts, including on our business operations, employees, reputation, brands, financial condition and results of operations;
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
•our ability to identify, complete, manage and realize the full extent of the benefits, cost savings or synergies presented by strategic transactions, including our recently completed acquisitions of Ricolino, Clif Bar, Chipita, Gourmet Food, Grenade and Hu;
•our investments and our ownership interests in those investments, including JDE Peet's;
•the restructuring program and our other transformation initiatives not yielding the anticipated benefits;
•changes in the assumptions on which the restructuring program is based;
•the impact of climate change on our supply chain and operations;
•global or regional health pandemics or epidemics;
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
(5)Divestiture-related costs, which includes costs incurred in relation to the preparation and completion (including one-time costs such as severance related to elimination of stranded costs) of our divestitures as defined in footnote (2), also includes costs incurred associated with our publicly announced processes to sell businesses. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the nine months ended September 30, 2023. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2023. There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2023 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2023	786,602	$72.92	781,549	$5,341
August 1-31, 2023	3,243	73.78	—	5,341
September 1-30, 2023	1,054	71.23	—	5,341
For the Quarter Ended September 30, 2023	790,899	$72.92	781,549

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 5,053 shares, 3,243 shares and 1,054 shares for the fiscal months of July, August and September 2023, respectively.
(2)Dollar values stated in millions. Effective January 1, 2023, our Board of Directors authorized a program for the repurchase of up to $6.0 billion of our Common Stock through December 31, 2025, excluding excise tax. Since the program inception on January 1, 2023 through September 30, 2023, we have repurchased $659 million. As of September 30, 2023, we had approximately $5.3 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
(3)As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of equity.

Item 5. Other Information.

(c) Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2023, no such plans or other arrangements were adopted or terminated.

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
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

November 1, 2023