Form 10-K
period 2023-12-31
Mondelez International, Inc.
filed 2024-02-02
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2023, was $99.2 billion. At January 30, 2024, there were 1,346,477,411 shares of the registrant’s Class A Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 22, 2024 are incorporated by reference into Part III hereof.

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

PART I
Item 1. Business.

General

Mondelēz International’s purpose is to empower people to snack right. We sell our products in over 150 countries around the world. We are one of the world’s largest snack companies with global net revenues of $36.0 billion and net earnings of $5.0 billion in 2023. Our core business is making and selling chocolate, biscuits and baked snacks. We also have additional businesses in adjacent, locally relevant categories including gum & candy, cheese & grocery and powdered beverages. Our portfolio includes iconic global and local brands such as Oreo, Ritz, LU, CLIF Bar and Tate’s Bake Shop biscuits and baked snacks, as well as Cadbury Dairy Milk, Milka and Toblerone chocolate.

We strive to create a positive impact on the world and communities in which we operate while driving business performance. Our goal is to lead the future of snacking around the world by offering the right snack, for the right moment, made the right way. We aim to deliver a broad range of delicious, high-quality snacks that nourish life’s moments, made with sustainable ingredients and packaging that consumers can feel good about. We remain committed to helping to drive longstanding, enduring, positive change in the world.

Strategy

We aim to be the global leader in snacking by focusing on growth, execution, culture and sustainability. We are optimizing our portfolio of leading brands and have refined our strategy to accelerate growth, prioritizing our fast-growing core categories of chocolate, biscuits and baked snacks. Our strategic plan builds on our strong foundations, including leadership in attractive categories, an attractive global footprint, a strong core of iconic global and local brands, marketing, sales, distribution and cost excellence capabilities, and top talent with a growth mindset.

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

We run our business with a long-term perspective and we believe the successful delivery of our strategic plan will drive consistent top- and bottom-line growth and enable us to create long-term value for our shareholders.

Global Operations

We sell our products in over 150 countries and have operations in approximately 80 countries, including 148 manufacturing and processing facilities across 46 countries. The portion of our net revenues generated outside the United States was 73.4% in 2023, 73.6% in 2022 and 75.1% in 2021. For more information on our U.S. and non-U.S. operations, refer to Note 18, Segment Reporting; on our manufacturing and other facilities, refer to Item 2, Properties; and on risks related to our operations outside the United States, see Item 1A, Risk Factors.

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

Customers

We generally sell our products to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. We also sell products directly to businesses and consumers through various pure play e-retail platforms, retailer digital platforms, our direct-to-consumer websites and social media platforms. No single customer accounted for 10% or more of our net revenues from continuing operations in 2023. For a discussion of long-term demographics, consumer trends and demand, refer to our Financial Outlook within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Distribution and Marketing

Our product distribution network encompasses direct store delivery, company-owned and satellite warehouses, distribution centers, third party distributors and other facilities. Additionally, we leverage the services of independent sales offices and agents in various international locations. Through our global digital commerce organization and capabilities, we pursue online growth with partners in key markets around the world, including both pure e-tailers and omni-channel retailers. We continue to invest in advertising and consumer promotions, talent and digital capabilities. Our digital commerce channel strategies play a critical role in our ambition to be the global leader in snacking.

Our marketing initiatives are categorized in three principal sets of activities: (i) consumer marketing and advertising including digital and social media, on-air, print, outdoor and other product promotions; (ii) consumer sales incentives such as coupons and rebates; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Research, Development and Innovation

Our innovation and new product development objectives include continuous improvement in food safety and quality, growth through new products, superior consumer satisfaction and reduced production costs. Our innovation efforts focus on anticipating consumer demands and adapting quickly to changing market trends. We work to test and learn new ideas and implement successful ones into other areas of our business. We aim to address consumer needs and market trends while leveraging scalable innovation platforms, sustainability and packaging programs and breakthrough technologies in order to delight our consumers, fuel our growth and reduce our environmental impact. To drive growth, creativity, greater effectiveness, improved efficiency and accelerated project delivery, we are focusing our technical research and development resources at technical centers around the globe.

Mindful snacking and sustainability are a significant focus of our current research and development initiatives. We work to introduce new varieties of our core products, including new taste or nutrition profiles that cater to evolving consumer preferences, such as the introduction of Toblerone Pralines in a new market segment and a vegan 100% plant-based Philadelphia cream cheese. Additionally, we are expanding our portfolio of cakes and pastries with updated formats including Milka brownies and Oreo cakes.

We also have a dedicated innovation and venture hub, SnackFutures, specifically tailored to leverage emerging consumer trends and growth opportunities in mindful snacking. The core objectives of this group are aligned with three key strategic areas: invent new brands and businesses, invest in early-stage entrepreneurs, and amplify SnackFutures’ influence through the CoLab start-up engagement and mentoring programs built to equip start-ups with essential tools, technologies and expertise that can help them learn, grow and succeed.

Competition

We operate in highly competitive markets that are comprised of global, regional and local competitors, including new start-up brands and businesses. Some competitors have different profit objectives and investment time horizons than we do and therefore may approach pricing and promotional decisions differently. We compete based on product quality, brand recognition and loyalty, service, product innovation, taste, convenience, nutritional value, the ability to identify and satisfy consumer preferences, effectiveness of our digital and other sales and marketing strategies, routes to market and distribution networks, promotional activities and price. Our advantaged global footprint, operating scale and portfolio of brands have all significantly contributed to building our market-leading positions across most of the product categories in which we sell. To grow and maintain our market positions, we focus on meeting consumer needs and preferences through a local-first commercial focus, new digital and other sales and marketing initiatives, product innovation and high standards of product quality. We also continue to optimize our manufacturing and supply chain networks and invest in our brands through ongoing research and development, advertising, marketing and consumer promotions.

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

A number of external factors such as the current macroeconomic environment, including global inflation and the effects of geopolitical uncertainty, climate and weather conditions, commodity, transportation and labor market conditions, supply chain disruptions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs.

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

Workforce Profile: At December 31, 2023, we had approximately 91,000 employees. At December 31, 2023, we had approximately 12,000 U.S. employees and approximately 79,000 employees outside the United States, with employees represented by labor unions or workers’ councils representing approximately 21% of our U.S. employees and approximately 55% of our employees outside the United States.

Workplace Safety and Wellness: We promote a strong culture of safety and prioritize keeping all our employees, contractors and visitors safe. To accomplish this, we employ comprehensive health, safety and environment management policies and standards throughout the organization. In addition, we strive to continuously improve our work processes, tools and metrics to mitigate and prevent workplace injuries and enhance safety.

We remain committed to providing a modern and flexible approach to how and where we work. Our hybrid work model allows our office-based employees to engage with colleagues, customers and suppliers in-person on a regular basis while also leveraging innovative technology to optimize collaboration across geographically dispersed teams.

Workforce Inclusion & Diversity:
We believe that a diverse workforce with a range of experiences and perspectives is a significant driver of sustainable innovation and growth. We continue to be focused on creating an inclusive culture for employees, providing equity of opportunity through our development programs and policies. We include diversity and other human capital metrics as a part of the strategic scorecard within our annual incentive plan for our CEO and other senior leaders. This scorecard is used consistently across our company at both the corporate and region level.
As a result of these efforts, at the end of 2023, women held 42% of global management roles (defined as Director and above) and 42% of executive leadership roles (defined as the Management Leadership Team plus one level below). In the United States, People of Color held approximately 36% of management roles (defined as Director and above), and Black employees held 6.3% of management roles at the end of 2023.

Talent Management and Development: Maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and people teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development.

Specifically, we review strategic positions regularly and identify potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We include metrics related to the rate at which we fill positions with internal talent as part of the strategic scorecard within our annual incentive plan for our CEO and senior leaders, supporting a healthy balance between development of internal talent and infusion of new capabilities to enhance our teams.

We invest in our employees through training and development programs, on the job experiences, coaching, as well as tuition reimbursement for a majority of our employees in the United States to promote continued professional growth. We provide technical and leadership programs across the organization that enable colleagues to grow skills and capabilities to become more successful. We also have dedicated talent programs that support and accelerate leadership development and strengthen our succession plans. We also expanded and increased global participation in our Talent Marketplace, a development solution that helps connect employees to short-term ‘gig’ opportunities. Additionally, coaching, mentoring and team-based development solutions are provided to colleagues across all levels to support leadership, team effectiveness and performance.

Culture and Employee Engagement: We believe a culture where employees feel heard and managers take action is key to building a highly-engaged workforce that can deliver sustainable business growth. We conduct confidential engagement surveys of our global workforce annually that are administered and analyzed by an independent third party. Aggregate survey results include external benchmark comparisons and are reviewed by executive officers and the Board of Directors. Based on the results, we create action plans at global, regional, functional and managerial levels. By acting on results both at an aggregate enterprise level and a department/business/work group level, we have been able to enhance our culture and improve our overall engagement.

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

We also continue to evolve our programs to meet our employees’ health and wellness needs. We provide access to medical and welfare benefits and offer programs to all employees that support work-life balance, including paid parental leave, as well as financial, physical and mental health resources, including employee assistance programs to reach all global colleagues.

We are committed to equal pay for equal work, regardless of gender, race, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors such as an employee’s role and experience, job location and performance. We also regularly review our compensation practices to promote fair and equitable pay.

With the support of an independent third-party expert in this field, we conduct global pay equity reviews for salaried employees based on gender and race (as permitted by local country law). Our last global analysis in 2023 encompassed 83 countries and over 34,000 employees. From this analysis, our pay gap between male and female employees was less than 1%. In the United States, we also review pay for salaried employees in the same pay grade by race/ethnicity (Asian, Black and Hispanic). The 2023 independent analysis found no systemic issues and no negative pay gap between non-white and white employees.

Sustainability and Mindful Snacking

Snacking Made Right is the lens through which we determine our ESG priorities to deliver on our mission of leading the future of snacking by offering the right snack, for the right moment, made the right way. We have a clear strategic approach to making snacking right, so we can drive innovative, more sustainable business growth.

We focus in key areas where we believe we can deliver greater long-term positive impact. Our strategy and goals in these key focus areas are central to supporting our growth around the world and underpinned by our focus on promoting a culture of safety, quality, inclusivity and equity. Our goals include more sustainable sourcing of key ingredients, reducing our environmental footprint, promoting the rights of people across our value chain, and evolving our portfolio to offer a broader range of high-quality snacks addressing consumer needs while encouraging consumers to snack mindfully. In 2023, we made progress against these goals, such as expanding our signature raw material sourcing programs, submitting a time-bound roadmap against our 2050 Net Zero goal for validation to the Science Based Targets Initiative and investing in renewable energy sources in several of our owned manufacturing facilities across the world.

The Governance, Membership and Sustainability Committee of our Board of Directors oversees our ESG policies and programs related to corporate citizenship, social responsibility, and public policy issues significant to us such as sustainability and environmental responsibility; food labeling, marketing and packaging; philanthropic and political activities and contributions; and Board of Directors’ ESG education and capabilities. The People and Compensation Committee of our Board of Directors oversees our diversity, equity and inclusion priorities, as well as workplace safety and employee wellness, pay equity, talent sourcing strategies, talent management and development programs and ESG KPIs for incentive plans. The Audit Committee of our Board of Directors oversees our safety priorities, goals and performance, as well as our ESG-related disclosure in SEC filings, including controls and assurance. Our ESG goals are part of our risk and strategic planning processes and are also embedded across our organization and within our annual incentive compensation program for our leadership. Business leadership teams and our Board of Directors regularly review progress toward these programs and priorities.

We discuss our ESG goals and programs in detail in our annual Snacking Made Right report available on our website. We also publish an ESG disclosure data sheet and are aligned with the Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-related Financial Disclosures (“TCFD”) reporting frameworks. We also provide our annual CDP Climate Change, Water Security and Forests disclosure.

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

Regulation

Our food products and ingredients are subject to local, national and multinational regulations related to labeling, health and nutrition claims, packaging, pricing, marketing and advertising, and related areas. In addition, various jurisdictions regulate our operations by licensing and inspecting our manufacturing plants and facilities, enforcing standards for select food products, grading food products, and regulating trade practices related to the sale and pricing of our food products. Many of the food commodities we use in our operations are subject to government agricultural policy and intervention. These policies have substantial effects on prices and supplies and are subject to periodic governmental and administrative review. In addition, increased attention to environmental and social issues in industry supply chains has led to developing different types of regulation in many countries. The lack of a harmonized approach can lead to uneven scrutiny or enforcement, which can impact our operations.

Examples of laws and regulations that affect our business include workplace safety regulations; selective food taxes; data privacy; labeling requirements such as front-of-pack labeling based on nutrient profiles or environmental claims; sales or media and marketing restrictions such as those on promotions or advertising products with specified nutrient profiles on certain channels or platforms or during certain hours of the day; sanctions on sales or sourcing of raw materials; cross-border trade concessions or border barriers; corporate tax policies of the United States and other countries; and packaging taxes. In addition, over 25 countries in the European Union have implemented extended producer responsibility (“EPR”) policies as part of national packaging waste policies that make manufacturers responsible for the cost of recycling food and beverage packaging after consumers use it. These range from mandatory regulations to voluntary agreements between government and industry to voluntary industry initiatives. EPR policies are being implemented or contemplated in other jurisdictions around the world, including India, Vietnam and certain states in the United States. Single-use plastic bans and other plastic taxes are being considered in Europe as well as countries including Indonesia and the Philippines.

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

We continue to monitor developments in laws and regulations. Also refer to Item 1A, Risk Factors for additional information.

Information about our Executive Officers

The following are our executive officers as of February 2, 2024:

Name	Age	Title
Dirk Van de Put	63	Chief Executive Officer
Luca Zaramella	54	Executive Vice President and Chief Financial Officer
Vinzenz P. Gruber	58	Executive Vice President and President, Europe
Deepak D. Iyer	56	Executive Vice President and President, Asia Pacific, Middle East and Africa
Stephanie Lilak	57	Executive Vice President and Chief People Officer
Mariano C. Lozano	57	Executive Vice President and President, Latin America
Daniel E. Ramos	50	Executive Vice President, Chief Research and Development Officer
Laura Stein	62	Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary
Gustavo C. Valle	59	Executive Vice President and President, North America

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

Mr. Iyer became Executive Vice President and President, Asia Pacific, Middle East and Africa in June 2023. He previously served as President India from August 2016 to June 2023. Prior to that, Mr. Iyer held various leadership positions of increasing responsibility at PepsiCo, Wrigley India Pvt Ltd and Bharti AXA General Insurance Company, India. Mr. Iyer joined Mondelēz International in 2016.

Ms. Lilak became Executive Vice President and Chief People Officer in January 2024. She formerly served as the Chief People Officer of Bumble Inc., a social networking company, from November 2021 to January 2023. Previously, Ms. Lilak was Senior Vice President, Chief Human Resources Officer at Dunkin’ Brands Group Inc., a multinational coffee and doughnut company, from July 2019 to November 2021. Prior to Dunkin’ Brands, Ms. Lilak spent 23 years with General Mills Inc., a global consumer foods manufacturer and marketer, in roles of increasing responsibility. She served as Vice President, Human Resources for the North America Retail Segment from January 2016 to July 2019.

Mr. Lozano became Executive Vice President and President, Latin America in May 2022. He previously served as CEO of Danone North America, a business unit of Danone, a global food and beverage company, from January 2014 until April 2017 and CEO Danone North America from September 2017 until December 2022. Mr. Lozano spent more than 24 years at Danone in various leadership roles across Latin America including President, Danone Brazil.

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

Ms. Stein became Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary in September 2023 and was Executive Vice President, Corporate & Legal Affairs and General Counsel from January 2021 until September 2023. Before joining Mondelēz International, Ms. Stein spent 15 years at The Clorox Company, a multinational manufacturer and marketer of consumer and professional products, most recently as Executive Vice President – General Counsel and Corporate Affairs from February 2016 to December 2020. She also served as Executive Vice President – General Counsel from February 2015 to February 2016 and as Senior Vice President – General Counsel from January 2005 to February 2015.

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

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, edible oils, sugar and other sweeteners, flavoring agents and nuts. In addition, we purchase and use significant quantities of product packaging materials, natural gas, fuel and electricity for our factories and warehouses, and we also incur expenses in connection with labor and the transportation and delivery of our products. Costs of raw materials, energy and other supplies and services are volatile and fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources; currency fluctuations; geopolitical conditions or conflicts (including the ongoing war in Ukraine and international sanctions imposed on Russia for its invasion of Ukraine, developments in the Middle East and rising tensions between China and Taiwan); inflationary pressures related to domestic and global economic conditions or supply chain issues; transportation and labor disruptions; tariffs or other trade barriers; government intervention to introduce living income premiums or similar requirements such as those announced in 2019 in two of the main cocoa-growing countries; changes in environmental or trade policy and regulations, alternative energy and agricultural programs; severe weather; agricultural productivity; crop disease or pests; water risk; health pandemics; forest fires and other natural disasters; acts of terrorism; cybersecurity incidents; supplier capacity; and consumer or industrial demand. Many of these conditions are or could be exacerbated or worsened by climate change. Increased government intervention and consumer or activist responses caused by increased focus on climate change, deforestation, water, plastic waste, animal welfare and human rights concerns and other risks associated with the global food system could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business. Some commodities are grown by smallholder farmers who might not be able to invest to increase productivity or adapt to changing conditions. Our work to monitor our exposure to commodity prices and hedge against input price increases cannot fully protect us from changes in commodity costs due to factors like market illiquidity, specific local regulations and downstream costs. Thus, our hedging strategies have not always protected and will not in the future always protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase or changes in the types of commodities we purchase as we continue to evolve our product and packaging portfolio could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products, including increases to cover inflation and higher input, packaging and transportation costs, may result in lower sales volumes or customer delistings, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply or availability of key commodities and necessary services like transportation, such as we experienced across our business, particularly in the United States and United Kingdom, may limit our ability to grow our net revenues and earnings. If our mitigation activities are not effective, if we are unable to price to cover increased costs (including if we are delayed in our ability to raise prices or unable to raise the prices of our products enough to keep up with the rate of inflation), if we must reduce our prices, if increased prices affect demand for our products (including if consumers forego purchasing certain of our products or switch to “private label” or lower-priced product offerings), or if we are limited by supply or distribution constraints, our financial condition, results of operations, cash flows and stock price can be materially adversely affected.

We are subject to risks from operating globally.

We are a global company and generated 73.4% of our 2023 net revenues, 73.6% of our 2022 net revenues and 75.1% of our 2021 net revenues outside the United States. We manufacture and market our products in over 150 countries and have operations in approximately 80 countries. Therefore, we are subject to risks inherent in global operations. Those risks include:

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

In addition, increased political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, government shutdowns, travel or immigration restrictions, tariffs and other trade restrictions, public health risks or pandemics, energy policy or restrictions, public corruption, expropriation and other economic or political uncertainties, including inaccuracies in our assumptions about these factors, could interrupt and negatively affect our business operations or customer demand. For example, the ongoing developments in the Middle East could impact demand for our products or result in increased supply chain costs or other cost impacts. High unemployment or the slowdown in economic growth in some markets could constrain consumer spending. Declining consumer purchasing power could result in loss of market share and adversely impact our profitability. The nature and degree of the various risks we face can also differ significantly among our regions and businesses.

All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition, results of operations, cash flows, stock price, and our relationships with customers, suppliers and employees in the short- or long-term.

The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.

The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations (as discussed below in Recent Developments and Significant Items Affecting Comparability – War in Ukraine under Management’s Discussion and Analysis of Financial Condition and Results of Operations). The scope and duration of the war in Ukraine is uncertain and rapidly changing, and we are unable to predict the full extent to which the war in Ukraine will impact our business operations, financial performance, results of operations and stock price in the future. We have discontinued new capital investments and suspended our advertising spending in Russia. As the business and geopolitical environment continues to change, our operations and activity in Russia, which accounted for 2.9% of 2023 consolidated net revenues, or Ukraine, which accounted for 0.4% of 2023 consolidated net revenues, may decline or be further scaled back. International sanctions, export controls and other measures, including restrictions on the transfer of funds to and from Russia, that have been imposed on Russian entities make it more difficult to operate in Russia, and failure to comply with applicable sanctions and measures could subject us to regulatory penalties and reputational risk. The war could also result in the temporary or permanent loss of assets or our ability to conduct business operations in Russia, and our Russian assets may be partially or fully impaired in future periods, or our business operations terminated, based on actions taken by Russia, other parties or us. In addition, our operations may be subject to increased disruptions to our information systems, including through network failures, malicious or disruptive software or cyberattacks by hackers, criminal groups or nation-state organizations. There is a possibility of loss of life and physical damage and destruction of property. We may not be able to operate in certain areas due to damage and safety concerns. We might also face questions or negative scrutiny from stakeholders about our operations in Russia despite our role as a food company and our public statements about Ukraine and Russia.

The war in Ukraine has continued to result in worldwide geopolitical and macroeconomic uncertainty. The war continues to disrupt commodity markets, including for wheat, energy and energy-related commodities, and continues to contribute to supply chain disruption and inflation. Other ongoing consequences of the war have included increased volatility of input prices, including for packaging materials, energy, commodities, other raw materials, labor and transportation; adverse changes in international trade policies and relations; increased exposure to foreign currency fluctuations, including volatility of the Russian ruble; constraints, volatility or disruptions in the credit and capital markets; increased costs to ensure compliance with global and local laws and regulations; difficulty protecting and enforcing our intellectual property rights; and heightened risk to employee safety including health and safety risks related to securing and maintaining facilities. We expect continued volatility with respect to commodity and other input prices, and our hedging activities might not sufficiently offset this volatility.

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

We operate in a highly competitive industry where we face risks related to the execution of our strategy as well as our ability or willingness to respond, timely or otherwise, to channel shifts, pricing and other competitive pressures.

The food and snacking industry is highly competitive. Our principal competitors are food, snack and beverage companies that operate globally, regionally and locally, and, in many markets, include retailers with their own branded and private label products. Failure to effectively respond to actions, innovations or other challenges from our competitors could adversely affect our business.

Competitor and customer pressures require that we timely and effectively respond to changes in relevant markets, including changes to distribution channels and technological developments. These pressures could affect our prices, including our ability to price in response to commodity and other cost increases. Failure to effectively and timely assess new or developing trends, technological advancements (including advancements such as artificial intelligence, machine learnings and augmented reality, which may become critical in understanding consumer preferences in the future) or changes in distribution methods and set proper pricing, including as a result of inflation or weak economic conditions or recessions, or effective trade incentives could negatively impact availability of or demand for our products, our operating results, achievement of our strategic and financial goals and our ability to capitalize on new revenue or value-producing opportunities. The rapid growth of some channels, such as discounters as well as digital commerce which has expanded significantly following the onset of the COVID-19 pandemic, may impact our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. We may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to maintain or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our digital commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts, which could materially and adversely affect our product sales, financial condition, results of operations and cash flows. We will be disadvantaged if we are not able to effectively leverage developing online channels such as direct-to-consumer and electronic business-to-business commerce. New distribution channels, as well as growing opportunities to utilize external manufacturers, lower the barriers to entry and allow smaller competitors to gain market share more effectively. Additionally, if we adjust pricing but cannot maintain or increase sales volumes, or our labor or other costs increase but we cannot increase prices to offset those changes, our financial condition and results of operations will suffer.

Further, our ability to compete may be limited by an inability to secure new retailers or maintain or add shelf and/or retail space for our products. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to, or adequate product visibility on, their platform. Unattractive placement or pricing may put our products at a disadvantage compared to those of our competitors. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales or pricing expectations set by our retailers, potentially causing these retailers to remove our products from their shelves.

During 2023, we continued to operate under our strategy to drive long-term growth by focusing on four strategic priorities: accelerating consumer-centric growth, driving operational excellence, creating a winning growth culture and scaling sustainable snacking. If our strategy is not effective, we fail to achieve our goals and objectives or identify or prioritize the areas most important to achieving our goals, or we fail to effectively operate under our strategy in a way that minimizes disruptions to our business, it could materially and adversely affect our financial condition, results of operations, cash flows and stock price.

Promoting and protecting our reputation and brand image is essential to our business success.

Our success depends on our ability to maintain and enhance our brands, expand to new geographies and new distribution platforms such as digital commerce, and evolve our portfolio with new product offerings that meet consumer needs and expectations.

We seek to strengthen our brands through investments in our product quality, product renovation, innovation and marketing investments, including consumer-relevant advertising, digital communication and consumer promotions. Actual or perceived failure to effectively address the continuing global focus on well-being, including changing consumer acceptance of certain ingredients, industrial manufacturing and processing, nutritional expectations of our products, the sustainability of our ingredients, our supply chain (including human rights and animal welfare issues) and our packaging (including plastic packaging and its ability to be recycled and other environmental impacts) could adversely affect our brands. Increased negative attention from the media, academics and online influencers, governments, shareholders and other stakeholders in these areas as well as on the role of food marketing, our response to political and social issues or catastrophic events, and other environmental, social, human capital or governance practices, including our diversity, equity and inclusion initiatives, could adversely affect our brand image. Undue caution or our failure to react timely in addressing these challenges and trends could weaken our competitive position. Such pressures could also lead to stricter regulations, industry self-regulation that is unevenly adopted among companies, increased transparency in public disclosures, and increased focus on food and snacking marketing and labeling practices. Increasing and disparate legal or regulatory restrictions on our labeling, advertising and consumer promotions, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. This includes regulations such as front-of-pack labeling and selective food taxes in multiple jurisdictions as well as age-based restrictions on sales of products with certain nutritional profiles enacted in some states in Mexico. In the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds is expected to go into effect in October 2025, and new measures restricting certain promotions and in-store placement of some of those products recently went into effect. Moreover, adverse publicity, regulatory developments or legal action against us, our employees or our licensees related to product quality and safety, where and how we manufacture our products, environmental risks including climate change, human and workplace rights across our supply chain, labor relations, or antitrust, anti-bribery and anti-corruption compliance could damage our reputation and brand health. Such actions could undermine our customers’ and shareholders’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations. Our product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations, could also subject us to negative publicity.

In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on established and emerging social media and online platforms, digital and mobile dissemination of marketing and advertising campaigns, targeted marketing and the increasing accessibility and speed of dissemination of information. A variety of legal and regulatory restrictions as well as our own policies and participation in industry self-regulation initiatives limit how and to whom we market our products. These restrictions may limit our brand renovation, innovation, marketing and promotion plans, particularly as social media and the communications environment continue to evolve. The social media platforms we use to market our products may change their marketing rules or algorithms or may fall out of favor with certain consumer groups, and we may fail to effectively adapt our marketing strategies or may decide to no longer utilize certain platforms for marketing. We might also fail to sufficiently evolve our digital marketing efforts to effectively utilize consumer data. Negative posts or comments about Mondelēz International, our brands or our employees on social media or web sites (whether factual or not) or security breaches related to use of our social media accounts and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. Placement of our advertisements in social media may also result in damage to our brands if the media itself experiences negative publicity. Our brands may be associated with or appear alongside harmful content before these platforms or our own social media monitoring can detect this risk to our brand. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brands, our marketing efforts might not achieve desired results and we might be required to recognize impairment charges on our brands or related intangible assets or goodwill. Third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. When consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. Third parties might also improperly use our brands as part of phishing or other scams, which could negatively affect our brand image. Failure to successfully maintain and enhance our reputation and brand health could materially and adversely affect our company and product brands as well as our product sales, financial condition, results of operations, cash flows and stock price.

We must correctly predict, identify, interpret and meet changes in consumer preferences and demand and offer new and improved products that meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify, interpret and meet the tastes, dietary habits, packaging, sales channel and other preferences of consumers around the world and to offer products that appeal to these preferences in the places and ways consumers want to shop. There may be further shifts in the relative size of shopping channels in addition to the increasing role of digital commerce for consumers. Our success relies upon managing this complexity to promote and bring our products to consumers effectively. Weak economic conditions, recessions, inflation, equity market volatility or other factors, such as global or local pandemics, severe or unusual weather events, and our response to political and social issues or catastrophic events, may affect consumer preferences and demand in ways that are hard to predict. In connection with the COVID-19 pandemic, rapid changes in lifestyles and consumption patterns were accompanied by increased demand for biscuits and decreased demand for gum. Failure to offer and deliver products that appeal to consumers or to correctly judge consumer demand for our products will impact our ability to meet our growth targets, and our sales and market share could decrease and our profitability could suffer.

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

Negative perceptions concerning the health, environmental and social implications of certain food products, ingredients, packaging materials, and sourcing or production methods could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers have increasingly focused on well-being, including reducing sodium and added sugar consumption or using weight-loss drugs to reduce consumption overall or change consumption patterns, as well as the source and authenticity of ingredients in the foods they consume. Continuing to focus on and expand our well-being offerings while refining the ingredient and nutrition profiles of existing products is important to our growth, as is maintaining focus on ethical sourcing and supply chain management opportunities to address evolving consumer preferences. In addition, consumer preferences differ by region, and we must monitor and adjust our use of ingredients and other activities to respond to these regional preferences. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions or failure to satisfy consumer preferences could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations, cash flows and stock price.

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

We leverage third parties for various technology and business services who may experience cybersecurity breaches, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, cyber extortion, employee or insider error, malfeasance, social engineering, physical breaches or other actions or attempts to exploit vulnerabilities may cause confidential information or Personally Identifiable Information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. These risks could be magnified since the number of employees, contractors and others working outside of offices increased since the COVID-19 pandemic. Additionally, continued geopolitical turmoil, including the ongoing war in Ukraine, has heightened the risk of cyberattacks. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third-party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. Cyber threats to externally-hosted technology and business services are beyond our control. Additionally, new initiatives, such as those related to digital commerce and direct sales, that increase the amount of confidential information that we process and maintain increase our potential exposure to a cybersecurity breach. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

We continue to invest and augment our cybersecurity program and posture with enhanced identity and access management solutions, multi-factor authentication, risk-based access for remote connectivity, privileged access management, network security, backup and disaster recovery, training and awareness, in addition to advance threat protection emanating from sophisticated, persistent and state-sponsored threat actors, including from internet browsing to email, further reducing our attack surface and likelihood of credential thefts and compromise. Further, we have 24/7 security operations, enhancing the monitoring and detection of threats in our environment, including but not limited to the manufacturing environment and operational technologies, as well as adjusting information security controls based on our threat intelligence information. However, security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis. Due to the constantly evolving and complex nature of cyber threat actors, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. Moreover, as cyberattacks increase in frequency and magnitude around the world, we may be unable to obtain cybersecurity insurance in the amounts and on terms we view as appropriate and favorable for our operations.

We transfer data across local, regional, and national borders to conduct our operations, and we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Privacy and data protection laws may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”) has greatly increased the jurisdictional reach of E.U. law, added a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to 4% of global annual revenue for the preceding financial year in addition to potential restrictions on data transfer and processing. Laws recently passed in other jurisdictions, such as the Personal Information Protection Law of 2021, enacted in China, and the Digital Personal Data Protection Act of 2023, enacted in India, similarly impose significant regulatory requirements. The California Consumer Privacy Act (“CCPA”) requires greater transparency in handling personal information from consumers by imposing new responsibilities for the handling, disclosure and deletion of personal information for consumers, permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations. In addition, similar legislation in Virginia, Colorado, Utah and Connecticut, all of which have gone into effect or will go into effect during 2023, impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights. Our efforts to comply with multijurisdictional privacy and data protection laws and the uncertainty of new laws and regulations will likely increase the complexity of our processes and may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.

We are subject to risks from unanticipated business disruptions.

We manufacture and source products and materials on a global scale. We utilize an interdependent supply chain – a complex network of suppliers and material needs, owned and leased manufacturing locations, external manufacturing partners, distribution networks, shared service delivery centers and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, like weather, natural disasters, water and energy availability, supply and commodity shortages, port congestions or delays, transport capacity constraints, terrorism, political unrest or armed hostilities (including the ongoing war in Ukraine and developments in the Middle East), cybersecurity incidents, labor shortages, strikes or work stoppages, operational and/or financial instability of our key suppliers and other vendors or service providers, government shutdowns or health pandemics, including any potential impact of climate change on these factors, could damage or disrupt our operations or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners. Failure to effectively prepare for and respond to disruptions in our operations, for example, by not finding alternative suppliers or replacing capacity at key or sole manufacturing or distribution locations or by not quickly repairing damage to our information, production or supply systems, can cause delays in delivering or the inability to deliver products to our customers, and the quality and safety of our products might be negatively affected. Moreover, disputes with significant customers or suppliers, including disputes regarding pricing or performance, could adversely affect our sales, financial condition, and results of operations. The occurrence of a material or extended disruption may cause us to lose our customers’ or business partners’ confidence or suffer damage to our reputation, and long-term consumer demand for our products could decline. We use insurance to transfer our financial risk related to these exposures, but some of the risks we face are difficult or impossible to insure and the timing of insurance recoveries may not match the timing of the financial loss we incur. We are subject to risk related to operational safety, including risk of fire, explosion or accidental contamination. We could also fail to achieve our strategic objectives due to capability or technology deficiencies related to our ongoing reconfiguration of our supply chain to drive efficiencies and fuel growth. Further, our ability to supply multiple markets with a streamlined manufacturing footprint may be negatively impacted by portfolio complexity, significant changes in trade policies, changes in volume produced and changes to regulatory restrictions or labor-related or other constraints on our ability to adjust production capacity in the markets in which we operate. These events could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

We may not successfully identify, complete or manage strategic transactions.

We regularly evaluate a variety of potential strategic transactions globally, including acquisitions, divestitures, joint ventures, equity method investments and other strategic alliances that could further our strategic business objectives, and acquisitions and joint ventures are an important part of our strategy to increase our exposure to fast-growing snacking segments, fill geographic white spaces and expand into adjacent categories. For example, in 2022 we acquired Chipita, Clif Bar and Ricolino and in 2023, we completed the sale of our developed market gum business in the United States, Canada and Europe and sold our remaining equity investment in Kuerig Dr Pepper Inc. Such transactions and investments present significant challenges and risks. We may not successfully identify potential strategic transactions to pursue, may not have counterparties willing to transact with us, or we may not successfully identify or manage the risks presented by these strategic transactions, or complete such transactions. Our success depends, in part, upon our ability to identify suitable transactions; negotiate favorable contractual terms; comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals that may face increased scrutiny); integrate or separate businesses; manage or achieve performance of ESG goals and initiatives; realize the full extent of the benefits, cost savings or synergies presented by strategic transactions; offset loss of revenue associated with divested brands or businesses; effectively implement control environment processes; minimize adverse effects on existing business relationships with suppliers and customers; achieve accurate estimates of fair value; minimize potential loss of customers or key employees; and minimize indemnities and potential disputes with buyers, sellers and strategic partners. In addition, execution or oversight of strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks.

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate, as appropriate, redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate timely and ongoing compliance with applicable laws, including antitrust and competition, anti-bribery and corruption and import/export laws. Equity investments such as our investments in JDE Peet’s N.V. joint venture and other strategic alliances pose additional risks, as we could share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies or resources as we do, or whose interpretation of applicable policies may differ from our own. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits. Depending on the nature of the business ventures, including whether they operate globally, these ventures could also be subject to many of the same risks we are, including political, economic, regulatory and compliance risks, currency exchange rate fluctuations, and volatility of commodity and other input prices. Either partner might fail to recognize an alliance relationship that could expose the business to higher risk or make the venture not as productive as expected.

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

We have announced, and may from time to time announce, certain initiatives, including goals, targets and other objectives, related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets and other objectives expose us to numerous operational, reputational, financial, legal and other risks. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the reliance on other value chain actors to implement the required changes, the pace of changes in technology and the availability of suppliers that can meet our sustainability and other standards. In addition, statements about our sustainability goals, targets and other objectives, and progress against those goals, targets and other objectives, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Further, developing and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including recent legislation in California related to reporting greenhouse gas emissions and climate-related financial risk, the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies such as the Corporate Sustainability Reporting Directive in the European Union, especially to the extent these standards are not harmonized or consistent.

Our business may face increased scrutiny from the investment community, customers, consumers, employees, activists, media, regulators and other stakeholders related to our sustainability initiatives, including the goals, targets and objectives that we announce, and our methodologies and timelines for pursuing them. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “Anti-ESG” legislation or policies. If our sustainability practices do not meet evolving investor or other stakeholder expectations and standards or if we are unable to satisfy all stakeholders, our reputation, our ability to attract or retain employees, our sales and our attractiveness as an investment, business partner or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives, to comply with ethical, environmental or other standards, regulations or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions, fines and private litigation. Even if we achieve our goals, targets and objectives, we may not realize all of the benefits that we expected at the time they were established.

Climate change might adversely impact our supply chain or our operations.

Scientific evidence collected by the Intergovernmental Panel on Climate Change demonstrates that carbon dioxide and other greenhouse gases in the atmosphere have caused and will in the future cause changes in weather patterns around the globe that expose us to physical and transition risk. Physical risks include the increasing frequency of extreme weather events and natural disasters and effects on water availability and quality and biodiversity loss. These impacts increase risks to the global food production and distribution system and to the safety and resilience of the communities where we live, work and source our ingredients, and could further decrease food security for communities around the world. Decreased agricultural productivity caused by climate change has and in the future may continue to limit the availability of the commodities we purchase and use and increase the costs of such products. These include cocoa, which is a critical raw material for our chocolate and biscuit portfolios that is particularly sensitive to changes in climate and has recently had a global decrease in availability and increase in price, as well as other raw materials such as dairy, wheat, vegetable oils, sugar and nuts. Weather events such as floods, severe storms or water shortages that are partially caused or exacerbated by climate change might disrupt our business operations or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners and could increase our insurance and other operating costs.

Transition risks include increased focus by federal, state and local regulatory and legislative bodies globally regarding environmental policies relating to climate change, regulating greenhouse gas emissions (including carbon pricing or a carbon tax), energy policies, disclosure obligations and sustainability (including single use plastics). New legal and regulatory requirements have increased and could continue to increase our operating costs for things like energy or packaging through taxes or regulations, including payments under extended producer responsibility policies, taxes on specific packaging material types and targets to increase the use of reuse/refill delivery models. Increasing regulation of carbon taxes could also substantially increase our product supply chain and distribution costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. Concern about climate change might cause consumer preferences to switch away from products or ingredients considered to have high climate change impact and towards products that are more sustainably grown and made. We expect to incur additional costs as we evolve our portfolio and engage in due diligence, verification and reporting in connection with our ESG and sustainability initiatives. We might not effectively address increased attention from the media, shareholders, activists and other stakeholders on climate change and related environmental sustainability matters, including deforestation, land use, water use and packaging, including plastic. Those stakeholders might also have requests or proposals that are not aligned with the focus of our efforts on climate change and ESG matters. Climate change-related impacts could also reduce demand for our products. If costs for raw materials increase or availability decreases, we raise prices for our products and our competitors respond differently to those cost or availability pressures, demand for our products and our market share could suffer. We have also experienced decreased demand for chocolate during periods when temperatures are warmer.

In 2021, we announced our goal of net zero greenhouse gas emissions by 2050. Achieving this goal will require significant transformation of our business, capital investment and the development of technology that might not currently exist. We might incur significant additional expense or be required to recognize impairment charges in connection with our efforts, and we might be unable to achieve, or be perceived to fail to achieve, our goal.

Any or all of these risks could materially and adversely affect our ability to meet the needs of our customers, reputation, product sales, financial condition, results of operations, cash flows and stock price.

Our retail customers are consolidating, and we must leverage our value proposition in order to compete against retailer and other economy brands.

Retail customers, such as supermarkets, discounters, digital commerce merchants, warehouse clubs and food distributors in the European Union, the United States and other major markets, continue to consolidate, form buying alliances or be acquired by new entrants in the food retail market, resulting in fewer, larger customers. Large retail customers and customer alliances can delist our products or reduce the shelf space allotted to our products and demand lower pricing, increased promotional programs or longer payment terms. Retail customers might also adopt these tactics in their dealings with us in response to the significant growth in online retailing for consumer products, which is outpacing the growth of traditional retail channels and has increased further since the COVID-19 pandemic.

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

During 2023, no single customer accounted for more than 10% of our net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to a significant customer could result in a material reduction in sales or change in the mix of products we sell to the customer. This could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

Disputes with significant customers, suppliers or distributors, including disputes related to pricing or performance and any resultant refusal to provide shelf and/or retail spaces for our products, could adversely affect our ability to supply or deliver products or operate our business and could materially and adversely affect our product sales, financial condition and results of operations. The financial condition of our significant customers and business partners are affected by events that are largely beyond our control. New regulations can also affect our commercial practices and our relationship with customers, suppliers or distributors. Deterioration in the financial condition of significant customers, suppliers or distributors or regulations affecting our relationship with these parties could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

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

We are experiencing an increasingly tight and competitive labor market and could face unforeseen challenges in the availability of labor. A sustained labor shortage or increased turnover rates within our employee base as a result of general macroeconomic factors (including high inflation and hyperinflation in certain markets), have led and in the future could continue to lead to increased costs, such as increased overtime to meet demand and increased wages to attract and retain employees. We have also been negatively affected and could continue to be negatively affected by labor shortages or constraints experienced by our partners, including our external manufacturing partners, freight providers, other strategic suppliers and distributors. Failure to achieve and maintain a diverse workforce and leadership team, compensate our employees competitively and fairly, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees.

We must address changes in, and that affect, our workforce and satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 55% of our 79,000 employees outside the United States and approximately 21% of our 12,000 U.S. employees. Strikes such as the one we experienced in some of our U.S. manufacturing and distribution facilities in 2021, work stoppages, or other forms of labor unrest by our employees or those of our suppliers, distributors or other business partners, or situations like the renegotiation of collective bargaining agreements, have in the past and may in the future cause disruptions to our supply chain, manufacturing or distribution processes. Changes in immigration laws and policies or restrictions could make it more difficult for us to recruit or relocate skilled employees. We could also fail to effectively respond to evolving perceptions and goals of those in our workforce or whom we might seek to hire with respect to flexible working or other matters.

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

Our activities around the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, sourcing, packaging and waste management (including packaging containing PFAS), storage, distribution, sales, advertising, labeling and marketing, as well as intellectual property, competition, antitrust, trade and export controls, labor, tax, social and environmental matters, privacy, data protection, and health and safety practices. Government authorities regularly change laws and regulations, their interpretations of existing laws and regulations, and their enforcement priorities. Our failure to comply with existing laws and regulations (or allegations thereof), or to make changes necessary to comply with new or revised laws and regulations or evolving interpretations and application of existing laws and regulations, and differing or competing laws and regulations across the markets where our products are made, manufactured, distributed and sold, could materially and adversely affect our product sales, financial condition, results of operations and cash flows, including as a result of higher compliance costs, higher capital expenditures and higher production costs. For instance, our financial condition, results of operations and cash flows could be negatively affected by the regulatory and economic impact of changes in the corporate tax policies of the United States and other countries; trade relations among the United States and other countries, including China, Mexico and the European Union; and changes within the European Union. Evolving expectations on ESG disclosures and reporting will also result in new regulatory actions. In addition, the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials have resulted in and could continue to result in our being subject to new taxes and regulations or lawsuits that can adversely affect our business.

We may decide or be required to recall products or be subjected to product liability claims.

We could decide, or laws or regulations could require us, to recall products due to suspected or confirmed deliberate or unintentional product contamination, including contamination of ingredients we use in our products that third parties supply, spoilage or other adulteration, product mislabeling or product tampering. These risks could be heightened in light of increased pressure on our suppliers from supply chain challenges. Additionally, to the extent we are required to perform remote audits, these audits do not fully offset risks from the inability to conduct on-site audits. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Any of these events could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations, cash flows and stock price.

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

We operate around the world in environments with constantly evolving legal, tax and regulatory frameworks, and we are subject to risk of litigation, legal or tax claims or other regulatory enforcement actions. Actions by our employees, contractors, agents or others in violation of our policies and procedures could lead to deficiencies in our internal or other controls or violations, unintentional or otherwise, of laws and regulations. Furthermore, as a result of the COVID-19 pandemic and supply chain challenges, there may be investigations, legal claims or litigation against us relating to our actions or decisions in response to these conditions. We could also be subject to litigation, legal claims or regulatory actions in connection with the continued evolution of our sustainability and ESG-related initiatives. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers, employees and shareholders. When litigation, legal or tax claims or regulatory enforcement actions arise out of our failure or alleged failure to comply with applicable laws, regulations or controls, we could be subject to civil and criminal penalties, and voluntary and involuntary document requests, that could materially and adversely affect our reputation, product sales, financial condition, results of operations, cash flows and stock price. Even if a claim is unsuccessful, without merit or not pursued to completion, the cost of responding to such a claim, including expenses and management time, could adversely affect us.

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

We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, copyrights, registered designs, proprietary trade secrets, recipes, technology, know-how and licensing agreements, to be a significant and valuable part of our business. We attempt to protect our intellectual property rights by taking advantage of a combination of patent, trademark, copyright and trade secret laws in various countries, as well as licensing agreements, third-party nondisclosure and assignment agreements and policing of third-party misuses and infringement of our intellectual property in traditional retail and digital environments. Our failure to obtain or adequately protect our intellectual property rights (including in response to developments in artificial intelligence technologies), or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business, financial condition and stock price.

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

Changes in tax laws in the U.S. or in other countries where we have significant operations (such as Brazil’s recently passed tax legislation), including rate changes or corporate tax provisions that could disallow or tax perceived base erosion or profit shifting payments or subject us to new types of tax, could materially affect our effective tax rate and our deferred tax assets and liabilities. In addition, aspects of U.S. tax laws may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. As of December 31, 2023, numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax, with the earliest effective date being for taxable years beginning after December 31, 2023. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.

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

At December 31, 2023, we sold our products in over 150 countries and had operations in approximately 80 countries. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial position and operating results are sensitive to movements in currency exchange rates, which have recently been more volatile, because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and to pay dividends to our shareholders. In addition, movements in currency exchange rates affect transaction costs because we source product ingredients from various countries. Our efforts to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, may not be successful. We factor exchange rate impacts into our local pricing decisions, but there may be lags in implementing pricing changes due to competitive pressures or customer or regulatory constraints. We also hedge a number of risks including exposures to foreign exchange rate movements and volatility of interest rates that could impact our future borrowing costs. Hedging of these risks could potentially subject us to counter-party credit risk. In addition, local economies, monetary policies and currency hedging availability affect our ability to hedge against currency-related economic losses. We might not be able to successfully mitigate our exposure to currency risks due to factors such as continued global and local market volatility, actions by foreign governments, trade disputes, economic sanctions, political uncertainty, inflation, interest rates and limited hedging opportunities. For instance, in December 2023, the Argentinean peso devalued significantly in excess of historic levels. Accordingly, changes in the currency exchange rates that we use to translate our results into U.S. dollars for financial reporting purposes or for transactions involving multiple currencies could materially and adversely affect future demand for our products, our financial condition, results of operations, cash flows and stock price, and our relationships with customers, suppliers and employees in the short or long-term.

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

We sponsor defined benefit pension plans for a number of our employees throughout the world and also contribute to other employees’ pensions under defined benefit plans that we do not sponsor. At the end of 2023, the projected benefit obligation of the defined benefit pension plans we sponsor was $8.6 billion and plan assets were $9.2 billion.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are committed to our goal to protect sensitive business-related and personal information, as well as our information systems. Due to the size and scope of our global operations, we are subject to numerous and evolving cybersecurity risks that could adversely and materially affect our business, financial condition and results of operations.

Our Management Leadership Team, with oversight from the Board of Directors, has implemented a comprehensive cybersecurity program, including incident response process, aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework and NIST Computer Security Incident Handling Guide (NIST SP 800-61) to assess, identify, address and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems.

Governance
Our Board of Directors and Management Leadership Team review cybersecurity risks as part of their oversight and execution of the Company’s business operations and strategy. We have established oversight mechanisms intended to provide effective cybersecurity governance, risk management, and timely incident response.

Board of Directors Oversight
Our Board, in coordination with the Audit Committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. Both the Board and the Audit Committee periodically review the measures we have implemented to identify and mitigate data protection and cybersecurity risks.

As part of such reviews, our Board and Audit Committee receive periodic reports and presentations from members of the team responsible for overseeing cybersecurity risk management, including our Chief Information Security Officer (CISO), which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to our peers and third parties. Members of our Management Leadership Team also report to the Board at least annually on data protection and current internal and external developments in cybersecurity, as part of the Board’s enterprise risk management review, and the Board receives reports of Audit Committee discussions regarding its oversight of cybersecurity risk. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, reported to the Audit Committee or the Board in a timely manner.

Management Role in Cybersecurity Risk Management
At the management level, our CISO has extensive cybersecurity knowledge and skills gained from over 20 years of work experience at Mondelēz and other major consumer goods and financial services companies. Our CISO currently reports to our Chief Financial Officer and has operational responsibility for our information security programs, protections, and efforts, along with leading the team responsible for implementing, monitoring, and maintaining cybersecurity and data security strategy, policy, standards, architecture, and practices across our business. Our CISO is supported by a team of enterprise information system security and risk professionals, including regional information security officers responsible for overseeing cybersecurity strategy and operations in each business unit. Our CISO receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data security and cybersecurity risks. Our CISO updates the Management Leadership Team on these matters and works closely with Corporate and Legal Affairs to oversee compliance with legal, regulatory, and contractual security requirements.

Cybersecurity Steering Committee
Our Cybersecurity Steering Committee currently includes our CEO, CFO, CISO, General Counsel and Chief Ethics & Compliance Officer and has broad oversight of our cybersecurity risk management processes, in coordination with the rest of the Management Leadership Team and the Board. The Cybersecurity Steering Committee has been established to meet and to discuss our cybersecurity risk management measures designed to identify and mitigate data protection and cybersecurity risks, along with procedures and practices related to incident response, including escalation and notification.

Risk Management and Strategy
Cybersecurity risk management is overseen both as a critical component of our overall risk management program and as a standalone program. We have implemented a risk-based, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Our cybersecurity program is designed to leverage people, processes, and technology to identify and respond to cybersecurity threats in a timely manner. Our vendor cybersecurity risk management program supports the planning, automation, and management of cybersecurity risk with enrolled suppliers and other third parties, focusing on risk-based assessments. Our employees undergo annual security awareness training to enhance their understanding of cybersecurity threats and their ability to identify and escalate potential cybersecurity events. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use.

We assess, identify, and manage risks from cybersecurity threats through various mechanisms, which may include tabletop exercises to test our preparedness and incident response process, business unit assessments, control gap analyses, threat modeling, penetration tests, vulnerability scanning, internal audits, and external audits of our cybersecurity program. We also leverage assessors, consultants, auditors and third-party service providers, including threat intelligence to inform our understanding of the cybersecurity threat landscape and enable risk-based measures to defend against evolving threats.

Incident Response
We have a Cybersecurity Incident Response Plan (“CSIRP”) to provide the organizational and operational structure, processes, and procedures for investigating, containing, documenting and mitigating cybersecurity incidents, including keeping senior management and other key stakeholders informed and involved as appropriate.

Our Cybersecurity Incident Response Team manages and executes technical response activities in coordination with our Security Operations Center, subject matter experts and others to respond to a cybersecurity incident. The objectives of the CSIRP include to:

•Establish the Company’s cybersecurity incident response process and provide actionable guidelines to provide a timely, consistent, and repeatable response process;
•Describe the requirements and expectations for cybersecurity incident response;
•Set forth the roles and responsibilities for cybersecurity incident response personnel;
•Establish cybersecurity incident classification, escalation, and prioritization parameters;
•Confirm the documentation process for cybersecurity incidents affecting the Company and the Company’s responses are appropriately documented;
•Establish protocols for materiality determinations for cybersecurity incidents under the SEC’s cybersecurity rules;
•Establish the process for assessing when public disclosure and external communications may be required; and
•Mitigate or minimize the effects of a cybersecurity incident on the Company, its personnel, customers, consumers, or others and limit financial, operational, legal, and reputational impact.

Material Cybersecurity Risks, Threats & Incidents
We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continuously improve our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Additional information on cybersecurity risks we face can be found in Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.

Item 2. Properties.

On December 31, 2023, we had approximately 148 manufacturing and processing facilities in 46 countries and 107 distribution centers and warehouses worldwide that we owned or leased. In addition to our owned or leased properties, we also utilize a highly distributed network of warehouses and distribution centers that are owned or leased by third party logistics partners, contract manufacturers, co-packers or other strategic partners. We believe we have or will add sufficient capacity to meet our planned operating needs. It is our practice to maintain all of our plants and other facilities in good condition.

	As of December 31, 2023
	Number of Manufacturing Facilities	Number of Distribution and Warehouse Facilities
Latin America (1)	19	15
AMEA	45	26
Europe	61	6
North America	23	60
Total	148	107

Owned	123	14
Leased	25	93
Total	148	107

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are proud members of the Standard and Poor’s 500 and Nasdaq 100. Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “MDLZ.” At January 30, 2024, there were 36,216 holders of record of our Common Stock.

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

As of December 31,	Mondelēz International	S&P 500	Performance Peer Group
2018	$100.00	$100.00	$100.00
2019	140.42	131.49	126.82
2020	152.48	155.68	138.77
2021	176.68	200.37	158.64
2022	181.84	164.08	157.16
2023	202.16	207.21	154.04

The Mondelēz International performance peer group consists of the following companies considered our market competitors or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Danone S.A., General Mills, Inc., The Hershey Company, Kellanova (formerly Kellogg Company), The Kraft Heinz Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company and Unilever PLC.

Issuer Purchases of Equity Securities
Our stock repurchase activity for each of the three months in the quarter ended December 31, 2023 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2023	5,915	$69.00	—	$5,341
November 1-30, 2023	9,067,510	69.71	9,067,243	4,709
December 1-31, 2023	3,890,796	71.28	3,890,541	4,432
For the Quarter Ended December 31, 2023	12,964,221	$70.18	12,957,784

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock units that vested, totaling 5,915 shares, 267 shares and 255 shares for the fiscal months of October, November and December 2023, respectively.
(2)Dollar values stated in millions. Effective January 1, 2023, our Board of Directors authorized a program for the repurchase of up to $6.0 billion of our Common Stock through December 31, 2025, excluding excise tax. Since the program inception on January 1, 2023 through December 31, 2023, we have repurchased $1.6 billion. As of December 31, 2023, we had approximately $4.4 billion share repurchase authorization remaining. See related information in Note 13, Capital Stock.
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

Recent Developments and Significant Items Affecting Comparability

Macroeconomic environment

We continue to observe significant market and geopolitical uncertainty, inflationary pressures, supply constraints and exchange rate volatility. As a result, we experienced significantly higher operating costs, including higher overall raw material, labor and energy costs that have continued to rise. Our overall outlook for future snacks revenue growth remains strong; however, we anticipate ongoing volatility. We will continue to proactively manage our business in response to the evolving global economic environment, related uncertainty and business risks while also prioritizing and supporting our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets.

War in Ukraine

In February 2022, following the Russian military invasion of Ukraine, we stopped production and closed our facilities in Ukraine; since then we have taken steps to protect the safety of our employees and to restore operations at our two manufacturing facilities, which were significantly damaged in March 2022. We continue to support our Ukraine employees, including paying salaries to those not yet able to return to work until full production returns. See Note 1, Summary of Significant Accounting Policies - War in Ukraine, to the consolidated financial statements and refer to Items Affecting Comparability of Financial Results for additional information.

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations given we believe we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions, and we continue to consolidate both our Ukrainian and Russian subsidiaries. During 2023, Ukraine generated 0.4% and Russia generated 2.9% of consolidated net revenue and during 2022, Ukraine generated 0.3% and Russia generated 4.0% of consolidated net revenue. Our Russian net revenues declined in 2023 due to continued suspension of advertising as well as currency weakness. Despite the decrease in revenues, the profitability of our Russian business in 2023 remained above historical levels. We cannot predict if the recent strength in our Russian business will continue in the future.

Our operations in Russia are subject to risks, including the temporary or permanent loss of assets or our ability to conduct business operations in Russia and the partial or full impairment of our Russian assets in future periods, or the termination of our business operations, based on actions taken by Russia, other parties or us. For more information, see Item 1A, Risk Factors, including the risk entitled “The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.”

Developments in the Middle East

In October 2023, conflict developed in the Middle East between Hamas and Israel, and conflict has expanded throughout the region. In the fourth quarter of 2023, we experienced minor sales impact related to this conflict in certain AMEA markets, but this did not have a material impact on our business, results of operations or financial condition. We continue to evaluate the impacts of these developments on our business and we cannot predict if it will have a significant impact in the future.

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

Additionally in 2022, we announced our intention to divest our developed market gum and global Halls candy businesses and in the fourth quarter of 2022, we announced an agreement to sell the developed market gum business. On October 1, 2023, we completed the sale of our developed market gum business to Perfetti Van Melle Group, excluding the Portugal business which we retained pending regulatory approval. After obtaining the regulatory approval, we completed the sale of the Portugal business to Perfetti Van Melle Group on October 23, 2023.

Refer to Note 2, Acquisitions and Divestitures, and Liquidity and Capital Resources for additional details.

Investment Transactions

JDE Peet’s Transactions (Euronext Amsterdam: “JDEP”)
In 2023, we sold approximately 9.9 million of our shares, which reduced our ownership interest by 2.0 percentage points, from 19.7% to 17.7%. We recorded a loss of €21 million ($23 million). In 2022, we sold approximately 18.6 million of our shares back to JDEP, which reduced our ownership interest by approximately 3.0 percentage points. We recorded a loss of €8 million ($8 million). In 2021, we issued €300 million exchangeable bonds. If all bonds were redeemed in exchange for shares, this would represent approximately 8.5 million shares or approximately 10% of our equity interest in JDEP.

Keurig Dr Pepper Transactions (Nasdaq: "KDP")
In 2023, we sold the remainder of our shares in KDP, representing approximately 76 million shares. Our reduction in ownership to below 5% eliminated our significant influence over KDP, resulting in a change in accounting from equity method investment accounting to accounting for equity interests with readily determinable fair values in the first quarter of 2023. Prior to this change, we recorded a pre-tax gain on equity method transactions of $493 million ($368 million after-tax)- in 2023. After the change in accounting, we recorded pre-tax gains for marketable securities of $606 million in 2023. In 2021, we sold approximately 42.7 million shares in KDP, which reduced our ownership interest by 3.0 percentage points to 5.3%. We recorded a pre-tax gain of $768 million (or $581 million after-tax).

For additional information, refer to Note 7, Investments and Note 10, Financial Instruments.

Taxes

We continue to monitor existing and potential future tax reform around the world. As of December 31, 2023, numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax, with the earliest effective date being for taxable years beginning after December 31, 2023. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements but we will continue to evaluate it as additional guidance and clarification becomes available.

Financial Outlook

We seek to achieve profitable, long-term growth and manage our business to attain this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. We use these non-GAAP financial metrics and related computations, particularly growth in profit dollars, to evaluate and manage our business and to plan and make near- and long-term operating and strategic decisions. As such, we believe these metrics are useful to investors as they provide supplemental information in addition to our U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial results. We believe it is useful to provide investors with the same financial information that we use internally to make comparisons of our historical operating results, identify trends in our underlying operating results and evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our GAAP results. Refer to Non-GAAP Financial Measures for the definitions of our non-GAAP financial measures and Consolidated Results of Operations for the respective reconciliations.

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

Long-Term Demographics and Consumer Trends
Snack food consumption is highly correlated to GDP growth, urbanization of populations and rising discretionary income levels associated with a growing middle class, particularly in emerging markets. We believe that snacks continue to be a source of comfort as well as excitement and variety for consumers. Social media increasingly helps consumers find food trends, inspiration and connection on their social media and other feeds. Consumers are also interested in buying snacks conveniently, whether through same-day delivery platforms, shipped sources or different retail settings. Many consumers also continue to prioritize sustainability in their purchase decisions, valuing sustainably sourced ingredients, low carbon footprint preparation and lower waste packaging. We seek to continue to offer snacks that meet consumer needs and preferences and align with our strategic priorities.

Pricing
Our net revenue growth and profitability may be affected as we adjust prices to address new conditions, such as increasing input and operating costs due to supply, transportation and labor constraints and higher cost trends. We adjust our product prices based on a number of variables including market factors, transportation, logistics and changes in our product input costs, and we have increased prices to control costs given significant cost inflation.

Operating Costs
Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax planning. To remain competitive on our operating structure, we continue to work on programs to expand our profitability, such as our Simplify to Grow Program, which is designed to bring about significant reductions in our operating cost structure in both our supply chain and overhead costs. We experienced significantly higher operating costs, including higher overall raw material and labor costs that have continued to rise.

Summary of Results

•Net revenues were approximately $36.0 billion in 2023 and $31.5 billion in 2022, an increase of 14.4% in 2023 and an increase of 9.7% in 2022. In both 2023 and 2022, our net revenue growth continued to reflect increased demand for most of our snack category products in both our emerging and developed markets.
–Net revenues increased in 2023, driven by higher net pricing, incremental net revenues from our acquisitions of Clif Bar and Ricolino in 2022, favorable volume/mix and incremental net revenue from a short-term distributor agreement related to the sale of our developed market gum business, partially offset by a significant impact from unfavorable currency translation, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year, and the impact of our developed market gum divestiture in 2023.
–Net revenues increased in 2022, driven by higher net pricing, incremental net revenues from our acquisitions of Chipita, Clif Bar and Ricolino in 2022 and Gourmet Foods and Grenade in 2021 and favorable volume/mix, partially offset by a significant impact from unfavorable currency translation, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year, and a decline in our developed market gum business, divested in 2023, and the impact from our divestitures in 2022.

•Organic Net Revenue, a non-GAAP financial measure, increased 14.7% to $35.6 billion in 2023 and increased 12.3% to $31.7 billion in 2022. Organic Net Revenue increased in both 2023 and 2022 due to higher net pricing and favorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.

•Diluted EPS attributable to Mondelēz International increased 84.7% to $3.62 in 2023 and decreased 35.5% to $1.96 in 2022.
–Diluted EPS increased in 2023 driven by an increase in Adjusted EPS, a gain on marketable securities, favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, higher net gain on equity method investment transactions, lower impact from the European Commission legal matter, lapping prior year acquisition-related costs, lapping prior year incremental costs due to the war in Ukraine, a gain on divestiture, lapping prior year loss on debt extinguishment, lower intangible asset impairment charges and lapping prior year inventory step-up charges. These favorable items were partially offset by higher acquisition integration costs and contingent consideration adjustments, higher equity method investee items, higher negative initial impacts from enacted tax law changes, higher remeasurement loss of net monetary position, lower operating results from divestitures, higher divestiture-related costs, lapping prior year 2017 malware incident net recoveries and higher Simplify to Grow program costs.
–Diluted EPS decreased in 2022 driven by lapping prior year net gains on equity method transactions, unfavorable year-over-year mark-to-market impacts from currency and commodity derivatives, the impact from the European Commission legal matter, higher acquisition-related costs, incremental costs incurred due to the war in Ukraine, higher acquisition integration costs and contingent consideration adjustments, higher intangible asset impairment charges, higher remeasurement loss of net monetary position, inventory step-up charges incurred in 2022 and lower net earnings from divestitures, partially offset by lower Simplify to Grow program costs, an increase in Adjusted EPS, lower negative impacts from enacted tax law changes, lower equity method investee items, 2017 malware incident net recoveries and lower negative impact from pension participation changes.

–Adjusted EPS, a non-GAAP financial measure, increased 14.3% to $3.19 in 2023 and increased 3.3% to $2.79 in 2022. On a constant currency basis, Adjusted EPS increased 19.0% to $3.32 in 2023 and increased 11.9% to $3.02 in 2022. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.
–Adjusted EPS increased in 2023, driven by operating gains, impact from acquisitions, lower interest expense, fewer shares outstanding and dividend income from marketable securities, partially offset by unfavorable currency translation, higher taxes and lower benefit plan non-service income.
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

		For the Years Ended December 31,
	See Note	2023	2022	2021
		(in millions, except percentages)
Simplify to Grow Program	Note 8
Restructuring Charges		$(106)	$(36)	$(154)
Implementation Charges		(25)	(87)	(167)
Intangible asset impairment charges	Note 6	(26)	(101)	(32)
Mark-to-market gains/(losses) from derivatives (1)	Note 10	185	(318)	277
Acquisition and divestiture-related costs	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		(246)	(148)	40
Inventory step-up		—	(25)	—
Acquisition-related costs		—	(254)	(25)
Net gain on divestitures and acquisitions		108	—	8
Divestiture-related costs		(83)	(18)	(22)
2017 Malware incident net recoveries		—	37	—
Incremental costs due to war in Ukraine (2)	Note 1	1	(121)	—
European Commission legal matter	Note 14	(43)	(318)	—
Remeasurement of net monetary position	Note 1	(98)	(40)	(13)
Impact from pension participation changes (1)	Note 11	(10)	(10)	(42)
Impact from resolution of tax matters (1)	Note 14	—	—	7
Loss on debt extinguishment and related expenses	Note 9	(1)	(129)	(137)
Initial impacts from enacted tax law changes	Note 16	(83)	(17)	(100)
Gain on marketable securities	Note 7	593	—	—
Gain/(loss) on equity method investment transactions (3)	Note 7	462	(22)	740
Equity method investee items (4)		(93)	25	(41)
Effective tax rate	Note 16	26.1%	26.8%	27.2%

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
(2)Incremental costs due to the war in Ukraine include direct charges such as asset impairments due to damaged facilities and inventory, higher expected allowances for uncollectible accounts receivable and committed compensation. Please see the Non-GAAP Financial Measures section and Note 1, Summary of Significant Accounting Policies – War in Ukraine, for additional information.
(3)Gain/(loss) on equity method investment transactions is recorded outside pre-tax operating results on the consolidated statement of earnings. See footnote (1) as mark-to-market gains/(losses) on our equity method-investment-related derivative contracts are presented in the table above within mark-to-market gains/(losses) from derivatives.
(4)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, including acquisition and divestiture-related costs, restructuring program costs and intangible asset impairment costs.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2023 with 2022 and 2022 with 2021.

2023 compared with 2022

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except per share data)
Net revenues	$36,016	$31,496	$4,520	14.4%
Operating income	5,502	3,534	1,968	55.7%
Earnings from continuing operations	4,968	2,726	2,242	82.2%
Net earnings attributable to Mondelēz International	4,959	2,717	2,242	82.5%
Diluted earnings per share attributable to Mondelēz International	3.62	1.96	1.66	84.7%

Net Revenues
Net revenues increased $4,520 million (14.4%) to $36,016 million in 2023, and Organic Net Revenue (1) increased $4,572 million (14.7%) to $35,570 million. Emerging markets net revenues increased 15.0% and emerging markets Organic Net Revenue increased 20.4% (1). Developed markets net revenues increased 13.9% and developed markets Organic Net Revenue increased 11.1% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
For The Year Ended December 31, 2023
Reported (GAAP)	$14,011	$22,005	$36,016
Divestitures	(5)	(479)	(484)
Short-term distributor agreements	(2)	(20)	(22)
Acquisitions	(507)	(529)	(1,036)
Currency	1,138	(42)	1,096
Organic (Non-GAAP)	$14,635	$20,935	$35,570
For The Year Ended December 31, 2022
Reported (GAAP)	$12,184	$19,312	$31,496
Divestitures	(27)	(471)	(498)
Organic (Non-GAAP)	$12,157	$18,841	$30,998
$ Change
Reported (GAAP)	15.0%	13.9%	14.4%
Divestitures	0.2 pp	0.4 pp	0.2 pp
Short-term distributor agreements	—	(0.2)	—
Acquisitions	(4.2)	(2.8)	(3.4)
Currency	9.4	(0.2)	3.5
Organic (Non-GAAP)	20.4%	11.1%	14.7%
Vol/Mix	2.8 pp	0.4 pp	1.3 pp
Pricing	17.6	10.7	13.4

(1)Please see the Non-GAAP Financial Measures section for additional information.

Net revenue increase of 14.4% was driven by our underlying Organic Net Revenue growth of 14.7%, the impact of acquisitions and the impact of a short-term distributor agreement, partially offset by unfavorable currency translation and the impact of divestitures. Overall, we continued to see strong demand for our snack category products across most regions. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2022 as well as the effects of input cost-driven pricing actions taken during 2023. Favorable volume/mix was driven by AMEA, Latin America and Europe reflecting both improved product mix and volume gains, while volume/mix was essentially flat in North America. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $507 million (constant currency basis) through the one-year anniversary of the acquisition. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $529 million through the one-year anniversary of the acquisition. The short-term distributor agreement related to the October 1, 2023 sale of our developed market gum business added incremental net revenues of $22 million. Unfavorable currency impacts decreased net revenues by $1,096 million, due primarily to the strength of the U.S. dollar relative to several currencies, primarily due to the Argentinean peso and Russian ruble as well as the Turkish lira, Egyptian pound, Indian rupee, Chinese yuan, Nigerian naira, Australian dollar, South African rand, Pakistan rupee and Canadian dollar, partially offset by the strength of several currencies relative to the U.S. dollar, including the Mexican peso, euro, Brazilian real, Polish zloty and British pound sterling. The impact of 2023 and 2022 divestitures resulted in a year-over-year reduction in net revenues of $14 million. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income
Operating income increased $1,968 million (55.7%) to $5,502 million in 2023, Adjusted Operating Income (1) increased $749 million (15.3%) to $5,634 million and Adjusted Operating Income on a constant currency basis increased $939 million (19.2%) to $5,824 million due to the following:

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Operating Income	$5,502	$3,534	$1,968	55.7%
Simplify to Grow Program (2)	131	122	9
Intangible asset impairment charges (3)	26	101	(75)
Mark-to-market (gains)/losses from derivatives (4)	(189)	326	(515)
Acquisition integration costs and contingent consideration adjustments (5)	246	136	110
Inventory step-up (5)	—	25	(25)
Acquisition-related costs (5)	—	330	(330)
Gain on divestiture (5)	(108)	—	(108)
Divestiture-related costs (5) (10)	83	18	65
Operating results from divestitures (5)	(194)	(148)	(46)
Operating results from short-term distributor agreements	(3)	—	(3)
2017 Malware incident net recoveries	—	(37)	37
European Commission legal matter (6)	43	318	(275)
Incremental costs due to war in Ukraine (7)	(1)	121	(122)
Remeasurement of net monetary position (8)	98	40	58
Impact from pension participation changes (9)	—	(1)	1
Adjusted Operating Income (1)	$5,634	$4,885	$749	15.3%
Unfavorable currency translation	190	—	190
Adjusted Operating Income (constant currency) (1)	$5,824	$4,885	$939	19.2%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$4,143
Higher input costs	(2,522)
Favorable volume/mix	189
Higher selling, general and administrative expenses	(947)
Impact from acquisitions (5)	112
Higher asset impairment charges	(36)
Total change in Adjusted Operating Income (constant currency) (1)	$939

(1)Refer to the Non-GAAP Financial Measures section for additional information.
(2)Refer to Note 8, Restructuring Program, for more information.
(3)Refer to Note 6, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 10, Financial Instruments, and the Non-GAAP Financial Measures section for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.

(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the October 1, 2023 sale of the developed market gum business, November 1, 2022 acquisition of Ricolino, August 1, 2022 acquisition of Clif Bar and the January 3, 2022 acquisition of Chipita.
(6)Refer to Note 14, Commitments and Contingencies, for more information.
(7)Refer to Note 1, Summary of Significant Accounting Policies – War in Ukraine, for more information.
(8)Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina and Türkiye.
(9)Refer to Note 11, Benefit Plans, for more information.

During 2023, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2022 as well as the effects of input cost-driven pricing actions taken during 2023, was reflected across all regions. Overall, volume/mix benefited from improved product mix and continued strong demand for our snack category products across most regions. Favorable volume/mix was driven by AMEA, Latin America and Europe, which was marginally offset by slightly unfavorable volume/mix in North America. The increase in input costs was driven by higher raw material costs, slightly offset by lower manufacturing costs driven by productivity. Higher raw material costs were in part due to higher energy, sugar, grains, dairy, cocoa, packaging, edible oils and other ingredients costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials.

Total selling, general and administrative expenses increased $618 million from 2022, due to a number of factors noted in the table above, including in part, the impact of acquisitions, higher acquisition integration costs and contingent consideration adjustments, higher divestiture-related costs, higher remeasurement loss of net monetary position and lapping prior-year 2017 malware incident net recoveries, which were offset by a lower impact from the European Commission legal matter, lapping prior year acquisition-related costs, a favorable currency impact related to expenses, lower implementation costs incurred for the Simplify to Grow program, the impact from divestitures and lower incremental costs due to the war in Ukraine. Excluding these factors, selling, general and administrative expenses increased $947 million from 2022. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency changes decreased operating income by $190 million primarily due to the strength of the U.S. dollar relative to most currencies, including the Russian ruble, Argentinean peso, Egyptian pound, Chinese yuan, Indian rupee, Turkish lira, Australian dollar and South African rand, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the euro, Mexican peso, Brazilian real and Polish zloty.

Operating income margin increased from 11.2% in 2022 to 15.3% in 2023. The increase in operating income margin was driven primarily by the favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, lapping prior year acquisition-related costs, lower impact from the European Commission legal matter, lower incremental costs due to the war in Ukraine, gain on the sale of our developed market gum business, lower intangible asset impairment charges, higher Adjusted Operating Income margin and lapping prior year inventory step-up charges, partially offset by higher acquisition integration costs and contingent consideration adjustments, higher divestiture-related costs, higher remeasurement loss of net monetary position and lapping prior year 2017 malware incident net recoveries. Adjusted Operating Income margin increased from 15.8% in 2022 to 15.9% in 2023. The increase was driven primarily by higher net pricing, overhead cost leverage, lower manufacturing costs driven by productivity and favorable product mix, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International
Net earnings attributable to Mondelēz International of $4,959 million increased by $2,242 million (82.5%) in 2023. Diluted EPS attributable to Mondelēz International was $3.62 in 2023, up $1.66 (84.7%) from 2022. Adjusted EPS (1) was $3.19 in 2023, up $0.40 (14.3%) from 2022. Adjusted EPS on a constant currency basis was $3.32 in 2023, up $0.53 (19.0%) from 2022.

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$3.62	$1.96	$1.66	84.7%
Simplify to Grow Program (2)	0.08	0.07	0.01
Intangible asset impairment charges (2)	0.01	0.05	(0.04)
Mark-to-market (gains)/losses from derivatives (2)	(0.12)	0.19	(0.31)
Acquisition integration costs and contingent consideration adjustments (2)	0.14	0.05	0.09
Inventory step-up (2)	—	0.01	(0.01)
Acquisition-related costs (2)	—	0.19	(0.19)
Divestiture-related costs (2)	0.04	0.01	0.03
Operating results from divestitures (2) (3)	(0.13)	(0.16)	0.03
Gain on divestiture (2)	(0.08)	—	(0.08)
2017 Malware incident net recoveries	—	(0.02)	0.02
European Commission legal matter (2)	0.01	0.23	(0.22)
Incremental costs due to war in Ukraine (2)	—	0.09	(0.09)
Remeasurement of net monetary position (2)	0.07	0.03	0.04
Impact from pension participation changes (2)	0.01	0.01	—
Loss on debt extinguishment and related expenses (4)	—	0.07	(0.07)
Initial impacts from enacted tax law changes (5)	0.06	0.01	0.05
Gain on marketable securities (6)	(0.34)	—	(0.34)
(Gain)/loss on equity method investment transactions (6)	(0.25)	0.02	(0.27)
Equity method investee items (7)	0.07	(0.02)	0.09
Adjusted EPS (1)	$3.19	$2.79	$0.40	14.3%
Unfavorable currency translation	0.13	—	0.13
Adjusted EPS (constant currency) (1)	$3.32	$2.79	$0.53	19.0%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.47
Impact from acquisitions (2)	0.06
Change in benefit plan non-service income	(0.03)
Change in interest and other expense, net (8)	0.04
Dividend income from marketable securities	0.01
Change in equity method investment net earnings	—
Change in income taxes (5)	(0.05)
Change in shares outstanding (9)	0.03
Total change in Adjusted EPS (constant currency) (1)	$0.53

(1)Refer to the Non-GAAP Financial Measures section appearing for additional information. The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•2023 taxes for the: Simplify to Grow Program were $(26) million, intangible asset impairment charges were $(6) million, mark-to-market gains from derivatives were $21 million, acquisition integration costs and contingent consideration adjustments were $(60) million, divestiture-related costs were $(25) million, operating results from divestitures were $46 million, gain on divestiture were $(8) million, European Commission legal matter were $(24) million, remeasurement of net monetary position were zero, impact from pension participation changes were $(3) million, initial impacts from enacted tax law changes were $83 million, gain on marketable securities were $133 million, gain on equity method investment transactions were $124 million and equity method investee items were zero.
•2022 taxes for the: Simplify to Grow Program were $(26) million, intangible asset impairment charge were $(25) million, mark-to-market losses from derivatives were $(56) million, acquisition integration costs and contingent consideration adjustments were $(72) million, inventory step-up charges were $(7) million, acquisition-related costs were $11 million, divestiture-related costs were $(9) million, operating results from divestitures were $50 million, 2017 malware incident net recoveries were $10 million, European Commission legal matter were zero, incremental costs due to the war in Ukraine were $4 million, remeasurement of net monetary position were zero, impact from pension participation changes were $(3) million, loss on debt extinguishment and related expenses were $(31) million, initial impacts from enacted tax law changes were $17 million, loss on equity method investment transactions were $2 million and equity method investee items were zero.
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
(6)Refer to Note 7, Investments, for more information on gains on marketable securities and gains and losses on equity method investment transactions.
(7)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, such as acquisition and divestiture-related costs, restructuring program costs and intangible asset impairment costs.
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

Net Revenues
Net revenues increased $2,776 million (9.7%) to $31,496 million in 2022, and Organic Net Revenue (1) increased $3,477 million (12.3%) to $31,664 million. Emerging markets net revenues increased 20.3% and emerging markets Organic Net Revenue increased 22.0% (1). Developed markets net revenues increased 3.9% and developed markets Organic Net Revenue increased 6.9%(1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
For The Year Ended December 31, 2022
Reported (GAAP)	$12,184	$19,312	$31,496
Divestitures	(27)	(471)	(498)
Acquisitions	(596)	(620)	(1,216)
Currency	743	1,139	1,882
Organic (Non-GAAP)	$12,304	$19,360	$31,664
For The Year Ended December 31, 2021
Reported (GAAP)	$10,132	$18,588	$28,720
Divestitures	(47)	(486)	(533)
Organic (Non-GAAP)	$10,085	$18,102	$28,187
% Change
Reported (GAAP)	20.3%	3.9%	9.7%
Divestitures	0.2 pp	0.2 pp	0.3 pp
Acquisitions	(5.9)	(3.5)	(4.3)
Currency	7.4	6.3	6.6
Organic (Non-GAAP)	22.0%	6.9%	12.3%
Vol/Mix	8.0 pp	(0.3)pp	2.6 pp
Pricing	14.0	7.2	9.7

(1)Please see the Non-GAAP Financial Measures section for additional information.

Net revenue increase of 9.7% was driven by our underlying Organic Net Revenue growth of 12.3% and the impact of acquisitions, partially offset by unfavorable currency translation and the impact of divestitures. Overall, we continued to see increased demand for our snack category products. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2021 as well as the effects of input cost-driven pricing actions taken during 2022. Favorable volume/mix was driven by AMEA, Latin America and North America, primarily due to strong volume gains across our snack category products, while volume/mix was essentially flat in Europe. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $98 million (constant currency basis), the August 1, 2022 acquisition of Clif Bar added incremental net revenues of $361 million, the January 3, 2022 acquisition of Chipita added incremental net revenues of $720 million (constant currency basis), the April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $15 million (constant currency basis) through the one-year anniversary of the acquisition in 2022 and the March 25, 2021 acquisition of Grenade added incremental net revenues of $22 million (constant currency basis) through the one-year anniversary of the acquisition in 2022. Unfavorable currency impacts decreased net revenues by $1,905 million, primarily due to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Argentinean peso, Turkish lira, Australian dollar, Indian rupee,

Polish zloty, Chinese yuan and Swedish krona, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble, Brazilian real and Mexican peso. The impact of divestitures resulted in a year-over-year reduction in net revenues of $35 million. Refer to Note 2, Acquisitions and Divestitures, for more information.

Operating Income
Operating income decreased $(1,119) million ((24.0)%) to $3,534 million in 2022, Adjusted Operating Income (1) increased $232 million (5.0%) to $4,885 million and Adjusted Operating Income on a constant currency basis increased $544 million (11.7%) to $5,197 million due to the following:

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
	(in millions)
Operating Income	$3,534	$4,653	$(1,119)	(24.0)%
Simplify to Grow Program (2)	122	319	(197)
Intangible asset impairment charges (3)	101	32	69
Mark-to-market losses/(gains) from derivatives (4)	326	(279)	605
Acquisition integration costs (5)	136	(40)	176
Inventory step-up (5)	25	—	25
Acquisition-related costs (5)	330	25	305
Net gain on acquisition (5)	—	(8)	8
Divestiture-related costs (5)	18	22	(4)
Operating results from divestitures (5)	(148)	(127)	(21)
2017 Malware incident recoveries, net	(37)	—	(37)
European Commission legal matter (6)	318	—	318
Incremental costs due to war in Ukraine (7)	121	—	121
Remeasurement of net monetary position (8)	40	13	27
Impact from pension participation changes (9)	(1)	48	(49)
Impact from resolution of tax matters (6)	—	(5)	5
Adjusted Operating Income (1)	$4,885	$4,653	$232	5.0%
Unfavorable currency translation	312	—	312
Adjusted Operating Income (constant currency) (1)	$5,197	$4,653	$544	11.7%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$2,736
Higher input costs	(1,926)
Favorable volume/mix	195
Higher selling, general and administrative expenses	(478)
Impact from acquisitions (5)	56
Lower amortization of intangible assets	8
Higher asset impairment charges	(47)
Total change in Adjusted Operating Income (constant currency) (1)	$544
(1)Refer to the Non-GAAP Financial Measures section.
(2)Refer to Note 8, Restructuring Program, for more information.
(3)Refer to Note 6, Goodwill and Intangible Assets, for more information.
(4)Refer to Note 10, Financial Instruments, Note 18, Segment Reporting, and Non-GAAP Financial Measures for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
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
(6)Refer to Note 14, Commitments and Contingencies, for more information.

(7)Refer to Note 1, Summary of Significant Accounting Policies – War in Ukraine, for more information.
(8)Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina and Türkiye.
(9)Refer to Note 11, Benefit Plans, for more information.

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

Total selling, general and administrative expenses increased $1,121 million from 2021, due to a number of factors noted in the table above, including in part, the impact from the European Commission legal matter, the impact of acquisitions, higher acquisition-related costs, higher acquisition integration costs and contingent consideration adjustments, higher remeasurement loss of net monetary position, higher divestiture-related costs, incremental costs due to the war in Ukraine and lapping the prior year favorable impact from the resolution of a tax matter, which were partially offset by a favorable currency impact related to expenses, lapping the prior year unfavorable impact from pension participation changes, 2017 malware incident net recoveries, lower implementation costs incurred for the Simplify to Grow Program and the impact from divestitures. Excluding these factors, selling, general and administrative expenses increased $478 million from 2021. The increase was driven primarily by higher advertising and consumer promotion costs and higher overheads, in part due to increased investments in route to market capabilities.

Unfavorable currency changes decreased operating income by $312 million, primarily due to the strength of the U.S. dollar relative to most currencies, including the euro, British pound sterling, Turkish lira, Australian dollar, Indian rupee, Polish zloty, Egyptian pound and Chinese yuan, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Russian ruble and Brazilian real.

Operating income margin decreased from 16.2% in 2021 to 11.2% in 2022. The decrease in operating income margin was driven primarily by the year-over-year unfavorable change in mark-to-market gains/(losses) from currency and commodity hedging activities, the impact from the European Commission legal matter, higher acquisition-related costs, lower Adjusted Operating Income margin, higher acquisition integration costs and contingent consideration adjustments, incremental costs due to the war in Ukraine, higher intangible asset impairment charges, higher remeasurement of net monetary position and inventory step-up charges incurred in 2022, partially offset by lower costs for the Simplify to Grow Program, lapping the prior year unfavorable impact from pension participation changes, the impact of 2017 malware incident net recoveries and the impact of divestitures. Adjusted Operating Income margin decreased from 16.5% in 2021 to 15.8% in 2022. The decrease was driven primarily by higher raw material costs, unfavorable product mix and the impact of acquisitions, partially offset by higher net pricing and overhead cost leverage.

Net Earnings and Earnings per Share Attributable to Mondelēz International
Net earnings attributable to Mondelēz International of $2,717 million decreased by $1,583 million (36.8%) in 2022. Diluted EPS attributable to Mondelēz International was $1.96 in 2022, down $1.08 (35.5%) from 2021. Adjusted EPS (1) was $2.79 in 2022, up $0.09 (3.3%) from 2021. Adjusted EPS on a constant currency basis was $3.02 in 2022, up $0.32 (11.9%) from 2021.

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.96	$3.04	$(1.08)	(35.5)%
Simplify to Grow Program (2)	0.07	0.17	(0.10)
Intangible asset impairment charges (2)	0.05	0.02	0.03
Mark-to-market losses/(gains) from derivatives (2)	0.19	(0.17)	0.36
Acquisition integration costs and contingent consideration adjustments (2)	0.05	(0.02)	0.07
Inventory step-up	0.01	—	0.01
Acquisition-related costs (2)	0.19	0.01	0.18
Divestiture-related costs (2)	0.01	0.01	—
Operating results from divestitures (2)	(0.16)	(0.17)	0.01
2017 Malware incident net recoveries	(0.02)	—	(0.02)
European Commission legal matter	0.23	—	0.23
Incremental costs due to war in Ukraine	0.09	—	0.09
Remeasurement of net monetary position (2)	0.03	0.01	0.02
Impact from pension participation changes (2)	0.01	0.02	(0.01)
Loss on debt extinguishment (3)	0.07	0.07	—
Initial impacts from enacted tax law changes (4)	0.01	0.07	(0.06)
Gain on equity method investment transactions (5)	0.02	(0.39)	0.41
Equity method investee items (6)	(0.02)	0.03	(0.05)
Adjusted EPS (1)	$2.79	$2.70	$0.09	3.3%
Unfavorable currency translation	0.23	—	0.23
Adjusted EPS (constant currency) (1)	$3.02	$2.70	$0.32	11.9%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.27
Impact from acquisitions (2)	0.03
Change in benefit plan non-service income	—
Change in interest and other expense, net (7)	(0.03)
Change in equity method investment net earnings	(0.01)
Change in income taxes (4)	—
Change in shares outstanding (8)	0.06
Total change in Adjusted EPS (constant currency) (1)	$0.32

(1)The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•2022 taxes for the: Simplify to Grow Program were $(26) million, intangible asset impairment charge were $(25) million, mark-to-market losses from derivatives were $(56) million, acquisition integration costs and contingent consideration adjustments were $(72) million, inventory step-up charges were $(7) million, acquisition-related costs were $11 million, divestiture-related costs were $(9) million, operating results from divestitures were $50 million, 2017 malware incident net recoveries were $10 million, European Commission legal matter were zero, incremental costs due to the war in Ukraine were $4 million, remeasurement of net monetary position were zero, impact from pension participation changes were $(3) million, loss on debt extinguishment and related expenses were $(31) million, initial impacts from enacted tax law changes were $17 million, loss on equity method investment transactions were $2 million and equity method investee items were zero.
•2021 taxes for the: Simplify to Grow Program were $(83) million, intangible asset impairment charges were $(8) million, mark-to-market gains from derivatives were $44 million, acquisition-related costs were $(4) million, acquisition integration costs and contingent consideration adjustments were $12 million, divestiture-related costs were $(8) million, operating results from divestitures were $53 million, remeasurement of net monetary position were zero, impact from pension participation changes were $(8) million, loss on debt extinguishment were $(34) million, initial impacts from enacted tax law changes were $100 million, gain on equity method investment transactions were $184 million and equity method investee items were zero.
(2)See the Adjusted Operating Income table above and the related footnotes for more information.
(3)Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.
(4)Refer to Note 16, Income Taxes, for information on income taxes.
(5)Refer to Note 7, Investments, for more information on gains and losses on equity method investment transactions.
(6)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, such as acquisition and divestiture-related costs, restructuring program costs.
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

Our segment net revenues and earnings were:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Net revenues:
Latin America	$5,006	$3,629	$2,797
AMEA	7,075	6,767	6,465
Europe	12,857	11,420	11,156
North America	11,078	9,680	8,302
Net revenues	$36,016	$31,496	$28,720

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$529	$388	$261
AMEA	1,113	929	1,054
Europe	1,978	1,481	2,092
North America	2,092	1,769	1,371
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	189	(326)	279
General corporate expenses	(356)	(245)	(253)
Amortization of intangible assets	(151)	(132)	(134)
Net gain on divestitures and acquisitions	108	—	8
Acquisition-related costs	—	(330)	(25)
Operating income	5,502	3,534	4,653
Benefit plan non-service income	82	117	163
Interest and other expense, net	(310)	(423)	(447)
Gain on marketable securities	606	—	—
Earnings before income taxes	$5,880	$3,228	$4,369

Latin America

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$5,006	$3,629	$1,377	37.9%
Segment operating income	529	388	141	36.3%
	For the Years Ended December 31,
	2022	2021	$ Change	% Change
	(in millions)
Net revenues	$3,629	$2,797	$832	29.7%
Segment operating income	388	261	127	48.7%

2023 compared with 2022

Net revenues increased $1,377 million (37.9%), due to higher net pricing (31.0 pp), the impact of acquisitions (14.0 pp) and favorable volume/mix (3.8 pp), partially offset by unfavorable currency (10.0 pp) and the impact of divestitures (0.9 pp). Higher net pricing was reflected across all categories, driven primarily by Argentina as well as Brazil and Mexico. The November 1, 2022 acquisition of Ricolino added incremental net revenues of $507 million (constant currency basis) through the one-year anniversary of the acquisition in 2023. Favorable volume/mix reflected strong volume growth as the region continued to see increased demand for most of our snack category products. Favorable volume/mix was driven by gains in gum, biscuits & baked snacks, candy and cheese & grocery, partially offset by declines in refreshment beverages and chocolate. Unfavorable currency impacts were primarily due to the strength of the U.S. dollar relative to a few currencies in the region, primarily the Argentinean peso, partially offset by the strength of most currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real. The impact of our 2022 divestitures resulted in a year-over-year decline in net revenues of $22 million.

Segment operating income increased $141 million (36.3%), primarily due to higher net pricing, the impact of our Ricolino acquisition, favorable volume/mix, lower manufacturing costs driven by productivity and lapping prior year inventory step-up charges. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher remeasurement loss on net monetary position and higher acquisition integration costs.

2022 compared with 2021

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

Segment operating income increased $127 million (48.7%), primarily due to higher net pricing, favorable volume/mix, lower manufacturing costs due to productivity, lower divestiture-related costs and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher remeasurement loss on net monetary position, acquisition integration costs incurred in 2022, the impact of divestitures, inventory step-up charges incurred in 2022 and lapping a prior year favorable impact from the resolution of a tax matter.

AMEA

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$7,075	$6,767	$308	4.6%
Segment operating income	1,113	929	184	19.8%
	For the Years Ended December 31,
	2022	2021	$ Change	% Change
	(in millions)
Net revenues	$6,767	$6,465	$302	4.7%
Segment operating income	929	1,054	(125)	(11.9)%

2023 compared with 2022

Net revenues increased $308 million (4.6%), due to higher net pricing (8.6 pp) and favorable volume/mix (3.1 pp pp), partially offset by unfavorable currency (7.1 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable volume/mix reflected overall volume gains from increased demand for most of our snack category products. Favorable volume/mix was driven by gains in chocolate, gum, candy and refreshment beverages, partially offset by declines in biscuits & baked snacks and cheese & grocery. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Egyptian pound, Indian rupee, Chinese yuan, Nigerian naira, Australian dollar, South African Rand, Pakistan rupee and Japanese yen.

Segment operating income increased $184 million (19.8%), primarily due to higher net pricing, favorable volume/mix, lapping prior-year intangible asset impairment charges, lower manufacturing costs driven by productivity and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency, higher other selling, general and administrative expenses and higher fixed asset impairment charges.

2022 compared with 2021

Net revenues increased $302 million (4.7%), due to favorable volume/mix (7.4 pp), higher net pricing (5.1 pp) and the impact of an acquisition (0.3 pp), partially offset by unfavorable currency (7.6 pp) and the impact of a divestiture (0.5 pp). Favorable volume/mix reflected overall volume gains from increased demand for our snack category products. Favorable volume/mix was driven by gains in biscuits & baked snacks, chocolate, refreshment beverages and candy, partially offset by declines in gum and cheese & grocery. Higher net pricing was reflected across all categories. The April 1, 2021 acquisition of Gourmet Food added incremental net revenues of $15 million (constant currency basis) through the one-year anniversary of the acquisition in 2022. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Indian rupee, Chinese yuan, Philippine peso, Egyptian pound, South African Rand, and Japanese yen. The impact of the November 1, 2021 divestiture of the packaged seafood business, which was part of our April 1, 2021 acquisition of Gourmet Food, resulted in a year-over-year reduction in net revenues of $35 million.

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

Europe

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$12,857	$11,420	$1,437	12.6%
Segment operating income	1,978	1,481	497	33.6%
	For the Years Ended December 31,
	2022	2021	$ Change	% Change
	(in millions)
Net revenues	$11,420	$11,156	$264	2.4%
Segment operating income	1,481	2,092	(611)	(29.2)%

2023 compared with 2022

Net revenues increased $1,437 million (12.6%), due to higher net pricing (13.8 pp), favorable volume/mix (0.7 pp) and the impact from short-term distributor agreements (0.2 pp), partially offset by unfavorable currency (1.9 pp) and the impact of divestitures (0.2 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Overall, volume/mix was favorable driven by improved product mix. Favorable volume/mix was driven by gains in biscuits & baked snacks, chocolate, gum and refreshment beverages, partially offset by declines in cheese & grocery and candy. The short-term distributor agreement related to the October 1, 2023 sale of our developed market gum business added incremental net revenues of $22 million. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to several currencies across the region, including the Russian ruble, Turkish lira, Norwegian krone, Ukrainian hryvnya and Swedish krona, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro, Polish zloty, British pound sterling and Swiss franc. The impact of divestitures reflected a year-over-year decline in net revenues of $4 million from our 2023 divested developed market gum business.

Segment operating income increased $497 million (33.6%), primarily due to higher net pricing, lower impact from the European Commission legal matter, lapping the prior year incremental costs incurred due to the war in Ukraine, lower acquisition integration costs and favorable volume/mix. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency, divestiture-related costs incurred in 2023, higher costs incurred for the Simplify to Grow Program, higher other selling, general and administrative expenses, higher remeasurement loss on net monetary position, higher manufacturing costs and an intangible asset impairment charge incurred in 2023.

2022 compared with 2021

Net revenues increased $264 million (2.4%), higher net pricing (7.4 pp) and the impact of acquisitions (6.4 pp), partially offset by unfavorable currency (11.3 pp) and unfavorable volume/mix (0.1 pp). Higher net pricing was reflected across all categories. The January 3, 2022 acquisition of Chipita added incremental net revenues of $685 million (constant currency basis) and the March 25, 2021 acquisition of Grenade added incremental net revenues of $22 million (constant currency basis) through the one-year anniversary of the acquisition in 2022. Overall, volume/mix was slightly unfavorable as declines in biscuits & baked snacks and cheese & grocery were mostly offset by gains in candy, gum, chocolate and refreshment beverages. Unfavorable currency impacts reflected the strength of the U.S. dollar relative to most currencies across the region, including the euro, British pound sterling, Turkish lira, Polish zloty, Swedish krona and Romanian leu, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Russian ruble.

Segment operating income decreased $611 million (29.2%), primarily due to higher raw material costs, the impact from the European Commission legal matter, unfavorable currency, incremental costs incurred due to the war in Ukraine, higher acquisition integration costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, unfavorable volume/mix and fixed asset impairment charges incurred in 2022. These unfavorable items were partially offset by higher net pricing, lapping the prior year unfavorable impact of pension participation changes, the impact of acquisitions and the impact of divestitures.

North America

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$11,078	$9,680	$1,398	14.4%
Segment operating income	2,092	1,769	323	18.3%
	For the Years Ended December 31,
	2022	2021	$ Change	% Change
	(in millions)
Net revenues	$9,680	$8,302	$1,378	16.6%
Segment operating income	1,769	1,371	398	29.0%

2023 compared with 2022

Net revenues increased $1,398 million (14.4%), due to higher net pricing (9.5 pp), the impact of an acquisition (5.6 pp) and flat volume/mix (- pp), partially offset by the impact of divestitures (0.4 pp) and unfavorable currency (0.3 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $529 million through the one-year anniversary of the acquisition in 2023. Overall, volume/mix was flat as slight volume gains were offset by unfavorable mix. Flat volume/mix was driven by gains in candy and chocolate offset by a decline in biscuits & baked snacks. While the impact of divestitures reflected a year-over-year increase in net revenues of $12 million (net of the loss of revenue for the fourth quarter) from our 2023 divested developed market gum business, it had a negative impact on the net revenue growth rate as the divested business did not grow as fast as the remaining segment. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $323 million (18.3%), primarily due to higher net pricing, the impact of our Clif Bar acquisition, higher operating results from the divested developed market gum business, lower costs incurred for the Simplify to Grow Program and lapping prior year inventory step-up charges. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher acquisition integration costs and contingent consideration adjustments, higher other selling, general and administrative expenses, an intangible asset impairment charge incurred in 2023, divestiture-related costs incurred in 2023, unfavorable volume/mix and unfavorable currency.

2022 compared with 2021

Net revenues increased $1,378 million (16.6%), due to higher net pricing (11.8 pp), the impact of acquisitions (4.9 pp) and favorable volume/mix (0.6 pp), partially offset by unfavorable currency (0.4 pp) and the impact of divestitures (0.3 pp). Higher net pricing was reflected across all categories driven by pricing actions taken during 2022. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $361 million and the January 3, 2022 acquisition of Chipita added incremental net revenues of $35 million in 2022. Favorable volume/mix was driven by gains in candy and chocolate, partially offset by a decline in biscuits & baked snacks which primarily reflected the impact of supply chain constraints on volume during the year. While the impact of divestitures reflected a year-over-year increase in net revenues of $22 million from our 2023 divested developed market gum business, it had a negative impact on the net revenue growth rate as the divested business did not grow as fast as the remaining segment. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $398 million (29.0%), primarily due to higher net pricing, lower costs incurred for the Simplify to Grow Program, lapping a prior year intangible asset impairment charge, the impact of acquisitions and the impact of divestitures. These favorable items were partially offset by higher raw material costs, higher manufacturing costs, higher acquisition integration costs and contingent consideration adjustments (including lapping a prior year benefit from contingent consideration adjustments), higher advertising and consumer promotion costs, fixed asset impairment charges incurred in 2022, inventory step-up charges incurred in 2022, unfavorable volume/mix, higher other selling, general and administrative expenses and unfavorable currency.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. We expect to continue to utilize our commercial paper program and international credit lines as needed. We continually evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Our investment in JDE Peet's provides us additional flexibility. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity, and we continue to monitor our global operations including the impact of ongoing or new developments in Ukraine and the Middle East. To date, we have been successful in generating cash and raising financing as needed. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, results of operations and financial condition.

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

For a full discussion related to the financial condition for the fiscal year ended December 31, 2021, including a year-to-year comparison between 2022 and 2021, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short and long-term financial commitments. Our cash flow activity over the last three years is noted below:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Net cash provided by operating activities	$4,714	$3,908	$4,141
Net cash provided by/(used in) investing activities	2,812	(4,888)	(26)
Net cash used in financing activities	(7,558)	(456)	(4,069)

Net Cash Provided by Operating Activities
The increase in net cash provided by operating activities in 2023 was primarily due to an increase in cash-basis net earnings. This is largely a result of business growth and acquisitions completed during 2022.

Net Cash Used in/Provided by Investing Activities
The improvement in net cash provided by/used in investing activities was largely driven by lapping prior year cash consideration paid for the Chipita, Clif Bar and Ricolino acquisitions combined with proceeds from the developed market gum divestiture and higher proceeds from the current year KDP and JDEP share sales as compared to the prior year JDEP share sale, partially offset by lapping higher proceeds from the settlement and replacement of net investment hedge derivative contracts. Refer to Note 2, Acquisitions and Divestitures and Note 7, Investments for more information.

Capital expenditures were $1,112 million in 2023, $906 million in 2022 and $965 million in 2021. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2024 capital expenditures to be up to $1.4 billion, including capital expenditures in connection with our Simplify to Grow Program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The increase in net cash used in financing activities was primarily due to lower debt proceeds, higher debt repayments and an increase in dividends paid to shareholders, partially offset by lower share repurchases in 2023.

Dividends
We paid dividends of $2,160 million in 2023, $1,985 million in 2022 and $1,826 million in 2021. On July 27, 2023, the Audit Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.425 per share of Class A Common Stock, an increase of 10 percent, which would be $1.70 per common share on an annualized basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

For U.S. income tax purposes only, the Company has determined that 100% of the distributions paid to its shareholders in 2023 are characterized as a qualified dividend paid from U.S. earnings and profits. See Note 13, Capital Stock, to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities, for information on our share repurchase program.

Guarantees
As discussed in Note 14, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of December 31, 2023 and December 31, 2022, we had no material third-party guarantees recorded on our consolidated balance sheets. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital or other financing needs.

At its December 2023 meeting, the Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization of $2 billion. As of December 31, 2023, $2.0 billion of the long-term financing authorization remained available.

Our total debt was $19.4 billion at December 31, 2023 and $22.9 billion at December 31, 2022. Our debt-to-capitalization ratio was 0.41 at December 31, 2023 and 0.46 at December 31, 2022. The weighted-average term of our outstanding long-term debt was 7.8 years at December 31, 2023 and 8.2 years at December 31, 2022. Our average daily commercial borrowings were $2.1 billion in 2023, $1.6 billion in 2022 and $0.5 billion in 2021.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. Refer to Note 9, Debt and Borrowing Arrangements. The operations held by MIHN generated approximately 72.2% (or $26.0 billion) of the $36.0 billion of consolidated net revenue during fiscal year 2023 and represented approximately 91.9% (or $26.1 billion) of the $28.4 billion of net assets as of December 31, 2023.

Refer to Note 9, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During 2023, the primary drivers of the increase in our aggregate commodity costs were higher energy, sugar, grains, dairy, cocoa, packaging, edible oils and other ingredient costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials.

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

As a result of international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs, we expect price volatility and a higher aggregate cost environment to continue. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate our business. We use non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the following categories: acquisition and divestiture activities, gains and losses on intangible asset sales and non-cash impairments, major program restructuring activities, constant currency and related adjustments, major program financing and hedging activities and other major items affecting comparability of operating results. We believe the non-GAAP measures should always be considered along with the related U.S. GAAP financial measures. We have provided the reconciliations between the GAAP and non-GAAP financial measures along with a discussion of our underlying GAAP results throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Our primary non-GAAP financial measures are listed below and reflect how we evaluate our current and prior year operating results. As new events or circumstances arise, these definitions could change. When our definitions change, we provide the updated definitions and present the related non-GAAP historical results on a comparable basis (1).
•“Organic Net Revenue” is defined as net revenues (the most comparable U.S. GAAP financial measure) excluding the impacts of acquisitions, divestitures (2), short-term distributor agreements related to the sale of a business (3), and currency rate fluctuations (4). We believe that Organic net revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate Organic Net Revenue growth from emerging markets and developed markets, and these underlying measures are also reconciled to U.S. GAAP above.
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
•“Adjusted Operating Income” is defined as operating income (the most comparable U.S. GAAP financial measure) excluding the impacts of the Simplify to Grow Program (5); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses, divestiture-related costs (6), acquisition-related costs (7), and acquisition integration costs and contingent consideration adjustments (8); inventory step-up charges (9); operating results of divestitures (2); operating results from short-term distributor agreements related to the sale of a business (3); remeasurement of net monetary position (10); mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts (11); impact from resolution of tax matters (12); 2017 malware incident net recoveries; incremental costs due to the war in Ukraine (13); impact from the European Commission legal matter (14); impact from pension participation changes (15); and costs associated with the JDE Peet's transaction. We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (4). We believe these measures provide improved comparability of underlying operating results.
•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International (the most comparable U.S. GAAP financial measure) from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; mark-to-market unrealized gains or losses and realized gains or losses from marketable securities (16); initial impacts from enacted tax law changes (17); and gains or losses on equity method investment transactions. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investee’s significant operating and non-operating items (18). We also evaluate growth in our Adjusted EPS on a constant currency basis (4). We believe Adjusted EPS provides improved comparability of underlying operating results.

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. In the first quarter of 2023, we added to the non-GAAP definition for divestitures the inclusion of changes from equity method investment accounting to accounting for equity interests with readily determinable fair values (“marketable securities”; refer to footnote (2) below). In addition, we added to the non-GAAP definitions the exclusion of gains or losses associated with marketable securities (see footnote (16) below). In the fourth quarter of 2023, we added to the non-GAAP definitions the exclusion of the operating results from short-term distributor agreements related to the sale of a business (see footnote (3) below). In addition, we added to the non-GAAP definitions the exclusion of realized gains and losses from derivatives that mitigate the foreign currency volatility related to the remeasurement of the respective net monetary assets or liabilities during the periods presented associated with applying highly inflationary accounting (see footnote (10) below).
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
(3)In the fourth quarter of 2023, we began to exclude the operating results from short-term distributor agreements that have been executed in conjunction with the sale of a business. We exclude this item to better facilitate comparisons of our underlying operating performance across periods.
(4)Constant currency operating results are calculated by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior year period.
(5)Non-GAAP adjustments related to the Simplify to Grow Program reflect costs incurred that relate to the objectives of our program to transform our supply chain network and organizational structure. Costs that do not meet the program objectives are not reflected in the non-GAAP adjustments.
(6)Divestiture-related costs, which includes costs incurred in relation to the preparation and completion (including one-time costs such as severance related to the elimination of stranded costs) of our divestitures as defined in footnote (2), also includes costs incurred associated with our publicly-announced processes to sell businesses. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(7)Acquisition-related costs, which includes transaction costs such as third party advisor, investment banking and legal fees, also includes one-time compensation expense related to the buyout of non-vested ESOP shares and realized gains or losses from hedging activities associated with acquisition funds. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(8)Acquisition integration costs and contingent consideration adjustments include one-time costs related to the integration of acquisitions as well as any adjustments made to the fair market value of contingent compensation liabilities that have been previously booked for earn-outs related to acquisitions that do not relate to employee compensation expense. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(9)In the third quarter of 2022, we began to exclude the one-time inventory step-up charges associated with acquired companies related to the fair market valuation of the acquired inventory. We exclude this item to better facilitate comparisons of our underlying operating performance across periods.
(10)In connection with our applying highly inflationary accounting (refer to Note 1, Summary of Significant Accounting Policies), for Argentina (beginning in the third quarter of 2018) and Türkiye (beginning in the second quarter of 2022), we exclude the related remeasurement gains or losses related to remeasuring net monetary assets or liabilities denominated in the local currency to the U.S. dollar during the periods presented and the realized gains and losses from derivatives that mitigate the foreign currency volatility related to the remeasurement of the respective net monetary assets or liabilities during the periods presented.
(11)We exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency and equity method investment transaction derivative from our non-GAAP earnings measures. The mark-to-market impacts of commodity and forecasted currency transaction derivatives are excluded until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we make this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We exclude equity method investment transaction derivative contract settlements as they represent protection of value for future divestitures.
(12)See Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2022.
(13)In February 2022, Russia began a military invasion of Ukraine and we stopped our production and closed our facilities in Ukraine for a period of time due to damage incurred to our facilities during the invasion. We began to incur incremental costs directly related to the war including asset impairments, such as property and inventory losses, higher expected allowances for uncollectible accounts receivable and committed compensation. We have isolated and exclude these costs and related impacts as well as subsequent recoveries from our operating results to facilitate evaluation and comparisons of our ongoing results. Incremental costs related to increasing operations in other primarily European facilities are not included with these costs.
(14)In the fourth quarter of 2022, we began to exclude the impact from the European Commission legal matter. In November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. We have been cooperating with the investigation and are currently engaged in discussions with the European Commission in an effort to reach a negotiated, proportionate resolution to this matter. Due to the unique nature of this matter, we believe it to be infrequent and unusual and therefore exclude it to better facilitate comparisons of our underlying operating performance across periods. Refer to Note 14, Commitments and Contingencies, for additional information.
(15)The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non–GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 11, Benefit Plans, for more information on the multiemployer pension plan withdrawal.
(16)In the first quarter of 2023, we began to exclude mark-to-market unrealized gains or losses, as well as realized gains or losses, associated with our marketable securities from our non-GAAP earnings measures. These marketable securities gains or losses are not indicative of underlying operations and are excluded to better facilitate comparisons of our underlying operating performance across periods.

(17)We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and the transition tax from the 2017 U.S. tax reform. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law changes. Refer to Note 16, Income Taxes, for more information.
(18)We have excluded our proportionate share of our equity method investees’ significant operating and non-operating items such as acquisition and divestiture related costs, restructuring program costs and initial impacts from enacted tax law changes, in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and significant operating and non-operating items each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ significant operating and non-operating items.

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

Goodwill and Indefinite-Life Intangible Assets
We review our operating segment and reporting unit structure annually or as significant changes in the organization occur for goodwill testing throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. Annually, on July 1, we test goodwill and indefinite-life intangible assets for impairment and may perform qualitative testing, or depending on factors such as prior year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 7.1% to discount the projected cash flows of those operations. For our Latin America and AMEA reporting units, we used a risk-rated discount rate of 10.1%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions based on available information. Given the uncertainty of the global economic environment, those estimates could be significantly different than future performance. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value.

In 2023, 2022 and 2021, there were no impairments of goodwill. In connection with our 2023 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

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

In 2023, we recorded $26 million of intangible asset impairment charges related to a chocolate brand in the North America segment and a biscuit brand in the Europe segment. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We use several accepted valuation methods, including relief from royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value. We also identified thirteen brands, of which five were recently acquired, with $3.7 billion of aggregate book value as of December 31, 2023 that each had a fair value in excess of book value of 10% or less. We believe our current plans for each of these brands will allow them to not be impaired, but if plans to grow brand earnings and expand margin are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2022, we recorded $101 million of intangible asset impairment charge related to two biscuit brands in AMEA. In 2021, we recorded a $32 million of intangible asset impairment charge related to one biscuit brand in North America.

Refer to Note 6, Goodwill and Intangible Assets, for additional information.

Business Combinations
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

Trade and Marketing Programs
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

Employee Benefit Plans
We sponsor various employee benefit plans worldwide, including primarily pension plans and postretirement healthcare benefits. For accounting purposes, we estimate the pension and postretirement healthcare benefit obligations utilizing assumptions and estimates for discount rates; expected returns on plan assets; expected compensation increases; employee-related factors such as turnover, retirement age and mortality; and health care cost trends. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Our assumptions also reflect our historical experiences and management’s best judgment regarding future expectations. These and other assumptions affect the annual expense and obligations recognized for the underlying plans.

We amortize the effect of changes in the assumptions over future periods to reflect the cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost). These changes are deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.

Since pension and postretirement liabilities are measured on a discounted basis, the discount rate significantly affects our plan obligations and expenses. For plans that have assets held in trust, the expected return on plan assets assumption affects our pension plan expenses. The assumptions for discount rates and expected rates of return and our process for setting these assumptions are described in Note 11, Benefit Plans, along with additional information on our employee benefit plans.

As a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase/(decrease), on our annual benefit plan costs:

	As of December 31, 2023
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(2)	$—	$(19)	$22
Effect of change in expected rate of return on plan assets on pension costs	(8)	8	(39)	39
Effect of change in discount rate on postretirement health care costs	2	(2)	—	—

Income Taxes
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

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of our assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those differences are expected to be recovered or settled. Valuation allowances are established for deferred tax assets when it is more likely than not that a tax benefit will not be realized. We review the realizability assessment on a quarterly basis, including impacts from our latest estimates of future taxable income.

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

Contingencies
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

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and the macroeconomic environment. Refer to Recent Developments and Significant Items Affecting Comparability and Financial Outlook above for updates on recent supply chain, labor and other disruptions that are increasing operating costs and impacting our results. To manage input cost volatility and inflation, we enter into forward purchase agreements and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to Secured Overnight Financing Rates (“SOFR”). We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed-rate debt based on current and projected market conditions. For more information on our debt activity, see Note 9, Debt and Borrowing Arrangements.

See Note 10, Financial Instruments, for more information on our derivative activity.

Value at Risk
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

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2023 and 2022, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2023 and December 31, 2022, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/23	Average	High	Low	At 12/31/23	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$119	$144	$234	$89
Foreign currency rates	$14	$17	$18	$14
Commodity prices	21	40	86	18
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/22	Average	High	Low	At 12/31/22	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$196	$201	$232	$169
Foreign currency rates	$20	$23	$30	$20
Commodity prices	63	75	118	51

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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mondelēz International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mondelēz International, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Life Intangible Assets Annual Impairment Assessments for Certain Brand Names

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-life intangible assets balance was $18.7 billion as of December 31, 2023, which consists principally of brand names. At least annually management assesses indefinite-life intangible assets for impairment and if significant potential impairment risk exists for a specific asset, management quantitatively tests the asset for impairment by comparing its estimated fair value with its carrying value. Management estimates fair value using several accepted valuation methods, including relief from royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates to determine a brand name’s fair value.

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
February 2, 2024

We have served as the Company’s auditor since 2001.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Years Ended December 31
(in millions of U.S. dollars, except per share data)

	2023	2022	2021
Net revenues	$36,016	$31,496	$28,720
Cost of sales	(22,252)	(20,184)	(17,466)
Gross profit	13,764	11,312	11,254
Selling, general and administrative expenses	(8,002)	(7,384)	(6,263)
Asset impairment and exit costs	(217)	(262)	(212)
Net gain on divestitures and acquisitions	108	—	8
Amortization of intangible assets	(151)	(132)	(134)
Operating income	5,502	3,534	4,653
Benefit plan non-service income	82	117	163
Interest and other expense, net	(310)	(423)	(447)
Gain on marketable securities	606	—	—
Earnings before income taxes	5,880	3,228	4,369
Income tax provision	(1,537)	(865)	(1,190)
Gain/(loss) on equity method investment transactions	465	(22)	742
Equity method investment net earnings	160	385	393
Net earnings	4,968	2,726	4,314
less: Noncontrolling interest earnings	(9)	(9)	(14)
Net earnings attributable to Mondelēz International	$4,959	$2,717	$4,300
Per share data:
Basic earnings per share attributable to Mondelēz International	$3.64	$1.97	$3.06
Diluted earnings per share attributable to Mondelēz International	$3.62	$1.96	$3.04
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
For the Years Ended December 31
(in millions of U.S. dollars)

	2023	2022	2021
Net earnings	$4,968	$2,726	$4,314
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	229	(725)	(458)
Pension and other benefit plans	(218)	274	495
Derivative cash flow hedges	(15)	114	13
Total other comprehensive earnings/(losses)	(4)	(337)	50
Comprehensive earnings	4,964	2,389	4,364
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	4	(5)	(2)
Comprehensive earnings attributable to Mondelēz International	$4,960	$2,394	$4,366
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Balance Sheets, as of December 31
(in millions of U.S. dollars, except share data)

	2023	2022
ASSETS
Cash and cash equivalents	$1,810	$1,923
Trade receivables (net of allowances of $66 at December 31, 2023 and $45 at December 31, 2022)	3,634	3,088
Other receivables (net of allowances of $50 at December 31, 2023 and $59 at December 31, 2022)	878	819
Inventories, net	3,615	3,381
Other current assets	1,766	880
Total current assets	11,703	10,091
Property, plant and equipment, net	9,694	9,020
Operating lease right-of-use assets	683	660
Goodwill	23,896	23,450
Intangible assets, net	19,836	19,710
Prepaid pension assets	1,043	1,016
Deferred income taxes	408	473
Equity method investments	3,242	4,879
Other assets	886	1,862
TOTAL ASSETS	$71,391	$71,161
LIABILITIES
Short-term borrowings	$420	$2,299
Current portion of long-term debt	2,101	383
Accounts payable	8,321	7,562
Accrued marketing	2,683	2,370
Accrued employment costs	1,158	949
Other current liabilities	4,330	3,168
Total current liabilities	19,013	16,731
Long-term debt	16,887	20,251
Long-term operating lease liabilities	537	514
Deferred income taxes	3,292	3,437
Accrued pension costs	437	403
Accrued postretirement health care costs	124	217
Other liabilities	2,735	2,688
TOTAL LIABILITIES	43,025	44,241
Commitments and Contingencies (Note 14)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at December 31, 2023 and December 31, 2022)	—	—
Additional paid-in capital	32,216	32,143
Retained earnings	34,236	31,481
Accumulated other comprehensive losses	(10,946)	(10,947)
Treasury stock, at cost (648,055,073 shares at December 31, 2023 and 630,646,687 shares at December 31, 2022)	(27,174)	(25,794)
Total Mondelēz International Shareholders’ Equity	28,332	26,883
Noncontrolling interest	34	37
TOTAL EQUITY	28,366	26,920
TOTAL LIABILITIES AND EQUITY	$71,391	$71,161
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Balances at January 1, 2021	$—	$32,070	$28,402	$(10,690)	$(22,204)	$76	$27,654
Comprehensive earnings/(losses):
Net earnings	—	—	4,300	—	—	14	4,314
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	66	—	(16)	50
Exercise of stock options and issuance of other stock awards	—	27	(34)	—	290	—	283
Common Stock repurchased	—	—	—	—	(2,096)	—	(2,096)
Cash dividends declared ($1.330 per share)	—	—	(1,867)	—	—	—	(1,867)
Dividends paid on noncontrolling interest and other activities	—	—	5	—	—	(20)	(15)
Balances at December 31, 2021	$—	$32,097	$30,806	$(10,624)	$(24,010)	$54	$28,323
Comprehensive earnings/(losses):
Net earnings	—	—	2,717	—	—	9	2,726
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(323)	—	(14)	(337)
Exercise of stock options and issuance of other stock awards	—	46	(20)	—	216	—	242
Common Stock repurchased	—	—	—	—	(2,000)	—	(2,000)
Cash dividends declared ($1.470 per share)	—	—	(2,025)	—	—	—	(2,025)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(12)	(9)
Balances at December 31, 2022	$—	$32,143	$31,481	$(10,947)	$(25,794)	$37	$26,920
Comprehensive earnings/(losses):
Net earnings	—	—	4,959	—	—	9	4,968
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	1	—	(5)	(4)
Exercise of stock options and issuance of other stock awards	—	73	(6)	—	199	—	266
Common Stock repurchased	—	—	—	—	(1,579)	—	(1,579)
Cash dividends declared ($1.620 per share)	—	—	(2,209)	—	—	—	(2,209)
Dividends paid on noncontrolling interest and other activities	—	—	11	—	—	(7)	4
Balances at December 31, 2023	$—	$32,216	$34,236	$(10,946)	$(27,174)	$34	$28,366
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions of U.S. dollars)

	2023	2022	2021
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$4,968	$2,726	$4,314
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,215	1,107	1,113
Stock-based compensation expense	146	120	121
Deferred income tax (benefit)/provision	(37)	(42)	205
Asset impairments and accelerated depreciation	128	233	128
Loss on early extinguishment of debt	1	38	110
Net gain on divestitures and acquisitions	(108)	—	(8)
(Gain)/loss on equity method investment transactions	(465)	22	(742)
Equity method investment net earnings	(160)	(385)	(393)
Distributions from equity method investments	137	184	172
Unrealized (gain)/loss on derivative contracts	(171)	338	(267)
Gain on marketable securities	(593)	—	—
Other non-cash items, net	140	88	37
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(628)	(719)	(197)
Inventories, net	(193)	(635)	(170)
Accounts payable	264	715	702
Other current assets	(120)	(286)	(169)
Other current liabilities	376	630	(502)
Change in pension and postretirement assets and liabilities, net	(186)	(226)	(313)
Net cash provided by operating activities	4,714	3,908	4,141
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,112)	(906)	(965)
Acquisitions, net of cash received	19	(5,286)	(833)
Proceeds from divestitures including equity method and marketable security investments	4,099	601	1,539
Proceeds from derivative settlements	177	768	105
Payments for derivative settlements	(81)	(86)	(56)
Contributions to investments	(309)	(24)	(30)
Proceeds from sale of property, plant and equipment and other	19	45	214
Net cash provided by/(used in) by investing activities	2,812	(4,888)	(26)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	67	—	—
Repayments of commercial paper, maturities greater than 90 days	(67)	—	—
Net (repayments)/issuances of short-term borrowings	(1,869)	1,914	194
Long-term debt proceeds	277	4,490	5,921
Long-term debt repayments	(2,432)	(3,032)	(6,247)
Repurchases of Common Stock	(1,547)	(2,017)	(2,110)
Dividends paid	(2,160)	(1,985)	(1,826)
Other	173	174	(1)
Net cash used in financing activities	(7,558)	(456)	(4,069)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(169)	(143)
Cash, cash equivalents and restricted cash:
(Decrease)/increase	(64)	(1,605)	(97)
Balance at beginning of period	1,948	3,553	3,650
Balance at end of period	$1,884	$1,948	$3,553
Cash paid:
Interest	$568	$551	$426
Income taxes	$1,607	$1,103	$1,556

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies

Description of Business
Mondelēz International, Inc. was incorporated in 2000 in the Commonwealth of Virginia. Mondelēz International, Inc., through its subsidiaries (collectively “Mondelēz International,” “we,” “us” and “our”), sells food and beverage products to consumers in over 150 countries.

Principles of Consolidation
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

Use of Estimates
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

War in Ukraine
In February 2022, Russia began a military invasion of Ukraine and we closed our operations and facilities in Ukraine. In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. During the first quarter of 2022, we evaluated and impaired these and other related assets. We recorded $143 million of total expenses ($145 million after-tax) incurred as a direct result of the war. We reversed $22 million during the remainder of 2022 of previously recorded charges primarily as a result of higher than expected collection of trade receivables and inventory recoveries. We continue to make targeted repairs on both our plants and have partially reopened and restarted limited production in both plants. We also continue to support our Ukraine employees, including paying salaries to those not yet able to return to work until production returns. We continue to consolidate both our Ukrainian and Russian subsidiaries and continue to evaluate our ability to control our operating activities and businesses on an ongoing basis. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the ongoing effects of the war in Ukraine, and its impact on the global economic environment, our estimates could be significantly different than future performance.

Currency Translation and Highly Inflationary Accounting
We translate the results of operations of our subsidiaries from multiple currencies using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity (except for highly inflationary currencies) and realized exchange gains and losses on transactions in earnings.

Highly inflationary accounting is triggered when a country’s three-year cumulative inflation rate exceeds 100%. It requires the remeasurement of financial statements of subsidiaries in the country, from the functional currency of the subsidiary to our U.S. dollar reporting currency, with currency remeasurement gains or losses recorded in earnings. At this time, within our consolidated entities, Argentina and Türkiye are accounted for as highly inflationary economies. Argentina and Türkiye represent 1.6% and 0.7% of our consolidated net revenues, with remeasurement losses of $79 million and $19 million in 2023, respectively. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with financial institutions and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $74 million as of December 31, 2023 and $25 million as of December 31, 2022. Total cash, cash equivalents and restricted cash was $1,884 million as of December 31, 2023 and $1,948 million as of December 31, 2022.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2022	$(37)	$(49)	$(10)
Current period provision for expected credit losses	(13)	(14)	(3)
Write-offs charged against the allowance	2	3	—
Currency	3	1	(1)
Balance at December 31, 2022	$(45)	$(59)	$(14)
Current period (provision)/benefit for expected credit losses	(24)	4	1
Write-offs charged against the allowance	8	1	—
Recoveries of amounts previously written off	(1)	—	(1)
Currency	(4)	4	(1)
Balance at December 31, 2023	$(66)	$(50)	$(15)

Transfers of Financial Assets
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have nonrecourse factoring arrangements in which we sell eligible trade receivables primarily to financial institutions in exchange for cash. We may continue to collect the receivables sold, acting solely as a collecting agent on behalf of the financial institutions. The outstanding principal amount of receivables under these arrangements amounted to $262 million as of December 31, 2023, $516 million as of December 31, 2022 and $761 million as of December 31, 2021. The incremental costs of factoring receivables under these arrangements were not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statements of cash flows.

Inventories
We record our inventory using the average cost method and record inventory reserves for excess and obsolete inventory.

Long-Lived Assets
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

We review long-lived assets, including definite-life intangible assets, for realizability on an ongoing basis. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. We amortize definite-life intangible assets over their estimated useful lives and evaluate them for impairment as we do other long-lived assets. We review for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, we perform undiscounted operating cash flow analyses for asset groups at the lowest level for which cash flows are separately identifiable to determine if an impairment exists. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal.

Leases
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

Our leases may include options to extend or terminate the lease, which are included in the lease term when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Many of our leases contain non-lease components (e.g., product costs, common-area or other maintenance costs) that relate to the lease components of the agreement. We account for lease and non-lease components as a single lease component.

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

Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years.

Goodwill and Indefinite-Life Intangible Assets
We test goodwill and indefinite-life intangible assets for impairment on an annual basis on July 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. Annually, we may perform qualitative testing, or depending on factors such as prior year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method that incorporates planned growth rates, market-based discount rates and estimates of residual value. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.

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

Held for Sale
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

Business Combinations
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

Insurance and Self-Insurance
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

Revenue Recognition
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

Marketing, Advertising and Research and Development
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. For interim reporting purposes, advertising, consumer promotion and marketing research expenses are charged to operations as a percentage of volume, based on estimated sales volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $2,057 million in 2023, $1,670 million in 2022 and $1,564 million in 2021. We expense product research and development costs as incurred. Research and development expense was $380 million in 2023, $346 million in 2022 and $347 million in 2021. We record marketing and advertising as well as research and development expenses within selling, general and administrative expenses.

Stock-based Compensation
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

Employee Benefit Plans
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

Financial Instruments
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

When we use derivatives, we are exposed to credit and market risks. We reduce our credit risk by entering into transactions with counterparties with high quality, investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of one year or longer are governed by an International Swaps and Derivatives Association master agreement. We manage derivative market risk by limiting the types of derivative instruments, derivative strategies we use and the degree of market risk that we plan to hedge through the use of derivative instruments.

We record derivative financial instruments on a gross basis in our consolidated balance sheets. The fair value of our instruments are recorded within other current assets, other assets, other current liabilities and other liabilities in our consolidated balance sheets.

Mark-to-market gains or losses related to our economic hedges are separately presented in the consolidated statements of cash flows within operating activities. Cash flows related to the settlement of derivative instruments designated as hedges of net investments in non-U.S. operations are classified in the consolidated statements of cash flows within investing activities. Cash flows related to derivative instruments that are designated or settled economic hedges are classified in the same line item as the cash flows of the related hedged item. Cash flows related to the settlement of all other free-standing derivative instruments are classified within investing activities.

Commodity derivatives. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity forward, futures and option contracts. Commodity forward contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases exception. We sell commodity futures to hedge future purchase commitments. We occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and do not use financial instruments for speculative purposes. Any mark-to-market gains or losses are recorded in earnings (see Note 10, Financial Instruments, for additional information).

Currency exchange derivatives. We enter into currency exchange forward contracts, futures, options and swaps to mitigate our exposure to changes in exchange rates from third-party and intercompany current and forecasted transactions. Any mark-to-market gains or losses are recorded in earnings (see Note 10, Financial Instruments, for additional information).

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

Income Taxes
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

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with a majority of our suppliers are from 30 to 180 days, which we deem to be commercially reasonable. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Under these programs, our suppliers, at their sole discretion, determine invoices that they want to sell to participating financial institutions. Our suppliers’ voluntary inclusion of invoices in SCF programs has no bearing on our payment terms or amounts due. Our responsibility is limited to making payments based upon the agreed-upon contractual terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF programs and we have no economic interest in the suppliers’ decision to participate in the SCF programs. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets. We have confirmed with participating financial institutions that as of December 31, 2023, and December 31, 2022, $2.4 billion and $2.4 billion, respectively, of our accounts payable to suppliers that participate in the SCF programs are outstanding.

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

In November 2023, the FASB issued an ASU which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related segment disclosures.

In December 2023, the FASB issued an ASU which enhances the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related disclosures.

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

We have completed the valuation of assets acquired and liabilities assumed and have recorded a purchase price allocation of:

(in millions)
Cash	$22
Receivables	86
Inventory	70
Other current assets	3
Property, plant and equipment	139
Operating leases right-of-use assets	23
Definite-life intangible assets	218
Indefinite-life intangible assets	339
Goodwill	721
Other assets	3
Assets acquired	1,624
Current liabilities	182
Deferred tax liability	75
Operating lease liabilities	23
Other liabilities	14
Total purchase price	1,330
less: cash received	(22)
Net Cash Paid	$1,308

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

We incurred acquisition integration costs of $50 million in 2023. We incurred acquisition integration costs of $11 million and an inventory step-up charge of $5 million in 2022. In 2022, we recorded several items within acquisition-related costs that resulted in income of $64 million as realized gains related to hedging contracts associated with acquisition funds more than offset other acquisition transaction costs.

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

We have completed the valuation of assets acquired and liabilities assumed and have recorded a purchase price allocation of:

(in millions)
Cash	$99
Receivables	76
Inventory	123
Other current assets	9
Property, plant and equipment	186
Operating leases right-of-use assets	22
Deferred tax assets	107
Definite-life intangible assets	200
Indefinite-life intangible assets	1,450
Goodwill	988
Other assets	11
Assets acquired	3,271
Current liabilities	159
Contingent consideration	440
Other liabilities	15
Total purchase price	2,657
less: cash received	(99)
Net Cash Paid	$2,558

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

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across the U.S. and other key markets. All of the goodwill was assigned to the North America operating segment. Tax deductible goodwill is estimated to be $1.4 billion and is being amortized.

We incurred acquisition integration costs and contingent consideration adjustments of $164 million in 2023 and $30 million in 2022. These costs include an increase to the contingent consideration liability due to changes to underlying assumptions. Refer to Note 10, Financial Instruments for additional information. We also incurred acquisition-related costs of $296 million and an inventory step-up charge of $20 million in 2022. The acquisition-related costs are primarily related to the buyout of the non-vested ESOP shares.

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

We have completed the valuation of assets acquired and liabilities assumed and have recorded a purchase price allocation of:

(in millions)
Cash	$52
Receivables	102
Inventory	60
Other current assets	3
Property, plant and equipment	379
Finance leases right-of-use assets	8
Definite-life intangible assets	48
Indefinite-life intangible assets	686
Goodwill	795
Other assets	77
Assets acquired	2,210
Current liabilities	133
Deferred tax liability	158
Finance lease liabilities	8
Other liabilities	21
Total purchase price	1,890
Less: long-term debt	(436)
less: cash received	(52)
Net Cash Paid	$1,402

Within identifiable intangible assets, we allocated $686 million to trade name, which have an indefinite life. The fair value for the 7 Days trade name, which is the primary asset acquired, was determined using the multi-period excess earnings method under the income approach at the acquisition date. The fair value measurements of indefinite-life intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include forecasted future cash flows and discount rates.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Europe operating segment.

We incurred acquisition integration costs of $17 million in 2023. We incurred acquisition integration costs of $90 million in 2022 and $17 million in 2021. We incurred acquisition-related costs of $22 million in 2022 and $6 million in 2021.

Other Acquisitions
On April 1, 2021, we acquired Gourmet Food, a leading Australian food company in the premium biscuit and cracker category, for closing cash consideration of approximately $450 million Australian dollars ($343 million), net of cash received. We have recorded a purchase price allocation of $41 million to indefinite-lived intangible assets, $80 million to definite-lived intangible assets, $164 million to goodwill, $19 million to property, plant and equipment, $18 million to inventory, $25 million to accounts receivable, $12 million to other assets, $5 million to operating right-of-use assets, $3 million to other current assets, $19 million to current liabilities and $5 million to long-term operating lease liabilities. In 2022, through the one-year anniversary of the acquisition, Gourmet Food added incremental net revenues of $14 million, and operating income of $1 million. We incurred acquisition integration costs of $3 million in 2023. We incurred acquisition integration costs of $1 million in 2022. We incurred acquisition-related costs of $7 million in 2021.

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

On January 4, 2021, we acquired the remaining 93% of equity of Hu Master Holdings (“Hu”), a category leader in premium chocolate in the United States, which provides a strategic complement to our snacking portfolio in North America through growth opportunities in chocolate and other offerings in the well-being category. The initial cash consideration paid was $229 million, net of cash received, and we may be required to pay additional contingent consideration. The estimated fair value of the contingent consideration obligation at the acquisition date was $132 million and was determined using a Monte Carlo simulation based on forecasted future results. During 2021, based on latest estimates, we recorded a $70 million reduction to the liability as recent economic and market conditions related to COVID-19 and supply chain challenges in the U.S. impacted the pace of growth. During 2022, we recorded an additional $7 million reduction to the liability due to further changes to forecasted future results. During 2023, we recorded an additional $8 million reduction to the liability due to the final settlement and payment of the contingent consideration. Refer to Note 10, Financial Instruments for additional information. As a result of acquiring the remaining equity interest, we consolidated the operations prospectively from the date of acquisition and recorded a pre-tax gain of $9 million ($7 million after-tax) related to stepping up our previously-held $8 million (7%) investment to fair value. We have recorded a purchase price allocation of $123 million to indefinite-lived intangible assets, $51 million to definite-lived intangible assets, $202 million to goodwill, $1 million to property, plant and equipment, $2 million to inventory, $4 million to accounts receivable, $5 million to current liabilities and $132 million to long-term other liabilities. We incurred acquisition-related costs of $9 million in 2021.

Divestitures

Developed Market Gum
On October 1, 2023, we completed the sale of our developed market gum business in the United States, Canada and Europe to Perfetti Van Melle Group, excluding the Portugal business which we retained pending regulatory approval. After obtaining the regulatory approval, we completed the sale of the Portugal business to Perfetti Van Melle Group on October 23, 2023. We received cash proceeds of $1.4 billion. We recorded a pre-tax gain of $108 million on the sale. We recorded divestiture-related costs of $83 million for the year ended December 31, 2023 and $15 million for the year ended December 31, 2022.

This disposal group met the held for sale criteria as of December 31, 2022 and was included as part of the North America and Europe operating segments.

Total assets and liabilities held for sale were comprised of the following:

As of December 31, 2022

Assets held for sale
Inventories, net	$79
Current assets held for sale (1)	79
Property, plant and equipment, net	159
Goodwill	292
Intangible assets, net	671
Noncurrent assets held for sale (2)	1,122
Total assets held for sale	$1,201

Liabilities held for sale
Accrued employment costs	$4
Current liabilities held for sale (3)	4
Deferred income taxes	15
Noncurrent liabilities held for sale (4)	15
Total liabilities held for sale	$19
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

Neither of these dispositions were considered a strategic shift that will have a major effect on our operations or financial results; therefore, the results of each disposed business were not classified as discontinued operations.

Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2023	2022
	(in millions)
Raw materials	$973	$1,031
Finished product	2,790	2,501
	3,763	3,532
Inventory reserves	(148)	(151)
Inventories, net	$3,615	$3,381

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2023	2022
	(in millions)
Land and land improvements	$384	$378
Buildings and building improvements	3,452	3,250
Machinery and equipment	12,736	11,724
Construction in progress	1,118	879
	17,690	16,231
Accumulated depreciation	(7,996)	(7,211)
Property, plant and equipment, net	$9,694	$9,020

Capital expenditures as presented on the statement of cash flow were approximately $1.1 billion, $0.9 billion and $1.0 billion for the years ending December 31, 2023, 2022 and 2021, respectively, and excluded $471 million, $324 million and $249 million, respectively, for accrued capital expenditures not yet paid.

In connection with our restructuring program, we recorded non-cash property, plant and equipment write-downs (including accelerated depreciation and asset impairments) and losses/(gains) on disposal within asset impairment and exit costs on the consolidated statements of earnings and within the segment results as follows (refer to Note 8, Restructuring Program):

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Latin America	$—	$(3)	$1
AMEA	(1)	3	(15)
Europe	2	4	7
North America	16	(1)	65
Corporate	—	—	—
Total	$17	$3	$58

Note 5. Leases

We have operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. Our leases have remaining lease terms of 1 to 16 years, some of which include options to extend the leases for up to 6 years.

The components of lease costs were as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Operating lease cost	$223	$213	$228

Finance lease cost:
Amortization of ROU assets	130	95	89
Interest on lease liabilities	15	8	7

Short-term lease cost	12	11	29
Variable lease cost	766	602	506

Sublease income	(4)	(4)	(6)

Total lease cost	$1,142	$925	$853

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(222)	$(212)	$(229)
Operating cash flows from finance leases	(15)	(8)	(8)
Financing cash flows from finance leases	(125)	(95)	(88)

ROU assets obtained in exchange for lease obligations:
Operating leases	$197	$220	$186
Finance leases	163	148	76

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2023	2022
	(in millions)
Operating Leases
Operating lease ROU assets, net of amortization	$683	$660

Other current liabilities	$165	$166
Long-term operating lease liabilities	537	514
Total operating lease liabilities	$702	$680

Finance Leases
Finance leases, net of amortization (within property, plant and equipment)	$325	$287

Current portion of long-term debt	$122	$95
Long-term debt	214	198
Total finance lease liabilities	$336	$293

Weighted Average Remaining Lease Term
Operating leases	6.4 years	7.0 years
Finance leases	3.6 years	4.1 years

Weighted Average Discount Rate
Operating leases	5.1%	4.2%
Finance leases	5.0%	4.0%

Maturities of lease liabilities were as follows:

	As of December 31, 2023
	Operating Leases	Finance Leases
	(in millions)
Year Ending December 31:
2024	$195	$135
2025	150	103
2026	106	64
2027	86	32
2028	75	13
Thereafter	223	22
Total future undiscounted lease payments	$835	$369
less: imputed interest	(133)	(33)
Total reported lease liability	$702	$336

Note 6. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of (in millions):

	Latin America	AMEA	Europe	North America	Total
January 1, 2022	$674	$3,365	$7,830	$10,109	$21,978
Currency	41	(233)	(550)	(15)	(757)
Acquisitions (1)	714	—	795	1,020	2,529
Held for Sale (2)	—	—	(66)	(226)	(292)
Divestitures	(8)	—	—	—	(8)
Balance at December 31, 2022	$1,421	$3,132	$8,009	$10,888	$23,450
Currency	180	(67)	341	19	473
Acquisitions (1) (3)	6	—	—	(33)	(27)
Balance at December 31, 2023	$1,607	$3,065	$8,350	$10,874	$23,896

(1)Refer to Note 2, Acquisitions and Divestitures for more information.
(2)During the fourth quarter of 2022, we agreed to sell our gum business in North America and Europe. As a result, we reclassified $292 million of goodwill to held for sale as of December 31, 2022. On October 1, 2023, we completed the sale of our gum business including the related goodwill. Refer to Note 2, Acquisitions and Divestitures for more information.
(3)Relates to purchase price allocation adjustments for Ricolino and Clif Bar during 2023.

Intangible Assets
Intangible assets consisted of the following (in millions):

	As of December 31, 2023			As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-life intangible assets (1)	$3,322	$(2,155)	$1,167	$3,354	$(2,057)	$1,297
Indefinite-life intangible assets (1) (2)	18,669	—	18,669	18,413	—	18,413
Total	$21,991	$(2,155)	$19,836	$21,767	$(2,057)	$19,710

(1)During the fourth quarter of 2022, we agreed to sell our gum business in North America and Europe. As a result, we reclassified $671 million of intangible assets to held for sale as of December 31, 2022. On October 1, 2023, we completed the sale of our gum business including these intangibles. Refer to Note 2, Acquisitions and Divestitures for more information.
(2)We recorded intangible asset impairments of $26 million in 2023 and $101 million in 2022 within asset impairment and exit costs.

Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar.

Amortization expense for intangible assets was $151 million in 2023, $132 million in 2022 and $134 million in 2021. For the next five years, we estimate annual amortization expense of approximately $125 million in 2024-2026, approximately $90 million in 2027 and in 2028 (reflecting December 31, 2023 exchange rates).

In 2023, 2022 and 2021, there were no goodwill impairments and each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

In 2023, we recorded $26 million of intangible asset impairment charges related to a chocolate brand in North America and a biscuit brand in Europe. We identified thirteen brands, as part of our annual test, that each had a fair value in excess of book value of 10% or less. The aggregate value of the thirteen brands was $3.7 billion as of December 31, 2023, of which $1.8 billion is related to five recently acquired brands. We believe our current plans for each of these brands will allow them to not be impaired, but if the plans to grow brand earnings and expand margin are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

In 2022, we recorded $101 million of intangible asset impairment charges related to two biscuit brands in AMEA. In 2021, we recorded a $32 million of intangible asset impairment charge related to one biscuit brand in North America.

Note 7. Investments

Marketable Securities
During the first quarter of 2023, our ownership in Keurig Dr Pepper Inc. (Nasdaq: "KDP") fell to below 5% of the outstanding shares, resulting in a change of accounting for our KDP investment, from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") as we no longer retained significant influence. Marketable securities are measured at fair value based on quoted prices in active markets for identical assets (Level 1).

Subsequently in 2023, we sold the remainder of our shares of KDP and exited our investment in the company. In total during 2023, we sold approximately 76 million shares and received proceeds of $2.4 billion. Prior to the change of accounting for our KDP investment, we recorded a pre-tax gain on equity method transactions of $493 million ($368 million after-tax) during 2023.

In 2021, we sold approximately 43 million shares of KDP, which reduced our ownership interest by 3.0 percentage points to 5.3% of the total outstanding shares. We received $1.5 billion of proceeds and recorded a pre-tax gain on equity method transactions of $768 million (or $581 million after-tax) during 2021.

Pre-tax gains for marketable securities are summarized below:

Year Ended December 31, 2023
(in millions)
Gain on marketable securities sold during the period	$593
Dividend income and other	13
Total gain on marketable securities	$606

In the table above, gain on marketable securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the date of the change of accounting for our investment in KDP.

Equity Method Investments
Our equity method investments include, but are not limited to, our ownership interests in JDE Peet’s (Euronext Amsterdam: “JDEP”), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of December 31, 2023, we owned 17.7%, 50.0% and 49.0%, respectively, of these companies' outstanding shares.

Our investments accounted for under the equity method of accounting totaled $3.2 billion as of December 31, 2023 and $4.9 billion as of December 31, 2022. The investment balance as of December 31, 2022 is inclusive of our prior investment in KDP. We recorded equity earnings and cash dividends of $160 million and $137 million in 2023, equity earnings and cash dividends of $385 million and $184 million in 2022 and equity earnings and cash dividends of $393 million and $172 million in 2021.

Based on the quoted closing price as of December 31, 2023, the fair value of our publicly-traded investment in JDEP was $2.3 billion, and there was no other than temporary impairment identified.

JDEP Transactions
In 2023, we sold approximately 9.9 million shares of JDEP, which reduced our ownership interest by 2.0 percentage points, from 19.7% to 17.7%. We received cash proceeds of €255 million ($279 million) and recorded a loss of €21 million ($23 million). We continue to have board representation with two directors on JDEP’s Board of Directors and have retained certain additional governance rights. As we continue to have significant influence, we continue to account for our investment in JDEP under the equity method.

In 2022, we sold approximately 18.6 million of our JDEP shares back to JDEP, which reduced our ownership interest by approximately 3.0 percentage points. We received cash proceeds of €500 million ($529 million) and recorded a loss of €8 million ($8 million) on this sale during 2022.

In 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity in September 2024 at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDE Peet’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDEP's shares, this would represent approximately 8.5 million shares or approximately 10% of our equity interest in JDEP as of December 31, 2023. Refer to Note 10, Financial Instruments, for further details on this transaction.

Summary Financial Information for Equity Method Investments
Summarized financial information related to our equity method investments is reflected below.

	As of December 31,
	2023	2022
	(in millions)
Current assets	$4,084	$8,740
Noncurrent assets	23,962	71,375
Total assets	28,046	80,115
Current liabilities	4,963	12,711
Noncurrent liabilities	7,512	26,671
Total liabilities	12,475	39,382
Equity attributable to shareowners of investees	15,496	40,596
Equity attributable to noncontrolling interests	75	137
Total net equity of investees	$15,571	$40,733
Mondelēz International ownership interests	18-50%	5-50%
Equity method investments (1)	$3,242	$4,879

	For the Years Ended December 31,
	2023 (2)	2022	2021
	(in millions)
Net revenues	$14,487	$23,518	$22,149
Gross profit	5,650	10,738	10,804
Income from continuing operations	926	2,984	2,614
Net income	926	2,984	2,614
Net income attributable to investees	$938	$2,990	$2,618
Mondelēz International ownership interests	5-50%	5-50%	8-50%
Equity method investment net earnings	$160	$385	$393

(1)Includes a basis difference of approximately $373 million as of December 31, 2023 and $419 million as of December 31, 2022 between the U.S. GAAP accounting basis for our equity method investments and the U.S. GAAP accounting basis of our investees’ equity.
(2)The 2023 summarized earnings information is inclusive of KDP only for the period in which we accounted for this investment under the equity method.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $5.3 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2024.

Restructuring Costs
The Simplify to Grow Program liability activity for the years ended December 31, 2023 and 2022 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability Balance, January 1, 2022	$211	$—	$211
Charges (2)	31	5	36
Cash spent (3)	(69)	—	(69)
Non-cash settlements/adjustments (4)	(3)	(5)	(8)
Currency	(6)	—	(6)
Liability Balance, December 31, 2022	$164	$—	$164
Charges (2)	89	17	106
Cash spent (3)	(67)	—	(67)
Non-cash settlements/adjustments (4)	—	(17)	(17)
Currency	5	—	5
Liability balance, December 31, 2023 (5)	$191	$—	$191

(1)Includes gains as a result of assets sold which are included in the restructuring program.
(2)We recorded restructuring charges of $106 million in 2023, $36 million in 2022 and $154 million in 2021 within asset impairment and exit costs and benefit plan non-service income.
(3)We spent $67 million in 2023 and $69 million in 2022 in cash severance and related costs.
(4)We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments, including any gains on sale of restructuring program assets, which totaled a charge of $17 million in 2023 and $8 million in 2022.
(5)At December 31, 2023, $102 million of our net restructuring liability was recorded within other current liabilities and $89 million was recorded within other long-term liabilities.

Implementation Costs
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $25 million in

2023, $87 million in 2022 and $167 million in 2021. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income
During 2023, 2022 and 2021, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Year Ended December 31, 2023
Restructuring Costs	$(3)	$7	$79	$19	$4	$106
Implementation Costs	1	—	12	8	4	25
Total	$(2)	$7	$91	$27	$8	$131
For the Year Ended December 31, 2022
Restructuring Costs	$(6)	$13	$16	$12	$1	$36
Implementation Costs	7	6	25	37	12	87
Total	$1	$19	$41	$49	$13	$123
For the Year Ended December 31, 2021
Restructuring Costs	$7	$(17)	$4	$153	$7	$154
Implementation Costs	9	10	33	97	18	167
Total	$16	$(7)	$37	$250	$25	$321
Total Project (Inception to Date)
Restructuring Costs	$545	$561	$1,242	$676	$154	$3,178
Implementation Costs	304	245	581	598	372	2,100
Total	$849	$806	$1,823	$1,274	$526	$5,278

Note 9. Debt and Borrowing Arrangements
Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2023		2022
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$346	5.5%	$2,209	4.7%
Bank loans	74	17.2%	90	9.1%
Total short-term borrowings	$420		$2,299

Our uncommitted credit lines and committed credit lines available as of December 31, 2023 and December 31, 2022 include:

	As of December 31,
	2023		2022
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$1,389	$74	$1,335	$90
Credit facility expiry:
February 22, 2023 (1)	—	—	2,500	—
March 11, 2023 (1)	—	—	2,000	—
February 21, 2024 (1)	1,500	—	—	—
July 29, 2025 (1) (2)	—	—	2,000	2,000
February 23, 2027 (1)	4,500	—	4,500	—
Various (3)	277	277	—	—

(1)We maintain a multi-year senior unsecured revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreement includes a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At December 31, 2023, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $39.3 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(2)On March 31, 2022, we entered into a supplemental term loan credit facility that can be utilized for general corporate purposes, including acquisitions. Under this agreement, we may draw up to a total of $2.0 billion in term loans from the facility. Amounts borrowed and repaid under the facility may not be reborrowed. On July 29, 2022, we drew down $2.0 billion in term loans bearing interest at a variable annual rate based on SOFR plus an applicable margin. We repaid $1.0 billion on March 3, 2023, $0.3 billion on April 3, 2023 and $0.7 billion on May 3, 2023 in term loans.
(3)On April 18, 2023, and subsequently amended on October 3, 2023, we entered into a credit facility secured by pledged deposits classified as long-term other assets. Draw downs on the facility bear a variable rate based on SOFR plus applicable margin. On April 25, 2023, we drew down $0.2 billion due July 26, 2025. On October 5, 2023, we drew down an additional $0.09 billion of which $0.02 billion is due on July 26, 2025 and $0.07 billion is due on August 26, 2028.

Long-Term Debt
Our long-term debt consisted of (interest rates are as of December 31, 2023):

	As of December 31,
	2023 (1)	2022
	(in millions)
U.S. dollar notes and term loans, 0.750% to 7.000% (weighted-average effective rate 3.018%), due through 2050	$9,562	$11,275
Euro notes, 0.000% to 2.375% (weighted-average effective rate 0.709%), due through 2041	7,916	7,666
Pound sterling notes, 3.875% to 4.500% (weighted-average effective rate 4.151%), due through 2045	333	316
Swiss franc notes, 0.615% to 1.125% (weighted-average effective rate 0.911%), due through 2025	386	638
Canadian dollar notes, 3.250% (effective rate 3.377%), due through 2025	452	442
Finance leases and other	339	297
Total	18,988	20,634
less: current portion of long-term debt	(2,101)	(383)
Long-term debt	$16,887	$20,251

(1) Amounts are shown net of unamortized premiums, discounts and bank fees of $(129) million and imputed interest on finance leases of $(33) million.

Over the next five years, aggregate principal maturities, including finance leases, of our term loans and long-term debt are (in millions):

2024	2025	2026	2027	2028	Thereafter	Total
$2,116	$2,252	$1,190	$1,610	$1,371	$10,611	$19,150

Tender Offers
During 2023, we did not complete any tender offers.

During 2022, we completed a tender offer in cash and redeemed $987 million of long-term U.S. dollar-denominated notes for the following amounts (in millions):

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

Debt Redemptions
During 2023, we did not complete any debt redemptions.

During 2022, we completed an early redemption of U.S. dollar denominated notes for the following amounts (in millions):

Interest Rate	Redemption Date	Maturity Date	Amount Redeemed	USD Equivalent
0.625%	March 2022	July 2022	$1,000	$1,000

Debt Repayments
During 2023, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
1.125%	December 2023	Fr.265	$306

During 2022, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.125%	September 2022 (1)	$500	$500
0.650%	July 2022	Fr.150	$156
Various	Various (2)	€381	$431

(1)Repaid by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelēz International, Inc.
(2)On January 3, 2022, we closed on our acquisition of Chipita and assumed and entirely paid down €0.4 billion ($0.4 billion) of Chipita's debt during the twelve months ended December 31, 2022.

Debt Issuances
During 2023, we did not complete any debt issuances.

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

	As of December 31,
	2023	2022
	(in millions)
Fair Value	$17,506	$20,217
Carrying Value	$19,408	$22,933

Interest and Other Expense, net
Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Interest expense, debt	$550	$428	$365
Loss on debt extinguishment and related expenses	1	129	137
Other income, net	(241)	(134)	(55)
Interest and other expense, net	$310	$423	$447

Note 10. Financial Instruments

Fair Value of Derivative Instruments
Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2023		2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$120	$57	$132	$35
Net investment hedge derivative contracts (1)	163	382	265	241
	$283	$439	$397	$276
Derivatives not designated as accounting hedges:
Currency exchange contracts	$195	$134	$185	$103
Commodity contracts	1,119	984	200	247
Interest rate contracts	—	2	8	—
Equity method investment contracts (2)	—	—	—	3
	$1,314	$1,120	$393	$353
Total fair value	$1,597	$1,559	$790	$629

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

Derivatives designated as accounting hedges above include cash flow and net investment hedge derivative contracts. Our currency exchange, commodity derivative and equity method investment contracts are economic hedges that are not designated as accounting hedges. We record derivative assets and liabilities on a gross basis on our consolidated balance sheets. We record the fair value of our derivative assets in the amount of $1,347 million and $377 million within other current assets and $250 million and $413 million within other assets as of December 31, 2023 and 2022, respectively. We record the fair value of our derivative liabilities in the amount of $1,209 million and $421 million within other current liabilities and $350 million and $208 million within other liabilities, as of December 31, 2023 and 2022, respectively.

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of December 31, 2023
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$61	$—	$61	$—
Commodity contracts	135	28	107	—
Interest rate contracts	61	—	61	—
Net investment hedge contracts	(219)	—	(219)	—
Total derivatives	$38	$28	$10	$—

	As of December 31, 2022
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$82	$—	$82	$—
Commodity contracts	(47)	(35)	(12)	—
Interest rate contracts	105	—	105	—
Net investment hedge contracts	24	—	24	—
Equity method investment contracts	(3)	—	(3)	—
Total derivatives	$161	$(35)	$196	$—

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

Derivative Volume
The gross notional values of our derivative instruments were:

	Notional Amount
	As of December 31,
	2023	2022
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2,860	$2,085
Forecasted transactions	5,550	5,470
Commodity contracts (1)	16,631	7,777
Interest rate contracts	2,384	4,147
Net investment hedges:
Net investment hedge derivative contracts	7,456	7,319
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,516	3,410
Swiss franc notes	386	638
Canadian dollar notes	453	443

(1) Prior year notional has been revised.

Cash Flow Hedges
Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 15, Reclassifications from Accumulated Other Comprehensive Income for further information on current period activity.

Based on current market conditions, we would expect to transfer gains of $21 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage
As of December 31, 2023, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 2 years, 8 months.

Hedges of Net Investments in International Operations

Net investment hedge (“NIH”) derivative contracts
We enter into cross-currency interest rate swaps and forwards to hedge certain investments in our non-U.S. operations against movements in exchange rates. As of December 31, 2023, the aggregate notional value of these NIH derivative contracts was $7.5 billion and their impact on other comprehensive earnings and net earnings during the years presented below were as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
After-tax gain/(loss) on NIH contracts (1)	$(185)	$396	$63

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the consolidated statement of cash flows.

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Amounts excluded from the assessment of hedge effectiveness (1)	$148	$116	$75

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

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Euro notes	$(81)	$162	$211
British pound sterling notes	—	45	3
Swiss franc notes	(41)	13	29
Canadian notes	(8)	25	(3)

Economic Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,			Recognized in Earnings
	2023	2022	2021
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$2	$(14)	$57	Interest and other expense, net
Forecasted transactions	17	117	80	Cost of sales
Forecasted transactions	18	17	(1)	Interest and other expense, net
Forecasted transactions	—	(1)	—	Selling, general and administrative expenses
Commodity contracts	262	157	385	Cost of sales
Equity method investment contracts	7	—	2	Gain on equity method investment contracts
Total	$306	$276	$523

Fair Value of Contingent Consideration

The following is a summary of our contingent consideration liability activity:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Liability at the beginning of the period	$642	$159	$55
Contingent consideration arising from acquisitions	—	440	145
Changes in fair value	128	44	(41)
Payments	(90)	—	—
Currency	—	(1)	—
Liability at the end of the period	$680	$642	$159

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of December 31, 2023
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$548	$—	$—	$548
Other (2)	132	—	—	132
Total contingent consideration	$680	$—	$—	$680

	As of December 31, 2022
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$452	$—	$—	$452
Other (2)	190	—	—	190
Total contingent consideration	$642	$—	$—	$642

(1)In connection with the Clif Bar acquisition, we entered into a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain net revenue, gross profit and EBITDA targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The other contingent consideration liabilities are recorded at fair value with $548 million and $452 million classified as long-term liabilities at December 31, 2023 and December 31, 2022, respectively. The estimated fair value of the contingent consideration obligation at the acquisition date was determined using a Monte Carlo simulation and recorded in other liabilities. Significant assumptions used in assessing the fair value of the liability include financial projections for net revenue, gross profit, and EBITDA, as well as discount and volatility rates. Fair value adjustments are primarily recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.
(2)The other contingent consideration liabilities are recorded at fair value, with $132 million and $102 million classified as other current liabilities at December 31, 2023 and December 31, 2022, respectively, and $88 million classified as long-term liabilities at December 31, 2022. The estimated fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, including management's latest estimate of forecasted future results. Other key assumptions included discount rate and volatility. Fair value adjustments are recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Refer to Note 2, Acquisitions and Divestitures for additional information.

Note 11. Benefit Plans

Pension Plans

Obligations and Funded Status
The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
	(in millions)
Projected benefit obligation at January 1	$1,193	$1,729	$6,878	$10,821
Service cost	3	5	54	88
Interest cost	64	51	303	172
Benefits paid	(45)	(39)	(424)	(461)
Settlements paid	(63)	(71)	—	—
Actuarial losses/(gains)	54	(482)	235	(2,844)
Divestitures/acquisitions	—	—	(6)	18
Currency	—	—	337	(957)
Other	—	—	27	41
Projected benefit obligation at December 31	1,206	1,193	7,404	6,878
Fair value of plan assets at January 1	1,265	1,826	7,389	11,021
Actual return on plan assets	114	(455)	423	(2,388)
Contributions	6	4	162	211
Benefits paid	(45)	(39)	(424)	(461)
Settlements paid	(63)	(71)	—	—
Divestitures	—	—	(4)	—
Currency	—	—	362	(992)
Other	—	—	(1)	(2)
Fair value of plan assets at December 31	1,277	1,265	7,907	7,389
Net pension assets at December 31	$71	$72	$503	$511

The accumulated benefit obligation, which represents benefits earned to the measurement date, for U.S. pension plans was $1.2 billion at December 31, 2023 and 2022. The accumulated benefit obligation for non-U.S. pension plans was $7.3 billion at December 31, 2023 and $6.8 billion at December 31, 2022.

The actuarial (gain)/loss for all pension plans in 2023 and 2022 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

The combined U.S. and non-U.S. pension plans resulted in a net pension asset of $574 million at December 31, 2023 and a net pension asset of $583 million at December 31, 2022. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2023	2022
	(in millions)
Prepaid pension assets	$1,043	$1,016
Other current liabilities	(32)	(30)
Accrued pension costs	(437)	(403)
	$574	$583

Certain of our U.S. and non-U.S. plans are underfunded with accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2023	2022	2023	2022
	(in millions)
Projected benefit obligation	$25	$31	$646	$531
Accumulated benefit obligation	25	31	594	492
Fair value of plan assets	2	2	201	135

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2023	2022	2023	2022
Discount rate	5.22%	5.55%	4.03%	4.51%
Expected rate of return on plan assets	6.25%	6.25%	5.54%	5.41%
Rate of compensation increase	4.00%	4.00%	3.22%	3.22%

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

Components of Net Periodic Pension Cost
Net periodic pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021
	(in millions)
Service cost	$3	$5	$6	$54	$88	$137
Interest cost	64	51	42	303	172	130
Expected return on plan assets	(99)	(79)	(72)	(403)	(353)	(419)
Amortization:
Net loss	—	6	17	42	57	130
Prior service cost/(benefit)	1	1	1	(1)	(2)	(6)
Curtailment expense/(credit) (1)	—	—	—	—	8	(17)
Settlement losses and other expenses	17	14	19	1	2	3
Net periodic pension (benefit)/cost	$(14)	$(2)	$13	$(4)	$(28)	$(42)

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

For the U.S. plans, we determine the expected return on plan assets component of net periodic (benefit)/cost using a calculated market return value that recognizes the cost over a four-year period. For our non-U.S. plans, we utilize a similar approach with varying cost recognition periods for some plans, and with others, we determine the expected return on plan assets based on asset fair values as of the measurement date.

We used the following weighted-average assumptions to determine our net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	5.55%	3.01%	2.73%	4.51%	1.74%	1.33%
Expected rate of return on plan assets	6.25%	4.50%	4.50%	5.41%	3.44%	3.90%
Rate of compensation increase	4.00%	4.00%	4.00%	3.22%	2.84%	3.16%

Plan Assets
The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2023
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$3	$3	$—	$—
Pooled funds - equity securities	935	863	72	—
Total equity securities	938	866	72	—
Government bonds	2,485	59	2,426	—
Pooled funds - fixed-income securities	839	718	121	—
Corporate bonds and other fixed-income securities	2,366	203	699	1,464
Total fixed-income securities	5,690	980	3,246	1,464
Real estate	249	182	—	67
Private equity	4	—	—	4
Cash and other	122	103	18	1
Total assets in the fair value hierarchy	$7,003	$2,131	$3,336	$1,536
Investments measured at net asset value	2,084
Total investments at fair value	$9,087

	As of December 31, 2022
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$3	$3	$—	$—
Non-U.S. equity securities	1	1	—	—
Pooled funds - equity securities	960	906	54	—
Total equity securities	964	910	54	—
Government bonds	2,495	48	2,447	—
Pooled funds - fixed-income securities	560	453	107	—
Corporate bonds and other fixed-income securities	2,296	144	612	1,540
Total fixed-income securities	5,351	645	3,166	1,540
Real estate	221	152	—	69
Private equity	4	—	—	4
Cash and other	106	100	5	1
Total assets in the fair value hierarchy	$6,646	$1,807	$3,225	$1,614
Investments measured at net asset value	1,892
Total investments at fair value	$8,538

We excluded plan assets of $97 million at December 31, 2023 and $117 million at December 31, 2022 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

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

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings/(losses), included:

Asset Category	January 1, 2023 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2023 Balance
	(in millions)
Corporate bond and other fixed-income securities	$1,540	$60	$(227)	$—	$98	$1,471
Real estate	70	(2)	—	—	(6)	62
Private equity and other	4	—	—	—	(1)	3
Total Level 3 investments	$1,614	$58	$(227)	$—	$91	$1,536

Asset Category	January 1, 2022 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2022 Balance
	(in millions)
Corporate bond and other fixed-income securities	$2,387	$(450)	$(148)	$—	$(249)	$1,540
Real estate	74	3	(1)	—	(6)	70
Private equity and other	5	—	—	—	(1)	4
Total Level 3 investments	$2,466	$(447)	$(149)	$—	$(256)	$1,614

The decrease in Level 3 pension plan investments during 2023 was related to net purchases, issuances and settlements of corporate bonds and other fixed income securities, partially offset by currency impact and net realized and unrealized gains. The decrease in Level 3 pension plan investments during 2022 was related to rising bond yields, benefits paid and currency impact.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2023	2022	2023	2022
Equity securities	15%	15%	16%	16%
Fixed-income securities	85%	85%	63%	63%
Real estate	—	—	4%	3%
Buy-in annuity policies	—	—	16%	17%
Cash	—	—	1%	1%
Total	100%	100%	100%	100%

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

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 14% equity securities, 53% fixed-income securities, 29% buy-in annuity policies and 4% real estate.

Employer Contributions
In 2023, we contributed $6 million to our U.S. pension plans and $141 million to our non-U.S. pension plans. In addition, employees contributed $21 million to our non-U.S. plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability. In 2024, we estimate that our pension contributions will be $4 million to our U.S. plans and $128 million to our non-U.S. plans based on current tax laws. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments
The estimated future benefit payments from our pension plans at December 31, 2023 were (in millions):

	2024	2025	2026	2027	2028	2029-2033
U.S. Plans	$152	$91	$91	$90	$90	$432
Non-U.S. Plans	429	420	434	441	445	2,283

Multiemployer Pension Plans
In accordance with obligations we have under collective bargaining agreements, we made contributions to multiemployer pension plans for continuing participation and these amounts were not material. Our contributions are based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and fund surcharges.

On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Bakery and Confectionery Union and Industry International Pension Fund totaling $491 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. Within interest and other expense, net, we recorded accreted interest of $10 million in 2023, and $11 million in 2022 and 2021. As of December 31, 2023, the remaining discounted withdrawal liability was $328 million, with $15 million recorded in other current liabilities and $313 million recorded in long-term other liabilities.

Other Costs
We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $66 million in 2023 and 2022 and $73 million in 2021.

Postretirement Benefit Plans

Obligations
Our postretirement health care plans are funded in the U.S. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2023	2022
	(in millions)
Accrued benefit obligation at January 1	$233	$317
Service cost	1	2
Interest cost	12	9
Benefits paid	(16)	(15)
Plan amendments	(22)	—
Currency	2	(5)
Actuarial losses/(gains)	(5)	(75)
Accrued benefit obligation at December 31	205	233
Fair value of plan assets at January 1	—	—
Employer Contributions	76	—
Benefit Payments	(12)	—
Actual Return on Assets	6	—
Fair value of plan assets at December 31	$70	$—

The current portion of our accrued postretirement benefit obligation of $11 million at December 31, 2023 and $16 million at December 31, 2022 was included in other current liabilities.

The actuarial (gain) for all postretirement plans in 2023 and 2022 was driven by gains related to assumption changes partially offset by losses related to a change in the discount rate used to measure the benefit obligations of those plans.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2023	2022	2023	2022
Discount rate	5.20%	5.53%	5.72%	6.07%
Expected rate of return on plan assets	7.25%	n/a	n/a	n/a
Health care cost trend rate assumed for next year	6.75%	7.00%	5.07%	5.98%
Ultimate trend rate	5.00%	5.00%	4.63%	4.70%
Year that the rate reaches the ultimate trend rate	2031	2031	2040	2040

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

Components of Net Periodic Postretirement Health Care Costs
The net periodic postretirement (benefit)/cost was $(5) million, $12 million and $14 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	5.53%	2.96%	2.68%	6.07%	3.81%	3.35%
Health care cost trend rate	7.00%	5.50%	5.75%	5.98%	5.72%	5.66%

Future Benefit Payments
Our estimated future benefit payments for our postretirement health care plans at December 31, 2023 were (in millions):

	2024	2025	2026	2027	2028	2029-2033
U.S. Plans	$11	$10	$10	$9	$9	$36
Non-U.S. Plans	4	5	5	5	5	27

Other Costs
We made contributions to multiemployer medical plans totaling $18 million in 2023, $17 million in 2022 and $19 million in 2021. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans
Obligations
Our postemployment plans are not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2023 and 2022 were:

	As of December 31,
	2023	2022
	(in millions)
Accrued benefit obligation at January 1	$47	$56
Service cost	4	4
Interest cost	3	2
Benefits paid	(25)	(14)
Actuarial losses/(gains)	63	(1)
Accrued benefit obligation at December 31	$92	$47

The accrued benefit obligation was determined using a weighted-average discount rate of 8.1% in 2023 and 6.3% in 2022, an assumed weighted-average ultimate annual turnover rate of 0.8% in 2023 and 0.4% in 2022, assumed compensation cost increases of 4.0% in 2023 and 4.0% in 2022 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Periodic Postemployment Costs
The net periodic postemployment cost was $4 million, zero and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the estimated net gain for the postemployment benefit plans that we expect to amortize from accumulated other comprehensive earnings/(losses) into net periodic postemployment costs during 2024 is approximately $4 million.

Note 12. Stock Plans

Under our Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”), we are authorized through May 21, 2024 to issue a maximum of 243.7 million shares of our Class A common stock (“Common Stock”) to employees and non-employee directors. As of December 31, 2023, there were 41.5 million shares available to be granted under the 2005 Plan.

Stock Options
We recorded compensation expense related to stock options held by our employees of $25 million in 2023, $20 million in 2022 and $23 million in 2021 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $4 million in 2023, $3 million in 2022 and $4 million in 2021. The unamortized compensation expense related to our employee stock options was $26 million at December 31, 2023 and is expected to be recognized over a weighted-average period of 1.7 years.

Our weighted-average Black-Scholes Model fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2023	4.18%	5 years	20.97%	2.32%	$13.57
2022	1.87%	5 years	22.05%	2.13%	$11.24
2021	0.57%	5 years	23.45%	2.20%	$9.08

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

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2021	27,751,894	$39.51		$527	million
Annual grant to eligible employees	2,412,710	56.13
Additional options issued	160,640	58.17
Total options granted	2,573,350	56.26
Options exercised (1)	(6,249,330)	33.68		$169	million
Options cancelled	(572,155)	49.65
Balance at December 31, 2021	23,503,759	42.65		$556	million
Annual grant to eligible employees	2,180,540	64.65
Additional options issued	63,490	64.39
Total options granted	2,244,030	64.64
Options exercised (1)	(4,780,086)	35.96		$142	million
Options cancelled	(477,453)	55.89
Balance at December 31, 2022	20,490,250	46.31		$417	million
Annual grant to eligible employees	2,452,110	65.36
Additional options issued	24,210	68.93
Total options granted	2,476,320	65.39
Options exercised (1)	(3,894,213)	39.59		$123	million
Options cancelled	(394,237)	59.41
Balance at December 31, 2023	18,678,120	49.96	5 years	$420	million
Exercisable at December 31, 2023	14,500,549	45.98	4 years	$384	million

(1)Cash received from options exercised was $152 million in 2023, $158 million in 2022 and $206 million in 2021. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $21 million in 2023, $22 million in 2022 and $24 million in 2021.

Deferred Stock Units, Performance Share Units and Other Stock-Based Awards
We recorded compensation expense related to DSUs, PSUs and other stock-based awards of $121 million in 2023, $100 million in 2022 and $98 million in 2021 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $18 million in 2023, $17 million in 2022 and $16 million in 2021. The unamortized compensation expense related to our DSUs, PSUs and other stock-based awards was $146 million at December 31, 2023 and is expected to be recognized over a weighted-average period of 1.7 years.

Our PSU, DSU and other stock-based award activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2021	4,896,990		$53.80
Annual grant to eligible employees:		Feb 18, 2021
Performance share units	903,250		59.35
Deferred stock units	550,090		56.13
Additional shares granted (1)	1,163,644	Various	53.76
Total shares granted	2,616,984		56.19	$147	million
Vested (2) (3)	(2,459,427)		49.59	$122	million
Forfeited (2)	(386,501)		57.52
Balance at December 31, 2021	4,668,046		57.04
Annual grant to eligible employees:		Feb 24, 2022
Performance share units	806,590		61.87
Deferred stock units	505,090		64.65
Additional shares granted (1)	836,117	Various	59.37
Total shares granted	2,147,797		61.55	$132	million
Vested (2) (3)	(1,925,556)		54.13	$104	million
Forfeited (2)	(438,613)		60.68
Balance at December 31, 2022	4,451,674		60.12
Annual grant to eligible employees:		Mar 2, 2023
Performance share units	895,410		68.59
Deferred stock units	578,570		65.36
Additional shares granted (1)	765,128	Various	65.99
Total shares granted	2,239,108		66.86	$150	million
Vested (2) (3)	(1,772,439)		61.92	$110	million
Forfeited (2)	(365,177)		62.66
Balance at December 31, 2023	4,553,166		62.53

(1)Includes PSUs and DSUs.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $3 million in 2023, $5 million in 2022 and $6 million in 2021.
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

Note 13. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Common Stock and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2023, 2022 and 2021. Shares of Common Stock issued, in treasury and outstanding, were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at January 1, 2021	1,996,537,778	(577,363,557)	1,419,174,221
Shares repurchased	—	(35,384,366)	(35,384,366)
Exercise of stock options and issuance of other stock awards	—	7,840,684	7,840,684
Balance at December 31, 2021	1,996,537,778	(604,907,239)	1,391,630,539
Shares repurchased	—	(31,556,510)	(31,556,510)
Exercise of stock options and issuance of other stock awards	—	5,817,062	5,817,062
Balance at December 31, 2022	1,996,537,778	(630,646,687)	1,365,891,091
Shares repurchased	—	(22,564,627)	(22,564,627)
Exercise of stock options and issuance of other stock awards	—	5,156,241	5,156,241
Balance at December 31, 2023	1,996,537,778	(648,055,073)	1,348,482,705

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2023, 64.7 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

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

During the year ended December 31, 2023, we repurchased approximately 22.6 million shares of Common Stock at an average cost of $69.49 per share, or an aggregate cost of approximately $1.6 billion, all of which was paid during the period except for approximately $20.9 million settled in January 2024. All share repurchases were funded through available cash and commercial paper issuances. As of December 31, 2023, we have approximately $4.4 billion in remaining share repurchase capacity.

Note 14. Commitments and Contingencies

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

As previously disclosed, in November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. As previously disclosed, we have been cooperating with the investigation in an effort to reach a negotiated resolution in this matter. In the fourth quarter of 2022, we had accrued (in accordance with U.S. GAAP), on a pre-tax basis, a liability of €300 million ($321 million) within other current liabilities in the consolidated balance sheet and selling, general and administrative expenses in the consolidated statement of earnings as an estimate of the possible cost to resolve this matter. During the fourth quarter of 2023, we determined that we are likely to achieve a resolution with the European Commission that is expected to result in a liability of approximately €340 million ($375 million) in total. We have adjusted our accrual, on a pre-tax basis, accordingly. In the event we achieve resolution as currently expected, we are likely to make payment in 2024. We do not anticipate any modification of our business practices and agreements that would have a material impact on its ongoing business operations within the European Union.

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of December 31, 2023 and December 31, 2022, we had no material third-party guarantees recorded on our consolidated balance sheets.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 15. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses/(gains) of $84 million in 2023, $21 million in 2022 and $(44) million in 2021.

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,808)	$(9,097)	$(8,655)
Currency translation adjustments	177	(659)	(481)
Reclassification to earnings related to:
Tax (expense)/benefit	52	(66)	23
Other comprehensive earnings/(losses)	229	(725)	(458)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	5	14	16
Balance at end of period	(9,574)	(9,808)	(9,097)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,105)	$(1,379)	$(1,874)
Net actuarial gain/(loss) arising during period	(229)	149	398
Tax (expense)/benefit on net actuarial gain/(loss)	39	(37)	(80)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	25	57	140
Settlement losses and other expenses (1)	18	16	22
Curtailment credit (1)	—	8	(17)
Tax (benefit) on reclassifications (3)	(11)	(21)	(34)
Currency impact	(60)	102	66
Other comprehensive earnings/(losses)	(218)	274	495
Balance at end of period	(1,323)	(1,105)	(1,379)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(34)	$(148)	$(161)
Net derivative gains/(losses)	(61)	160	163
Tax (expense)/benefit on net derivative gain/(loss)	(4)	(13)	—
Losses/(gains) reclassified into net earnings:
Currency exchange contracts (2)	—	8	—
Interest rate contracts (2)	48	(30)	(152)
Tax (benefit) on reclassifications (3)	4	(17)	(3)
Currency impact	(2)	6	5
Other comprehensive earnings/(losses)	(15)	114	13
Balance at end of period	(49)	(34)	(148)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,947)	$(10,624)	$(10,690)
Total other comprehensive earnings/(losses)	(4)	(337)	50
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	5	14	16
Other comprehensive earnings/(losses) attributable to Mondelēz International	1	(323)	66
Balance at end of period	$(10,946)	$(10,947)	$(10,624)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 11, Benefit Plans.
(2)These reclassified losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 16. Income Taxes

Earnings/(losses) from continuing operations before income taxes and the provision for income taxes consisted of:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Earnings/(losses) from continuing operations before income taxes:
United States	$1,500	$463	$519
Outside United States	4,380	2,765	3,850
	$5,880	$3,228	$4,369
Provision for income taxes:
United States federal:
Current	$667	$187	$297
Deferred	(167)	(17)	(31)
	500	170	266
State and local:
Current	123	78	89
Deferred	(50)	2	9
	73	80	98
Total United States	573	250	364

Outside United States:
Current	784	642	599
Deferred	180	(27)	227
Total outside United States	964	615	826

Total provision for income taxes	$1,537	$865	$1,190

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate as follows:

	For the Years Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State and local income taxes, net of federal tax benefit	(0.1)%	1.6%	1.1%
Foreign rate differences	2.0%	2.0%	(1.6)%
Changes in judgment on realizability of deferred tax assets	(0.1)%	(1.1)%	0.1%
Reversal of other tax accruals no longer required	(0.2)%	(1.4)%	(0.5)%
Tax accrual on investment in KDP (including tax impact of share sales)	2.8%	0.5%	4.7%
Excess tax benefits from equity compensation	(0.4)%	(0.8)%	(0.7)%
Tax legislation	1.4%	0.5%	2.3%
Business sales	(0.5)%	0.1%	—%
Foreign tax provisions under TCJA (GILTI, FDII and BEAT) (1)	0.6%	0.1%	0.8%
Tax impacts from the European Commission legal matter	(0.4)%	2.1%	—%
Non-deductible expenses and other, including buyout of Clif Bar ESOP	—%	2.2%	—%
Effective tax rate	26.1%	26.8%	27.2%
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

Our 2023 effective tax rate of 26.1% was higher due to a $125 million net tax expense incurred in connection with the KDP share sale during the first quarter of 2023 (the earnings were reported separately on our statement of earnings and thus not included in earnings before income taxes). Excluding these impacts, our effective tax rate was 24.0%, which reflects unfavorable foreign provisions under U.S. tax laws as well as both favorable and unfavorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The 24.0% included a $150 million net tax expense related to pre-tax gains and losses on KDP marketable securities. It also included a favorable discrete net tax benefit of $40 million, driven primarily by a $51 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $24 million benefit for the expected tax deduction on the European Commission legal matter, partially offset by a $63 million expense from updating our Swiss tax reform position in Switzerland as it relates to the 2024 tax year.

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

Our 2021 effective tax rate of 27.2% was higher due to the $187 million net tax expense incurred in connection with the KDP share sales during the second and third quarters. Excluding this impact, our effective tax rate was 23.0%, which reflects unfavorable provisions from the 2017 U.S. tax reform and taxes on earnings from equity method investments (these earnings are reported separately on our consolidated statements of earnings and not within earnings before income taxes), largely offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. The 23.0% includes a discrete net tax benefits of $2 million, primarily driven by a $47 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $44 million benefit from two U.S. tax returns amended to reflect new guidance from the U.S. Treasury Department, offset by $100 million net tax expense from the increase of our deferred tax liabilities resulting from enacted tax legislation (mainly in the United Kingdom).

Tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of:

	As of December 31,
	2023	2022
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$45	$83
Other employee benefits	155	156
Accrued expenses	632	649
Loss carryforwards	701	664
Tax credit carryforwards	803	786
Other	589	481
Total deferred income tax assets	2,925	2,819
Valuation allowance	(1,359)	(1,257)
Net deferred income tax assets	$1,566	$1,562
Deferred income tax liabilities:
Intangible assets, including impact from Swiss tax reform	$(3,094)	$(3,279)
Property, plant and equipment	(770)	(708)
Accrued pension costs	(62)	(57)
Other	(524)	(482)
Total deferred income tax liabilities	(4,450)	(4,526)
Net deferred income tax liabilities	$(2,884)	$(2,964)

Our significant valuation allowances are in the U.S. and Switzerland. The U.S. valuation allowance relates to excess foreign tax credits generated by the deemed repatriation under U.S. tax reform while the Swiss valuation allowance brings the allowed step-up of intangible assets recorded under Swiss tax reform to the amount more likely than not to be realized. Our total valuation allowance was $1,257 million as of January 1, 2023 and $1,359 million as of December 31, 2023. The $102 million net change consisted of $165 million additions less $63 million reductions.

At December 31, 2023, the Company has tax-effected loss carryforwards of $701 million, of which $29 million will expire at various dates between 2024 and 2043 and the remaining $672 million can be carried forward indefinitely.

As of December 31, 2023, the company is indefinitely reinvested in unremitted earnings of approximately $4.6 billion, of which approximately $1.3 billion has already been subject to U.S. tax but would incur approximately $95 million of local costs if repatriated, which has not been recognized in our financial statements. It is not practicable to quantify the total U.S. tax impact from all our indefinitely reinvested earnings. Future tax law changes or changes in the needs of our non-U.S. subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that are currently indefinitely reinvested.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
January 1	$424	$446	$442
Increases from positions taken during prior periods	33	16	31
Decreases from positions taken during prior periods	(35)	(9)	(21)
Increases from positions taken during the current period	55	48	47
Decreases relating to settlements with taxing authorities	(11)	(54)	(13)
Reductions resulting from the lapse of the applicable statute of limitations	(29)	(22)	(26)
Currency/other	5	(1)	(14)
December 31	$442	$424	$446

As of January 1, 2023, our unrecognized tax benefits were $424 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $352 million. Our unrecognized tax benefits were $442 million at December 31, 2023, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $348 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $45 million due to unfavorable audit developments or decrease by approximately $85 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $162 million as of January 1, 2023 and $173 million as of December 31, 2023. Our 2023 provision for income taxes included $11 million expense for interest and penalties.

In connection with the 2017 enacted U.S. tax reform, we recorded a $1.3 billion transition tax liability that is payable in installments through 2026. As of December 31, 2023, the remaining liability was approximately $570 million.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. U.S. federal, state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. The earliest year still open to examination by U.S. federal and state tax authorities is 2016 and years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): India (2005), Switzerland (2018), China (2013), the United Kingdom (2015) and Greece (2017).

Note 17. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions, except per share data)
Net earnings	$4,968	$2,726	$4,314
less: Noncontrolling interest earnings	(9)	(9)	(14)
Net earnings attributable to Mondelēz International	$4,959	$2,717	$4,300
Weighted-average shares for basic EPS	1,363	1,378	1,403
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	7	7	10
Weighted-average shares for diluted EPS	1,370	1,385	1,413
Basic earnings per share attributable to Mondelēz International	$3.64	$1.97	$3.06
Diluted earnings per share attributable to Mondelēz International	$3.62	$1.96	$3.04

We exclude antidilutive Mondelēz International stock options and long-term incentive plan shares from our calculation of weighted-average shares for diluted EPS, which are 2.9 million for the year ended December 31, 2023, 3.0 million for the year ended December 31, 2022 and 3.1 million for the year ended December 31, 2021.

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

Our segment net revenues and earnings, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Net revenues:
Latin America	$5,006	$3,629	$2,797
AMEA	7,075	6,767	6,465
Europe	12,857	11,420	11,156
North America	11,078	9,680	8,302
Net revenues	$36,016	$31,496	$28,720

Earnings before income taxes:
Operating income:
Latin America	$529	$388	$261
AMEA	1,113	929	1,054
Europe	1,978	1,481	2,092
North America	2,092	1,769	1,371
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	189	(326)	279
General corporate expenses	(356)	(245)	(253)
Amortization of intangible assets	(151)	(132)	(134)
Net gain on divestitures and acquisitions	108	—	8
Acquisition-related costs	—	(330)	(25)
Operating income	5,502	3,534	4,653
Benefit plan non-service income	82	117	163
Interest and other expense, net	(310)	(423)	(447)
Gain on marketable securities	606	—	—
Earnings before income taxes	$5,880	$3,228	$4,369

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

Total assets, depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Total assets:
Latin America (1)	$7,360	$6,164	$4,106
AMEA (1)	9,965	9,882	10,386
Europe (1)	22,990	22,713	20,927
North America (1)	25,557	26,603	23,321
Equity method investments	3,242	4,879	5,289
Unallocated assets and adjustments (2)	2,277	920	3,063
Total assets	$71,391	$71,161	$67,092

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

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Depreciation expense (1):
Latin America	$161	$117	$105
AMEA	164	169	173
Europe	255	256	257
North America	161	148	148
Total depreciation expense	$741	$690	$683

(1)Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the consolidated statement of cash flows for total depreciation and amortization expenses.

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Capital expenditures:
Latin America	$171	$113	$165
AMEA	259	229	208
Europe	415	355	409
North America	267	209	183
Total capital expenditures	$1,112	$906	$965

Geographic data for net revenues (recognized in the countries where products are sold from) and long-lived assets, excluding deferred taxes, goodwill, intangible assets and equity method investments, were:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Net revenues:
United States	$9,581	$8,315	$7,146
Other	26,435	23,181	21,574
Total net revenues	$36,016	$31,496	$28,720

	As of December 31,
	2023	2022	2021
	(in millions)
Long-lived assets:
United States	$2,226	$2,740	$1,851
United Kingdom	1,012	932	1,125
Mexico	1,331	1,170	927
Other	7,737	7,716	6,748
Total long-lived assets	$12,306	$12,558	$10,651

Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Year Ended December 31, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$1,193	$2,488	$4,429	$9,519	$17,629
Chocolate	1,357	2,690	6,225	347	10,619
Gum & Candy	1,509	893	812	1,212	4,426
Beverages	457	593	135	—	1,185
Cheese & Grocery	490	411	1,256	—	2,157
Total net revenues	$5,006	$7,075	$12,857	$11,078	$36,016

	For the Year Ended December 31, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$1,013	$2,515	$3,818	$8,262	$15,608
Chocolate	1,003	2,520	5,646	317	9,486
Gum & Candy	840	780	691	1,101	3,412
Beverages	409	572	119	—	1,100
Cheese & Grocery	364	380	1,146	—	1,890
Total net revenues	$3,629	$6,767	$11,420	$9,680	$31,496

	For the Year Ended December 31, 2021 (1)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$799	$2,254	$3,354	$7,145	$13,552
Chocolate	758	2,395	5,836	282	9,271
Gum & Candy	567	816	614	875	2,872
Beverages	359	550	126	—	1,035
Cheese & Grocery	314	450	1,226	—	1,990
Total net revenues	$2,797	$6,465	$11,156	$8,302	$28,720
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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2023, based on the criteria in Internal Control Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report that appears under Item 8.

February 2, 2024

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2023. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(c) Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2023, no such plans or other arrangements were adopted or terminated.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance – Governance Guidelines,” “Corporate Governance – Codes of Conduct,” “Board Committees and Membership – Audit Committee” and “Ownership of Equity Securities – Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 22, 2024 (“2024 Proxy Statement”). All of this information from the 2024 Proxy Statement is incorporated by reference into this Annual Report.

Item 11.   Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership – People and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “People and Compensation Committee Report for the Year Ended December 31, 2023” and “CEO Pay Ratio” in our 2024 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of grants issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2023 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,231,286	$49.96	41,500,000

(1)Includes outstanding options, deferred stock units and performance share units and excludes restricted stock.
(2)Weighted average exercise price of outstanding options only.
(3)Shares available for grant under our Amended and Restated 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2024 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2024 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.   Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2024 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

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

4.1
Description of the Registrant's capital stock and debt securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 3, 2023).

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

125

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

126

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

10.11
Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of February 3, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.12
2021 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 28, 2021).+

10.13
2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2022).+

10.14
2023 Form of Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023).+

10.15
2021 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 28, 2021).+

10.16
2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2022).+

10.17
2023 Form of Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023).+

10.18
2021 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 28, 2021).+

10.19
2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2022).+

10.20
2023 Form of Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023).+

10.21
Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.22
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan I, dated December 20, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.23
Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.24
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan II, dated December 20, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.25
Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.26
Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.27
Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.28
Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

127

10.29
Mondelēz International, Inc. Change in Control Plan for Key Executives, amended May 14, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019).+

10.30
Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.31
Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.32
Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.33
Offer of Employment Letter, between the Registrant and Dirk Van de Put, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2017).+

10.34
Offer of Employment Letter, between Mondelēz Global LLC and Paulette Alviti, dated April 12, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018).+

10.35
International Permanent Transfer Letter, between Mondelēz Global LLC and Luca Zaramella, effective August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018).+

10.36
Employment Letter, between Mondelez Europe and Vinzenz P. Gruber, dated November 29, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.37
Offer of Employment Letter, between the Registrant and Gustavo Valle, dated January 6, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.38
Offer of Employment Letter, between Mondelēz Global LLC and Laura Stein, dated November 9, 2020 (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 5, 2021).+

10.39
Offer of Employment Letter, between Mondelēz Global LLC and Mariano Lozano, dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 26, 2022).+

10.40
Offer of Employment Letter, between the Registrant and Daniel E. Ramos, dated September 27, 2022 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 3, 2023).+

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

21.1	Subsidiaries of the Registrant, as of December 31, 2023.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
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

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Mondelēz International, Inc. Dodd-Frank Clawback Policy, dated July 18, 2023.
97.2	Mondelēz International, Inc. Compensation Recoupment Policy, dated February 18, 2019.
101
The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

128

104	The cover page from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

129

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By:	/s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer)

Date: February 2, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DIRK VAN DE PUT	Director, Chairman and Chief Executive Officer	February 2, 2024
(Dirk Van de Put)
/s/ LUCA ZARAMELLA	Executive Vice President and Chief Financial Officer	February 2, 2024
(Luca Zaramella)
/s/ MICHAEL CALL	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 2, 2024
(Michael Call)
/s/ CEES ‘t HART	Director	February 2, 2024
(Cees ‘t Hart)
/s/ LEWIS W.K. BOOTH	Director	February 2, 2024
(Lewis W.K. Booth)
/s/ CHARLES E. BUNCH	Director	February 2, 2024
(Charles E. Bunch)
/s/ ERTHARIN COUSIN	Director	February 2, 2024
(Ertharin Cousin)
/s/ JORGE S. MESQUITA	Director	February 2, 2024
(Jorge S. Mesquita)
/s/ ANINDITA MUKHERJEE	Director	February 2, 2024
(Anindita Mukherjee)
/s/ JANE HAMILTON NIELSEN	Director	February 2, 2024
(Jane Hamilton Nielsen)
/s/ PATRICK T. SIEWERT	Director	February 2, 2024
(Patrick T. Siewert)
/s/ MICHAEL A. TODMAN	Director	February 2, 2024
(Michael A. Todman)

130