Form 10-Q
period 2024-03-31
Mondelez International, Inc.
filed 2024-04-30
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

At April 25, 2024, there were 1,341,359,018 shares of the registrant’s Class A Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net revenues	$9,290	$9,166
Cost of sales	(4,540)	(5,720)
Gross profit	4,750	3,446
Selling, general and administrative expenses	(1,938)	(1,855)
Asset impairment and exit costs	(47)	(47)
Amortization of intangible assets	(38)	(39)
Operating income	2,727	1,505
Benefit plan non-service income	23	19
Interest and other expense, net	(68)	(95)
Gain on marketable securities	—	796
Earnings before income taxes	2,682	2,225
Income tax provision	(632)	(658)
(Loss)/gain on equity method investment transactions including impairments	(665)	487
Equity method investment net earnings	31	35
Net earnings	1,416	2,089
less: Noncontrolling interest earnings	(4)	(8)
Net earnings attributable to Mondelēz International	$1,412	$2,081
Per share data:
Basic earnings per share attributable to Mondelēz International	$1.05	$1.52
Diluted earnings per share attributable to Mondelēz International	$1.04	$1.52

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net earnings	$1,416	$2,089
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(222)	151
Pension and other benefit plans	38	(6)
Derivative cash flow hedges	(8)	(10)
Total other comprehensive earnings/(losses)	(192)	135
Comprehensive earnings/(losses)	1,224	2,224
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(2)	10
Comprehensive earnings/(losses) attributable to Mondelēz International	$1,226	$2,214

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,376	$1,810
Trade receivables, less allowance ($48 and $66, respectively)	3,998	3,634
Other receivables, less allowance ($40 and $50, respectively)	816	878
Inventories, net	3,562	3,615
Other current assets	9,674	1,766
Total current assets	19,426	11,703
Property, plant and equipment, net	9,574	9,694
Operating lease right-of-use assets	640	683
Goodwill	23,539	23,896
Intangible assets, net	19,614	19,836
Prepaid pension assets	1,068	1,043
Deferred income taxes	240	408
Equity method investments	2,440	3,242
Other assets	1,083	886
TOTAL ASSETS	$77,624	$71,391
LIABILITIES
Short-term borrowings	$259	$420
Current portion of long-term debt	2,024	2,101
Accounts payable	8,618	8,321
Accrued marketing	2,791	2,683
Accrued employment costs	928	1,158
Other current liabilities	10,668	4,330
Total current liabilities	25,288	19,013
Long-term debt	16,781	16,887
Long-term operating lease liabilities	504	537
Deferred income taxes	3,408	3,292
Accrued pension costs	395	437
Accrued postretirement health care costs	125	124
Other liabilities	2,609	2,735
TOTAL LIABILITIES	49,110	43,025
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value ( 5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,163	32,216
Retained earnings	35,074	34,236
Accumulated other comprehensive losses	(11,132)	(10,946)
Treasury stock, at cost (652,553,982 and 648,055,073 shares, respectively)	(27,623)	(27,174)
Total Mondelēz International Shareholders’ Equity	28,482	28,332
Noncontrolling interest	32	34
TOTAL EQUITY	28,514	28,366
TOTAL LIABILITIES AND EQUITY	$77,624	$71,391
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended March 31, 2024
Balances at January 1, 2024	$—	$32,216	$34,236	$(10,946)	$(27,174)	$34	$28,366
Comprehensive earnings/(losses):
Net earnings	—	—	1,412	—	—	4	1,416
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(186)	—	(6)	(192)
Exercise of stock options and issuance of other stock awards	—	(53)	1	—	117	—	65
Common Stock repurchased	—			—	(566)	—	(566)
Cash dividends declared ($0.425 per share)	—	—	(575)	—	—	—	(575)
Dividends paid on noncontrolling interest and other activities	—	—		—	—	—	—
Balances at March 31, 2024	$—	$32,163	$35,074	$(11,132)	$(27,623)	$32	$28,514
Three Months Ended March 31, 2023
Balances at January 1, 2023	$—	$32,143	$31,481	$(10,947)	$(25,794)	$37	$26,920
Comprehensive earnings/(losses):
Net earnings	—	—	2,081	—	—	8	2,089
Other comprehensive earnings/(losses), net of income taxes	—	—	—	133	—	2	135
Exercise of stock options and issuance of other stock awards	—	(31)	(8)	—	93	—	54
Common Stock repurchased	—	—	—	—	(409)	—	(409)
Cash dividends declared ($0.385 per share)	—	—	(528)	—	—	—	(528)
Dividends paid on noncontrolling interest and other activities	—	—	14	—	—	(1)	13
Balances at March 31, 2023	$—	$32,112	$33,040	$(10,814)	$(26,110)	$46	$28,274

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$1,416	$2,089
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	319	303
Stock-based compensation expense	31	38
Deferred income tax provision	270	199
Asset impairments and accelerated depreciation	6	18
Loss/(gain) on equity method investment transactions including impairments	665	(487)
Equity method investment net earnings	(31)	(35)
Distributions from equity method investments	81	102
Unrealized gain on derivative contracts	(1,134)	(67)
Gain on marketable securities	—	(787)
Other non-cash items, net	38	25
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(395)	(590)
Inventories, net	(16)	(232)
Accounts payable	419	216
Other current assets	(330)	(137)
Other current liabilities	45	517
Change in pension and postretirement assets and liabilities, net	(60)	(49)
Net cash provided by operating activities	1,324	1,123
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(299)	(223)
Acquisitions, net of cash received	—	1
Proceeds from divestitures including equity method and marketable security investments	4	1,034
Proceeds from derivative settlements	71	61
Payments for derivative settlements	(32)	(5)
Contributions to investments	(192)	(246)
Proceeds from sale of property, plant and equipment and other	2	14
Net cash provided by/(used in) investing activities	(446)	636
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Net (repayments)/issuances of short-term borrowings	(166)	156
Long-term debt proceeds	547	—
Long-term debt repayments	(534)	(1,036)
Repurchases of Common Stock	(568)	(399)
Dividends paid	(578)	(529)
Other	76	51
Net cash used in financing activities	(1,223)	(1,757)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	(11)
Cash, cash equivalents and restricted cash:
Decrease	(422)	(9)
Balance at beginning of period	1,884	1,948
Balance at end of period	$1,462	$1,939

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

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

War in Ukraine
In February 2022, Russia began a military invasion of Ukraine and we closed our operations and facilities in Ukraine. In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. We continue to make targeted repairs on both our plants and have partially reopened and restarted production in both plants. We also continue to support our Ukraine employees, including paying salaries to those not yet able to return to work until production returns. We continue to consolidate both our Ukrainian and Russian subsidiaries and continue to evaluate our ability to control our operating activities and businesses on an ongoing basis. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the ongoing effects of the war in Ukraine, and its impact on the global economic environment, our estimates could be significantly different than future performance.

Highly Inflationary Accounting
Within our consolidated entities, Argentina and Türkiye (Turkey) are accounted for as highly inflationary economies. Argentina and Türkiye represent 1.4% and 0.9% of our consolidated net revenues with remeasurement losses of $2 million and $6 million for the three months ended March 31, 2024, respectively. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $86 million as of March 31, 2024 and $74 million as of December 31, 2023. Total cash, cash equivalents and restricted cash was $1,462 million as of March 31, 2024 and $1,884 million as of December 31, 2023.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2024	$(66)	$(50)	$(15)
Net recovery for expected credit losses	15	10	—
Write-offs charged against the allowance	2	—	—
Currency	1	—	—
Balance at March 31, 2024	$(48)	$(40)	$(15)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $473 million as of March 31, 2024 and $262 million as of December 31, 2023. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $12 million in operating lease and $22 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2024 and $39 million in operating lease and $27 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2023.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. We have been informed by the participating financial institutions that our outstanding accounts payable related to suppliers that participate in the SCF programs was $2.5 billion and $2.4 billion, respectively, as of March 31, 2024 and December 31, 2023.

New Accounting Pronouncements
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

Note 2. Divestitures

Developed Market Gum
On October 1, 2023, we completed the sale of our developed market gum business in the United States, Canada and Europe to Perfetti Van Melle Group, excluding the Portugal business which we sold on October 23, 2023 after obtaining regulatory approval.

We recorded divestiture-related costs of $4 million in the three months ended March 31, 2024 and divestiture-related costs of $30 million in the three months ended March 31, 2023.

This disposition was not considered a strategic shift that would have a major effect on our operations or financial results; therefore, the results of the disposed business were not classified as discontinued operations.

Note 3. Inventories

Inventories consisted of the following:

	As of March 31, 2024	As of December 31, 2023
	(in millions)
Raw materials	$1,003	$973
Finished product	2,718	2,790
	3,721	3,763
Inventory reserves	(159)	(148)
Inventories, net	$3,562	$3,615
Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31, 2024	As of December 31, 2023
	(in millions)
Land and land improvements	$376	$384
Buildings and building improvements	3,446	3,452
Machinery and equipment	12,693	12,736
Construction in progress	1,084	1,118
	17,599	17,690
Accumulated depreciation	(8,025)	(7,996)
Property, plant and equipment, net	$9,574	$9,694

For the three months ended March 31, 2024, capital expenditures of $299 million excluded $418 million of accrued capital expenditures remaining unpaid at March 31, 2024 and included payment for a portion of the $471 million of capital expenditures that were accrued and unpaid at December 31, 2023. For the three months ended March 31, 2023, capital expenditures of $223 million excluded $290 million of accrued capital expenditures remaining unpaid at March 31, 2023 and included payment for a portion of the $324 million of capital expenditures that were accrued and unpaid at December 31, 2022.

Note 5. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
	(in millions)
January 1, 2023	$1,421	$3,132	$8,009	$10,888	$23,450
Currency	180	(67)	341	19	473
Acquisitions (1)	6	—	—	(33)	(27)
Balance at December 31, 2023	$1,607	$3,065	$8,350	$10,874	$23,896
Currency	18	(80)	(279)	(16)	(357)
Balance at March 31, 2024	$1,625	$2,985	$8,071	$10,858	$23,539
(1)Purchase price allocation adjustments for Ricolino and Clif Bar during 2023.

Intangible Assets
Intangible assets consisted of the following:

	As of March 31, 2024			As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Definite-life intangible assets	$3,304	$(2,174)	$1,130	$3,322	$(2,155)	$1,167
Indefinite-life intangible assets (1)	18,484	—	18,484	18,669	—	18,669
Total	$21,788	$(2,174)	$19,614	$21,991	$(2,155)	$19,836
(1)In 2023, we recorded $26 million of intangible asset impairment charges related to a chocolate brand in the North America segment for $20 million and a biscuit brand in the Europe segment for $6 million in the third quarter.

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $38 million for the three months ended March 31, 2024 and $39 million for the three months ended March 31, 2023. For the next five years, we currently estimate annual amortization expense of approximately $125 million in 2024-2026 and approximately $90 million in 2027 and 2028 (reflecting March 31, 2024 exchange rates).

Impairment Assessment:
We test our reporting units and brands for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. During the first quarter of 2024, we evaluated our goodwill impairment and intangible asset impairment risk through an assessment of potential triggering events. We considered qualitative and quantitative information in our assessment. We concluded there were no impairment indicators.

During our 2023 annual indefinite-life intangible asset testing, we identified thirteen brands that each had a fair value in excess of book value of 10% or less. The aggregate book value of the thirteen brands was $3.6 billion as of March 31, 2024, of which $1.9 billion is related to five recently acquired brands. We believe our current plans for each of these brands will support the current carrying values, but if plans to grow brand earnings and expand margin are not met or specific valuation factors outside of our control, such as discount rates, change then a brand or brands could become impaired in the future.

Note 6. Investments

Marketable Securities
On March 2, 2023, we sold approximately 30 million shares of Keurig Dr Pepper Inc. (NASDAQ: "KDP"), which reduced our ownership interest by 2.1 percentage points, from 5.3% to 3.2% of the total outstanding shares. We received approximately $1.0 billion in proceeds and recorded a pre-tax gain on equity method transactions of $493 million ($368 million after-tax) on this sale during the first quarter of 2023. This reduction in ownership, to below 5% of the outstanding shares, resulted in a change of accounting for our KDP investment, from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") as we no longer had significant influence over KDP. Marketable securities are measured at fair value based on quoted prices in active markets for identical assets (Level 1). Subsequently in 2023, we sold the remainder of our shares of KDP and exited our investment in the company.

Pre-tax gains for marketable securities are summarized below:

Three Months Ended March 31, 2023
(in millions)
Unrealized gain on marketable securities held as of the end of the period	$787
Dividend income and other	9
Total gain on marketable securities	$796

We reported no marketable securities as of March 31, 2024 and $1.6 billion as of March 31, 2023 in Other current assets in the condensed consolidated balance sheet.

Equity Method Investments
Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of March 31, 2024, we owned 17.7%, 50.0% and 49.0%, respectively, of these companies' outstanding shares. We continue to have board representation with two directors on JDEP's Board of Directors and have retained certain additional governance rights. As we continue to have significant influence, we continue to account for our investment in JDEP under the equity method.

Our investments accounted for under the equity method of accounting totaled $2.4 billion as of March 31, 2024 and $3.2 billion as of December 31, 2023. We recorded equity earnings of $31 million and cash dividends of $81 million in the three months ended March 31, 2024, and equity earnings of $35 million and cash dividends of $102 million in the three months ended March 31, 2023.

During the three months ended March 31, 2024, we determined there was an other-than-temporary impairment based on the period of time for which the quoted market price fair value has been less than the carrying value of the investment and the uncertainty surrounding JDEP's stock price recovering to the carrying value. As a result, the investment was written down to its estimated fair value based on the closing price of the underlying equity security of €19.46 per share on March 28, 2024, resulting in an impairment charge of €612 million ($665 million). This charge was included within (Loss)/gain on equity method investment transactions including impairments in the condensed consolidated statement of earnings. Any potential future impairments of JDEP will continue to be assessed based upon the other-than-temporary impairment criteria. There was no other than temporary impairment identified in 2023.

JDEP Transactions
On March 30, 2023, we issued options to sell shares of JDEP in tranches equivalent to approximately 7.7 million shares. These options were exercisable at their maturities which were between July 3, 2023 and September 29, 2023, with strike prices ranging from €26.10 to €28.71 per share. Subsequent to the three months ended March 31, 2023, we exercised options on 2.2 million of the 7.7 million shares.

In 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity in September 2024 at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDEP’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDEP's shares, this would represent approximately 8.5 million shares or approximately 10% of our equity interest in JDEP as of March 31, 2024. Refer to Note 9, Financial Instruments, for further details on this transaction.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and implementation charges of $5.3 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2024.

Restructuring Costs
The Simplify to Grow Program liability activity for the three months ended March 31, 2024 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability balance, January 1, 2024	$191	$—	$191
Charges (2)	41	1	42
Cash spent (3)	(13)	—	(13)
Non-cash settlements/adjustments (4)	—	(1)	(1)
Currency	(4)	—	(4)
Liability balance, March 31, 2024 (5)	$215	$—	$215

(1)Includes gains as a result of assets sold which are included in the restructuring program.
(2)We recorded restructuring charges of $42 million in the three months ended March 31, 2024 and restructuring charges of $30 million in the three months ended March 31, 2023 within asset impairment and exit costs and benefit plan non-service income.
(3)We spent $13 million in the three months ended March 31, 2024 and $18 million in the three months ended March 31, 2023 in cash severance and related costs.
(4)We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments, including any gains on sale of restructuring program assets, which totaled a charge of $1 million in the three months ended March 31, 2024 and a charge of $1 million in the three months ended March 31, 2023.
(5)At March 31, 2024, $119 million of our net restructuring liability was recorded within other current liabilities and $96 million was recorded within other long-term liabilities.

Implementation Costs
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with additional information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $11 million in the three months ended March 31, 2024 and $5 million in the three months ended March 31, 2023. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs
During the three months ended March 31, 2024 and March 31, 2023, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended March 31, 2024
Restructuring Costs	$2	$1	$40	$—	$(1)	$42
Implementation Costs	—	—	1	4	6	11
Total	$2	$1	$41	$4	$5	$53
For the Three Months Ended March 31, 2023
Restructuring Costs	$—	$1	$30	$(1)	$—	$30
Implementation Costs	—	—	—	—	5	5
Total	$—	$1	$30	$(1)	$5	$35
Total Project (Inception to Date)
Restructuring Costs	$547	$562	$1,282	$676	$153	$3,220
Implementation Costs	304	245	582	602	378	2,111
Total	$851	$807	$1,864	$1,278	$531	$5,331

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2024		As of December 31, 2023
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$204	5.5%	$346	5.5%
Bank loans	55	13.3%	74	17.2%
Total short-term borrowings	$259		$420

Our uncommitted credit lines and committed credit lines available as of March 31, 2024 and December 31, 2023 include:

	As of March 31, 2024		As of December 31, 2023
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities (1)	$923	$55	$906	$74
Credit facilities:
February 19, 2025 (2)	1,500	—	1,500	—
February 23, 2027 (2)	4,500	—	4,500	—
Various (3)	277	277	277	277

(1)Prior year facility amount has been revised.
(2)We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At March 31, 2024, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $39.6 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(3)On April 18, 2023, and subsequently amended on October 3, 2023, we entered into a credit facility secured by pledged deposits classified as long-term other assets. Draw downs on the facility bear a variable rate based on SOFR plus applicable margin. On April 5, 2024, we drew down $0.15 billion which is due on February 15, 2029.

Debt Repayments
During the three months ended March 31, 2024, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.125%	March 2024	$500	$500

During the three months ended March 31, 2023, we did not complete any debt repayments.

Debt Issuances
During the three months ended March 31, 2024, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
February 2024	4.750%	February 2029	$550	$550

(1)Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.

During the three months ended March 31, 2023, we did not complete any debt issuances.

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of March 31, 2024	As of December 31, 2023
	(in millions)
Fair Value	$16,940	$17,506
Carrying Value	$19,064	$19,408

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Interest expense, debt	$122	$153
Other income, net	(54)	(58)
Interest and other expense, net	$68	$95

Other income, net includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts. Refer to Note 9, Financial Instruments.

Note 9. Financial Instruments

Fair Value of Derivative Instruments
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2024		As of December 31, 2023
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$133	$55	$120	$57
Currency exchange contracts	—	1	—	—
Net investment hedge derivative contracts (1)	194	195	163	382
	$327	$251	$283	$439
Derivatives not designated as accounting hedges:
Currency exchange contracts	$210	$114	$195	$134
Commodity contracts	8,722	7,486	1,119	984
Interest rate contracts	1	3	—	2
Equity method investment contracts (2)	—	—	—	—
	$8,933	$7,603	$1,314	$1,120
Total fair value	$9,260	$7,854	$1,597	$1,559

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
(2)Equity method investment contracts consist of the bifurcated embedded derivative option that was a component of the September 20, 2021 €300 million exchangeable bonds issuance and terminates on September 20, 2024. Refer to Note 8, Debt and Borrowing Arrangements..

We recorded the fair value of our derivative instruments in the condensed consolidated balance sheet as follows:

	As of March 31, 2024	As of December 31, 2023
	(in millions)
Other current assets	$8,969	$1,347
Other assets	291	250
Other current liabilities	7,637	1,209
Other liabilities	217	350

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of March 31, 2024
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$95	$—	$95	$—
Commodity contracts	1,236	(101)	1,337	—
Interest rate contracts	76	—	76	—
Net investment hedge contracts	(1)	—	(1)	—
Total derivatives	$1,406	$(101)	$1,507	$—

	As of December 31, 2023
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$61	$—	$61	$—
Commodity contracts	135	28	107	—
Interest rate contracts	61	—	61	—
Net investment hedge contracts	(219)	—	(219)	—
Total derivatives	$38	$28	$10	$—

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

Derivative Volume
The notional values of our hedging instruments were:

	Notional Amount
	As of March 31, 2024	As of December 31, 2023
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$7,133	$2,860
Forecasted transactions	6,079	5,550
Commodity contracts	18,833	16,631
Interest rate contracts	3,636	2,384
Net investment hedges:
Net investment hedge derivative contracts	8,034	7,456
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,437	3,516
Swiss franc notes	361	386
Canadian dollar notes	443	453

Cash Flow Hedges
Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 13, Reclassifications from Accumulated Other Comprehensive Income for additional information on current period activity. Based on current market conditions, we would expect to transfer gains of $41 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage
As of March 31, 2024, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years, 9 months.

Hedges of Net Investments in International Operations

Net investment hedge ("NIH") derivative contracts
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of March 31, 2024 was $8.0 billion.

Net investment hedge derivative contract impacts on other comprehensive earnings and net earnings were:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
After-tax gain/(loss) on NIH contracts (1)	$169	$(5)

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Amounts excluded from the assessment of hedge effectiveness (1)	$41	$36

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

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Euro notes	$61	$(33)
Swiss franc notes	20	(5)
Canadian notes	8	(1)

Economic Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,		Location of Gain/(Loss) Recognized in Earnings
	2024	2023
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$56	$22	Interest and other expense, net
Forecasted transactions	25	2	Cost of sales
Forecasted transactions	—	5	Interest and other expense, net
Forecasted transactions	7	(5)	Selling, general and administrative expenses
Commodity contracts	1,184	(2)	Cost of sales
Equity method investment contracts	—	2	Gain on equity method investment transactions
Total	$1,272	$24

Fair Value of Contingent Consideration
The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Liability at beginning of period	$680	$642
Changes in fair value	23	17
Liability at end of period	$703	$659

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2024
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$560	$—	$—	$560
Other (2)	143	—	—	143
Total contingent consideration	$703	$—	$—	$703

	As of December 31, 2023
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$548	$—	$—	$548
Other (2)	132	—	—	132
Total contingent consideration	$680	$—	$—	$680

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
(2)The other contingent consideration liabilities are recorded at fair value, with $143 million and $132 million classified as other current liabilities at March 31, 2024 and December 31, 2023, respectively. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, including management's latest estimate of forecasted future results. Other key assumptions included discount rate and volatility. Fair value adjustments are recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings.

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Service cost	$1	$1	$15	$14
Interest cost	15	15	71	76
Expected return on plan assets	(23)	(25)	(108)	(102)
Amortization:
Net loss from experience differences	—	—	16	11
Prior service cost	—	1	—	—
Settlement losses and other expenses	6	5	—	—
Net periodic pension benefit	$(1)	$(3)	$(6)	$(1)

Employer Contributions
During the three months ended March 31, 2024, we contributed $1 million to our U.S. pension plans and $46 million to our non-U.S. pension plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of March 31, 2024, we plan to make further contributions of approximately $3 million to our U.S. plans and $83 million to our non-U.S. plans for the remainder of 2024. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans
On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Bakery and Confectionery Union and Industry International Pension Fund totaling $491 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $2 million for the three months ended March 31, 2024 and $3 million for the three months ended March 31, 2023, within interest and other expense, net. As of March 31, 2024, the remaining discounted withdrawal liability was $324 million, with $16 million recorded in other current liabilities and $308 million recorded in long-term other liabilities.

Postretirement and Postemployment Benefit Plans
The net periodic postretirement (benefit)/cost was $(3) million for the three months ended March 31, 2024 and zero for the three months ended March 31, 2023. The net periodic postemployment cost was $5 million for the three months ended March 31, 2024 and $1 million for the three months ended March 31, 2023.

Note 11. Stock Plans

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2024	18,678,120	$49.96	5 years	$420	million
Annual grant to eligible employees	2,261,810	73.13
Total options granted	2,261,810	73.13
Options exercised (1)	(1,866,312)	42.39		$59	million
Options canceled	(118,999)	52.53
Balance at March 31, 2024	18,954,619	53.46	6 years	$321	million

(1)Cash received from options exercised was $79 million in the three months ended March 31, 2024. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $10 million in the three months ended March 31, 2024.

Performance Share Units and Other Stock-Based Awards
Our performance share unit (PSU), deferred stock unit (DSU) and other stock-based activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2024	4,553,166		$62.53
Annual grant to eligible employees:		Feb 27, 2024
Performance share units	787,110		75.05
Deferred stock units	571,490		73.13
Additional shares granted (1)	916,501	Various	62.62
Total shares granted	2,275,101		69.56	$158	million
Vested (2) (3)	(1,946,086)		58.58	$114	million
Forfeited (2)	(82,258)		63.66
Balance at March 31, 2024	4,799,923		67.44

(1)Includes PSUs and DSUs.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $7 million in the three months ended March 31, 2024.
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

Share Repurchase Program
Effective January 1, 2023, our Board of Directors approved a program authorizing the repurchase of $6.0 billion of our Common Stock through December 31, 2025. During the year ended December 31, 2023, we repurchased approximately $1.6 billion of Common Stock pursuant to this authorization. Repurchases under the program are determined by management and are wholly discretionary.

During the three months ended March 31, 2024, we repurchased approximately 7.7 million shares of Common Stock at an average cost of $72.99 per share, or an aggregate cost of approximately $563 million, all of which was paid during the period except for approximately $15 million settled in April 2024. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2024, we have approximately $3.9 billion in remaining share repurchase capacity.

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

As previously disclosed, in November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. As previously disclosed, we have been cooperating with the investigation in an effort to reach a negotiated resolution in this matter. In the fourth quarter of 2022, we had accrued (in accordance with U.S. GAAP), on a pre-tax basis, a liability of €300 million ($321 million) within other current liabilities in the consolidated balance sheet and selling, general and administrative expenses in the consolidated statement of earnings as an estimate of the possible cost to resolve this matter. During the fourth quarter of 2023, we determined that we are likely to achieve a resolution with the European Commission that is expected to result in a liability of approximately €340 million ($375 million) in total. We have adjusted our accrual, on a pre-tax basis, accordingly. In the event we achieve resolution as currently expected, we are likely to make payment in 2024. We do not anticipate any modification of our business practices and agreements that would have a material impact on our ongoing business operations within the European Union.

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of March 31, 2024 and December 31, 2023, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net gains of $23 million in the first quarter of 2024 and $30 million in the first quarter of 2023.

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,574)	$(9,808)
Currency translation adjustments	(182)	173
Tax (expense)/benefit	(40)	(22)
Other comprehensive earnings/(losses)	(222)	151
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	6	(2)
Balance at end of period	(9,790)	(9,659)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,323)	$(1,105)
Net actuarial gain/(loss) arising during period	(5)	2
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	12	8
Settlement losses and other expenses (1)	6	5
Tax expense/(benefit) on reclassifications (3)	(4)	(3)
Currency impact	29	(18)
Other comprehensive earnings/(losses)	38	(6)
Balance at end of period	(1,285)	(1,111)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(49)	$(34)
Net derivative gains/(losses)	25	(28)
Tax (expense)/benefit on net derivative gain/(loss)	3	(3)
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)	(36)	18
Tax expense/(benefit) on reclassifications (3)	(1)	2
Currency impact	1	1
Other comprehensive earnings/(losses)	(8)	(10)
Balance at end of period	(57)	(44)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,946)	$(10,947)
Total other comprehensive earnings/(losses)	(192)	135
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	6	(2)
Other comprehensive earnings/(losses) attributable to Mondelēz International	(186)	133
Balance at end of period	$(11,132)	$(10,814)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(2)These reclassified gains or losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 14. Income Taxes

As of the first quarter of 2024, our estimated annual effective tax rate, which excludes discrete tax impacts, was 27.9%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws as well as both favorable and unfavorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2024 first quarter effective tax rate was 23.6% and includes a $227 million net tax expense incurred in connection with unrealized gains and losses on hedging activities as well as other discrete net tax benefits of $29 million.

As of the first quarter of 2023, our estimated annual effective tax rate, which excluded discrete tax impacts, was 24.3%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws partially offset by favorable impacts from the mix of pre-tax income in various non-U.S. jurisdictions. Our 2023 first quarter effective tax rate of 29.6% was high due to a $127 million net tax expense incurred in connection with the KDP share sale (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes). Associated with the KDP share sale, we also recorded a $201 million net tax expense related to the change of accounting for our KDP investment from equity method investment accounting to accounting for equity interests with readily determinable fair values. Excluding these tax impacts as well as the associated pre-tax impacts, our effective tax rate for the three months ended March 31, 2023 of 23.0% was favorably impacted by discrete net tax benefits of $20 million, primarily driven by a $30 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions.

Note 15. Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	For the Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Net earnings	$1,416	$2,089
less: Noncontrolling interest earnings	(4)	(8)
Net earnings attributable to Mondelēz International	$1,412	$2,081
Weighted-average shares for basic EPS	1,348	1,366
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	7	7
Weighted-average shares for diluted EPS	1,355	1,373
Basic earnings per share attributable to Mondelēz International	$1.05	$1.52
Diluted earnings per share attributable to Mondelēz International	$1.04	$1.52

We exclude antidilutive Mondelēz International stock options and long-term incentive plan shares from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 2.7 million for the three months ended March 31, 2024 and 2.2 million for the three months ended March 31, 2023.

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Net revenues:
Latin America	$1,319	$1,211
AMEA	1,950	1,939
Europe	3,368	3,307
North America	2,653	2,709
Net revenues	$9,290	$9,166
Earnings before income taxes:
Operating income:
Latin America	$157	$139
AMEA	411	360
Europe	591	507
North America	549	566
Unrealized gains on hedging activities (mark-to-market impacts)	1,124	49
General corporate expenses	(67)	(77)
Amortization of intangible assets	(38)	(39)
Operating income	2,727	1,505
Benefit plan non-service income	23	19
Interest and other expense, net	(68)	(95)
Gain on marketable securities	—	796
Earnings before income taxes	$2,682	$2,225

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, Note 2, Divestitures, Note 3, Inventories, Note 4, Property, Plant and Equipment, Note 5, Goodwill and Intangible Assets, and Note 7, Restructuring Program. Also see Note 8, Debt and Borrowing Arrangements, and Note 9, Financial Instruments, for additional information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended March 31, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$286	$644	$1,030	$2,339	$4,299
Chocolate	382	771	1,770	91	3,014
Gum & Candy	393	234	206	223	1,056
Beverages	130	189	34	—	353
Cheese & Grocery	128	112	328	—	568
Total net revenues	$1,319	$1,950	$3,368	$2,653	$9,290

	For the Three Months Ended March 31, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$276	$669	$1,062	$2,313	$4,320
Chocolate	368	747	1,670	84	2,869
Gum & Candy	348	206	233	312	1,099
Beverages	111	208	33	—	352
Cheese & Grocery	108	109	309	—	526
Total net revenues	$1,211	$1,939	$3,307	$2,709	$9,166

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

Recent Developments and Significant Items Affecting Comparability

Macroeconomic environment

We continue to observe significant market and geopolitical uncertainty, inflationary pressures, supply constraints and exchange rate volatility. As a result, we experienced significantly higher operating costs, including higher overall raw material, labor and energy costs that have continued to rise. In particular, we expect to face higher cocoa costs, as the market price for cocoa beans has increased significantly year-over-year and it is likely that prices will remain elevated for some time. Refer to Commodity Trends for additional information.

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

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations given we believe we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions, and we continue to consolidate both our Ukrainian and Russian subsidiaries. During the first quarter of 2024, Ukraine generated 0.4% and Russia generated 2.6% of consolidated net revenue and during the first quarter of 2023, Ukraine generated 0.4% and Russia generated 2.8% of consolidated net revenue. Our Russian net revenues declined in the first quarter of 2024 due to the suspension of advertising as well as currency weakness. Despite the decrease in revenues, the profitability of our Russian business in the first quarter of 2024 remained above historical levels. We cannot predict if the recent strength in our Russian business will continue in the future.

Our operations in Russia are subject to risks, including the temporary or permanent loss of assets or our ability to conduct business operations in Russia and the partial or full impairment of our Russian assets in future periods, or the termination of our business operations, based on actions taken by Russia, other parties or us. For additional information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2023, including the risk entitled “The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.”

Developments in the Middle East

In October 2023, conflict developed in the Middle East between Hamas and Israel, and has expanded to some parts of the region. In the first quarter of 2024, we experienced sales impacts related to this conflict in certain AMEA markets, but this did not have a material impact on our business, results of operations or financial condition. We continue to evaluate the impacts of these developments on our business and we cannot predict if it will have a significant impact in the future.

Extreme price growth in Argentina

During December 2023, the Argentinean peso significantly devalued. The peso's devaluation and potential resulting distortion on our non-GAAP Organic Net Revenue, Organic Net Revenue growth and other constant currency growth rate measures resulted in our decision to exclude the impact of pricing in excess of 26% year-over-year ("extreme pricing") in Argentina, from these measures beginning in Q1 2024. The benchmark of 26% represents the minimum annual inflation rate for each year over a 3-year period which would result in a cumulative inflation rate in excess of 100%, the level at which an economy is considered hyperinflationary under U.S. GAAP. Throughout the following MD&A discussion, we now exclude, on a prospective basis, the impact of extreme pricing in Argentina from the net pricing impact of Organic Net Revenue and Organic Net Revenue growth and its related impact on our other non-GAAP financial constant currency growth measures with a corresponding adjustment in changes in currency translation rates. Additionally within the MD&A discussion, "currency-related items" totals the impact of extreme pricing and the currency translation rate changes.

Currency-related items impacted our non-GAAP financial measures for the three months ended March 31, 2024 as follows:
•Organic Net Revenue: In total, unfavorable currency-related items of $132 million (1.5pp) were driven by unfavorable currency translation rate changes of $513 million (5.7pp), partially offset by the adjustment for extreme pricing of $381 million (4.2pp). In Emerging Markets, unfavorable currency-related items of $166 million (4.6pp) were driven by unfavorable currency translation rate changes of $547 million (15.2pp), partially offset by the adjustment for extreme pricing of $381 million (10.6pp). In Developed Markets, favorable currency-related items of $34 million (0.7pp) were driven by favorable currency translation rate changes.
•Adjusted Operating Income: Unfavorable currency-related items of $70 million were driven by unfavorable currency translation rate changes of $190 million, partially offset by the adjustment for extreme pricing of $120 million.
•Adjusted EPS: Unfavorable currency-related items of $0.05 were driven by unfavorable currency translation rate changes of $0.13, partially offset by the adjustment for extreme pricing of $0.08.

Please refer to Non-GAAP financial measures for additional information.

Divestitures

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

Refer to Note 2, Divestitures, for additional details.

Investment Transactions

Keurig Dr Pepper Transactions (Nasdaq: "KDP")
On March 2, 2023, we sold approximately 30 million shares of KDP, which reduced our ownership interest by 2.1 percentage points to 3.2%. We recorded a pre-tax gain on equity method transactions of $493 million (or $368 million after-tax) during the first quarter of 2023. Our reduction in ownership to below 5% eliminated our governance rights that had allowed us to exert substantial influence over KDP and resulted in a change of accounting from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") during the first quarter of 2023. Subsequently in 2023, we sold the remainder of our shares of KDP and exited our investment in the company.

JDE Peet’s Transactions (Euronext Amsterdam: “JDEP”)
During the three months ended March 31, 2024, we determined there was an other-than-temporary impairment of our investment in JDEP, resulting in an impairment charge of €612 million ($665 million).

For additional information, refer to Note 6, Investments and Note 9, Financial Instruments.

Taxes

We continue to monitor existing and potential future tax reform around the world. As of March 31, 2024, numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax with the earliest effective date being for taxable years beginning after December 31, 2023. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements but we will continue to evaluate it as additional guidance and clarification becomes available.

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

In addition to monitoring our key operating metrics, we monitor developments and trends that could impact our revenue and profitability objectives, as highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2023.

Summary of Results

•Net revenues increased 1.4% to $9.3 billion in the first quarter of 2024 as compared to the same period in the prior year. Net revenue growth in the first quarter of 2024 was driven by higher net pricing and incremental net revenue from a short-term distributor agreement related to the sale of our developed market gum business, partially offset by unfavorable volume/mix, the impact of our 2023 divestiture of the developed market gum business and unfavorable currency-related items, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year.

•Organic Net Revenue, a non-GAAP financial measure, increased 4.2% to $9.4 billion in the first quarter of 2024 as compared to same period in the prior year. During the first quarter of 2024, Organic Net Revenue grew due to higher net pricing, partially offset by unfavorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.

•Diluted EPS attributable to Mondelēz International decreased (31.6)% to $1.04 in the first quarter of 2024 as compared to the same period in the prior year. Diluted EPS decreased in the first quarter of 2024, driven by an impairment charge on our JDEP equity method investment in 2024, lapping prior-year gains on marketable securities and equity method investment transactions related to our former KDP investment, lapping prior-year operating results from the developed market gum business divested in 2023 and higher costs incurred from our Simplify to Grow program. These unfavorable items were partially offset by a favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, an increase in Adjusted EPS, lower divestiture-related costs, lower acquisition integration costs and contingent consideration adjustments and lower equity method investee items.

•Adjusted EPS, a non-GAAP financial measure, increased 10.5% to $0.95 in the first quarter of 2024 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS increased 16.3% to $1.00 in the first quarter of 2024 as compared to the same period in the prior year. Adjusted EPS increased in the first quarter of 2024, driven by operating gains, lower interest expense and fewer shares outstanding, partially offset by unfavorable currency-related items and higher taxes. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.

Discussion and Analysis of Historical Results

Items Affecting Comparability of Financial Results

The following table includes significant income or (expense) items that affected the comparability of our results of operations and our effective tax rates. Please refer to the notes to the condensed consolidated financial statements indicated below for additional information. Refer also to the Consolidated Results of Operations – Net Earnings and Earnings per Share Attributable to Mondelēz International table for the after-tax per share impacts of these items.

		For the Three Months Ended March 31,
	See Note	2024	2023
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(42)	$(30)
Implementation charges		(11)	(5)
Mark-to-market gains from derivatives (1)	Note 9	1,124	48
Acquisition and divestiture-related costs:	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		(43)	(51)
Divestiture-related costs		(4)	(30)
Incremental costs due to war in Ukraine (2)	Note 1	(1)	3
Remeasurement of net monetary position	Note 1	(8)	(12)
Impact from pension participation changes (1)	Note 10	(2)	(3)
Gain on marketable securities	Note 6	—	787
(Loss)/gain on equity method investment transactions including impairments (3)		(665)	485
Equity method investee items (4)		(28)	(44)
Effective tax rate	Note 14	23.6%	29.6%

(1)Includes impacts recorded in operating income and interest expense and other, net. Mark-to-market gains/(losses) above also include our equity method investment-related derivative contract mark-to-market gains/(losses) (refer to Note 9, Financial Instruments) that are recorded in the (loss)/gain (including non-cash impairment charges) on equity method investment transactions on our condensed consolidated statement of earnings.
(2)Incremental costs due to the war in Ukraine include direct charges such as asset impairments due to damaged facilities and inventory, higher expected allowances for uncollectible accounts receivable and committed compensation. Please see the Non-GAAP Financial Measures section at the end of this item and Note 1, Basis of Presentation – War in Ukraine, for additional information.
(3)(Loss)/gain (including non-cash impairment charges) on equity method investment transactions is recorded outside pre-tax operating results on the condensed consolidated statement of earnings. See footnote (1) as mark-to-market gains/(losses) on our equity method-investment-related derivative contracts are presented in the table above within mark-to-market gains/(losses) from derivatives.
(4)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, including acquisition and divestiture-related costs, restructuring program costs and intangible asset impairment charges.

Consolidated Results of Operations
Three Months Ended March 31

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except per share data)
Net revenues	$9,290	$9,166	$124	1.4%
Operating income	2,727	1,505	1,222	81.2%
Net earnings attributable to Mondelēz International	1,412	2,081	(669)	(32.1)%
Diluted earnings per share attributable to Mondelēz International	1.04	1.52	(0.48)	(31.6)%

Net Revenues – Net revenues increased $124 million (1.4%) to $9,290 million in the first quarter of 2024, and Organic Net Revenue (1) increased $378 million (4.2%) to $9,397 million. Emerging markets net revenues increased 3.8% and emerging markets Organic Net Revenue increased 8.3% (1). Developed markets net revenues decreased (0.2)% and developed markets Organic Net Revenue increased 1.4% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets		Developed Markets	Mondelēz International
Three Months Ended March 31, 2024
Reported (GAAP)	$3,733		$5,557	$9,290
Short-term distributor agreements	(3)		(22)	(25)
Currency-related items	166		(34)	132
Organic (Non-GAAP)	$3,896		$5,501	$9,397
Three Months Ended March 31, 2023
Reported (GAAP)	$3,598		$5,568	$9,166
Divestitures	(2)		(145)	(147)
Organic (Non-GAAP)	$3,596		$5,423	$9,019
% Change
Reported (GAAP)	3.8%		(0.2)%	1.4%
Divestitures	—	pp	2.7 pp	1.6 pp
Short-term distributor agreements	(0.1)		(0.4)	(0.3)	pp
Currency-related items	4.6		(0.7)	1.5	pp
Organic (Non-GAAP)	8.3%		1.4%	4.2%
Vol/Mix	0.1 pp		(3.6)pp	(2.1)pp
Pricing	8.2		5.0	6.3
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 1.4% was driven by our underlying Organic Net Revenue growth of 4.2% and the impact of a short-term distributor agreement, partially offset by the impact of our 2023 divestiture of the developed market gum business and unfavorable currency-related items. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2023 as well as the effects of input cost-driven pricing actions taken during the first three months of 2024. Overall, unfavorable volume/mix was driven by volume declines, due to expected customer price negotiation disruptions in Europe, softer consumer demand in the U.S. and geopolitical impacts in parts of AMEA, which were partially offset by favorable product mix. Unfavorable volume/mix was reflected across all regions. The short-term distributor agreement related to the October 1, 2023 sale of our developed market gum business added incremental net revenues of $25 million. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $147 million. Refer to Note 2, Divestitures, for additional information. Currency-related items decreased net revenues by $132 million, driven by unfavorable currency translation rate changes, partially offset by the adjustment for extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to several currencies, primarily the

Argentinean peso, as well as the Russian ruble, Turkish lira, Nigerian naira, Chinese yuan and Australian dollar, partially offset by the strength of several currencies relative to the U.S. dollar, including the Mexican peso, British pound sterling, Brazilian real, euro and Polish zloty.

Operating Income – Operating income increased $1,222 million (81.2%) to $2,727 million in the first quarter of 2024. Adjusted Operating Income (1) increased $186 million (12.2%) to $1,710 million and Adjusted Operating Income on a constant currency basis (1) increased $256 million (16.8%) to $1,780 million due to the following:

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Operating Income	$2,727	$1,505	$1,222	81.2%
Simplify to Grow Program (2)	53	35	18
Mark-to-market gains from derivatives (3)	(1,124)	(49)	(1,075)
Acquisition integration costs and contingent consideration adjustments (4)	43	51	(8)
Divestiture-related costs (4)	4	30	(26)
Operating results from divestitures (4)	—	(57)	57
Operating results from short-term distributor agreements (1)	(2)	—	(2)
Incremental costs due to war in Ukraine (5)	1	(3)	4
Remeasurement of net monetary position (5)	8	12	(4)
Adjusted Operating Income (1)	$1,710	$1,524	$186	12.2%
Currency-related items	70	—	70
Adjusted Operating Income (constant currency) (1)	$1,780	$1,524	$256	16.8%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	567
Higher input costs	(130)
Unfavorable volume/mix	(53)
Higher selling, general and administrative expenses	(138)
Higher asset impairment charges	10
Total change in Adjusted Operating Income (constant currency) (1)	$256

(1)Refer to the Non-GAAP Financial Measures section.
(2)Refer to Note 7, Restructuring Program, for additional information.
(3)Refer to Note 9, Financial Instruments, and the Non-GAAP Financial Measures section at the end of this item for additional information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
(4)Refer to Note 2, Divestitures, for additional information on the October 1, 2023 sale of the developed market gum business. Refer to Note 2, Acquisitions and Divestitures in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on our 2022 acquisitions.
(5)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina and Türkiye.

During the first quarter of 2024, we realized higher net pricing, which was partially offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2023 as well as the effects of input cost-driven pricing actions taken during the first three months of 2024, was reflected across all regions. The increase in input costs was driven by higher raw material costs net of realized gains from our forward purchasing and hedging contracts, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were in part due to higher cocoa, sugar, nuts, and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower dairy, edible oils, grains, energy and packaging costs. Overall, volume/mix was due to volume declines partially offset by favorable product mix. Unfavorable volume/mix was driven by Europe, North America and Latin America, which was marginally offset by slightly favorable volume/mix in AMEA.

Total selling, general and administrative expenses increased $83 million from the first quarter of 2023, which reflected benefits from a number of factors noted in the table above, including in part, lower divestiture-related costs, the elimination of costs from the developed market gum business divested in 2023, lower acquisition integration costs and contingent consideration adjustments and lower remeasurement loss of net monetary position, marginally offset by higher implementation costs incurred for the Simplify to Grow program. Excluding these factors, selling, general and administrative expenses increased $138 million from the first quarter of 2023. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency-related items decreased operating income by $70 million primarily due to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, Russian ruble, Turkish lira, Chinese yuan, Australian dollar, Nigerian naira and Egyptian pound, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the British pound sterling, Mexican peso, Brazilian real, euro and Polish zloty.

Operating income margin increased from 16.4% in the first quarter of 2023 to 29.4% in the first quarter of 2024. The increase in operating income margin was driven primarily by the favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, higher Adjusted Operating Income margin, lower divestiture-related costs and lower remeasurement loss of net monetary position, partially offset by the impact from the developed market gum business divested in 2023 and higher costs incurred for the Simplify to Grow program. Adjusted Operating Income margin increased from 16.9% for the first quarter of 2023 to 18.5% for the first quarter of 2024. The increase was driven primarily by higher net pricing, lower manufacturing costs driven by productivity, favorable product mix and overhead cost leverage, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,412 million decreased by $669 million (32.1%) in the first quarter of 2024. Diluted EPS attributable to Mondelēz International was $1.04 in the first quarter of 2024, down $0.48 (31.6%) from the first quarter of 2023. Adjusted EPS (1) was $0.95 in the first quarter of 2024, up $0.09 (10.5%) from the first quarter of 2023. Adjusted EPS on a constant currency basis (1) was $1.00 in the first quarter of 2024, up $0.14 (16.3%) from the first quarter of 2023.

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.04	$1.52	$(0.48)	(31.6)%
Simplify to Grow Program (2)	0.03	0.02	0.01
Mark-to-market gains from derivatives (2)	(0.66)	(0.03)	(0.63)
Acquisition integration costs and contingent consideration adjustments (2)	0.02	0.03	(0.01)
Divestiture-related costs (2)	—	0.02	(0.02)
Operating results from divestitures (2)	—	(0.05)	0.05
Remeasurement of net monetary position (2)	0.01	0.01	—
Gain on marketable securities (3)	—	(0.43)	0.43
Loss/(gain) on equity method investment transactions including impairments (3)	0.49	(0.26)	0.75
Equity method investee items (4)	0.02	0.03	(0.01)
Adjusted EPS (1)	$0.95	$0.86	$0.09	10.5%
Currency-related items	0.05	—	0.05
Adjusted EPS (constant currency) (1)	$1.00	$0.86	$0.14	16.3%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.14
Change in interest and other expense, net (5)	0.01
Change in income taxes (6)	(0.02)
Change in shares outstanding (7)	0.01
Total change in Adjusted EPS (constant currency) (1)	$0.14
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended March 31, 2024, taxes for the: Simplify to Grow Program were $(11) million, mark-to-market gains from derivatives were $227 million, acquisition integration costs and contingent consideration adjustments were $(10) million, remeasurement of net monetary position were zero, loss on equity method investment transactions including impairments were zero and equity method investee items were zero.
•For the three months ended March 31, 2023, taxes for the: Simplify to Grow Program were $(6) million, mark-to-market gains from derivatives were $8 million, acquisition integration costs and contingent consideration adjustments were $(13) million, divestiture-related costs were $(4) million, operating results from divestitures were $16 million, remeasurement of net monetary position were zero, gain on marketable securities were $201 million, gain on equity method investment transactions were $125 million and equity method investee items were zero.
(2)See the Operating Income table above and the related footnotes for additional information.
(3)Refer to Note 6, Investments, for additional information on gains/losses (including non-cash impairment charges) on equity method investment transactions and marketable securities.
(4)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, such as acquisition and divestiture-related costs and restructuring program costs.
(5)Excludes the currency impact on interest expense related to non-U.S. dollar-denominated debt, which is included in currency translation.
(6)Refer to Note 14, Income Taxes, for additional information on the items affecting income taxes.
(7)Refer to Note 11, Stock Plans, for additional information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information

Results of Operations by Reportable Segment

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Net revenues:
Latin America	$1,319	$1,211
AMEA	1,950	1,939
Europe	3,368	3,307
North America	2,653	2,709
Net revenues	$9,290	$9,166
Earnings before income taxes:
Operating income:
Latin America	$157	$139
AMEA	411	360
Europe	591	507
North America	549	566
Unrealized gains on hedging activities (mark-to-market impacts)	1,124	49
General corporate expenses	(67)	(77)
Amortization of intangible assets	(38)	(39)
Operating income	2,727	1,505
Benefit plan non-service income	23	19
Interest and other expense, net	(68)	(95)
Gain on marketable securities	—	796
Earnings before income taxes	$2,682	$2,225

Latin America

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$1,319	$1,211	$108	8.9%
Segment operating income	157	139	18	12.9%

Three Months Ended March 31:

Net revenues increased $108 million (8.9%), due to higher net pricing (8.3 pp) and favorable impact of currency-related items (1.8 pp), partially offset by unfavorable volume/mix (1.2 pp). Higher net pricing, net of the adjustment for extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Argentina, Mexico and Brazil. Currency-related items were net positive due to the adjustment for extreme pricing in Argentina, which was mostly offset by unfavorable currency translation rate changes. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to a few currencies in the region, primarily the Argentinean peso and Chilean peso, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Mexican peso and Brazilian real. Unfavorable volume/mix was driven by declines in chocolate, biscuits & baked snacks, candy and cheese & grocery, partially offset by gains in refreshment beverages and gum.

Segment operating income increased $18 million (12.9%), primarily due to higher net pricing, lower other selling, general and administrative expenses, lower remeasurement loss on net monetary position and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, unfavorable currency-related items, higher acquisition integration costs, higher advertising and consumer promotion costs and unfavorable volume/mix.

AMEA

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$1,950	$1,939	$11	0.6%
Segment operating income	411	360	51	14.2%

Three Months Ended March 31:

Net revenues increased $11 million (0.6%), due to higher net pricing (6.1 pp), mostly offset by unfavorable currency (5.3 pp) and unfavorable volume/mix (0.2 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Nigerian naira, Chinese yuan, Australian dollar and Egyptian pound. Overall, unfavorable volume/mix was impacted by geopolitical events in the Middle East and Southeast Asia. Unfavorable volume/mix was driven by declines in biscuits & baked snacks, refreshment beverages and cheese & grocery, mostly offset by gains in gum, chocolate and candy.

Segment operating income increased $51 million (14.2%), primarily due to higher net pricing and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher other selling, general and administrative expenses, higher raw material costs, unfavorable currency translation rate changes and higher advertising and consumer promotion costs.

Europe

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$3,368	$3,307	$61	1.8%
Segment operating income	591	507	84	16.6%

Three Months Ended March 31:

Net revenues increased $61 million (1.8%), due to higher net pricing (7.9 pp) and the impact from short-term distributor agreements (0.8 pp), partially offset by unfavorable volume/mix (3.5 pp), the impact of divestitures (1.8 pp) and unfavorable currency translation rate changes (1.6 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories except cheese & grocery. The short-term distributor agreement related to the October 1, 2023 sale of our developed market gum business added incremental net revenues of $25 million. Overall, unfavorable volume/mix reflected volume declines due to the impact from customer price negotiation disruptions, partially offset by favorable product mix. Unfavorable volume/mix was driven by declines in biscuits & baked snacks, chocolate, gum, candy and refreshment beverages, partially offset by a gain in cheese & grocery. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $55 million. Unfavorable currency translation rate changes reflected the strength of the U.S. dollar relative to several currencies across the region, including the Russian ruble and Turkish lira, partially offset by the strength of several currencies relative to the U.S. dollar, including the British pound sterling, euro and Polish zloty.

Segment operating income increased $84 million (16.6%), primarily due to higher net pricing, lower manufacturing costs driven by productivity, lower divestiture-related costs and lower acquisition integration costs. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, unfavorable volume/mix, higher advertising and consumer promotion costs, lapping prior-year operating results from the developed market gum business divested in 2023, unfavorable currency translation rate changes, higher costs incurred for the Simplify to Grow Program and higher remeasurement loss on net monetary position.

North America

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$2,653	$2,709	$(56)	(2.1)%
Segment operating income	549	566	(17)	(3.0)%

Three Months Ended March 31:

Net revenues decreased $56 million (2.1%), due to the impact of divestitures (3.5 pp) and unfavorable volume/mix (2.1 pp), partially offset by higher net pricing (3.4 pp) and favorable currency (0.1 pp). The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $92 million. Overall, unfavorable volume/mix reflected consumer softness in the U.S. Unfavorable volume/mix was driven by declines in biscuits & baked snacks and candy, partially offset by a gain in chocolate. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable currency impact was due to the strength of the Canadian dollar relative to the U.S. dollar.

Segment operating income decreased $17 million (3.0%), primarily due to lapping prior-year operating results from the developed market gum business divested in 2023, higher raw material costs, higher advertising and consumer promotion costs, unfavorable volume/mix, higher costs incurred for the Simplify to Grow Program and higher other selling, general and administrative expenses. These unfavorable items were partially offset by higher net pricing, lower acquisition integration costs and contingent consideration adjustments, lower fixed asset impairment charges and lower manufacturing costs due to productivity.

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

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 8, Debt and Borrowing Arrangements), our U.S. tax reform transition tax liability and deferred taxes (refer to Note 16, Income Taxes, in our Annual Report on Form 10-K for the year ended December 31, 2023), our long-term benefit plan obligations (refer to Note 10, Benefit Plans, and Note 11, Benefit Plans, in our Annual report on Form 10-K for the year ended December 31, 2023) and commodity-related purchase commitments and derivative contracts (refer to Note 9, Financial Instruments).

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$1,324	$1,123
Investing activities	(446)	636
Financing activities	(1,223)	(1,757)

Net Cash Provided by Operating Activities
The increase in net cash provided by operating activities was primarily due to an increase in cash-basis net earnings, partially offset by unfavorable year-over-year working capital requirements. This is largely a result of business growth and operating gains.

Net Cash (Used in)/Provided by Investing Activities
The reduction in net cash used in/provided by investing activities was largely driven by lapping prior year proceeds from the KDP share sale (refer to Note 6, Investments). We continue to make capital expenditures primarily to modernize manufacturing facilities, implement new product manufacturing and support productivity initiatives. We expect 2024 capital expenditures to be up to $1.5 billion, including capital expenditures in connection with our Simplify to Grow Program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The decrease in cash used in financing activities was primarily due to higher debt proceeds combined with lower debt repayments, partially offset by higher share repurchases and higher dividends paid in the first three months of 2024 compared to the same prior year period.

Dividends
We paid dividends of $578 million in the first three months of 2024 and $529 million in the first three months of 2023. The first quarter 2024 dividend of $0.425 per share, declared on February 2, 2024 for shareholders of record as of March 28, 2024, was paid on April 11, 2024. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2024 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2025.

Guarantees
As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of March 31, 2024 and December 31, 2023, we had no material third-party guarantees recorded on our condensed consolidated balance sheet. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital or other financing needs.

At its December 2023 meeting, our Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization of $2 billion. As of March 31, 2024, $1.45 billion of the long-term financing authorization remained available.

Our total debt was $19.1 billion as of March 31, 2024 and $19.4 billion as of December 31, 2023. Our debt-to-capitalization ratio was 0.40 at March 31, 2024 and 0.41 at December 31, 2023. At March 31, 2024, the weighted-average term of our outstanding long-term debt was 7.7 years. Our average daily commercial paper borrowings outstanding were $1.0 billion in the first three months of 2024 and $2.8 billion in the first three months of 2023.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 74.2% (or $6.9 billion) of the $9.3 billion of consolidated net revenue in the three months ended March 31, 2024. The operations held by MIHN represented approximately 75.8% (or $21.6 billion) of the $28.5 billion of net assets as of March 31, 2024.

Refer to Note 8, Debt and Borrowing Arrangements, for additional information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first three months of 2024, the primary drivers of the increase in our aggregate commodity costs were higher cocoa, sugar, nuts, and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower, dairy, edible oils, grains, energy and packaging costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

A number of external factors such as the current macroeconomic environment, including global inflation, effects of geopolitical uncertainty, climate and weather conditions, commodity, transportation and labor market conditions, exchange rate volatility and the effects of local and global regulations, governmental agricultural or other programs affect the availability and cost of raw materials and agricultural materials used in our products. In particular, the supply of cocoa is exposed to many of these factors, including climate change and weather events, local regulations in cocoa-producing countries, and global regulations such as the EU Deforestation Regulation (which requires companies to ensure that the products they place on the EU market or export from it are not associated with deforestation). These factors could impact the supply of cocoa, which could potentially limit our ability to produce our products and significantly impact profitability.

During the first three months of 2024, price volatility and the higher aggregate cost environment increased due to international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, we expect to face higher cocoa costs in the near- and medium-term due to these factors. For example, the market price for cocoa beans on the Intercontinental Exchange in London was 283% higher on the last trading day of the first quarter of 2024 compared to the same day in the first quarter of 2023 and it is likely that prices will remain elevated for some time. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant impact on our profitability.

We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, such as dairy, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Our commodity procurement practices are intended to mitigate price volatility and provide visibility to future costs, but also may potentially limit our ability to benefit from possible future price decreases. Additionally, our costs for major raw materials will not necessarily reflect market price fluctuations because of our forward purchasing and hedging practices. Due to competitive or market conditions, planned trade or promotional incentives, fluctuations in currency exchange rates or other factors, our pricing actions may also lag commodity cost changes temporarily.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies and estimates are described in Note 1 to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2023. Also refer to Note 1, Basis of Presentation, in this report.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results or performance to differ materially from those contained in or implied by our forward-looking statements include, but are not limited to, the following:

•weakness in macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions by governments in response to inflation), instability of certain financial institutions;
•volatility of commodity and other input costs and availability of commodities, including but not limited to cocoa;
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
•pension costs;
•significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; and
•the risks and uncertainties, as they may be amended from time to time, set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q.

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

•“Organic Net Revenue” is defined as net revenues (the most comparable U.S. GAAP financial measure) excluding the impacts of acquisitions, divestitures (2), short-term distributor agreements related to the sale of business (3) and currency rate fluctuations (4). We believe that Organic net revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate Organic Net Revenue growth from emerging markets and developed markets, and these underlying measures are also reconciled to U.S. GAAP above.
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

•“Adjusted Operating Income” is defined as operating income (the most comparable U.S. GAAP financial measure) excluding the impacts of the Simplify to Grow Program (5); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses, divestiture-related costs (6), acquisition-related costs (7), and acquisition integration costs and contingent consideration adjustments (8); inventory step-up charges (9); the operating results of divestitures (2); operating results from short-term distributor agreements related to the sale of a business (3); remeasurement of net monetary position (10); mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts (11); impact from resolution of tax matters (12); 2017 malware incident net recoveries; incremental costs due to the war in Ukraine (13); impact from the European Commission legal matter (14); and impact from pension participation changes (15). We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (4). We believe these measures provide improved comparability of underlying operating results.

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International (the most comparable U.S. GAAP financial measure) from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; mark-to-market unrealized gains or losses and realized gains or losses from marketable securities (16); initial impacts from enacted tax law changes (17); and gains or losses on equity method investment transactions including impairments. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investee's significant operating and non-operating items (18). We also evaluate growth in our Adjusted EPS on a constant currency basis (4). We believe Adjusted EPS provides improved comparability of underlying operating results.

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. Beginning in Q1 2024, due to a significant devaluation of the Argentinean peso that occurred in December 2023 and the resulting distortion it would cause on our non-GAAP constant currency growth rate measures, we now exclude the impact of pricing in excess of 26% year-over-year ("extreme pricing") in Argentina, which is the level at which hyperinflation generally occurs cumulatively over a 3-year period. We have excluded the impact of extreme pricing in Argentina from our calculation of Organic Net Revenue, Organic Net Revenue growth and other non-GAAP financial constant currency growth measures with a corresponding adjustment to changes in currency exchange rates. We made this change on a prospective basis due to the distorting effect expected in the current period and future periods following the Argentinian peso devaluation that occurred in December 2023 and did not revise our historical non-GAAP constant currency growth measures.
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
(4)Constant currency operating results are calculated by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. Beginning in the first quarter of 2024, we also now include within our currency-related impacts a corresponding adjustment associated with the impact of extreme pricing in Argentina.
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
(10)In connection with our applying highly inflationary accounting (refer to Note 1, Basis of Presentation) for Argentina (beginning in the third quarter of 2018) and Türkiye (beginning in the second quarter of 2022), we exclude the related remeasurement gains or losses related to remeasuring net monetary assets or liabilities denominated in the local currency to the U.S. dollar during the periods presented and the realized gains and losses from derivatives that mitigate the foreign currency volatility related to the remeasurement of the respective net monetary assets or liabilities during the periods presented.
(11)We exclude unrealized gains and losses (mark-to-market impacts) from outstanding commodity and forecasted currency and equity method investment transaction derivatives from our non-GAAP earnings measures. The mark-to-market impacts of commodity and forecasted currency transaction derivatives are excluded until such time that the related exposures impact our operating results. Since we purchase commodity and forecasted currency transaction contracts to mitigate price volatility primarily for inventory requirements in future periods, we make this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods. We exclude equity method investment transaction derivative contract settlements as they represent protection of value for future divestitures.
(12)See Note 12, Commitments and Contingencies, in this report, and Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
(14)In the fourth quarter of 2022, we began to exclude the impact from the European Commission legal matter. In November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. We have been cooperating with the investigation and are currently engaged in discussions with the European Commission in an effort to reach a negotiated, proportionate resolution to this matter. As of December 31. 2022, we recorded an estimate of the possible cost to resolve this matter. Due to the unique nature of this matter, we believe it to be infrequent and unusual and therefore exclude it to better facilitate comparisons of our underlying operating performance across periods. Refer to Note 12, Commitments and Contingencies, for additional information.
(15)The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 10, Benefit Plans, for additional information on the multiemployer pension plan withdrawal.
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

We principally utilize derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. Additionally, we periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For additional information on our derivative activity and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, see Note 9, Financial Instruments and for additional information on our debt activity, see Note 8, Debt and Borrowing Arrangements.

For additional information on our strategies, policies and practices on an ongoing basis, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2024. There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2024 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2024	2,855,262	$73.72	2,849,179	$4,222
February 1-29, 2024	3,115,395	73.46	2,554,318	4,034
March 1-31, 2024	2,307,961	71.43	2,304,960	3,869
For the Quarter Ended March 31, 2024	8,278,618	$72.98	7,708,457

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 6,083 shares, 561,077 shares and 3,001 shares for the fiscal months of January, February and March 2024, respectively.
(2)Dollar values stated in millions. Effective January 1, 2023, our Board of Directors authorized a program for the repurchase of $6.0 billion of our Common Stock through December 31, 2025, excluding excise tax. During the year ended December 31, 2023, we repurchased approximately $1.6 billion of Common Stock pursuant to this authorization. During the three months ended March 31, 2024, we repurchased $563 million, and as of March 31, 2024, we had approximately $3.9 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
(3)Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of equity.

Item 5. Other Information.

(c) Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, no such plans or other arrangements were adopted or terminated.

Item 6. Exhibits.

Exhibit Number	Description
10.1
364-Day Revolving Credit Agreement, dated February 21, 2024, by and among Mondelēz International, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2024).

10.2	2024 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Options Agreement.+
10.3	2024 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+
10.4	2024 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

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

April 30, 2024

