Form 10-Q
period 2024-06-30
Mondelez International, Inc.
filed 2024-07-30
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

At July 25, 2024, there were 1,335,797,706 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$8,343	$8,507	$17,633	$17,673
Cost of sales	(5,546)	(5,153)	(10,086)	(10,873)
Gross profit	2,797	3,354	7,547	6,800
Selling, general and administrative expenses	(1,891)	(1,869)	(3,829)	(3,724)
Asset impairment and exit costs	(15)	(23)	(62)	(70)
Amortization of intangible assets	(37)	(37)	(75)	(76)
Operating income	854	1,425	3,581	2,930
Benefit plan non-service income	28	22	51	41
Interest and other expense, net	(32)	(97)	(100)	(192)
(Loss)/gain on marketable securities	—	(189)	—	607
Earnings before income taxes	850	1,161	3,532	3,386
Income tax provision	(295)	(268)	(927)	(926)
(Loss)/gain on equity method investment transactions including impairments	—	(23)	(665)	464
Equity method investment net earnings	48	71	79	106
Net earnings	603	941	2,019	3,030
less: Noncontrolling interest earnings	(2)	3	(6)	(5)
Net earnings attributable to Mondelēz International	$601	$944	$2,013	$3,025
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.45	$0.69	$1.50	$2.22
Diluted earnings per share attributable to Mondelēz International	$0.45	$0.69	$1.49	$2.20

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$603	$941	$2,019	$3,030
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(389)	146	(611)	297
Pension and other benefit plans	8	(22)	46	(28)
Derivative cash flow hedges	(4)	(28)	(12)	(38)
Total other comprehensive earnings/(losses)	(385)	96	(577)	231
Comprehensive earnings/(losses)	218	1,037	1,442	3,261
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	—	(11)	(2)	(1)
Comprehensive earnings/(losses) attributable to Mondelēz International	$218	$1,048	$1,444	$3,262

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,399	$1,810
Trade receivables, less allowance ($39 and $66, respectively)	3,165	3,634
Other receivables, less allowance ($40 and $50, respectively)	846	878
Inventories, net	4,009	3,615
Other current assets	5,751	1,766
Total current assets	15,170	11,703
Property, plant and equipment, net	9,488	9,694
Operating lease right-of-use assets	627	683
Goodwill	23,386	23,896
Intangible assets, net	19,397	19,836
Prepaid pension assets	1,060	1,043
Deferred income taxes	279	408
Equity method investments	2,451	3,242
Other assets	1,238	886
TOTAL ASSETS	$73,096	$71,391
LIABILITIES
Short-term borrowings	$838	$420
Current portion of long-term debt	2,774	2,101
Accounts payable	8,370	8,321
Accrued marketing	2,463	2,683
Accrued employment costs	838	1,158
Other current liabilities	7,147	4,330
Total current liabilities	22,430	19,013
Long-term debt	16,141	16,887
Long-term operating lease liabilities	492	537
Deferred income taxes	3,349	3,292
Accrued pension costs	373	437
Accrued postretirement health care costs	122	124
Other liabilities	2,471	2,735
TOTAL LIABILITIES	45,378	43,025
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,200	32,216
Retained earnings	35,108	34,236
Accumulated other comprehensive losses	(11,515)	(10,946)
Treasury stock, at cost (659,385,983 and 648,055,073 shares, respectively)	(28,104)	(27,174)
Total Mondelēz International Shareholders’ Equity	27,689	28,332
Noncontrolling interest	29	34
TOTAL EQUITY	27,718	28,366
TOTAL LIABILITIES AND EQUITY	$73,096	$71,391
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended June 30, 2024
Balances at April 1, 2024	$—	$32,163	$35,074	$(11,132)	$(27,623)	$32	$28,514
Comprehensive earnings/(losses):
Net earnings	—	—	601	—	—	2	603
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(383)	—	(2)	(385)
Exercise of stock options and issuance of other stock awards	—	37	2	—	20	—	59
Common Stock repurchased	—	—	—	—	(501)	—	(501)
Cash dividends declared ($0.425 per share)	—	—	(569)	—	—	—	(569)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(3)	(3)
Balances at June 30, 2024	$—	$32,200	$35,108	$(11,515)	$(28,104)	$29	$27,718
Six Months Ended June 30, 2024
Balances at January 1, 2024	$—	$32,216	$34,236	$(10,946)	$(27,174)	$34	$28,366
Comprehensive earnings/(losses):
Net earnings	—	—	2,013	—	—	6	2,019
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(569)	—	(8)	(577)
Exercise of stock options and issuance of other stock awards	—	(16)	3	—	137	—	124
Common Stock repurchased	—	—	—	—	(1,067)	—	(1,067)
Cash dividends declared ($0.850 per share)	—	—	(1,144)	—	—	—	(1,144)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(3)	(3)
Balances at June 30, 2024	$—	$32,200	$35,108	$(11,515)	$(28,104)	$29	$27,718
Three Months Ended June 30, 2023
Balances at April 1, 2023	$—	$32,112	$33,040	$(10,814)	$(26,110)	$46	$28,274
Comprehensive earnings/(losses):
Net earnings	—	—	944	—	—	(3)	941
Other comprehensive earnings/(losses), net of income taxes	—	—	—	104	—	(8)	96
Exercise of stock options and issuance of other stock awards	—	36	(1)	—	57	—	92
Common Stock repurchased	—	—	—	—	(196)	—	(196)
Cash dividends declared ($0.385 per share)	—	—	(525)	—	—	—	(525)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(3)	(3)
Balances at June 30, 2023	$—	$32,148	$33,458	$(10,710)	$(26,249)	$32	$28,679
Six Months Ended June 30, 2023
Balances at January 1, 2023	$—	$32,143	$31,481	$(10,947)	$(25,794)	$37	$26,920
Comprehensive earnings/(losses):
Net earnings	—	—	3,025	—	—	5	3,030
Other comprehensive earnings/(losses), net of income taxes	—	—	—	237	—	(6)	231
Exercise of stock options and issuance of other stock awards	—	5	(9)	—	150	—	146
Common Stock repurchased	—	—	—	—	(605)	—	(605)
Cash dividends declared ($0.770 per share)	—	—	(1,053)	—	—	—	(1,053)
Dividends paid on noncontrolling interest and other activities	—	—	14	—	—	(4)	10
Balances at June 30, 2023	$—	$32,148	$33,458	$(10,710)	$(26,249)	$32	$28,679

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,019	$3,030
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	636	593
Stock-based compensation expense	69	75
Deferred income tax provision	205	101
Asset impairments and accelerated depreciation	22	44
Loss on early extinguishment of debt	—	1
Loss/(gain) on equity method investment transactions including impairments	665	(464)
Equity method investment net earnings	(79)	(106)
Distributions from equity method investments	82	102
Unrealized gain on derivative contracts	(605)	(229)
Gain on marketable securities	—	(593)
Other non-cash items, net	114	27
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	348	(90)
Inventories, net	(516)	(428)
Accounts payable	358	(62)
Other current assets	(406)	(130)
Other current liabilities	(702)	190
Change in pension and postretirement assets and liabilities, net	(64)	(88)
Net cash provided by operating activities	2,146	1,973
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(666)	(495)
Acquisitions, net of cash received	—	19
Proceeds from divestitures including equity method and marketable security investments	4	1,960
Proceeds from derivative settlements	114	76
Payments for derivative settlements	(114)	(27)
Contributions to investments	(206)	(393)
Proceeds from sale of property, plant and equipment and other	21	110
Net cash (used in)/provided by investing activities	(847)	1,250
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	—	67
Net issuances/(repayments) of short-term borrowings	414	(186)
Long-term debt proceeds	702	189
Long-term debt repayments	(569)	(2,056)
Repurchases of Common Stock	(1,074)	(596)
Dividends paid	(1,151)	(1,055)
Other	74	98
Net cash used in financing activities	(1,604)	(3,539)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(108)	(79)
Cash, cash equivalents and restricted cash:
Decrease	(413)	(395)
Balance at beginning of period	1,884	1,948
Balance at end of period	$1,471	$1,553

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

War in Ukraine
In February 2022, Russia began a military invasion of Ukraine and we closed our operations and facilities in Ukraine. In March 2022, our two Ukrainian manufacturing facilities in Trostyanets and Vyshhorod were significantly damaged. In the second quarter of 2024, we fully resumed production at both facilities after completing targeted repairs. We continue to consolidate both our Ukrainian and Russian subsidiaries and continue to evaluate our ability to control our operating activities and businesses on an ongoing basis. We continue to evaluate the uncertainty of the ongoing effects of the war in Ukraine and its impact on the global economic environment, and we cannot predict if it will have a significant impact in the future.

Highly Inflationary Accounting
Within our consolidated entities, Argentina and Türkiye (Turkey) are accounted for as highly inflationary economies. Argentina and Türkiye represent 1.6% and 0.5% of our consolidated net revenues with remeasurement losses of $8 million and $1 million for the three months ended June 30, 2024, respectively, and 1.5% and 0.7% of our consolidated net revenues with remeasurement losses of $10 million and $7 million for the six months ended June 30, 2024. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $72 million as of June 30, 2024 and $74 million as of December 31, 2023. Total cash, cash equivalents and restricted cash was $1,471 million as of June 30, 2024 and $1,884 million as of December 31, 2023.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2024	$(66)	$(50)	$(15)
Net recovery for expected credit losses	17	9	(1)
Write-offs charged against the allowance	2	—	—
Currency and other	8	1	(1)
Balance at June 30, 2024	$(39)	$(40)	$(17)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $739 million as of June 30, 2024 and $262 million as of December 31, 2023. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $53 million in operating lease and $68 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2024 and $62 million in operating lease and $73 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2023.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. We have been informed by the participating financial institutions that our outstanding accounts payable related to suppliers that participate in the SCF programs was $2.7 billion and $2.4 billion, respectively, as of June 30, 2024 and December 31, 2023.

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

We recorded divestiture-related costs of zero in the three months ended June 30, 2024 and $22 million in the three months ended June 30, 2023 and recorded divestiture-related costs of $4 million in the six months ended June 30, 2024 and $52 million in the six months ended June 30, 2023.

This disposition was not considered a strategic shift that would have a major effect on our operations or financial results; therefore, the results of the disposed business were not classified as discontinued operations.

Note 3. Inventories

Inventories consisted of the following:

	As of June 30, 2024	As of December 31, 2023
	(in millions)
Raw materials	$1,157	$973
Finished product	3,010	2,790
	4,167	3,763
Inventory reserves	(158)	(148)
Inventories, net	$4,009	$3,615
Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30, 2024	As of December 31, 2023
	(in millions)
Land and land improvements	$380	$384
Buildings and building improvements	3,429	3,452
Machinery and equipment	12,661	12,736
Construction in progress	1,093	1,118
	17,563	17,690
Accumulated depreciation	(8,075)	(7,996)
Property, plant and equipment, net	$9,488	$9,694

For the six months ended June 30, 2024, capital expenditures of $666 million excluded $364 million of accrued capital expenditures remaining unpaid at June 30, 2024 and included payment for the $471 million of capital expenditures that were accrued and unpaid at December 31, 2023. For the six months ended June 30, 2023, capital expenditures of $495 million excluded $305 million of accrued capital expenditures remaining unpaid at June 30, 2023 and included payment for the $324 million of capital expenditures that were accrued and unpaid at December 31, 2022.

Note 5. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
	(in millions)
January 1, 2023	$1,421	$3,132	$8,009	$10,888	$23,450
Currency	180	(67)	341	19	473
Acquisitions (1)	6	—	—	(33)	(27)
Balance at December 31, 2023	$1,607	$3,065	$8,350	$10,874	$23,896
Currency	(132)	(79)	(276)	(23)	(510)
Balance at June 30, 2024	$1,475	$2,986	$8,074	$10,851	$23,386
(1)Purchase price allocation adjustments for Ricolino and Clif Bar during 2023.

Intangible Assets
Intangible assets consisted of the following:

	As of June 30, 2024			As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Definite-life intangible assets	$3,267	$(2,197)	$1,070	$3,322	$(2,155)	$1,167
Indefinite-life intangible assets (1)	18,327	—	18,327	18,669	—	18,669
Total	$21,594	$(2,197)	$19,397	$21,991	$(2,155)	$19,836
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

Amortization expense for intangible assets was $37 million for the three months and $75 million for the six months ended June 30, 2024 and $37 million for the three months and $76 million for the six months ended June 30, 2023. For the next five years, we currently estimate annual amortization expense of approximately $125 million in 2024-2026 and approximately $90 million in 2027 and 2028 (reflecting June 30, 2024 exchange rates).

Impairment Assessment:
We test our reporting units and brands for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. During the second quarter of 2024, we evaluated our goodwill impairment and intangible asset impairment risk through an assessment of potential triggering events. We considered qualitative and quantitative information in our assessment. We concluded there were no impairment indicators.

During our 2023 annual indefinite-life intangible asset testing, we identified thirteen brands that each had a fair value in excess of book value of 10% or less. The aggregate book value of the thirteen brands was $3.5 billion as of June 30, 2024, of which $1.8 billion is related to five recently acquired brands. We believe our current plans for each of these brands will support the current carrying values, but if plans to grow brand earnings and expand margin are not met or specific valuation factors outside of our control, such as discount rates, change then a brand or brands could become impaired in the future.

Note 6. Investments

Marketable Securities
During the first quarter of 2023, our ownership in Keurig Dr Pepper Inc. (NASDAQ: "KDP") fell below 5% of the outstanding shares, resulting in a change of accounting for our KDP investment, from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") as we no longer had significant influence over KDP. Marketable securities are measured at fair value based on quoted prices in active markets for identical assets (Level 1).

On June 8, 2023, we sold 23 million shares of KDP, which reduced our ownership by 1.6 percentage points, from 3.2% to 1.6% of the total outstanding shares. We received proceeds of approximately $708 million.

On March 2, 2023, we sold 30 million shares of KDP, which reduced our ownership by 2.1 percentage points, from 5.3% to 3.2% of the total outstanding shares. We received proceeds of approximately $1.0 billion and prior to the change of accounting for our KDP investment, recorded a pre-tax gain on equity method transactions of $493 million ($368 million after-tax) during the first quarter of 2023.

Subsequently in 2023, we sold the remainder of our shares of KDP and exited our investment in the company.

Pre-tax (losses)/gains for marketable securities are summarized below:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(in millions)
(Loss)/gain on marketable securities sold during the period	$(104)	$293
Unrealized (loss)/gain on marketable securities held as of the end of the period	(90)	300
Dividend income and other	5	14
Total (loss)/gain on marketable securities	$(189)	$607

In the table above, (loss)/gain on marketable securities sold during the period reflects the difference between the sale proceeds and the carrying value of the marketable securities at the beginning of the period or the date of the change of accounting for our investment in KDP, if later.

We reported no marketable securities as of June 30, 2024 and December 31, 2023, and $705 million as of June 30, 2023 in Other current assets in the condensed consolidated balance sheets.

Equity Method Investments
Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of June 30, 2024, we owned 17.7%, 50.0% and 49.0%, respectively, of these companies' outstanding shares. We continue to have board representation with two directors on JDEP's Board of Directors and have retained certain additional governance rights. As we continue to have significant influence, we continue to account for our investment in JDEP under the equity method.

Our investments accounted for under the equity method of accounting totaled $2.5 billion as of June 30, 2024 and $3.2 billion as of December 31, 2023. We recorded equity earnings of $48 million and cash dividends of $2 million in the three months ended June 30, 2024, and equity earnings of $71 million and cash dividends of zero in the three months ended June 30, 2023. We recorded equity earnings of $79 million and cash dividends of $82 million in the six months ended June 30, 2024 and equity earnings of $106 million and cash dividends of $102 million in the six months ended June 30, 2023.

Based on the quoted closing prices as of June 30, 2024, the fair value of our publicly-traded investment in JDEP was $1.7 billion, and there was no other than temporary impairment identified during the three months ended June 30, 2024.

During the three months ended March 31, 2024, we determined there was an other-than-temporary impairment based on the period of time for which the quoted market price fair value had been less than the carrying value of the investment and the uncertainty surrounding JDEP's stock price recovering to the carrying value. As a result, the investment was written down to its estimated fair value based on the closing price of the underlying equity security of €19.46 per share on March 28, 2024, resulting in an impairment charge of €612 million ($665 million). This charge was included within (Loss)/gain on equity method investment transactions including impairments in the condensed consolidated statement of earnings. There was no other than temporary impairment identified in the three and six months ended June 30, 2023.

JDEP Transactions
On April 3, 2023, we sold approximately 7.7 million shares of JDEP, which reduced our ownership by 1.6 percentage points, from 19.7% to 18.1% of the total outstanding shares. We received cash proceeds of €198 million ($217 million) and recorded a loss of €18 million ($19 million) on this sale during the three months ended June 30, 2023.

On March 30, 2023, we issued options to sell shares of JDEP in tranches equivalent to approximately 7.7 million shares. These options were exercisable at their maturities which were between July 3, 2023 and September 29, 2023, with strike prices ranging from €26.10 to €28.71 per share. Subsequent to the three months ended June 30, 2023, we exercised options on 2.2 million of the 7.7 million shares.

In 2021, we issued €300 million exchangeable bonds, which are redeemable at maturity in September 2024 at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDEP’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. If all bonds were redeemed in exchange for JDEP's shares, this would represent approximately 8.5 million shares or approximately 10% of our equity interest in JDEP as of June 30, 2024.

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

Restructuring Costs
The Simplify to Grow Program liability activity for the six months ended June 30, 2024 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability balance, January 1, 2024	$191	$—	$191
Charges (2)	39	6	45
Cash spent (3)	(23)	—	(23)
Non-cash settlements/adjustments (4)	—	(6)	(6)
Currency	(6)	—	(6)
Liability balance, June 30, 2024 (5)	$201	$—	$201

(1)Includes gains as a result of assets sold which are included in the restructuring program.
(2)We recorded restructuring charges of $3 million in the three months ended June 30, 2024 and restructuring charges of $2 million in the three months ended June 30, 2023 and restructuring charges of $45 million in the six months ended June 30, 2024 and $32 million in the six months ended June 30, 2023 within asset impairment and exit costs and benefit plan non-service income.
(3)We spent $10 million in the three months ended June 30, 2024 and $17 million in the three months ended June 30, 2023 and spent $23 million in the six months ended June 30, 2024 and $35 million in the six months ended June 30, 2023 in cash severance and related costs.
(4)We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments, including any gains on sale of restructuring program assets, which totaled a charge of $5 million in the three months ended June 30, 2024 and a charge of $5 million in the three months ended June 30, 2023 and a charge of $6 million in the six months ended June 30, 2024 and $6 million in the six months ended June 30, 2023.
(5)At June 30, 2024, $114 million of our net restructuring liability was recorded within other current liabilities and $87 million was recorded within other long-term liabilities.

Implementation Costs
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with additional information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $12 million in the three months ended June 30, 2024 and $4 million in the three months ended June 30, 2023, and we recorded implementation costs of $23 million in the six months ended June 30, 2024 and $9 million in the six months ended June 30, 2023. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs
During the three and six months ended June 30, 2024 and June 30, 2023, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended June 30, 2024
Restructuring Costs	$1	$—	$2	$(1)	$1	$3
Implementation Costs	1	—	5	6	—	12
Total	$2	$—	$7	$5	$1	$15
For the Three Months Ended June 30, 2023
Restructuring Costs	$(1)	$1	$(3)	$6	$(1)	$2
Implementation Costs	(1)	—	2	3	—	4
Total	$(2)	$1	$(1)	$9	$(1)	$6
For the Six Months Ended June 30, 2024
Restructuring Costs	$3	$1	$42	$(1)	$—	$45
Implementation Costs	1	—	6	10	6	23
Total	$4	$1	$48	$9	$6	$68
For the Six Months Ended June 30, 2023
Restructuring Costs	$(1)	$2	$27	$5	$(1)	$32
Implementation Costs	(1)	—	2	3	5	9
Total	$(2)	$2	$29	$8	$4	$41
Total Project (Inception to Date)
Restructuring Costs	$548	$562	$1,284	$675	$154	$3,223
Implementation Costs	305	245	587	608	378	2,123
Total	$853	$807	$1,871	$1,283	$532	$5,346

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2024		As of December 31, 2023
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$806	5.5%	$346	5.5%
Bank loans	32	12.1%	74	17.2%
Total short-term borrowings	$838		$420

Our uncommitted credit lines and committed credit lines available as of June 30, 2024 and December 31, 2023 include:

	As of June 30, 2024		As of December 31, 2023
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities (1)	$847	$32	$906	$74
Credit facilities:
February 19, 2025 (2)	1,500	—	1,500	—
February 23, 2027 (2)	4,500	—	4,500	—
Various (3)	432	432	277	277

(1)Prior year facility amount has been revised.
(2)We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At June 30, 2024, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $39.2 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(3)On April 18, 2023, and subsequently amended on October 3, 2023 and April 4, 2024, we entered into a credit facility secured by pledged deposits classified as long-term other assets. Draw downs on the facility bear a variable rate based on SOFR plus applicable margin. On April 5, 2024, we drew down $0.15 billion which is due on February 15, 2029.

Debt Repayments
During the six months ended June 30, 2024, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.125%	March 2024	$500	$500

During the six months ended June 30, 2023, we did not complete any debt repayments.

Debt Issuances
During the six months ended June 30, 2024, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
February 2024	4.750%	February 2029	$550	$550

(1)Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.

During the six months ended June 30, 2023, we did not complete any debt issuances.

On July 3, 2024, we issued C$650 million ($473 million) of 4.625% notes due July 2031.

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of June 30, 2024	As of December 31, 2023
	(in millions)
Fair Value	$17,563	$17,506
Carrying Value	$19,753	$19,408

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Interest expense, debt	$130	$145	$252	$298
Loss on debt extinguishment and related expenses	—	1	—	1
Other income, net	(98)	(49)	(152)	(107)
Interest and other expense, net	$32	$97	$100	$192

Other income, net includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts and movement in foreign currency exchange rates on certain foreign currency denominated assets and liabilities and related economic hedges. Refer to Note 9, Financial Instruments.

Note 9. Financial Instruments

Fair Value of Derivative Instruments
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2024		As of December 31, 2023
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$145	$59	$120	$57
Net investment hedge derivative contracts (1)	229	128	163	382
	$374	$187	$283	$439
Derivatives not designated as accounting hedges:
Currency exchange contracts	$213	$85	$195	$134
Commodity contracts	4,912	4,221	1,119	984
Interest rate contracts	1	—	—	2
	$5,126	$4,306	$1,314	$1,120
Total fair value	$5,500	$4,493	$1,597	$1,559

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

We recorded the fair value of our derivative instruments in the condensed consolidated balance sheet as follows:

	As of June 30, 2024	As of December 31, 2023
	(in millions)
Other current assets	$5,082	$1,347
Other assets	418	250
Other current liabilities	4,139	1,209
Other liabilities	354	350

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of June 30, 2024
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$128	$—	$128	$—
Commodity contracts	691	(58)	749	—
Interest rate contracts	87	—	87	—
Net investment hedge contracts	101	—	101	—
Total derivatives	$1,007	$(58)	$1,065	$—

	As of December 31, 2023
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$61	$—	$61	$—
Commodity contracts	135	28	107	—
Interest rate contracts	61	—	61	—
Net investment hedge contracts	(219)	—	(219)	—
Total derivatives	$38	$28	$10	$—

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

Derivative Volume
The notional values of our hedging instruments were:

	Notional Amount
	As of June 30, 2024	As of December 31, 2023
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$6,736	$2,860
Forecasted transactions	7,732	5,550
Commodity contracts	20,536	16,631
Interest rate contracts	4,136	2,384
Net investment hedges:
Net investment hedge derivative contracts	8,033	7,456
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,413	3,516
Swiss franc notes	362	386
Canadian dollar notes	439	453

Cash Flow Hedges
Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 13, Reclassifications from Accumulated Other Comprehensive Income for additional information on current period activity. Based on current market conditions, we would expect to transfer gains of $48 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage
As of June 30, 2024, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years, 6 months.

Hedges of Net Investments in International Operations

Net investment hedge ("NIH") derivative contracts
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of June 30, 2024 was $8.0 billion.

Net investment hedge derivative contract impacts on other comprehensive earnings and net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
After-tax gain/(loss) on NIH contracts (1)	$16	$22	$185	$17

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Amounts excluded from the assessment of hedge effectiveness (1)	$46	$36	$87	$72

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Euro notes	$18	$(17)	$79	$(50)
Swiss franc notes	(1)	(11)	19	(16)
Canadian notes	3	(7)	11	(8)

Economic Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain/(Loss) Recognized in Earnings
	2024	2023	2024	2023
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$12	$25	$68	$47	Interest and other expense, net
Forecasted transactions	(2)	27	23	29	Cost of sales
Forecasted transactions	(2)	8	(2)	13	Interest and other expense, net
Forecasted transactions	(6)	(1)	1	(6)	Selling, general and administrative expenses
Commodity contracts	(255)	106	929	104	Cost of sales
Equity method investment contracts (1)	—	1	—	3	Gain on equity method investment transactions
Total	$(253)	$166	$1,019	$190

(1) Equity method investment contracts consist of the bifurcated embedded derivative option that was a component of the September 20, 2021 €300 million exchangeable bonds issuance and terminates on September 20, 2024. Refer to Note 6, Investments.

Fair Value of Contingent Consideration
The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Liability at beginning of period	$703	$659	$680	$642
Changes in fair value	12	(2)	35	15
Payments	(54)	(90)	(54)	(90)
Liability at end of period	$661	$567	$661	$567

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2024
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$568	$—	$—	$568
Other (2)	93	—	—	93
Total contingent consideration	$661	$—	$—	$661

	As of December 31, 2023
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$548	$—	$—	$548
Other (2)	132	—	—	132
Total contingent consideration	$680	$—	$—	$680

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
(2)The other contingent consideration liabilities are recorded at fair value, with $93 million and $132 million classified as other current liabilities at June 30, 2024 and December 31, 2023, respectively. Fair value adjustments are recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. Payment is expected to be made in the third quarter of 2024, and the majority will be classified within cash flows provided by operating activities in the consolidated statement of cash flows.

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Service cost	$1	$1	$15	$13
Interest cost	15	17	71	76
Expected return on plan assets	(23)	(24)	(108)	(100)
Amortization:
Net loss from experience differences	—	—	16	10
Settlement losses and other expenses	—	3	—	—
Net periodic pension benefit	$(7)	$(3)	$(6)	$(1)

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Service cost	$2	$2	$30	$27
Interest cost	30	32	142	152
Expected return on plan assets	(46)	(49)	(216)	(202)
Amortization:
Net loss from experience differences	—	—	32	21
Prior service cost	—	1	—	—
Settlement losses and other expenses	6	8	—	—
Net periodic pension benefit	$(8)	$(6)	$(12)	$(2)

Employer Contributions
During the six months ended June 30, 2024, we contributed $1 million to our U.S. pension plans and $52 million to our non-U.S. pension plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of June 30, 2024, we plan to make further contributions of approximately $3 million to our U.S. plans and $26 million to our non-U.S. plans for the remainder of 2024. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Multiemployer Pension Plans
On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Bakery and Confectionery Union and Industry International Pension Fund totaling $491 million requiring pro-rata monthly payments over 20 years. We began making monthly payments during the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $3 million for the three months ended June 30, 2024 and $2 million for the three months ended June 30, 2023 and $5 million for the six months ended June 30, 2024 and 2023, within Interest and other expense, net in the condensed consolidated statement of earnings. As of June 30, 2024, the remaining discounted withdrawal liability was $320 million, with $16 million recorded in Other current liabilities and $304 million recorded in Long-term other liabilities in the condensed consolidated balance sheet.

Postretirement and Postemployment Benefit Plans
The net periodic postretirement (benefit)/cost was $(2) million for the three months ended June 30, 2024 and $(5)

million for the six months ended June 30, 2024 and $(2) million for the three and six months ended June 30, 2023. The net periodic postemployment cost was $6 million for the three months ended June 30, 2024 and $11 million for the six months ended June 30, 2024 and zero for the three months ended June 30, 2023 and $1 million for the six months ended June 30, 2023.

Note 11. Stock Plans

On May 22, 2024, our shareholders approved the 2024 Performance Incentive Plan (the “2024 PIP”), which replaces our Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”). Under the 2024 PIP, we are now authorized to issue a maximum of 50.7 million shares of our Common Stock. As of May 2022, 2024, we may not make any grants under the 2005 Plan. As of June 30, 2024, there were 50.7 million shares available to be granted under the 2024 PIP.

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2024	18,678,120	$49.96	5 years	$420	million
Annual grant to eligible employees	2,261,810	73.13
Additional options issued	6,150	69.76
Total options granted	2,267,960	73.12
Options exercised (1)	(2,213,764)	43.09		$67	million
Options canceled	(239,408)	59.98
Balance at June 30, 2024	18,492,908	53.50	5 years	$238	million

(1)Cash received from options exercised was $17 million in the three months and $96 million in the six months ended June 30, 2024. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $1 million in the three months and $11 million in the six months ended June 30, 2024.

Performance Share Units and Other Stock-Based Awards
Our performance share unit (PSU), deferred stock unit (DSU) and other stock-based activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2024	4,553,166		$62.53
Annual grant to eligible employees:		Feb 27, 2024
Performance share units	787,110		75.05
Deferred stock units	571,490		73.13
Additional shares granted (1)	992,951	Various	63.19
Total shares granted	2,351,551		69.58	$164	million
Vested (2) (3)	(1,972,046)		58.64	$116	million
Forfeited (2)	(214,676)		65.45
Balance at June 30, 2024	4,717,995		67.54

(1)Includes PSUs and DSUs.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested was zero in the three months and $7 million in the six months ended June 30, 2024.
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

During the six months ended June 30, 2024, we repurchased approximately 15 million shares of Common Stock at an average cost of $70.52 per share, or an aggregate cost of approximately $1.0 billion, all of which was paid during the period except for approximately $5 million settled in July 2024. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2024, we have approximately $3.4 billion in remaining share repurchase capacity.

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

As previously disclosed, in November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. As previously disclosed, we have been cooperating with the investigation. In the fourth quarter of 2022, we had accrued (in accordance with U.S. GAAP), on a pre-tax basis, a liability of €300 million ($321 million) within other current liabilities in the consolidated balance sheet and selling, general and administrative expenses in the consolidated statement of earnings as an estimate of the possible cost to resolve this matter. During the fourth quarter of 2023, we adjusted our accrual to a liability of €340 million ($375 million). In the second quarter of 2024, we reached a negotiated resolution in this matter and adjusted our accrual from a liability of €340 million to €337.5 million ($362 million), on a pre-tax basis. Pursuant to the agreed settlement, we plan to make payment in August 2024. We do not anticipate any modification of our business practices and agreements that would have a material impact on our ongoing business operations within the European Union.

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of June 30, 2024 and December 31, 2023, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net (losses)/gains of $(2) million in the second quarter of 2024 and $11 million in the second quarter of 2023 and $21 million in the first six months of 2024 and $41 million in the first six months of 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,790)	$(9,659)	$(9,574)	$(9,808)
Currency translation adjustments	(408)	139	(590)	312
Tax (expense)/benefit	19	7	(21)	(15)
Other comprehensive earnings/(losses)	(389)	146	(611)	297
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	2	8	8	6
Balance at end of period	(10,177)	(9,505)	(10,177)	(9,505)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,285)	$(1,111)	$(1,323)	$(1,105)
Net actuarial gain/(loss) arising during period	(1)	(1)	(6)	1
Tax (expense)/benefit on net actuarial gain/(loss)	1	—	1	—
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	14	5	26	13
Settlement losses and other expenses (1)	—	3	6	8
Tax expense/(benefit) on reclassifications (3)	(4)	(3)	(8)	(6)
Currency impact	(2)	(26)	27	(44)
Other comprehensive earnings/(losses)	8	(22)	46	(28)
Balance at end of period	(1,277)	(1,133)	(1,277)	(1,133)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(57)	$(44)	$(49)	$(34)
Net derivative gains/(losses)	1	(38)	26	(66)
Tax (expense)/benefit on net derivative gain/(loss)	3	4	6	1
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)	(7)	5	(43)	23
Tax expense/(benefit) on reclassifications (3)	(1)	1	(2)	3
Currency impact	—	—	1	1
Other comprehensive earnings/(losses)	(4)	(28)	(12)	(38)
Balance at end of period	(61)	(72)	(61)	(72)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(11,132)	$(10,814)	$(10,946)	$(10,947)
Total other comprehensive earnings/(losses)	(385)	96	(577)	231
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	2	8	8	6
Other comprehensive earnings/(losses) attributable to Mondelēz International	(383)	104	(569)	237
Balance at end of period	$(11,515)	$(10,710)	$(11,515)	$(10,710)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(2)These reclassified gains or losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 14. Income Taxes

As of the second quarter of 2024, our estimated annual effective tax rate, which excludes discrete tax impacts, was 27.8%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws as well as the net unfavorable impact attributable to jurisdictional mix of pre-tax income and applicable tax rates. Our 2024 second quarter effective tax rate was 34.7% and includes discrete tax impacts in connection with unrealized gains and losses on hedging activities. Excluding these impacts, our effective tax rate for the three months ended June 30, 2024 was 28.5%. The 28.5% reflects the impact of unfavorable foreign provisions under U.S. tax laws as well as the net unfavorable impact attributable to jurisdictional mix of pre-tax income and applicable tax rates. Our effective tax rate for the six months ended June 30, 2024 of 26.2% also includes discrete tax impacts in connection with unrealized gains and losses on hedging activities. Excluding these impacts, our effective tax rate for the six months ended June 30, 2024 was 27.2%. The 27.2% reflects the impact of unfavorable foreign provisions under U.S. tax laws as well as the net unfavorable impact attributable to jurisdictional mix of pre-tax income and applicable tax rates.

As of the second quarter of 2023, our estimated annual effective tax rate, which excluded discrete tax impacts, was 24.6%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws partially offset by favorable impacts from the mix of pre-tax income as well as applicable tax rates in various non-U.S. jurisdictions. Our 2023 second quarter effective tax rate of 23.1% included a net tax benefit related to gains and losses on KDP marketable securities and a net tax expense incurred in connection with unrealized gains and losses on hedging activities as well as other discrete net tax expense. Our effective tax rate for the six months ended June 30, 2023 of 27.3% was higher due to a $127 million net tax expense incurred in connection with the KDP share sale during the first quarter (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our effective tax rate for the six months ended June 30, 2023 was 23.6%. The 23.6% rate also included net tax expense related to gains and losses on KDP marketable securities as well as the associated pre-tax impacts.

Note 15. Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Net earnings	$603	$941	$2,019	$3,030
less: Noncontrolling interest earnings	(2)	3	(6)	(5)
Net earnings attributable to Mondelēz International	$601	$944	$2,013	$3,025
Weighted-average shares for basic EPS	1,343	1,364	1,346	1,365
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	5	8	6	7
Weighted-average shares for diluted EPS	1,348	1,372	1,352	1,372
Basic earnings per share attributable to Mondelēz International	$0.45	$0.69	$1.50	$2.22
Diluted earnings per share attributable to Mondelēz International	$0.45	$0.69	$1.49	$2.20

We exclude antidilutive Mondelēz International stock options and long-term incentive plan shares from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 4.2 million for the three months ended June 30, 2024 and 2.8 million for the three months ended June 30, 2023 and 3.4 million for the six months ended June 30, 2024 and 2.7 million for the six months ended June 30, 2023.

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

Our reconciliation of segment net revenues and earnings to consolidated financial statement totals were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net revenues:
Latin America	$1,232	$1,228	$2,551	$2,439
AMEA	1,587	1,609	3,537	3,548
Europe	2,874	2,926	6,242	6,233
North America	2,650	2,744	5,303	5,453
Net revenues	$8,343	$8,507	$17,633	$17,673
Earnings before income taxes:
Segment operating income:
Latin America	$144	$134	$301	$273
AMEA	290	207	701	567
Europe	550	449	1,141	956
North America	545	580	1,094	1,146
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(571)	171	553	220
General corporate expenses	(67)	(79)	(134)	(156)
Amortization of intangible assets	(37)	(37)	(75)	(76)
Operating income	854	1,425	3,581	2,930
Benefit plan non-service income	28	22	51	41
Interest and other expense, net	(32)	(97)	(100)	(192)
(Loss)/gain on marketable securities	—	(189)	—	607
Earnings before income taxes	$850	$1,161	$3,532	$3,386

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

Net revenues by product category were:

	For the Three Months Ended June 30, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$310	$560	$1,093	$2,394	$4,357
Chocolate	304	579	1,293	57	2,233
Gum & Candy	381	237	140	199	957
Beverages	114	124	28	—	266
Cheese & Grocery	123	87	320	—	530
Total net revenues	$1,232	$1,587	$2,874	$2,650	$8,343

	For the Three Months Ended June 30, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$309	$570	$1,129	$2,383	$4,391
Chocolate	316	563	1,241	56	2,176
Gum & Candy	368	235	220	305	1,128
Beverages	112	150	26	—	288
Cheese & Grocery	123	91	310	—	524
Total net revenues	$1,228	$1,609	$2,926	$2,744	$8,507

	For the Six Months Ended June 30, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$596	$1,204	$2,123	$4,733	$8,656
Chocolate	686	1,350	3,063	148	5,247
Gum & Candy	774	471	346	422	2,013
Beverages	244	313	62	—	619
Cheese & Grocery	251	199	648	—	1,098
Total net revenues	$2,551	$3,537	$6,242	$5,303	$17,633

	For the Six Months Ended June 30, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$585	$1,239	$2,191	$4,696	$8,711
Chocolate	684	1,310	2,911	140	5,045
Gum & Candy	716	441	453	617	2,227
Beverages	223	358	59	—	640
Cheese & Grocery	231	200	619	—	1,050
Total net revenues	$2,439	$3,548	$6,233	$5,453	$17,673

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

Recent Developments and Significant Items Affecting Comparability

Macroeconomic environment

We continue to observe significant market and geopolitical uncertainty, fluctuating consumer demand, inflationary pressures, supply constraints and exchange rate volatility. As a result, we experienced significantly higher operating costs, including higher overall raw material, labor and energy costs that have continued to rise. In particular, we expect to continue to face higher cocoa costs, as the market price for cocoa beans has increased significantly year-over-year and it is likely that prices will remain elevated for some time. Refer to Commodity Trends for additional information.

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

War in Ukraine

In February 2022, following the Russian military invasion of Ukraine, we stopped production and closed our facilities in Ukraine; since then we have taken steps to protect the safety of our employees and to fully restore operations at our two manufacturing facilities, which were significantly damaged in March 2022. See Note 1, Basis of Presentation - War in Ukraine, to the condensed consolidated financial statements, and refer to Items Affecting Comparability of Financial Results for additional information.

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations given we believe we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions. We continue to consolidate both our Ukrainian and Russian subsidiaries. During the second quarter of 2024, Ukraine generated 0.4% and Russia generated 2.9% of consolidated net revenue and during the second quarter of 2023, Ukraine generated 0.3% and Russia generated 2.8% of consolidated net revenue. The profitability of and the assets held by our Russian business continue to remain above historical levels. We cannot predict if the recent performance of our Russian business will continue in the future.

Our operations in Russia are subject to risks, including the temporary or permanent loss of assets due to expropriation or further curtailment of our ability to conduct business operations in Russia. In the event this were to occur, this could lead to the partial or full impairment of our Russian assets or deconsolidation of the operations in Russia in future periods, or the termination of our business operations, based on actions taken by Russia, other parties or us. For additional information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2023, including the risk entitled “The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.”

Developments in the Middle East

In October 2023, conflict developed in the Middle East between Hamas and Israel, and has expanded to other parts of the region. In the second quarter of 2024, we experienced sales impacts related to this conflict in certain AMEA markets, but this did not have a material impact on our business, results of operations or financial condition. We continue to evaluate the impacts of these developments on our business and we cannot predict if it will have a significant impact in the future.

ERP System Implementation

In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems (the “ERP System Implementation”). The ERP System Implementation spending comprises both capital expenditures and operating expenses, of which a majority is expected to relate to operating expenses. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. The ERP System Implementation program will be implemented by region in several phases with spending occurring over the next five years, with expected completion by year-end 2028. Refer to Non-GAAP financial measures for additional information.

Extreme Price Growth in Argentina

During December 2023, the Argentinean peso significantly devalued. The peso's devaluation and potential resulting distortion on our non-GAAP Organic Net Revenue, Organic Net Revenue growth and other constant currency growth rate measures resulted in our decision to exclude the impact of pricing in excess of 26% year-over-year ("extreme pricing") in Argentina, from these measures beginning in Q1 2024. The benchmark of 26% represents the minimum annual inflation rate for each year over a 3-year period which would result in a cumulative inflation rate in excess of 100%, the level at which an economy is considered hyperinflationary under U.S. GAAP. Throughout the following MD&A discussion, we now exclude, on a prospective basis, the impact of extreme pricing in Argentina from the net pricing impact of Organic Net Revenue and Organic Net Revenue growth and its related impact on our other non-GAAP financial constant currency growth measures with a corresponding adjustment in changes in currency translation rates. Additionally within the MD&A discussion, "currency-related items" totals the impact of extreme pricing and the currency translation rate changes. Refer to Non-GAAP financial measures for additional information.

Currency-related items impacted our non-GAAP financial measures for the three months ended June 30, 2024 as follows:
•Organic Net Revenue: In total, unfavorable currency-related items of $216 million (2.6pp) were driven by unfavorable currency translation rate changes of $544 million (6.5pp), partially offset by the adjustment for extreme pricing of $328 million (3.9pp). In Emerging Markets, unfavorable currency-related items of $193 million (5.9pp) were driven by unfavorable currency translation rate changes of $521 million (15.8pp), partially offset by the adjustment for extreme pricing of $328 million (9.9pp). In Developed Markets, unfavorable currency-related items of $23 million (0.4pp) were driven by unfavorable currency translation rate changes.
•Adjusted Operating Income: Unfavorable currency-related items of $57 million were driven by unfavorable currency translation rate changes of $119 million, partially offset by the adjustment for extreme pricing of $62 million.
•Adjusted EPS: Unfavorable currency-related items of $0.04 were driven by unfavorable currency translation rate changes of $0.08, partially offset by the adjustment for extreme pricing of $0.04.

Currency-related items impacted our non-GAAP financial measures for the six months ended June 30, 2024 as follows:
•Organic Net Revenue: In total, unfavorable currency-related items of $348 million (2.0pp) were driven by unfavorable currency translation rate changes of $1,057 million (6.1pp), partially offset by the adjustment for extreme pricing of $709 million (4.1pp). In Emerging Markets, unfavorable currency-related items of $359 million (5.2pp) were driven by unfavorable currency translation rate changes of $1,068 million (15.5pp), partially offset by the adjustment for extreme pricing of $709 million (10.3pp). In Developed Markets, favorable currency-related items of $11 million (0.1pp) were driven by favorable currency translation rate changes.

•Adjusted Operating Income: Unfavorable currency-related items of $127 million were driven by unfavorable currency translation rate changes of $309 million, partially offset by the adjustment for extreme pricing of $182 million.
•Adjusted EPS: Unfavorable currency-related items of $0.07 were driven by unfavorable currency translation rate changes of $0.21, partially offset by the adjustment for extreme pricing of $0.14.

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

Investment Transactions

Keurig Dr Pepper Transactions (Nasdaq: "KDP")
During the first quarter of 2023, we sold approximately 30 million shares of KDP, which reduced our ownership interest to 3.2%. We recorded a pre-tax gain on equity method transactions of $493 million (or $368 million after-tax). Our reduction in ownership to below 5% resulted in a change of accounting from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities"). On June 8, 2023, we sold 23 million shares of KDP, which reduced our ownership to 1.6%. Subsequently in 2023, we sold the remainder of our shares of KDP and exited our investment in the company.

JDE Peet’s Transactions (Euronext Amsterdam: “JDEP”)
During the first quarter of 2024, we determined there was an other-than-temporary impairment of our investment in JDEP, resulting in an impairment charge of €612 million ($665 million). During the first quarter of 2023, we sold approximately 7.7 million shares of JDEP, which reduced our ownership to 18.1%. We recorded a loss of €18 million ($19 million) on this sale.

For additional information, refer to Note 6, Investments and Note 9, Financial Instruments.

Taxes

We continue to monitor existing and potential future tax reform around the world. As of June 30, 2024, numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax with the earliest effective date being for taxable years beginning after December 31, 2023. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements but we will continue to evaluate it as additional guidance and clarification becomes available.

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

Summary of Results

•Net revenues decreased 1.9% to $8.3 billion in the second quarter of 2024 and decreased 0.2% to $17.6 billion in the first six months of 2024 as compared to the same periods in the prior year.
–Net revenue decline in the second quarter of 2024 was driven by unfavorable currency-related items, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year, unfavorable volume/mix and the impact of our 2023 divestiture of the developed market gum business, partially offset by higher net pricing.
–Net revenue decline in the first six months of 2024 was driven by unfavorable volume/mix, unfavorable currency-related items, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year and the impact of our 2023 divestiture of the developed market gum business, partially offset by higher net pricing and incremental net revenue from a short-term distributor agreement related to the sale of our developed market gum business.
•Organic Net Revenue, a non-GAAP financial measure, increased 2.5% to $8.6 billion in the second quarter of 2024 and increased 3.4% to $18.0 billion in the first six months of 2024 as compared to the same periods in the prior year. During both the second quarter and first six months of 2024, Organic Net Revenue grew due to higher net pricing, partially offset by unfavorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.
•Diluted EPS attributable to Mondelēz International decreased (34.8)% to $0.45 in the second quarter of 2024 and decreased (32.3)% to $1.49 in the first six months of 2024 as compared to the same periods in the prior year.
–Diluted EPS decreased in the second quarter of 2024, driven by an unfavorable year-over-year change in mark-to-market impacts from commodity and currency derivatives, lapping prior-year operating results from the developed market gum business divested in 2023, unfavorable initial impacts from enacted tax law changes, higher acquisition integration costs and contingent consideration adjustments and higher equity method investee items. These unfavorable items were partially offset by an increase in Adjusted EPS, lapping prior-year losses on marketable securities and equity method investment transactions, lower loss on remeasurement of net monetary position and lower divestiture-related costs.
–Diluted EPS decreased in the first six months of 2024, driven by an impairment charge on our JDEP equity method investment in 2024, lapping prior-year net gains on marketable securities and equity method investment transactions primarily related to our former KDP investment, lapping prior-year operating results from the developed market gum business divested in 2023, unfavorable initial impacts from enacted tax law changes, higher acquisition integration costs and contingent consideration adjustments, higher costs incurred from our Simplify to Grow program and higher equity method investee items. These unfavorable items were partially offset by an increase in Adjusted EPS, favorable year-over-year change in mark-to-market impacts from commodity and currency derivatives, lower divestiture-related costs and lower loss on remeasurement of net monetary position.
•Adjusted EPS, a non-GAAP financial measure, increased 19.4% to $0.86 in the second quarter of 2024 and increased 15.9% to $1.82 in the first six months of 2024 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 25.0% to $0.90 in the second quarter of 2024 and increased 20.4% to $1.89 in the first six months of 2024 as compared to the same periods in the prior year. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.
–Adjusted EPS increased in the second quarter of 2024, driven by operating gains, lower interest expense and fewer shares outstanding, partially offset by unfavorable currency-related items and higher taxes.
–Adjusted EPS increased in the first six months of 2024, driven by operating gains, lower interest expense, fewer shares outstanding and higher benefit plan non-service income, partially offset by unfavorable currency-related items, higher taxes and lapping prior year dividend income related to our former KDP investment.

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2024	2023	2024	2023
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$(3)	$(2)	$(45)	$(32)
Implementation charges		(12)	(4)	(23)	(9)
Mark-to-market (losses)/gains from derivatives (1)	Note 9	(573)	168	551	216
Acquisition and divestiture-related costs:	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		(36)	(24)	(79)	(75)
Divestiture-related costs		—	(22)	(4)	(52)
Incremental costs due to war in Ukraine (2)	Note 1	(1)	—	(2)	3
European Commission legal matter	Note 12	3	—	3	—
ERP System Implementation costs (3)		(9)	—	(9)	—
Remeasurement of net monetary position	Note 1	(9)	(26)	(17)	(38)
Impact from pension participation changes (1)	Note 10	(3)	(2)	(5)	(5)
Loss on debt extinguishment and related expenses	Note 8	—	(1)	—	(1)
Initial impacts from enacted tax law changes	Note 14	(25)	(2)	(23)	(2)
(Loss)/gain on marketable securities	Note 6	—	(194)	—	593
(Loss)/gain on equity method investment transactions including impairments (4)	Note 6	—	(23)	(665)	462
Equity method investee items (5)		(19)	—	(47)	(44)
Effective tax rate	Note 14	34.7%	23.1%	26.2%	27.3%

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
(3)ERP System Implementation program costs represent incremental operating expenses above the normal ongoing level of spending on information technology to support operations. These expenses include third-party consulting fees, direct labor costs associated with the program, accelerated depreciation of our existing SAP financial systems and various other expenses, all associated with the implementation of our information technology upgrades.
(4)(Loss)/gain (including non-cash impairment charges) on equity method investment transactions is recorded outside pre-tax operating results on the condensed consolidated statement of earnings. See footnote (1) as mark-to-market gains/(losses) on our equity method-investment-related derivative contracts are presented in the table above within mark-to-market gains/(losses) from derivatives.
(5)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, including acquisition and divestiture-related costs, restructuring program costs and intangible asset impairment charges.

Consolidated Results of Operations
Three Months Ended June 30

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions, except per share data)
Net revenues	$8,343	$8,507	$(164)	(1.9)%
Operating income	854	1,425	(571)	(40.1)%
Net earnings attributable to Mondelēz International	601	944	(343)	(36.3)%
Diluted earnings per share attributable to Mondelēz International	0.45	0.69	(0.24)	(34.8)%

Net Revenues – Net revenues decreased $164 million (1.9%) to $8,343 million in the second quarter of 2024, and Organic Net Revenue (1) increased $209 million (2.5%) to $8,559 million. Emerging markets net revenues decreased (1.4)% and emerging markets Organic Net Revenue increased 4.5% (1). Developed markets net revenues decreased (2.3)% and developed markets Organic Net Revenue increased 1.2% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Three Months Ended June 30, 2024
Reported (GAAP)	$3,260	$5,083	$8,343
Currency-related items	193	23	216
Organic (Non-GAAP)	$3,453	$5,106	$8,559
Three Months Ended June 30, 2023
Reported (GAAP)	$3,306	$5,201	$8,507
Divestitures	(1)	(156)	(157)
Organic (Non-GAAP)	$3,305	$5,045	$8,350
% Change
Reported (GAAP)	(1.4)%	(2.3)%	(1.9)%
Divestitures	- pp	3.1 pp	1.8 pp
Currency-related items	5.9	0.4	2.6	pp
Organic (Non-GAAP)	4.5%	1.2%	2.5%
Vol/Mix	(2.2)pp	(2.2)pp	(2.2)pp
Pricing	6.7	3.4	4.7
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decrease of 1.9% was driven by unfavorable currency-related items and the impact of our 2023 divestiture of the developed market gum business, partially offset by our underlying Organic Net Revenue growth of 2.5%. Currency-related items decreased net revenues by $216 million, driven by unfavorable currency translation rate changes, partially offset by the adjustment for extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to several currencies, primarily the Argentinean peso, as well as the Nigerian naira, Russian ruble, Turkish lira, Brazilian real, Egyptian pound, euro and Chinese yuan, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Mexican peso, British pound sterling, Polish zloty and Colombian peso. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $157 million for the second quarter of 2024. Refer to Note 2, Divestitures, for additional information. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2023 as well as the effects of input cost-driven pricing actions taken during the first six months of 2024. Overall, unfavorable volume/mix was driven by volume declines, due to expected customer price negotiation disruptions in Europe, softer consumer demand in the U.S. and Mexico, and geopolitical impacts in parts of AMEA, which were partially offset by favorable product mix. Unfavorable volume/mix was reflected across all regions.

Operating Income – Operating income decreased $571 million (40.1%) to $854 million in the second quarter of 2024. Adjusted Operating Income (1) increased $223 million (17.6%) to $1,492 million and Adjusted Operating Income on a constant currency basis (1) increased $280 million (22.1%) to $1,549 million due to the following:

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Operating Income	$854	$1,425	$(571)	(40.1)%
Simplify to Grow Program (2)	15	6	9
Mark-to-market losses/(gains) from derivatives (3)	571	(171)	742
Acquisition integration costs and contingent consideration adjustments (4)	36	24	12
Divestiture-related costs (4)	—	22	(22)
Operating results from divestitures (4)	—	(63)	63
European Commission legal matter	(3)	—	(3)
Incremental costs due to war in Ukraine (5)	1	—	1
ERP System Implementation costs	9	—	9
Remeasurement of net monetary position (5)	9	26	(17)
Adjusted Operating Income (1)	$1,492	$1,269	$223	17.6%
Currency-related items	57	—	57
Adjusted Operating Income (constant currency) (1)	$1,549	$1,269	$280	22.1%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$396
Lower input costs	24
Unfavorable volume/mix	(68)
Higher selling, general and administrative expenses	(79)
Higher amortization of intangible assets	(1)
Lower asset impairment charges	8
Total change in Adjusted Operating Income (constant currency) (1)	$280

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

During the second quarter of 2024, we realized higher net pricing, which was partially offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2023 as well as the effects of input cost-driven pricing actions taken during the first six months of 2024, was reflected across all regions. The decrease in input costs was driven by lower manufacturing costs due to productivity, partially offset by higher raw material costs. Higher raw material costs were in part due to higher cocoa, sugar, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower energy, edible oils, dairy, grains and packaging costs. Overall, unfavorable volume/mix was due to volume declines partially offset by favorable product mix. Unfavorable volume/mix was experienced in all regions.

Total selling, general and administrative expenses increased $22 million from the second quarter of 2023, which was net of benefits from a number of factors noted in the table above, including in part, the elimination of costs from the developed market gum business divested in 2023, lower divestiture-related costs, lower remeasurement loss of net monetary position and a favorable currency translation impact related to expenses, partially offset by higher acquisition integration costs and contingent consideration adjustments and costs incurred for the ERP System Implementation program. Excluding these factors, selling, general and administrative expenses increased $79 million from the second quarter of 2023. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency-related items, net of the adjustment for extreme pricing in Argentina, decreased operating income by $57 million primarily due to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, Egyptian pound, Russian ruble, Brazilian real, Turkish lira, euro and Chinese yuan, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Mexican peso, British pound sterling and Polish zloty.

Operating income margin decreased from 16.8% in the second quarter of 2023 to 10.2% in the second quarter of 2024. The decrease in operating income margin was driven primarily by the unfavorable year-over-year change in mark-to-market gains/(losses) from commodity and currency hedging activities, the impact from the developed market gum business divested in 2023, higher acquisition integration costs and contingent consideration adjustments, costs incurred for the ERP System Implementation program and higher costs incurred for the Simplify to Grow program, partially offset by higher Adjusted Operating Income margin, lower divestiture-related costs and lower remeasurement loss of net monetary position. Adjusted Operating Income margin increased from 15.2% for the second quarter of 2023 to 17.9% for the second quarter of 2024. The increase was driven primarily by higher net pricing, lower manufacturing costs driven by productivity and overhead cost leverage, partially offset by higher advertising and consumer promotion costs and higher raw material costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $601 million decreased by $343 million (36.3%) in the second quarter of 2024. Diluted EPS attributable to Mondelēz International was $0.45 in the second quarter of 2024, down $0.24 (34.8%) from the second quarter of 2023. Adjusted EPS (1) was $0.86 in the second quarter of 2024, up $0.14 (19.4%) from the second quarter of 2023. Adjusted EPS on a constant currency basis (1) was $0.90 in the second quarter of 2024, up $0.18 (25.0%) from the second quarter of 2023.

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.45	$0.69	$(0.24)	(34.8)%
Simplify to Grow Program (2)	0.01	0.01	—
Mark-to-market losses/(gains) from derivatives (2)	0.34	(0.11)	0.45
Acquisition integration costs and contingent consideration adjustments (2)	0.02	0.01	0.01
Divestiture-related costs (2)	—	0.01	(0.01)
Operating results from divestitures (2)	—	(0.04)	0.04
Remeasurement of net monetary position (2)	0.01	0.02	(0.01)
Initial impacts from enacted tax law changes (3)	0.02	—	0.02
Gain on marketable securities (4)	—	0.11	(0.11)
Loss on equity method investment transactions including impairments (4)	—	0.02	(0.02)
Equity method investee items (5)	0.01	—	0.01
Adjusted EPS (1)	$0.86	$0.72	$0.14	19.4%
Currency-related items	0.04	—	0.04
Adjusted EPS (constant currency) (1)	$0.90	$0.72	$0.18	25.0%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.15
Change in interest and other expense, net (6)	0.03
Change in income taxes (3)	(0.02)
Change in shares outstanding (7)	0.02
Total change in Adjusted EPS (constant currency) (1)	$0.18
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended June 30, 2024, taxes for the: Simplify to Grow Program were $(6) million, mark-to-market losses from derivatives were $(111) million, acquisition integration costs and contingent consideration adjustments were $(7) million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $25 million and equity method investee items were zero.
•For the three months ended June 30, 2023, taxes for the: Simplify to Grow Program were $(1) million, mark-to-market gains from derivatives were $21 million, acquisition integration costs and contingent consideration adjustments were $(9) million, divestiture-related costs were $(4) million, operating results from divestitures were $12 million, remeasurement of net monetary position were zero, gain on marketable securities were $(45) million, gain on equity method investment transactions were $(1) million and equity method investee items were zero.
(2)See the Operating Income table above and the related footnotes for additional information.
(3)Refer to Note 14, Income Taxes, for additional information on the items affecting income taxes.
(4)Refer to Note 6, Investments, for additional information on gains/losses (including non-cash impairment charges) on equity method investment transactions and marketable securities.
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

Six Months Ended June 30:

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions, except per share data)
Net revenues	$17,633	$17,673	$(40)	(0.2)%
Operating income	3,581	2,930	651	22.2%
Net earnings attributable to Mondelēz International	2,013	3,025	(1,012)	(33.5)%
Diluted earnings per share attributable to Mondelēz International	1.49	2.20	(0.71)	(32.3)%

Net Revenues – Net revenues decreased $40 million (0.2%) to $17,633 million in the first six months of 2024, and Organic Net Revenue (1) increased $587 million (3.4%) to $17,956 million. Emerging markets net revenues increased 1.3% and emerging markets Organic Net Revenue increased 6.5% (1). Developed markets net revenues decreased (1.2)% and developed markets Organic Net Revenue increased 1.3% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets		Developed Markets	Mondelēz International
Six Months Ended June 30, 2024
Reported (GAAP)	$6,993		$10,640	$17,633
Short-term distributor agreements	(3)		(22)	(25)
Currency-related items	359		(11)	348
Organic (Non-GAAP)	$7,349		$10,607	$17,956
Six Months Ended June 30, 2023
Reported (GAAP)	$6,904		$10,769	$17,673
Divestitures	(3)		(301)	(304)
Organic (Non-GAAP)	$6,901		$10,468	$17,369
% Change
Reported (GAAP)	1.3%		(1.2)%	(0.2)%
Divestitures	—	pp	2.8 pp	1.7 pp
Short-term distributor agreements	—		(0.2)	(0.1)
Currency-related items	5.2		(0.1)	2.0
Organic (Non-GAAP)	6.5%		1.3%	3.4%
Vol/Mix	(1.0) pp		(3.0) pp	(2.1) pp
Pricing	7.5		4.3	5.5
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue decrease of 0.2% was driven by unfavorable currency-related items and the impact of our 2023 divestiture of the developed market gum business, partially offset by our underlying Organic Net Revenue growth of 3.4% and the impact of a short-term distributor agreement. Currency-related items decreased net revenues by $348 million, driven by unfavorable currency translation rate changes, partially offset by the adjustment for extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to most currencies, primarily the Argentinean peso, as well as the Russian ruble, Turkish lira, Nigerian naira, Chinese yuan, Egyptian pound and Australian dollar, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Mexican peso, British pound sterling, Polish zloty and Colombian peso. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $304 million for the first six months of 2024. Refer to Note 2, Divestitures, for additional information. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2023 as well as the effects of input cost-driven pricing actions taken during the first six months of 2024. Overall, unfavorable volume/mix was driven by volume declines, due to expected customer price negotiation disruptions in Europe, softer consumer demand in the U.S. and Mexico and geopolitical impacts in parts of AMEA, which were partially offset by favorable product mix. Unfavorable volume/mix was reflected across all regions. The short-term distributor agreement related to the October 1, 2023 sale of our developed market gum business added incremental net revenues of $25 million for the first six months of 2024.

Operating Income – Operating income increased $651 million (22.2%) to $3,581 million in the first six months of 2024. Adjusted Operating Income (1) increased $409 million (14.6%) to $3,202 million and Adjusted Operating Income on a constant currency basis (1) increased $536 million (19.2%) to $3,329 million due to the following:

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Operating Income	$3,581	$2,930	$651	22.2%
Simplify to Grow Program (2)	68	41	27
Mark-to-market gains from derivatives (3)	(553)	(220)	(333)
Acquisition integration costs and contingent consideration adjustments (4)	79	75	4
Divestiture-related costs (4)	4	52	(48)
Operating income from divestitures (4)	—	(120)	120
Operating income from short-term distributor agreements	(2)	—	(2)
European Commission legal matter	(3)	—	(3)
Incremental costs due to war in Ukraine (5)	2	(3)	5
ERP System Implementation costs	9	—	9
Remeasurement of net monetary position (5)	17	38	(21)
Adjusted Operating Income (1)	$3,202	$2,793	$409	14.6%
Currency-related items	127	—	127
Adjusted Operating Income (constant currency) (1)	$3,329	$2,793	$536	19.2%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$962
Higher input costs	(105)
Unfavorable volume/mix	(121)
Higher selling, general and administrative expenses	(217)
Higher amortization of intangible assets	(1)
Lower asset impairment charges	18
Total change in Adjusted Operating Income (constant currency) (1)	$536

(1)Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)Refer to Note 7, Restructuring Program, for more information.
(3)Refer to Note 9, Financial Instruments, Note 16,Segment Reporting, and Non-GAAP Financial Measures section at the end of this item for more information on the unrealized gains/losses on commodity and forecasted currency transaction derivatives.
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

During the first six months of 2024, we realized higher net pricing, which was partially offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2023 as well as the effects of input cost-driven pricing actions taken during the first six months of 2024, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were in part due to higher cocoa, sugar, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower dairy, energy, edible oils, grains and packaging costs. Overall, unfavorable volume/mix was due to volume declines partially offset by favorable product mix. Unfavorable volume/mix was experienced in all regions.

Total selling, general and administrative expenses increased $105 million from the first six months of 2023, which was net of benefits from a number of factors noted in the table above, including in part, the elimination of costs from the developed market gum business divested in 2023, lower divestiture-related costs, lower remeasurement loss of net monetary position and a favorable currency translation impact related to expenses, marginally offset by costs incurred for the ERP System Implementation program, higher implementation costs incurred for the Simplify to Grow program and lower acquisition integration costs and contingent consideration adjustments. Excluding these factors, selling, general and administrative expenses increased $217 million from the first six months of 2023. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency changes, net of the adjustment for extreme pricing in Argentina, decreased operating income by $127 million primarily due to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, Russian ruble, Turkish lira, Chinese yuan, Egyptian pound, Nigerian naira and Australian dollar, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the British pound sterling, Mexican peso and Polish zloty.

Operating income margin increased from 16.6% in the first six months of 2023 to 20.3% in the first six months of 2024. The increase was driven primarily by higher Adjusted Operating Income margin, favorable year-over-year change in mark-to-market gains/(losses) from commodity and currency hedging activities, lower divestiture-related costs and lower remeasurement loss of net monetary position, partially offset by the impact from the developed market gum business divested in 2023, higher costs incurred for the Simplify to Grow program and costs incurred for the ERP System Implementation program. Adjusted Operating Income margin increased from 16.1% for the first six months of 2023 to 18.2% for the first six months of 2024. The increase was driven primarily by higher net pricing, lower manufacturing costs driven by productivity and overhead leverage, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,013 million decreased by $1,012 million (33.5%) in the first six months of 2024. Diluted EPS attributable to Mondelēz International was $1.49 in the first six months of 2024, down $0.71 (32.3%) from the first six months of 2023. Adjusted EPS (1) was $1.82 in the first six months of 2024, up $0.25 (15.9%) from the first six months of 2023. Adjusted EPS on a constant currency basis (1) was $1.89 in the first six months of 2024, up $0.32 (20.4%) from the first six months of 2023.

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.49	$2.20	$(0.71)	(32.3)%
Simplify to Grow Program (2)	0.04	0.03	0.01
Mark-to-market gains from derivatives (2)	(0.32)	(0.14)	(0.18)
Acquisition integration costs and contingent consideration adjustments (2)	0.05	0.04	0.01
Divestiture-related costs (2)	—	0.03	(0.03)
Net earnings from divestitures (2)	—	(0.09)	0.09
Remeasurement of net monetary position (2)	0.01	0.03	(0.02)
Initial impacts from enacted tax law changes (3)	0.02	—	0.02
Gain on marketable securities (4)	—	(0.32)	0.32
Losses/(gains) on equity method investment transactions (4)	0.49	(0.24)	0.73
Equity method investee items (5)	0.04	0.03	0.01
Adjusted EPS (1)	$1.82	$1.57	$0.25	15.9%
Currency-related items	0.07	—	0.07
Adjusted EPS (constant currency) (1)	$1.89	$1.57	$0.32	20.4%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.30
Change in benefit plan non-service income	0.01
Change in interest and other expense, net (6)	0.03
Dividend income from marketable securities	(0.01)
Change in income taxes (3)	(0.04)
Change in shares outstanding (7)	0.03
Total change in Adjusted EPS (constant currency) (1)	$0.32
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the six months ended June 30, 2024, taxes for the: Simplify to Grow Program were $(17) million, mark-to-market gains from derivatives were $116 million, acquisition integration costs and contingent consideration adjustments were $(17) million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $23 million, gain on equity method investment transactions were zero and equity method investee items were zero.
•For the six months ended June 30, 2023, taxes for the: Simplify to Grow Program were $(7) million, mark-to-market gains from derivatives were $29 million, acquisition integration costs and contingent consideration adjustments were $(22) million, divestiture-related costs were $(8) million, net earnings from divestitures were $28 million, remeasurement of net monetary position were zero, gain on marketable securities were $156 million, gain on equity method investment transactions were $124 million and equity method investee items were zero.
(2)See the Operating Income table above and the related footnotes for more information.
(3)Refer to Note 14, Income Taxes, on the items affecting income taxes.
(4)Refer to Note 6, Investments, for more information on the gain/(loss) on equity method investment transactions and marketable securities.
(5)Includes our proportionate share of significant operating and non-operating items recorded by our JDE Peet's equity method investee, such as acquisition and divestiture-related costs and restructuring program costs.
(6)Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt, which is included in currency translation.
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

Our reconciliation of segment net revenues and earnings to consolidated financial statement totals were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net revenues:
Latin America	$1,232	$1,228	$2,551	$2,439
AMEA	1,587	1,609	3,537	3,548
Europe	2,874	2,926	6,242	6,233
North America	2,650	2,744	5,303	5,453
Net revenues	$8,343	$8,507	$17,633	$17,673
Earnings before income taxes:
Segment operating income:
Latin America	$144	$134	$301	$273
AMEA	290	207	701	567
Europe	550	449	1,141	956
North America	545	580	1,094	1,146
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(571)	171	553	220
General corporate expenses	(67)	(79)	(134)	(156)
Amortization of intangible assets	(37)	(37)	(75)	(76)
Operating income	854	1,425	3,581	2,930
Benefit plan non-service income	28	22	51	41
Interest and other expense, net	(32)	(97)	(100)	(192)
(Loss)/gain on marketable securities	—	(189)	—	607
Earnings before income taxes	$850	$1,161	$3,532	$3,386

Latin America

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$1,232	$1,228	$4	0.3%
Segment operating income	144	134	10	7.5%

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$2,551	$2,439	$112	4.6%
Segment operating income	301	273	28	10.3%

Three Months Ended June 30:

Net revenues increased $4 million (0.3%), due to higher net pricing (7.7 pp), partially offset by unfavorable impact of currency-related items (4.2 pp) and unfavorable volume/mix (3.2 pp). Higher net pricing, net of the adjustment for extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Argentina, Mexico and Brazil. Currency-related items were unfavorable, net of the adjustment for extreme pricing in Argentina, due to currency translation rate changes. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to a few currencies in the region, primarily the Argentinean peso and Brazilian real, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Mexican peso and Colombian peso. Overall, unfavorable volume/mix reflected consumer softness, primarily in Mexico. Unfavorable volume/mix was driven by declines in chocolate, cheese & grocery, gum, candy and refreshment beverages, partially offset by a gain in biscuits & baked snacks.

Segment operating income increased $10 million (7.5%), primarily due to higher net pricing and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, unfavorable currency-related items, unfavorable volume/mix and higher advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues increased $112 million (4.6%), due to higher net pricing (8.0 pp), partially offset by unfavorable volume/mix (2.2 pp) and unfavorable impact of currency-related items (1.2 pp). Higher net pricing, net of the adjustment for extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Argentina, Mexico and Brazil. Currency-related items were unfavorable, net of the adjustment for extreme pricing in Argentina, due to currency translation rate changes. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to several currencies in the region, primarily the Argentinean peso and Chilean peso, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Mexican peso and Colombian peso. Unfavorable volume/mix reflected consumer softness, primarily in Mexico. Overall, unfavorable volume/mix was driven by declines in chocolate, cheese & grocery, candy, biscuits & baked snacks and gum, partially offset by a gain in refreshment beverages.

Segment operating income increased $28 million (10.3%), primarily due to higher net pricing, lower other selling, general and administrative expenses, lower remeasurement loss on net monetary position and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, unfavorable currency-related items, unfavorable volume/mix, higher advertising and consumer promotion costs and higher acquisition integration costs.

AMEA

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$1,587	$1,609	$(22)	(1.4)%
Segment operating income	290	207	83	40.1%

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$3,537	$3,548	$(11)	(0.3)%
Segment operating income	701	567	134	23.6%

Three Months Ended June 30:

Net revenues decreased $22 million (1.4%), due to unfavorable currency translation rate changes (5.6 pp) and unfavorable volume/mix (1.8 pp), partially offset by higher net pricing (6.0 pp). Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Nigerian naira, Egyptian pound and Chinese yuan. Overall, unfavorable volume/mix was impacted by geopolitical events in the Middle East and Southeast Asia. Unfavorable volume/mix was driven by declines in refreshment beverages, chocolate, cheese & grocery and candy, partially offset by gains in gum and biscuits & baked snacks. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories.

Segment operating income increased $83 million (40.1%), primarily due to higher net pricing, lower manufacturing costs driven by productivity and lower other selling, general and administrative expenses. These favorable items were partially offset by higher raw material costs, unfavorable currency translation rate changes, unfavorable volume/mix and higher advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues decreased $11 million (0.3%), due to unfavorable currency translation rate changes (5.5 pp) and unfavorable volume/mix (0.9 pp), mostly offset by higher net pricing (6.1 pp). Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Nigerian naira, Chinese yuan, Egyptian pound and Australian dollar. Overall, unfavorable volume/mix was impacted by geopolitical events in the Middle East and Southeast Asia. Unfavorable volume/mix was driven by declines in refreshment beverages, biscuits & baked snacks, cheese & grocery and chocolate, partially offset by gains in gum and candy. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories.

Segment operating income increased $134 million (23.6%), primarily due to higher net pricing and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, unfavorable currency translation rate changes, higher advertising and consumer promotion costs and unfavorable volume/mix.

Europe

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$2,874	$2,926	$(52)	(1.8)%
Segment operating income	550	449	101	22.5%

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$6,242	$6,233	$9	0.1%
Segment operating income	1,141	956	185	19.4%

Three Months Ended June 30:

Net revenues decreased $52 million (1.8%), due to unfavorable volume/mix (3.1 pp), unfavorable currency translation rate changes (2.5 pp) and the impact of divestitures (2.0 pp), partially offset by higher net pricing (5.8 pp). Overall, unfavorable volume/mix reflected volume declines due to the impact from customer price negotiation disruptions, partially offset by favorable product mix. Unfavorable volume/mix was driven by declines in biscuits & baked snacks, chocolate, candy, gum, and refreshment beverages, partially offset by a gain in cheese & grocery. Unfavorable currency translation rate changes reflected the strength of the U.S. dollar relative to most currencies across the region, including the Russian ruble, Turkish lira and euro, partially offset by the strength of a few currencies relative to the U.S. dollar, including the British pound sterling and Polish zloty. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $59 million. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories except cheese & grocery.

Segment operating income increased $101 million (22.5%), primarily due to higher net pricing, lower raw material costs including the benefit of realized gains from our forward purchasing and hedging contracts, lower remeasurement loss on net monetary position and lower divestiture-related costs. These favorable items were partially offset by higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, unfavorable volume/mix, lapping prior-year operating results from the developed market gum business divested in 2023, unfavorable currency translation rate changes, higher manufacturing costs and higher costs incurred for the Simplify to Grow Program.

Six Months Ended June 30:

Net revenues increased $9 million (0.1%), due to higher net pricing (6.9 pp), and the impact from short-term distributor agreements (0.4 pp), partially offset by unfavorable volume/mix (3.3 pp), unfavorable currency translation rate changes (2.0 pp) and the impact of divestitures (1.9 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories except cheese & grocery. The short-term distributor agreement related to the October 1, 2023 sale of our developed market gum business added incremental net revenues of $25 million. Overall, unfavorable volume/mix reflected volume declines due to the impact from customer price negotiation disruptions, partially offset by favorable product mix. Unfavorable volume/mix was driven by declines in biscuits & baked snacks, chocolate, candy, gum and refreshment beverages, partially offset by a gain in cheese & grocery. Unfavorable currency translation rate changes reflected the strength of the U.S. dollar relative to several currencies across the region, including the Russian ruble and Turkish lira, partially offset by the strength of a few currencies relative to the U.S. dollar, including the British pound sterling and Polish zloty. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $114 million.

Segment operating income increased $185 million (19.4%), primarily due to higher net pricing, lower divestiture-related costs, lower manufacturing costs driven by productivity, lower remeasurement loss on net monetary position and lower acquisition integration costs. These favorable items were partially offset by higher other selling, general and administrative expenses, unfavorable volume/mix, higher advertising and consumer promotion costs, lapping prior-year operating results from the developed market gum business divested in 2023, unfavorable currency translation rate changes, higher costs incurred for the Simplify to Grow Program, higher incremental costs due to the war in Ukraine and higher raw material costs.

North America

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$2,650	$2,744	$(94)	(3.4)%
Segment operating income	545	580	(35)	(6.0)%

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$5,303	$5,453	$(150)	(2.8)%
Segment operating income	1,094	1,146	(52)	(4.5)%

Three Months Ended June 30:

Net revenues decreased $94 million (3.4%), due to the impact of divestitures (3.6 pp), unfavorable volume/mix (1.2 pp) and unfavorable currency translation rate changes (0.1 pp), partially offset by higher net pricing (1.5 pp). The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $98 million. Overall, unfavorable volume/mix reflected consumer softness in the U.S. Unfavorable volume/mix was driven by declines in biscuits & baked snacks and candy, partially offset by a gain in chocolate. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to the Canadian dollar. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories.

Segment operating income decreased $35 million (6.0%), primarily due to lapping prior-year operating results from the developed market gum business divested in 2023, higher raw material costs, higher advertising and consumer promotion costs, higher acquisition integration costs and contingent consideration adjustments and unfavorable volume/mix. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs due to productivity, lower other selling, general and administrative expenses and lower divestiture-related costs.

Six Months Ended June 30:

Net revenues decreased $150 million (2.8%), due to the impact of divestitures (3.6 pp) and unfavorable volume/mix (1.6 pp), partially offset by higher net pricing (2.4 pp). The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $190 million. Overall, unfavorable volume/mix reflected consumer softness in the U.S. Unfavorable volume/mix was driven by declines in biscuits & baked snacks and candy, partially offset by a gain in chocolate. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories.

Segment operating income decreased $52 million (4.5%), primarily due to lapping prior-year operating results from the developed market gum business divested in 2023, higher raw material costs, higher advertising and consumer promotion costs and unfavorable volume/mix. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs due to productivity, lower other selling, general and administrative expenses, lower fixed asset impairment charges and lower divestiture-related costs.

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash provided by/(used in):
Operating activities	$2,146	$1,973
Investing activities	(847)	1,250
Financing activities	(1,604)	(3,539)

Net Cash Provided by Operating Activities
The increase in net cash provided by operating activities was primarily due to an increase in cash-basis net earnings, largely due to operating gains, partially offset by unfavorable year-over-year working capital movements.

Net Cash (Used in)/Provided by Investing Activities
The reduction in net cash used in/provided by investing activities was largely driven by lapping prior year proceeds from the KDP and JDEP share sales (refer to Note 6, Investments) combined with higher capital expenditures. We continue to make capital expenditures primarily to modernize manufacturing facilities, implement new product manufacturing and support productivity initiatives. We expect 2024 capital expenditures to be up to $1.5 billion, including capital expenditures in connection with our Simplify to Grow Program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The decrease in cash used in financing activities was primarily due to higher debt proceeds combined with lower debt repayments, partially offset by higher share repurchases and higher dividends paid in the first six months of 2024 compared to the same prior year period.

Dividends
We paid dividends of $1,151 million in the first six months of 2024 and $1,055 million in the first six months of 2023. The second quarter 2024 dividend of $0.425 per share, declared on May 22, 2024 for shareholders of record as of June 28, 2024, was paid on July 12, 2024. On July 30, 2024, the Audit Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.470 per share of Class A Common Stock, an increase of 11 percent. This dividend is payable on October 14, 2024, to shareholders of record as of September 30, 2024. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2024 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2025.

Guarantees
As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of June 30, 2024 and December 31, 2023, we had no material third-party guarantees recorded on our condensed consolidated balance sheet. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet our short-term working capital or other financing needs.

At its December 2023 meeting, our Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization of $2 billion. As of June 30, 2024, $1.45 billion of the long-term financing authorization remained available.

Our total debt was $19.8 billion as of June 30, 2024 and $19.4 billion as of December 31, 2023. Our debt-to-capitalization ratio was 0.42 at June 30, 2024 and 0.41 at December 31, 2023. At June 30, 2024, the weighted-average term of our outstanding long-term debt was 7.4 years. Our average daily commercial paper borrowings outstanding were $0.9 billion in the first six months of 2024 and $3 billion in the first six months of 2023.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 72.7% (or $12.8 billion) of the $17.6 billion of consolidated net revenue for the six months ended June 30, 2024. The operations held by MIHN represented approximately 78.7% (or $21.8 billion) of the $27.7 billion of net assets as of June 30, 2024.

Refer to Note 8, Debt and Borrowing Arrangements, for additional information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first six months of 2024, the primary drivers of the increase in our aggregate commodity costs were higher cocoa, sugar, nuts, and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower, dairy, energy, edible oils, grains and packaging costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

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

During the first six months of 2024, price volatility and the higher aggregate cost environment increased due to international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, we expect to face higher cocoa costs in the near- and medium-term due to these factors. For example, the market price for cocoa beans on the Intercontinental Exchange in London was 175% higher on the last trading day of the second quarter of 2024 compared to the same day in the second quarter of 2023 and it is likely that prices will remain elevated for some time. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant impact on our profitability.

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

•weakness in macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions by governments in response to inflation) and the instability of certain financial institutions;
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
•our ability to identify, complete, implement, manage and realize the full extent of the benefits, cost savings, efficiencies and/or synergies presented by strategic transactions and initiatives, such as our ERP System Implementation program;
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

•“Adjusted Operating Income” is defined as operating income (the most comparable U.S. GAAP financial measure) excluding the impacts of the Simplify to Grow Program (5); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture (2) or acquisition gains or losses, divestiture-related costs (6), acquisition-related costs (7), and acquisition integration costs and contingent consideration adjustments (8); inventory step-up charges (9); the operating results of divestitures (2); operating results from short-term distributor agreements related to the sale of a business (3); remeasurement of net monetary position (10); mark-to-market impacts from commodity, forecasted currency and equity method investment transaction derivative contracts (11); impact from resolution of tax matters (12); 2017 malware incident net recoveries; incremental costs due to the war in Ukraine (13); impact from the European Commission legal matter (14); the impact from pension participation changes (15); and operating costs from the ERP System Implementation program (16). We also present “Adjusted Operating Income margin,” which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (4). We believe these measures provide improved comparability of underlying operating results.

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International (the most comparable U.S. GAAP financial measure) from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; mark-to-market unrealized gains or losses and realized gains or losses from marketable securities (17); initial impacts from enacted tax law changes (18); and gains or losses on equity method investment transactions including impairments. Similarly, within Adjusted EPS, our equity method investment net earnings exclude our proportionate share of our investee's significant operating and non-operating items (19). We also evaluate growth in our Adjusted EPS on a constant currency basis (4). We believe Adjusted EPS provides improved comparability of underlying operating results.

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. Beginning in Q1 2024, due to a significant devaluation of the Argentinean peso that occurred in December 2023 and the resulting distortion it would cause on our non-GAAP constant currency growth rate measures, we now exclude the impact of pricing in excess of 26% year-over-year ("extreme pricing") in Argentina, which is the level at which hyperinflation generally occurs cumulatively over a 3-year period. We have excluded the impact of extreme pricing in Argentina from our calculation of Organic Net Revenue, Organic Net Revenue growth and other non-GAAP financial constant currency growth measures with a corresponding adjustment to changes in currency exchange rates. We made this change on a prospective basis due to the distorting effect expected in the current period and future periods following the Argentinian peso devaluation that occurred in December 2023 and did not revise our historical non-GAAP constant currency growth measures. Beginning in Q2 2024, we added to the non-GAAP definitions the exclusion of operating expenses associated with the ERP System Implementation program as they represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations (see footnote (16) below).
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
(8)Acquisition integration costs and contingent consideration adjustments include one-time costs related to the integration of acquisitions as well as any adjustments made to the fair market value of contingent compensation liabilities that have been previously booked for earn-outs related to acquisitions that do not relate to recurring employee compensation expense. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
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
(16)In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems (the “ERP System Implementation”), which is comprised of both capital expenditures and operating expenses, of which a majority is expected to be operating expenses. The ERP System Implementation program will be implemented in several phases with spending occurring over the next five years, with expected completion by year-end 2028. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. These expenses include third-party consulting fees, direct labor costs associated with the program, accelerated depreciation of our existing SAP financial systems and various other expenses, all associated with the implementation of our information technology upgrades. These operating expenses will be excluded from our non-GAAP financial measures as they are nonrecurring and excluding those costs will better facilitate comparisons of our underlying operating performance across periods. Costs incurred in the second quarter represent preliminary planning costs.
(17)In the first quarter of 2023, we began to exclude mark-to-market unrealized gains or losses, as well as realized gains or losses, associated with our marketable securities from our non-GAAP earnings measures. These marketable securities gains or losses are not indicative of underlying operations and are excluded to better facilitate comparisons of our underlying operating performance across periods.
(18)We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and the transition tax from the 2017 U.S. tax reform. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law changes.
(19)We have excluded our proportionate share of our equity method investees’ significant operating and non-operating items such as acquisition and divestiture-related costs, restructuring program costs and initial impacts from enacted tax law changes, in order to provide investors with a comparable view of our performance across periods. Although we have shareholder rights and board representation commensurate with our ownership interests in our equity method investees and review the underlying operating results and significant operating and non-operating items each reporting period, we do not have direct control over their operations or resulting revenue and expenses. Our use of equity method investment net earnings on an adjusted basis is not intended to imply that we have any such control. Our GAAP “diluted EPS attributable to Mondelēz International from continuing operations” includes all of the investees’ significant operating and non-operating items.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2024. There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2024 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2024	2,699,861	$67.44	2,693,987	$3,688
May 1-31, 2024	2,266,220	69.42	2,265,694	3,530
June 1-30, 2024	2,337,068	67.02	2,336,723	3,374
For the Quarter Ended June 30, 2024	7,303,149	$67.92	7,296,404

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 5,874 shares, 526 shares and 345 shares for the fiscal months of April, May and June 2024, respectively.
(2)Dollar values stated in millions. Effective January 1, 2023, our Board of Directors authorized a program for the repurchase of $6.0 billion of our Common Stock through December 31, 2025, excluding excise tax. During the year ended December 31, 2023, we repurchased approximately $1.6 billion of Common Stock pursuant to this authorization. During the six months ended June 30, 2024, we repurchased $1.0 billion, and as of June 30, 2024, we had approximately $3.4 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
(3)Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of equity.

Item 5. Other Information.

(c) Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, no such plans or other arrangements were adopted or terminated.

Item 6. Exhibits.

Exhibit Number	Description
4.1
The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

10.1	First Amendment of the Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan.+
10.2	Mondelēz International, Inc. 2024 Performance Incentive Plan.+
10.3	2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Non-Qualified Global Stock Options Agreement.+
10.4	2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (California Agreement).+
10.5	2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+
10.6	2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Long-Term Incentive Grant Agreement. (California Agreement).+
10.7	2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Deferred Stock Unit Agreement.+
10.8	2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Deferred Stock Unit Agreement (California Agreement).+
10.9	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended May 21, 2024.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

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

July 30, 2024

