Form 10-Q
period 2024-09-30
Mondelez International, Inc.
filed 2024-10-29
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

At October 24, 2024, there were 1,337,194,254 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$9,204	$9,029	$26,837	$26,702
Cost of sales	(6,205)	(5,535)	(16,291)	(16,408)
Gross profit	2,999	3,494	10,546	10,294
Selling, general and administrative expenses	(1,630)	(2,019)	(5,459)	(5,743)
Asset impairment and exit costs	(176)	(58)	(238)	(128)
Amortization of intangible assets	(40)	(38)	(115)	(114)
Operating income	1,153	1,379	4,734	4,309
Benefit plan non-service income	25	19	76	60
Interest and other expense, net	(46)	(66)	(146)	(258)
(Loss)/gain on marketable securities	—	(1)	—	606
Earnings before income taxes	1,132	1,331	4,664	4,717
Income tax provision	(326)	(354)	(1,253)	(1,280)
(Loss)/gain on equity method investment transactions including impairments	(4)	1	(669)	465
Equity method investment net earnings	54	10	133	116
Net earnings	856	988	2,875	4,018
less: Noncontrolling interest earnings	(3)	(4)	(9)	(9)
Net earnings attributable to Mondelēz International	$853	$984	$2,866	$4,009
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.64	$0.72	$2.13	$2.94
Diluted earnings per share attributable to Mondelēz International	$0.63	$0.72	$2.12	$2.92

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$856	$988	$2,875	$4,018
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	—	(570)	(611)	(273)
Pension and other benefit plans	(52)	32	(6)	4
Derivative cash flow hedges	(2)	10	(14)	(28)
Total other comprehensive earnings/(losses)	(54)	(528)	(631)	(297)
Comprehensive earnings/(losses)	802	460	2,244	3,721
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	13	(2)	11	(3)
Comprehensive earnings/(losses) attributable to Mondelēz International	$789	$462	$2,233	$3,724

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,517	$1,810
Trade receivables, less allowance ($38 and $66, respectively)	3,800	3,634
Other receivables, less allowance ($39 and $50, respectively)	891	878
Inventories, net	4,270	3,615
Other current assets	2,723	1,766
Total current assets	13,201	11,703
Property, plant and equipment, net	9,696	9,694
Operating lease right-of-use assets	774	683
Goodwill	23,773	23,896
Intangible assets, net	19,459	19,836
Prepaid pension assets	1,146	1,043
Deferred income taxes	372	408
Equity method investments	2,576	3,242
Other assets	1,194	886
TOTAL ASSETS	$72,191	$71,391
LIABILITIES
Short-term borrowings	$1,484	$420
Current portion of long-term debt	1,821	2,101
Accounts payable	9,110	8,321
Accrued marketing	2,721	2,683
Accrued employment costs	905	1,158
Other current liabilities	5,032	4,330
Total current liabilities	21,073	19,013
Long-term debt	16,499	16,887
Long-term operating lease liabilities	621	537
Deferred income taxes	3,423	3,292
Accrued pension costs	368	437
Accrued postretirement health care costs	125	124
Other liabilities	2,191	2,735
TOTAL LIABILITIES	44,300	43,025
Commitments and Contingencies (Note 12)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,244	32,216
Retained earnings	35,331	34,236
Accumulated other comprehensive losses	(11,579)	(10,946)
Treasury stock, at cost (659,362,849 and 648,055,073 shares, respectively)	(28,142)	(27,174)
Total Mondelēz International Shareholders’ Equity	27,854	28,332
Noncontrolling interest	37	34
TOTAL EQUITY	27,891	28,366
TOTAL LIABILITIES AND EQUITY	$72,191	$71,391
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended September 30, 2024
Balances at July 1, 2024	$—	$32,200	$35,108	$(11,515)	$(28,104)	$29	$27,718
Comprehensive earnings/(losses):
Net earnings	—	—	853	—	—	3	856
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(64)	—	10	(54)
Exercise of stock options and issuance of other stock awards	—	44	2	—	69	—	115
Common Stock repurchased	—	—	—	—	(107)	—	(107)
Cash dividends declared ($0.470 per share)	—	—	(632)	—	—	—	(632)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(5)	(5)
Balances at September 30, 2024	$—	$32,244	$35,331	$(11,579)	$(28,142)	$37	$27,891
Nine Months Ended September 30, 2024
Balances at January 1, 2024	$—	$32,216	$34,236	$(10,946)	$(27,174)	$34	$28,366
Comprehensive earnings/(losses):
Net earnings	—	—	2,866	—	—	9	2,875
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(633)	—	2	(631)
Exercise of stock options and issuance of other stock awards	—	28	5	—	206	—	239
Common Stock repurchased	—	—	—	—	(1,174)	—	(1,174)
Cash dividends declared ($1.320 per share)	—	—	(1,776)	—	—	—	(1,776)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(8)	(8)
Balances at September 30, 2024	$—	$32,244	$35,331	$(11,579)	$(28,142)	$37	$27,891
Three Months Ended September 30, 2023
Balances at July 1, 2023	$—	$32,148	$33,458	$(10,710)	$(26,249)	$32	$28,679
Comprehensive earnings/(losses):
Net earnings	—	—	984	—	—	4	988
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(522)	—	(6)	(528)
Exercise of stock options and issuance of other stock awards	—	33	4	—	26	—	63
Common Stock repurchased	—	—	—	—	(57)	—	(57)
Cash dividends declared ($0.425 per share)	—	—	(580)	—	—	—	(580)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(5)	(5)
Balances at September 30, 2023	$—	$32,181	$33,866	$(11,232)	$(26,280)	$25	$28,560
Nine Months Ended September 30, 2023
Balances at January 1, 2023	$—	$32,143	$31,481	$(10,947)	$(25,794)	$37	$26,920
Comprehensive earnings/(losses):
Net earnings	—	—	4,009	—	—	9	4,018
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(285)	—	(12)	(297)
Exercise of stock options and issuance of other stock awards	—	38	(5)	—	176	—	209
Common Stock repurchased	—	—	—	—	(662)	—	(662)
Cash dividends declared ($1.195 per share)	—	—	(1,633)	—	—	—	(1,633)
Dividends paid on noncontrolling interest and other activities	—	—	14	—	—	(9)	5
Balances at September 30, 2023	$—	$32,181	$33,866	$(11,232)	$(26,280)	$25	$28,560

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,875	$4,018
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	971	902
Stock-based compensation expense	112	109
Deferred income tax provision	167	9
Asset impairments and accelerated depreciation	210	95
Loss/(gain) on equity method investment transactions including impairments	669	(465)
Equity method investment net earnings	(140)	(116)
Distributions from equity method investments	115	136
Unrealized loss/(gain) on derivative contracts	104	(259)
Gain on marketable securities	—	(593)
Contingent consideration adjustments	(311)	54
Other non-cash items, net	93	4
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(270)	(687)
Inventories, net	(710)	(484)
Accounts payable	951	18
Other current assets	(287)	(108)
Other current liabilities	(992)	637
Change in pension and postretirement assets and liabilities, net	(106)	(120)
Net cash provided by operating activities	3,451	3,150
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(982)	(780)
Acquisitions, net of cash received	—	19
Proceeds from divestitures including equity method and marketable security investments	4	2,727
Proceeds from derivative settlements	191	165
Payments for derivative settlements	(150)	(27)
Contributions to investments	(249)	(338)
Proceeds from sale of property, plant and equipment and other	16	20
Net cash (used in)/provided by investing activities	(1,170)	1,786
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	—	67
Repayments of commercial paper, maturities greater than 90 days	—	(67)
Net issuances/(repayments) of short-term borrowings	1,065	(1,070)
Long-term debt proceeds	1,671	189
Long-term debt repayments	(2,517)	(2,087)
Repurchases of Common Stock	(1,187)	(659)
Dividends paid	(1,722)	(1,581)
Other	132	134
Net cash used in financing activities	(2,558)	(5,074)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(133)
Cash, cash equivalents and restricted cash:
Decrease	(311)	(271)
Balance at beginning of period	1,884	1,948
Balance at end of period	$1,573	$1,677
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

Highly Inflationary Accounting
Within our consolidated entities, Argentina and Türkiye (Turkey) are accounted for as highly inflationary economies. Argentina and Türkiye represent 1.6% and 0.6% of our consolidated net revenues with remeasurement losses of $4 million and $5 million for the three months ended September 30, 2024, respectively, and 1.5% and 0.7% of our consolidated net revenues with remeasurement losses of $14 million and $12 million for the nine months ended September 30, 2024. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $56 million as of September 30, 2024 and $74 million as of December 31, 2023. Total cash, cash equivalents and restricted cash was $1,573 million as of September 30, 2024 and $1,884 million as of December 31, 2023.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2024	$(66)	$(50)	$(15)
Net recovery for expected credit losses	17	8	(2)
Write-offs charged against the allowance	2	1	—
Currency and other	9	2	(4)
Balance at September 30, 2024	$(38)	$(39)	$(21)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $737 million as of September 30, 2024 and $262 million as of December 31, 2023. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $244 million in operating lease and $90 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2024 and $86 million in operating lease and $101 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2023.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. We have been informed by the participating financial institutions that our outstanding accounts payable related to suppliers that participate in the SCF programs was $3.2 billion and $2.4 billion, respectively, as of September 30, 2024 and December 31, 2023.

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

Note 2. Acquisitions and Divestitures

Acquisitions

On September 20, 2024, we announced that we signed an agreement to acquire a majority stake of Evirth (Shanghai) Industrial Co., Ltd ("Evirth"), a leading manufacturer of cakes and pastries in China. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close in the fourth quarter of 2024. We recorded acquisition-related costs of $2 million in the three months ended September 30, 2024.

Divestitures

On October 1, 2023, we completed the sale of our developed market gum business in the United States, Canada and Europe to Perfetti Van Melle Group, excluding the Portugal business which we sold on October 23, 2023 after obtaining regulatory approval.

We reversed $2 million of previously recorded divestiture-related costs no longer required in the three months ended September 30, 2024 and recorded divestiture-related costs of $14 million in the three months ended September 30, 2023 and recorded net divestiture-related costs of $2 million in the nine months ended September 30, 2024 and $66 million in the nine months ended September 30, 2023.

This disposition was not considered a strategic shift that would have a major effect on our operations or financial results; therefore, the results of the disposed business were not classified as discontinued operations.

Note 3. Inventories

Inventories consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	(in millions)
Raw materials	$1,141	$973
Finished product	3,286	2,790
	4,427	3,763
Inventory reserves	(157)	(148)
Inventories, net	$4,270	$3,615
Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	(in millions)
Land and land improvements	$392	$384
Buildings and building improvements	3,530	3,452
Machinery and equipment	13,156	12,736
Construction in progress	1,048	1,118
	18,126	17,690
Accumulated depreciation	(8,430)	(7,996)
Property, plant and equipment, net	$9,696	$9,694

For the nine months ended September 30, 2024, capital expenditures of $982 million excluded $387 million of accrued capital expenditures remaining unpaid at September 30, 2024 and included payment for the $471 million of capital expenditures that were accrued and unpaid at December 31, 2023. For the nine months ended September 30, 2023, capital expenditures of $780 million excluded $321 million of accrued capital expenditures remaining unpaid at September 30, 2023 and included payment for the $324 million of capital expenditures that were accrued and unpaid at December 31, 2022.

Note 5. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
	(in millions)
January 1, 2023	$1,421	$3,132	$8,009	$10,888	$23,450
Currency	180	(67)	341	19	473
Acquisitions (1)	6	—	—	(33)	(27)
Balance at December 31, 2023	$1,607	$3,065	$8,350	$10,874	$23,896
Currency	(199)	11	80	(15)	(123)
Balance at September 30, 2024	$1,408	$3,076	$8,430	$10,859	$23,773
(1)Purchase price allocation adjustments for Ricolino and Clif Bar during 2023.

Intangible Assets
Intangible assets consisted of the following:

	As of September 30, 2024			As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Definite-life intangible assets	$3,303	$(2,277)	$1,026	$3,322	$(2,155)	$1,167
Indefinite-life intangible assets (1) (2)	18,433	—	18,433	18,669	—	18,669
Total	$21,736	$(2,277)	$19,459	$21,991	$(2,155)	$19,836
(1)In the third quarter of 2023, we recorded $26 million of intangible asset impairment charges related to one chocolate brand in the North America segment for $20 million and one biscuit brand in the Europe segment for $6 million.
(2)In the third quarter of 2024, we recorded $153 million of intangible asset impairment charges related to two biscuit brands in the Europe segment for $143 million, one biscuit brand in the AMEA segment for $5 million and one candy and one biscuit brand in the Latin America segment for a total of $5 million.

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $40 million for the three months and $115 million for the nine months ended September 30, 2024 and $38 million for the three months and $114 million for the nine months ended September 30, 2023. For the next five years, we currently estimate annual amortization expense of approximately $130 million in 2024-2026 and approximately $90 million in 2027 and 2028 (reflecting September 30, 2024 exchange rates).

Impairment Assessment:
We test our reporting units and brands for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. During the third quarter of 2024, we performed our annual impairment assessment test for goodwill and indefinite-life intangible assets as of July 1, 2024.

Our 2024 annual testing of goodwill resulted in no impairments as each reporting unit had fair value in excess of carrying value. As part of our goodwill quantitative assessment, we compare a reporting unit's estimated fair value to its carrying value. If the carrying value of the reporting unit exceeds the fair value, we would record an impairment for the difference. We estimate a reporting unit's fair value using a discounted cash flow method that incorporates discount rates, planned growth rates, and estimates of residual value. We used a market-based weighted average cost of capital of 6.8% for our Europe and North America reporting units and a risk-rated weighted average cost of capital of 9.8% for our Latin America and AMEA reporting units, to discount projected cash flows from those operations. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry conditions and economic conditions based on available information. Given the uncertainty of the global macroeconomic environment, those estimates could be significantly different than future performance. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit might decline and lead to a goodwill impairment in the future.

Our 2024 annual testing of indefinite-life intangible assets resulted in an impairment of $153 million related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy and one biscuit brand in the Latin America segment. The impairments were driven by changes in projections, resulting primarily from the impact of customer price negotiation disruptions and continued commodity cost pressures in the third quarter of 2024, which are expected to result in a slower recovery than previously expected. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs.

We use several accepted valuation methods, including Relief from Royalty, excess earnings and excess margin. The valuation methods utilize estimates of future sales, earnings growth rates, royalty rates and discount rates to determine the fair value of each intangible asset. We identified thirteen brands that each had a fair value in excess of book value of 10% or less. The aggregate book value of the thirteen brands was $3.0 billion as of September 30, 2024. We believe our current plans for each of these brands will allow them to not be impaired, but if plans to grow brand revenue and expand margin are not met or specific valuation factors outside of our control, such as discount rates, change then a brand or brands could become impaired in the future.

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

Pre-tax (losses)/gains for marketable securities are summarized below:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(in millions)
Gain on marketable securities sold during the period	$—	$593
Dividend income and other	(1)	13
Total (loss)/gain on marketable securities	$(1)	$606

In the table above, gain on marketable securities sold during the period reflects the difference between the sale proceeds and the carrying value of the marketable securities at the beginning of the period or the date of the change of accounting for our investment in KDP, if later.

Equity Method Investments
Our equity method investments include, but are not limited to, our ownership interests in JDE Peet's (Euronext Amsterdam: "JDEP"), Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of September 30, 2024, we owned 17.6%, 50.0% and 49.0%, respectively, of these companies' outstanding shares. We continue to have board representation with two directors on JDEP's Board of Directors and have retained certain additional governance rights. As we continue to have significant influence, we continue to account for our investment in JDEP under the equity method.

Our investments accounted for under the equity method of accounting totaled $2.6 billion as of September 30, 2024 and $3.2 billion as of December 31, 2023. We recorded equity earnings of $54 million and cash dividends of $33 million in the three months ended September 30, 2024, and equity earnings of $10 million and cash dividends of $34 million in the three months ended September 30, 2023. We recorded equity earnings of $133 million and cash dividends of $115 million in the nine months ended September 30, 2024 and equity earnings of $116 million and cash dividends of $136 million in the nine months ended September 30, 2023.

Based on the quoted closing prices as of September 30, 2024, the fair value of our publicly-traded investment in JDEP was $1.8 billion, and there was no other than temporary impairment identified during the three months ended September 30, 2024.

During the three months ended March 31, 2024, we determined there was an other-than-temporary impairment based on the period of time for which the quoted market price fair value had been less than the carrying value of the investment and the uncertainty surrounding JDEP's stock price recovering to the carrying value. As a result, the investment was written down to its estimated fair value based on the closing price of the underlying equity security of €19.46 per share on March 28, 2024, resulting in an impairment charge of €612 million ($665 million). This charge was included within (Loss)/gain on equity method investment transactions including impairments in the condensed consolidated statement of earnings. There was no other than temporary impairment identified in the three and nine months ended September 30, 2023.

JDEP Transactions
On March 30, 2023, we issued options to sell shares of JDEP in tranches equivalent to approximately 7.7 million shares. These options were exercisable at their maturities which were between July 3, 2023 and September 29, 2023, with strike prices ranging from €26.10 to €28.71 per share. During the three months ended September 30, 2023, options were exercised on 2.2 million shares, which reduced our ownership percentage by 0.4 percentage point, from 18.1% to 17.7% of the total outstanding shares. We received cash proceeds of €57 million ($62 million) and recorded a loss of €3 million ($4 million) for these shares during the three months ended September 30, 2023.

On April 3, 2023, we sold approximately 7.7 million shares of JDEP, which reduced our ownership by 1.6 percentage points, from 19.7% to 18.1% of the total outstanding shares. We received cash proceeds of €198 million ($217 million) and recorded a loss of €18 million ($19 million) on this sale during the during the second quarter of 2023.

In 2021, we issued €300 million exchangeable bonds, which were redeemable at maturity during September 2024 at their principal amount in cash or, at our option, through the delivery of an equivalent number of JDEP’s ordinary shares based on an initial exchange price of €35.40 and, as the case may be, an additional amount in cash. At maturity, we repaid the exchangeable bonds in cash. Refer to Note 8, Debt and Borrowing Arrangements for additional detail on this repayment.

On October 21, 2024, we announced the sale of our remaining 85.9 million shares in JDEP to JAB Holdings Company for approximately €2.2 billion ($2.4 billion), at a price of €25.10 per share. The sale transaction is expected to be completed in the fourth quarter of 2024.

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

The primary objective of the Simplify to Grow Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program covers severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we have incurred total restructuring and implementation charges of $5.4 billion related to the Simplify to Grow Program. We expect to incur the remainder of the program charges by year-end 2024.

Restructuring Costs
The Simplify to Grow Program liability activity for the nine months ended September 30, 2024 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability balance, January 1, 2024	$191	$—	$191
Charges (2)	28	12	40
Cash spent (3)	(35)	—	(35)
Non-cash settlements/adjustments (4)	—	(12)	(12)
Currency	1	—	1
Liability balance, September 30, 2024 (5)	$185	$—	$185

(1)Includes gains as a result of assets sold which are included in the restructuring program.
(2)We recorded net reversals of previously recorded restructuring charges of $5 million in the three months ended September 30, 2024 and restructuring charges of $16 million in the three months ended September 30, 2023 and net restructuring charges of $40 million in the nine months ended September 30, 2024 and $48 million in the nine months ended September 30, 2023 within asset impairment and exit costs and benefit plan non-service income.
(3)We spent $12 million in the three months ended September 30, 2024 and $12 million in the three months ended September 30, 2023 and spent $35 million in the nine months ended September 30, 2024 and $47 million in the nine months ended September 30, 2023 in cash severance and related costs.
(4)We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments, including any gains on sale of restructuring program assets, which totaled a charge of $6 million in the three months ended September 30, 2024 and a charge of $8 million in the three months ended September 30, 2023 and a charge of $12 million in the nine months ended September 30, 2024 and $14 million in the nine months ended September 30, 2023.
(5)At September 30, 2024, $102 million of our net restructuring liability was recorded within other current liabilities and $83 million was recorded within other long-term liabilities.

Implementation Costs
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with additional information on the total costs of our Simplify to Grow Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $17 million in the three months ended September 30, 2024 and $4 million in the three months ended September 30, 2023, and we recorded implementation costs of $40 million in the nine months ended September 30, 2024 and $13 million in the nine months ended September 30, 2023. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs
During the three and nine months ended September 30, 2024 and September 30, 2023, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Three Months Ended September 30, 2024
Restructuring Costs	$1	$4	$(11)	$2	$(1)	$(5)
Implementation Costs	—	—	5	9	3	17
Total	$1	$4	$(6)	$11	$2	$12
For the Three Months Ended September 30, 2023
Restructuring Costs	$(1)	$5	$—	$11	$1	$16
Implementation Costs	1	(1)	1	1	2	4
Total	$—	$4	$1	$12	$3	$20
For the Nine Months Ended September 30, 2024
Restructuring Costs	$4	$5	$31	$1	$(1)	$40
Implementation Costs	—	—	10	21	9	40
Total	$4	$5	$41	$22	$8	$80
For the Nine Months Ended September 30, 2023
Restructuring Costs	$(2)	$7	$27	$16	$—	$48
Implementation Costs	—	(1)	3	4	7	13
Total	$(2)	$6	$30	$20	$7	$61
Total Project (Inception to Date)
Restructuring Costs	$549	$566	$1,273	$677	$153	$3,218
Implementation Costs	304	245	591	619	381	2,140
Total	$853	$811	$1,864	$1,296	$534	$5,358

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2024		As of December 31, 2023
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$1,441	5.2%	$346	5.5%
Bank loans	43	14.7%	74	17.2%
Total short-term borrowings	$1,484		$420

Our uncommitted credit lines and committed credit lines available as of September 30, 2024 and December 31, 2023 include:

	As of September 30, 2024		As of December 31, 2023
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities (1)	$893	$43	$906	$74
Credit facilities:
February 19, 2025 (2)	1,500	—	1,500	—
February 23, 2027 (2)	4,500	—	4,500	—
Various (3)	—	—	277	277
(1)Prior year facility amount has been revised.
(2)We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At September 30, 2024, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $39.4 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(3)On April 18, 2023, and subsequently amended on October 3, 2023 and April 4, 2024, we entered into a credit facility secured by pledged deposits classified as long-term other assets. Draw downs on the facility bore a variable rate based on SOFR plus applicable margin. On August 13, 2024, we repaid all amounts borrowed and terminated this credit facility.

Debt Repayments
During the nine months ended September 30, 2024, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.125%	March 2024	$500	$500
2.250%	September 2024 (1)	$500	$500
0.000%	September 2024 (1) (2)	€300	$333
0.750%	September 2024 (1)	$500	$500
0.617%	September 2024	Fr.125	$148
(1)Repaid by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelēz International, Inc.
(2)Repayment of €300 million exchangeable bonds. Refer to Note 6, Investments for additional detail on these exchangeable bonds.

During the nine months ended September 30, 2023, we did not complete any debt repayments.

Debt Issuances
During the nine months ended September 30, 2024, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
February 2024	4.750%	February 2029	$550	$550
July 2024	4.625%	July 2031	C$650	$473
August 2024	4.750%	August 2034	$500	$500

(1)Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.

During the nine months ended September 30, 2023, we did not complete any debt issuances.

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of September 30, 2024	As of December 31, 2023
	(in millions)
Fair Value	$18,164	$17,506
Carrying Value	$19,804	$19,408

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Interest expense, debt	$129	$134	$381	$432
Loss on debt extinguishment and related expenses	—	—	—	1
Other income, net	(83)	(68)	(235)	(175)
Interest and other expense, net	$46	$66	$146	$258

Other income, net includes amounts excluded from hedge effectiveness related to our net investment hedge derivative contracts and movement in foreign currency exchange rates on certain foreign currency denominated assets and liabilities and related economic hedges. Refer to Note 9, Financial Instruments.

Note 9. Financial Instruments

Fair Value of Derivative Instruments
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2024		As of December 31, 2023
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$81	$81	$120	$57
Net investment hedge derivative contracts (1)	166	391	163	382
	$247	$472	$283	$439
Derivatives not designated as accounting hedges:
Currency exchange contracts	$210	$97	$195	$134
Commodity contracts	2,093	2,073	1,119	984
Interest rate contracts	1	3	—	2
	$2,304	$2,173	$1,314	$1,120
Total fair value	$2,551	$2,645	$1,597	$1,559

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

We recorded the fair value of our derivative instruments in the condensed consolidated balance sheet as follows:

	As of September 30, 2024	As of December 31, 2023
	(in millions)
Other current assets	$2,225	$1,347
Other assets	326	250
Other current liabilities	2,242	1,209
Other liabilities	403	350

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of September 30, 2024
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$113	$—	$113	$—
Commodity contracts	20	(69)	89	—
Interest rate contracts	(2)	—	(2)	—
Net investment hedge contracts	(225)	—	(225)	—
Total derivatives	$(94)	$(69)	$(25)	$—

	As of December 31, 2023
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$61	$—	$61	$—
Commodity contracts	135	28	107	—
Interest rate contracts	61	—	61	—
Net investment hedge contracts	(219)	—	(219)	—
Total derivatives	$38	$28	$10	$—

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

Derivative Volume
The notional values of our hedging instruments were:

	Notional Amount
	As of September 30, 2024	As of December 31, 2023
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$7,712	$2,860
Forecasted transactions	9,213	5,550
Commodity contracts	15,467	16,631
Interest rate contracts	5,836	2,384
Net investment hedges:
Net investment hedge derivative contracts	8,878	7,456
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,547	3,516
Swiss franc notes	237	386
Canadian dollar notes	924	453

Cash Flow Hedges
Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 13, Reclassifications from Accumulated Other Comprehensive Income for additional information on current period activity. Based on current market conditions, we would expect to transfer losses of $70 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage
As of September 30, 2024, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years, 3 months.

Hedges of Net Investments in International Operations

Net investment hedge ("NIH") derivative contracts
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. The aggregate notional value as of September 30, 2024 was $8.9 billion.

Net investment hedge derivative contract impacts on other comprehensive earnings and net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
After-tax (loss)/gain on NIH contracts (1)	$(250)	$72	$(65)	$89

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within other investing activities in the condensed consolidated statement of cash flows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Amounts excluded from the assessment of hedge effectiveness (1)	$45	$38	$132	$110

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Euro notes	$(102)	$82	$(23)	$32
Swiss franc notes	(18)	11	1	(5)
Canadian notes	(9)	9	2	1

Economic Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain/(Loss) Recognized in Earnings
	2024	2023	2024	2023
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$(67)	$—	$1	$47	Interest and other expense, net
Forecasted transactions	(13)	15	10	44	Cost of sales
Forecasted transactions	(1)	—	(3)	13	Interest and other expense, net
Forecasted transactions	1	(3)	2	(9)	Selling, general and administrative expenses
Commodity contracts	14	72	943	176	Cost of sales
Equity method investment contracts (1)	—	4	—	7	Gain on equity method investment transactions
Total	$(66)	$88	$953	$278

(1) Equity method investment contracts consisted of the bifurcated embedded derivative option that were a component of the September 20, 2021 €300 million exchangeable bonds issuance and expired on September 20, 2024. Refer to Note 6, Investments.

Fair Value of Contingent Consideration
The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Liability at beginning of period	$661	$567	$680	$642
Changes in fair value (1)	(350)	35	(315)	50
Payments	(93)	—	(147)	(90)
Liability at end of period	$218	$602	$218	$602

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2024
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$218	$—	$—	$218
Total contingent consideration	$218	$—	$—	$218

	As of December 31, 2023
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$548	$—	$—	$548
Other (2)	132	—	—	132
Total contingent consideration	$680	$—	$—	$680

(1)In connection with the Clif Bar acquisition, we entered into a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain net revenue, gross profit and EBITDA targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The contingent consideration liabilities are recorded at fair value within long-term liabilities. The estimated fair value of the contingent consideration obligation is determined using a Monte Carlo simulation. Significant assumptions used in assessing the fair value of the liability include financial projections for net revenue, gross profit, and EBITDA, as well as discount and volatility rates. Fair value adjustments are primarily recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. During the three months ended September 30, 2024, the expected forecast for 2025 and 2026 has been updated to reflect recent trends in business performance and market outlook which resulted in a reduction in the fair value of the contingent consideration.
(2)The other contingent consideration liabilities were recorded at fair value, with $132 million classified as other current liabilities at December 31, 2023. Fair value adjustments were recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings through the second quarter of 2024. Payments on outstanding amounts as of December 31, 2023 were made in the second and third quarter of 2024, and the majority was classified within cash flows provided by operating activities in the consolidated statement of cash flows.

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Service cost	$—	$—	$16	$13
Interest cost	15	16	72	76
Expected return on plan assets	(23)	(24)	(108)	(101)
Amortization:
Net loss from experience differences	—	—	16	10
Prior service cost	1	—	—	—
Settlement losses and other expenses	3	5	—	—
Net periodic pension benefit	$(4)	$(3)	$(4)	$(2)

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Service cost	$2	$2	$46	$40
Interest cost	45	48	214	228
Expected return on plan assets	(69)	(73)	(324)	(303)
Amortization:
Net loss from experience differences	—	—	48	31
Prior service cost	1	1	—	—
Settlement losses and other expenses	9	13	—	—
Net periodic pension benefit	$(12)	$(9)	$(16)	$(4)

Employer Contributions
During the nine months ended September 30, 2024, we contributed $2 million to our U.S. pension plans and $61 million to our non-U.S. pension plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of September 30, 2024, we plan to make further contributions of approximately $2 million to our U.S. plans and $18 million to our non-U.S. plans for the remainder of 2024. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

As of October 2024, we intend to terminate the Mondelēz Global LLC Retirement Plan (“MDLZ Global Plan”), pending completion of applicable regulatory approvals. The MDLZ Global Plan is the pension plan for US salaried employees and the termination process is part of a pension buyout transaction which is expected to be completed in 2025. The participants have been notified of the Company’s intent to terminate the MDLZ Global Plan.

Multiemployer Pension Plans
On July 11, 2019, we received an undiscounted withdrawal liability assessment from the Bakery and Confectionery Union and Industry International Pension Fund totaling $491 million requiring pro-rata monthly payments over 20 years beginning in the third quarter of 2019. In connection with the discounted long-term liability, we recorded accreted interest of $2 million for the three months ended September 30, 2024 and $3 million for the three months ended September 30, 2023 and $7 million for the nine months ended September 30, 2024 and $8 million for the nine months ended September 30, 2023, within Interest and other expense, net in the condensed consolidated statement of earnings. As of September 30, 2024, the remaining discounted withdrawal liability was $316 million, with $16 million recorded in Other current liabilities and $300 million recorded in Long-term other liabilities in the condensed consolidated balance sheet.

Postretirement and Postemployment Benefit Plans
The net periodic postretirement (benefit)/cost was $(3) million for the three months ended September 30, 2024 and $(8) million for the nine months ended September 30, 2024 and $(2) million for the three months ended September 30, 2023 and $(4) million for the nine months ended September 30, 2023. The net periodic postemployment cost was $5 million for the three months ended September 30, 2024 and $16 million for the nine months ended September 30, 2024 and $2 million for the three months ended September 30, 2023 and $3 million for the nine months ended September 30, 2023.

Note 11. Stock Plans

On May 22, 2024, our shareholders approved the 2024 Performance Incentive Plan (the “2024 PIP”), which replaces our Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”). Under the 2024 PIP, we are now authorized to issue a maximum of 50.7 million shares of our Common Stock. As of May 22, 2024, we may not make any grants under the 2005 Plan. As of September 30, 2024, there were 50.7 million shares available to be granted under the 2024 PIP.

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2024	18,678,120	$49.96	5 years	$420	million
Annual grant to eligible employees	2,261,810	73.13
Additional options issued	31,780	66.11
Total options granted	2,293,590	73.03
Options exercised (1)	(3,966,626)	43.20		$118	million
Options canceled	(330,110)	62.48
Balance at September 30, 2024	16,674,974	54.50	5 years	$320	million

(1)Cash received from options exercised was $74 million in the three months and $170 million in the nine months ended September 30, 2024. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $8 million in the three months and $19 million in the nine months ended September 30, 2024.

Performance Share Units and Other Stock-Based Awards
Our performance share unit (PSU), deferred stock unit (DSU) and other stock-based activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2024	4,553,166		$62.53
Annual grant to eligible employees:		Feb 27, 2024
Performance share units	787,110		75.05
Deferred stock units	571,490		73.13
Additional shares granted (1)	1,062,871	Various	63.35
Total shares granted	2,421,471		69.46	$168	million
Vested (2) (3)	(2,004,358)		58.72	$118	million
Forfeited (2)	(306,770)		66.22
Balance at September 30, 2024	4,663,509		67.52

(1)Includes PSUs and DSUs.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested was zero in the three months and $7 million in the nine months ended September 30, 2024.
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

During the nine months ended September 30, 2024, we repurchased approximately 17 million shares of Common Stock at an average cost of $70.09 per share, or an aggregate cost of approximately $1.2 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2024, we have approximately $3.2 billion in remaining share repurchase capacity.

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

As previously disclosed, in November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. As previously disclosed, we have cooperated with the investigation. In the fourth quarter of 2022, we had accrued (in accordance with U.S. GAAP), on a pre-tax basis, a liability of €300 million ($321 million) within other current liabilities in the consolidated balance sheet and selling, general and administrative expenses in the consolidated statement of earnings as an estimate of the possible cost to resolve this matter. During the fourth quarter of 2023, we adjusted our accrual to a liability of €340 million ($375 million). In the second quarter of 2024, we reached a negotiated resolution in this matter and adjusted our accrual from a liability of €340 million to €337.5 million ($376 million), on a pre-tax basis. Pursuant to the terms of the agreed settlement, we fulfilled our payment obligation in August 2024. We do not anticipate any modification of our business practices and agreements that would have a material impact on our ongoing business operations within the European Union.

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of September 30, 2024 and December 31, 2023, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 13. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net (losses)/gains of $(71) million in the third quarter of 2024 and $35 million in the third quarter of 2023 and $(50) million in the first nine months of 2024 and $(6) million in the first nine months of 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(10,177)	$(9,505)	$(9,574)	$(9,808)
Currency translation adjustments	(18)	(582)	(608)	(270)
Tax (expense)/benefit	18	12	(3)	(3)
Other comprehensive earnings/(losses)	—	(570)	(611)	(273)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(10)	6	(2)	12
Balance at end of period	(10,187)	(10,069)	(10,187)	(10,069)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,277)	$(1,133)	$(1,323)	$(1,105)
Net actuarial gain/(loss) arising during period	—	(20)	(6)	(19)
Tax (expense)/benefit on net actuarial gain/(loss)	—	3	1	3
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	14	7	40	20
Settlement losses and other expenses (1)	3	5	9	13
Tax expense/(benefit) on reclassifications (3)	(3)	(2)	(11)	(8)
Currency impact	(66)	39	(39)	(5)
Other comprehensive earnings/(losses)	(52)	32	(6)	4
Balance at end of period	(1,329)	(1,101)	(1,329)	(1,101)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(61)	$(72)	$(49)	$(34)
Net derivative gains/(losses)	(58)	56	(32)	(10)
Tax (expense)/benefit on net derivative gain/(loss)	—	—	6	1
Losses/(gains) reclassified into net earnings:
Currency exchange contracts(2)	4	—	4	—
Interest rate contracts (2)	48	(43)	5	(20)
Tax expense/(benefit) on reclassifications (3)	5	(2)	3	1
Currency impact	(1)	(1)	—	—
Other comprehensive earnings/(losses)	(2)	10	(14)	(28)
Balance at end of period	(63)	(62)	(63)	(62)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(11,515)	$(10,710)	$(10,946)	$(10,947)
Total other comprehensive earnings/(losses)	(54)	(528)	(631)	(297)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(10)	6	(2)	12
Other comprehensive earnings/(losses) attributable to Mondelēz International	(64)	(522)	(633)	(285)
Balance at end of period	$(11,579)	$(11,232)	$(11,579)	$(11,232)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(2)These reclassified gains or losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 14. Income Taxes

As of the third quarter of 2024, our estimated annual effective tax rate, which excludes discrete tax impacts, was 27.3%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws as well as the net unfavorable impact attributable to jurisdictional mix of pre-tax income and applicable tax rates. Our 2024 third quarter effective tax rate was 28.8% and includes discrete tax impacts in connection with unrealized gains and losses on hedging activities. Excluding these impacts, our effective tax rate for the three months ended September 30, 2024 was 25.6%. The 25.6% reflects the impact of unfavorable foreign provisions under U.S. tax laws as well as the net unfavorable impact attributable to jurisdictional mix of pre-tax income and applicable tax rates. Our effective tax rate for the nine months ended September 30, 2024 of 26.9% also includes discrete tax impacts in connection with unrealized gains and losses on hedging activities. Excluding these impacts, our effective tax rate for the nine months ended September 30, 2024 was 26.6%. The 26.6% reflects the impact of unfavorable foreign provisions under U.S. tax laws as well as the net unfavorable impact attributable to jurisdictional mix of pre-tax income and applicable tax rates.

As of the third quarter of 2023, our estimated annual effective tax rate, which excluded discrete tax impacts, was 25.9%. This rate reflected the impact of unfavorable foreign provisions under U.S. tax laws partially offset by favorable impacts from the mix of pre-tax income as well as applicable tax rates in various non-U.S. jurisdictions. Our 2023 third quarter effective tax rate of 26.6% included a net tax expense incurred in connection with unrealized gains and losses on hedging activities as well as other discrete net tax benefits. Our effective tax rate for the nine months ended September 30, 2023 of 27.1% was higher due to a $127 million net tax expense incurred in connection with the KDP share sale during the first quarter (the earnings are reported separately on our statement of earnings and thus not included in earnings before income taxes). Excluding this impact, our effective tax rate for the nine months ended September 30, 2023 was 24.4%. The 24.4% rate also included net tax expense related to gains and losses on KDP marketable securities as well as the associated pre-tax impacts.

Note 15. Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Net earnings	$856	$988	$2,875	$4,018
less: Noncontrolling interest earnings	(3)	(4)	(9)	(9)
Net earnings attributable to Mondelēz International	$853	$984	$2,866	$4,009
Weighted-average shares for basic EPS	1,339	1,363	1,343	1,364
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	5	7	6	8
Weighted-average shares for diluted EPS	1,344	1,370	1,349	1,372
Basic earnings per share attributable to Mondelēz International	$0.64	$0.72	$2.13	$2.94
Diluted earnings per share attributable to Mondelēz International	$0.63	$0.72	$2.12	$2.92

We exclude antidilutive Mondelēz International stock options and long-term incentive plan shares from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 3.7 million for the three months ended September 30, 2024 and 2.5 million for the three months ended September 30, 2023 and 3.3 million for the nine months ended September 30, 2024 and 2.8 million for the nine months ended September 30, 2023.

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

Our reconciliation of segment net revenues and earnings to consolidated financial statement totals were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net revenues:
Latin America	$1,204	$1,305	$3,755	$3,744
AMEA	1,851	1,791	5,388	5,339
Europe	3,323	3,086	9,565	9,319
North America	2,826	2,847	8,129	8,300
Net revenues	$9,204	$9,029	$26,837	$26,702
Earnings before income taxes:
Segment operating income:
Latin America	$125	$156	$426	$429
AMEA	335	302	1,036	869
Europe	605	494	1,746	1,450
North America	918	532	2,012	1,678
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(710)	19	(157)	239
General corporate expenses	(78)	(86)	(212)	(242)
Amortization of intangible assets	(40)	(38)	(115)	(114)
Acquisition-related costs	(2)	—	(2)	—
Operating income	1,153	1,379	4,734	4,309
Benefit plan non-service income	25	19	76	60
Interest and other expense, net	(46)	(66)	(146)	(258)
(Loss)/gain on marketable securities	—	(1)	—	606
Earnings before income taxes	$1,132	$1,331	$4,664	$4,717

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

Net revenues by product category were:

	For the Three Months Ended September 30, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$312	$661	$1,162	$2,470	$4,605
Chocolate	299	752	1,640	92	2,783
Gum & Candy	374	240	145	264	1,023
Beverages	104	105	28	—	237
Cheese & Grocery	115	93	348	—	556
Total net revenues	$1,204	$1,851	$3,323	$2,826	$9,204

	For the Three Months Ended September 30, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$313	$642	$1,120	$2,409	$4,484
Chocolate	347	701	1,428	83	2,559
Gum & Candy	408	233	199	355	1,195
Beverages	112	118	29	—	259
Cheese & Grocery	125	97	310	—	532
Total net revenues	$1,305	$1,791	$3,086	$2,847	$9,029

	For the Nine Months Ended September 30, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$908	$1,865	$3,285	$7,203	$13,261
Chocolate	985	2,102	4,703	240	8,030
Gum & Candy	1,148	711	491	686	3,036
Beverages	348	418	90	—	856
Cheese & Grocery	366	292	996	—	1,654
Total net revenues	$3,755	$5,388	$9,565	$8,129	$26,837

	For the Nine Months Ended September 30, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$898	$1,881	$3,311	$7,105	$13,195
Chocolate	1,031	2,011	4,339	223	7,604
Gum & Candy	1,124	674	652	972	3,422
Beverages	335	476	88	—	899
Cheese & Grocery	356	297	929	—	1,582
Total net revenues	$3,744	$5,339	$9,319	$8,300	$26,702

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

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations given we believe we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions. We continue to consolidate both our Ukrainian and Russian subsidiaries. During the third quarter of 2024, Ukraine generated 0.4% and Russia generated 2.9% of consolidated net revenue and during the third quarter of 2023, Ukraine generated 0.4% and Russia generated 2.7% of consolidated net revenue. The profitability of and the assets held by our Russian business continue to remain above historical levels. We cannot predict if the recent performance of our Russian business will continue in the future.

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

Developments in the Middle East

In October 2023, conflict developed in the Middle East between Hamas and Israel, and has expanded to other parts of the region. In the third quarter of 2024, we experienced sales impacts related to this conflict in certain AMEA markets, but this did not have a material impact on our business, results of operations or financial condition. We continue to evaluate the impacts of these developments on our business and we cannot predict if it will have a significant impact in the future.

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

Currency-related items impacted our non-GAAP financial measures for the three months ended September 30, 2024 as follows:
•Organic Net Revenue: In total, unfavorable currency-related items of $120 million (1.4 pp) were driven by unfavorable currency translation rate changes of $393 million (4.4 pp), partially offset by the adjustment for extreme pricing of $273 million (3.0 pp). In Emerging Markets, unfavorable currency-related items of $170 million (4.8 pp) were driven by unfavorable currency translation rate changes of $443 million (12.6 pp), partially offset by the adjustment for extreme pricing of $273 million (7.8 pp). In Developed Markets, favorable currency-related items of $50 million (1.0 pp) were driven by favorable currency translation rate changes.
•Adjusted Operating Income: Unfavorable currency-related items of $16 million were driven by unfavorable currency translation rate changes of $64 million, partially offset by the adjustment for extreme pricing of $48 million.
•Adjusted EPS: Unfavorable currency-related items were flat as unfavorable currency translation rate changes of $0.04 were offset by the adjustment for extreme pricing of $0.04.

Currency-related items impacted our non-GAAP financial measures for the nine months ended September 30, 2024 as follows:
•Organic Net Revenue: In total, unfavorable currency-related items of $468 million (1.7 pp) were driven by unfavorable currency translation rate changes of $1,450 million (5.5 pp), partially offset by the adjustment for extreme pricing of $982 million (3.8 pp). In Emerging Markets, unfavorable currency-related items of $529 million (5.1 pp) were driven by unfavorable currency translation rate changes of $1,511 million (14.5 pp), partially offset by the adjustment for extreme pricing of $982 million (9.4 pp). In Developed Markets, favorable currency-related items of $61 million (0.4 pp) were driven by favorable currency translation rate changes.

•Adjusted Operating Income: Unfavorable currency-related items of $143 million were driven by unfavorable currency translation rate changes of $373 million, partially offset by the adjustment for extreme pricing of $230 million.
•Adjusted EPS: Unfavorable currency-related items of $0.09 were driven by unfavorable currency translation rate changes of $0.26, partially offset by the adjustment for extreme pricing of $0.17.

Acquisitions and Divestitures

In the third quarter of 2024, we announced a signed agreement to acquire a majority stake of Evirth (Shanghai) Industrial Co., Ltd, a leading manufacturer of cakes and pastries in China. Refer to Note 2, Acquisitions and Divestitures, for additional details.

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

JDE Peet’s Transactions (Euronext Amsterdam: “JDEP”)
During the first quarter of 2023, we sold approximately 7.7 million shares of JDEP, which reduced our ownership to 18.1%. We recorded a loss of €18 million ($19 million) on this sale. On March 30, 2023, we issued options to sell shares of JDEP in tranches equivalent to approximately 7.7 million shares, exercisable at maturity during the third quarter of 2023. During the three months ended September 30, 2023, options were exercised on 2.2 million shares, which reduced our ownership percentage by 0.4 percentage point, from 18.1% to 17.7% of the total outstanding shares. We recorded a loss of €3 million ($4 million) on this sale.

During the first quarter of 2024, we determined there was an other-than-temporary impairment of our investment in JDEP, resulting in an impairment charge of €612 million ($665 million). On October 21, 2024, we announced the sale of our remaining 85.9 million shares in JDEP to JAB Holdings Company for approximately €2.2 billion ($2.4 billion). The sale transaction is expected to be completed in the fourth quarter of 2024.

For additional information, refer to Note 6, Investments and Note 9, Financial Instruments.

Benefit Plans

As of October 2024, the Company intends to terminate the Mondelēz Global LLC Retirement Plan. The termination process is expected to be completed as of June 30, 2025. Refer to Note 10, Benefit Plans for additional information.

Taxes

We continue to monitor existing and potential future tax reform around the world. As of September 30, 2024, numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax with the earliest effective date being for taxable years beginning after December 31, 2023. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements but we will continue to evaluate it as additional guidance and clarification becomes available.

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

Summary of Results

•Net revenues increased 1.9% to $9.2 billion in the third quarter of 2024 and increased 0.5% to $26.8 billion in the first nine months of 2024 as compared to the same periods in the prior year.
–Net revenue growth in the third quarter of 2024 was driven by higher net pricing and favorable volume mix, partially offset by the impact of our 2023 divestiture of the developed market gum business and unfavorable currency-related items, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year.
–Net revenue growth in the first nine months of 2024 was driven by higher net pricing and incremental net revenue from a short-term distributor agreement related to the sale of our developed market gum business, partially offset by the impact of our 2023 divestiture of the developed market gum business, unfavorable currency-related items, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year and unfavorable volume/mix.
•Organic Net Revenue, a non-GAAP financial measure, increased 5.4% to $9.3 billion in the third quarter of 2024 and increased 4.0% to $27.3 billion in the first nine months of 2024 as compared to the same periods in the prior year. During the third quarter Organic Net Revenue grew due to higher net pricing and favorable volume/mix. During the first nine months of 2024, Organic Net Revenue grew due to higher net pricing, partially offset by unfavorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.
•Diluted EPS attributable to Mondelēz International decreased (12.5)% to $0.63 in the third quarter of 2024 and decreased (27.4)% to $2.12 in the first nine months of 2024 as compared to the same periods in the prior year.
–Diluted EPS decreased in the third quarter of 2024, driven by an unfavorable year-over-year change in mark-to-market impacts from commodity and currency derivatives, higher intangible asset impairment charges, lapping prior-year operating results from the developed market gum business divested in 2023, costs incurred for the ERP Systems Implementation program and lapping prior-year gain on marketable securities. These unfavorable items were partially offset by an increase in Adjusted EPS, favorable year-over-year change in acquisition integration costs and contingent consideration adjustments, lower equity method investee items, favorable year-over-year change in initial impacts from enacted tax law changes and lower loss on remeasurement of net monetary position.
–Diluted EPS decreased in the first nine months of 2024, driven by an impairment charge on our JDEP equity method investment in 2024, lapping prior-year net gains on marketable securities and equity method investment transactions primarily related to our former KDP investment, unfavorable year-over-year change in mark-to-market impacts from commodity and currency derivatives, lapping prior-year operating results from the developed market gum business divested in 2023, higher intangible asset impairment charges, costs incurred for the ERP Systems Implementation program and higher costs incurred from our Simplify to Grow program. These unfavorable items were partially offset by an increase in Adjusted EPS, favorable year-over-year change in acquisition integration costs and contingent consideration adjustments, lower divestiture-related costs, lower loss on remeasurement of net monetary position and lower equity method investee items.
•Adjusted EPS, a non-GAAP financial measure, increased 28.6% to $0.99 in the third quarter of 2024 and increased 19.1% to $2.80 in the first nine months of 2024 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 28.6% to $0.99 in the third quarter of 2024 and increased 23.0% to $2.89 in the first nine months of 2024 as compared to the same periods in the prior year. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.
–Adjusted EPS increased in the third quarter of 2024, driven by operating gains, fewer shares outstanding, lower interest expense and lower taxes.
–Adjusted EPS increased in the first nine months of 2024, driven by operating gains, fewer shares outstanding, lower interest expense and higher benefit plan non-service income, partially offset by unfavorable currency-related items, higher taxes and lapping prior year dividend income related to our former KDP investment.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2024	2023	2024	2023
		(in millions, except percentages)
Simplify to Grow Program	Note 7
Restructuring charges		$5	$(16)	$(40)	$(48)
Implementation charges		(17)	(4)	(40)	(13)
Intangible asset impairment charges	Note 5	(153)	(26)	(153)	(26)
Mark-to-market (losses)/gains from derivatives (1)	Note 9	(707)	20	(156)	236
Acquisition and divestiture-related costs:	Note 2
Acquisition integration costs and contingent consideration adjustments		328	(68)	249	(143)
Acquisition-related costs		(2)	—	(2)	—
Divestiture-related costs		2	(14)	(2)	(66)
Incremental costs due to war in Ukraine (2)	Note 1	—	(1)	(2)	2
European Commission legal matter	Note 12	—	—	3	—
ERP System Implementation costs (3)		(29)	—	(38)	—
Remeasurement of net monetary position	Note 1	(9)	(22)	(26)	(60)
Impact from pension participation changes	Note 10	(2)	(3)	(7)	(8)
Loss on debt extinguishment and related expenses	Note 8	—	—	—	(1)
Initial impacts from enacted tax law changes	Note 14	11	(13)	(12)	(15)
Gain on marketable securities	Note 6	—	—	—	593
(Loss)/gain on equity method investment transactions including impairments (4)	Note 6	(4)	—	(669)	462
Equity method investee items (5)		(5)	(38)	(52)	(82)
Effective tax rate	Note 14	28.8%	26.6%	26.9%	27.1%

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

Consolidated Results of Operations
Three Months Ended September 30

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions, except per share data)
Net revenues	$9,204	$9,029	$175	1.9%
Operating income	1,153	1,379	(226)	(16.4)%
Net earnings attributable to Mondelēz International	853	984	(131)	(13.3)%
Diluted earnings per share attributable to Mondelēz International	0.63	0.72	(0.09)	(12.5)%

Net Revenues – Net revenues increased $175 million (1.9%) to $9,204 million in the third quarter of 2024, and Organic Net Revenue (1) increased $474 million (5.4%) to $9,324 million. Emerging markets net revenues increased 0.1% and emerging markets Organic Net Revenue increased 4.9% (1). Developed markets net revenues increased 3.1% and developed markets Organic Net Revenue increased 5.6% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Three Months Ended September 30, 2024
Reported (GAAP)	$3,530	$5,674	$9,204
Currency-related items	170	(50)	120
Organic (Non-GAAP)	$3,700	$5,624	$9,324
Three Months Ended September 30, 2023
Reported (GAAP)	$3,527	$5,502	$9,029
Divestitures	(1)	(178)	(179)
Organic (Non-GAAP)	$3,526	$5,324	$8,850
% Change
Reported (GAAP)	0.1%	3.1%	1.9%
Divestitures	- pp	3.5 pp	2.1 pp
Currency-related items	4.8	(1.0)	1.4	pp
Organic (Non-GAAP)	4.9%	5.6%	5.4%
Vol/Mix	(1.0)pp	1.0 pp	0.3 pp
Pricing	5.9	4.6	5.1
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 1.9% was driven by our underlying Organic Net Revenue growth of 5.4%, partially offset by the impact of our 2023 divestiture of the developed market gum business and unfavorable currency-related items. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2023 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2024. Overall, positive volume/mix reflected improved volume trends in North America due to increased consumer demand in the U.S. as well as Europe rebounding from last quarter's customer price negotiation disruptions. Favorable volume/mix was driven by gains in North America, Europe and AMEA, partially offset by unfavorable volume/mix in Latin America. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $179 million for the third quarter of 2024. Refer to Note 2, Acquisitions and Divestitures, for additional information. Currency-related items decreased net revenues by $120 million, driven by unfavorable currency translation rate changes, partially offset by the adjustment for extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to several currencies, primarily the Argentinean peso, as well as the Brazilian real, Mexican peso, Nigerian naira, Egyptian pound and Turkish lira, partially offset by the strength of several currencies relative to the U.S. dollar, including the British pound sterling, euro, Russian ruble, Polish zloty, Australian dollar and Chinese yuan.

Operating Income – Operating income decreased $226 million (16.4%) to $1,153 million in the third quarter of 2024. Adjusted Operating Income (1) increased $300 million (20.9%) to $1,738 million and Adjusted Operating Income on a constant currency basis (1) increased $316 million (22.0%) to $1,754 million due to the following:

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Operating Income	$1,153	$1,379	$(226)	(16.4)%
Simplify to Grow Program (2)	12	20	(8)
Intangible asset impairment charges (3)	153	26	127
Mark-to-market losses/(gains) from derivatives (4)	710	(19)	729
Acquisition integration costs and contingent consideration adjustments (5)	(328)	68	(396)
Acquisition-related costs (5)	2	—	2
Divestiture-related costs (5)	(2)	14	(16)
Operating results from divestitures (5)	—	(73)	73
Incremental costs due to war in Ukraine (6)	—	1	(1)
ERP System Implementation costs (7)	29	—	29
Remeasurement of net monetary position (6)	9	22	(13)
Adjusted Operating Income (1)	$1,738	$1,438	$300	20.9%
Currency-related items	16	—	16
Adjusted Operating Income (constant currency) (1)	$1,754	$1,438	$316	22.0%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$455
Higher input costs	(85)
Favorable volume/mix	8
Higher selling, general and administrative expenses	(53)
Higher amortization of intangible assets	(1)
Higher asset impairment charges	(8)
Total change in Adjusted Operating Income (constant currency) (1)	$316

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
(5)Refer to Note 2, Acquisitions and Divestitures, for additional information on the October 1, 2023 sale of the developed market gum business. Refer to Note 2, Acquisitions and Divestitures in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on our 2022 acquisitions.
(6)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina and Türkiye.
(7)Refer to MD&A Headlines, ERP System Implementation, for more information.

During the third quarter of 2024, we realized higher net pricing and favorable volume/mix, which were partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2023 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2024, was reflected across all regions. Favorable volume/mix was driven by gains in Europe and North America, partially offset by declines in Latin America and AMEA. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs due to productivity. Higher raw material costs were in part due to higher cocoa, sugar, nuts, dairy and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower energy, edible oils, packaging, and grains costs.

Total selling, general and administrative expenses decreased $389 million from the third quarter of 2023, which was net of benefits from a number of factors noted in the table above, including in part, a favorable contingent consideration adjustment related to the Clif Bar acquisition and lower acquisition integration costs, the elimination of costs from the developed market gum business divested in 2023, a favorable currency translation impact related to expenses, lower divestiture-related costs and lower remeasurement loss of net monetary position, partially offset by costs incurred for the ERP System Implementation program and higher implementation costs incurred for the Simplify to Grow program. Excluding these factors, selling, general and administrative expenses increased $53 million from the third quarter of 2023. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency-related items, net of the adjustment for extreme pricing in Argentina, decreased operating income by $16 million primarily due to the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real, Egyptian pound and Mexican peso, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the British pound sterling, Russian ruble and euro.

Operating income margin decreased from 15.3% in the third quarter of 2023 to 12.5% in the third quarter of 2024. The decrease in operating income margin was driven primarily by the unfavorable year-over-year change in mark-to-market gains/(losses) from commodity and currency hedging activities, higher intangible asset impairment charges, the impact from the developed market gum business divested in 2023 and costs incurred for the ERP System Implementation program, partially offset by favorable year-over-year change in acquisition integration costs and contingent consideration adjustments, higher Adjusted Operating Income margin, lower divestiture-related costs, lower remeasurement loss of net monetary position and lower costs incurred for the Simplify to Grow program. Adjusted Operating Income margin increased from 16.2% for the third quarter of 2023 to 18.9% for the third quarter of 2024. The increase was driven primarily by higher net pricing, lower manufacturing costs driven by productivity and overhead cost leverage, partially offset by higher raw material costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $853 million decreased by $131 million (13.3%) in the third quarter of 2024. Diluted EPS attributable to Mondelēz International was $0.63 in the third quarter of 2024, down $0.09 (12.5%) from the third quarter of 2023. Adjusted EPS (1) was $0.99 in the third quarter of 2024, up $0.22 (28.6%) from the third quarter of 2023. Adjusted EPS on a constant currency basis (1) was $0.99 in the third quarter of 2024, up $0.22 (28.6%) from the third quarter of 2023.

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.63	$0.72	$(0.09)	(12.5)%
Simplify to Grow Program (2)	0.01	0.01	—
Intangible asset impairment charges (2)	0.08	0.02	0.06
Mark-to-market losses/(gains) from derivatives (2)	0.42	(0.01)	0.43
Acquisition integration costs and contingent consideration adjustments (2)	(0.18)	0.04	(0.22)
Operating results from divestitures (2)	—	(0.05)	0.05
ERP System Implementation costs (2)	0.02	—	0.02
Remeasurement of net monetary position (2)	0.01	0.02	(0.01)
Initial impacts from enacted tax law changes (3)	(0.01)	0.01	(0.02)
Gain on marketable securities (4)	—	(0.02)	0.02
Equity method investee items (5)	0.01	0.03	(0.02)
Adjusted EPS (1)	$0.99	$0.77	$0.22	28.6%
Currency-related items	—	—	—
Adjusted EPS (constant currency) (1)	$0.99	$0.77	$0.22	28.6%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.17
Change in interest and other expense, net (6)	0.01
Change in equity method investment net earnings	0.01
Change in income taxes (3)	0.01
Change in shares outstanding (7)	0.02
Total change in Adjusted EPS (constant currency) (1)	$0.22
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended September 30, 2024, taxes for the: Simplify to Grow Program were $(2) million, intangible asset impairment charges were $(40) million, mark-to-market losses from derivatives were $(144) million, acquisition integration costs and contingent consideration adjustments were $84 million, ERP System Implementation program were $(6) million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $(11) million and equity method investee items were zero.
•For the three months ended September 30, 2023, taxes for the: Simplify to Grow Program were $(2) million, intangible asset impairment charges were $(6) million, mark-to-market gains from derivatives were $9 million, acquisition integration costs and contingent consideration adjustments were $(17) million, divestiture-related costs were $(14) million, operating results from divestitures were $17 million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $13 million, gain on marketable securities were $(21) million and equity method investee items were zero.
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

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions, except per share data)
Net revenues	$26,837	$26,702	$135	0.5%
Operating income	4,734	4,309	425	9.9%
Net earnings attributable to Mondelēz International	2,866	4,009	(1,143)	(28.5)%
Diluted earnings per share attributable to Mondelēz International	2.12	2.92	(0.80)	(27.4)%

Net Revenues – Net revenues increased $135 million (0.5%) to $26,837 million in the first nine months of 2024, and Organic Net Revenue (1) increased $1,061 million (4.0%) to $27,280 million. Emerging markets net revenues increased 0.9% and emerging markets Organic Net Revenue increased 6.0% (1). Developed markets net revenues increased 0.3% and developed markets Organic Net Revenue increased 2.8% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Nine Months Ended September 30, 2024
Reported (GAAP)	$10,523	$16,314	$26,837
Short-term distributor agreements	(3)	(22)	(25)
Currency-related items	529	(61)	468
Organic (Non-GAAP)	$11,049	$16,231	$27,280
Nine Months Ended September 30, 2023
Reported (GAAP)	$10,431	$16,271	$26,702
Divestitures	(4)	(479)	(483)
Organic (Non-GAAP)	$10,427	$15,792	$26,219
% Change
Reported (GAAP)	0.9%	0.3%	0.5%
Divestitures	- pp	3.0 pp	1.9 pp
Short-term distributor agreements	—	(0.1)	(0.1)
Currency-related items	5.1	(0.4)	1.7
Organic (Non-GAAP)	6.0%	2.8%	4.0%
Vol/Mix	(1.0)pp	(1.6)pp	(1.4)pp
Pricing	7.0	4.4	5.4
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 0.5% was driven by our underlying Organic Net Revenue growth of 4.0% and the impact of a short-term distributor agreement, partially offset by the impact of our 2023 divestiture of the developed market gum business and unfavorable currency-related items. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2023 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2024. Overall, unfavorable volume/mix was driven by volume declines, due to the impact of expected customer price negotiation disruptions in Europe, softer consumer demand in the U.S. and Mexico and geopolitical impacts in parts of AMEA, which were partially offset by favorable product mix. Unfavorable volume/mix was reflected across all regions. The short-term distributor agreement related to the October 1, 2023 sale of our developed market gum business added incremental net revenues of $25 million for the first nine months of 2024. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $483 million for the first nine months of 2024. Refer to Note 2, Acquisitions and Divestitures, for additional information. Currency-related items decreased net revenues by $468 million, driven by unfavorable currency translation rate changes, partially offset by the adjustment for extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to several currencies, primarily the

Argentinean peso, as well as the Nigerian naira, Turkish Lira, Russian ruble, Brazilian real, Egyptian pound and Chinese yuan, partially offset by the strength of several currencies relative to the U.S. dollar, including the British pound sterling, Polish zloty, euro, Colombian peso and Mexican peso.

Operating Income – Operating income increased $425 million (9.9%) to $4,734 million in the first nine months of 2024. Adjusted Operating Income (1) increased $709 million (16.8%) to $4,940 million and Adjusted Operating Income on a constant currency basis (1) increased $852 million (20.1%) to $5,083 million due to the following:

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Operating Income	$4,734	$4,309	$425	9.9%
Simplify to Grow Program (2)	80	61	19
Intangible asset impairment charges (3)	153	26	127
Mark-to-market losses/(gains) from derivatives (4)	157	(239)	396
Acquisition integration costs and contingent consideration adjustments (5)	(249)	143	(392)
Acquisition-related costs (5)	2	—	2
Divestiture-related costs (5)	2	66	(64)
Operating results from divestitures (5)	—	(193)	193
Operating income from short-term distributor agreements	(2)	—	(2)
European Commission legal matter	(3)	—	(3)
Incremental costs due to war in Ukraine (6)	2	(2)	4
ERP System Implementation costs (7)	38	—	38
Remeasurement of net monetary position (6)	26	60	(34)
Adjusted Operating Income (1)	$4,940	$4,231	$709	16.8%
Currency-related items	143	—	143
Adjusted Operating Income (constant currency) (1)	$5,083	$4,231	$852	20.1%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$1,417
Higher input costs	(190)
Unfavorable volume/mix	(113)
Higher selling, general and administrative expenses	(270)
Higher amortization of intangible assets	(2)
Lower asset impairment charges	10
Total change in Adjusted Operating Income (constant currency) (1)	$852

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
(5)Refer to Note 2, Acquisitions and Divestitures, for additional information on the October 1, 2023 sale of the developed market gum business. Refer to Note 2, Acquisitions and Divestitures in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on our 2022 acquisitions.
(6)Refer to Note 1, Basis of Presentation, for information on our accounting for the war in Ukraine and our application of highly inflationary accounting for Argentina and Türkiye.
(7)Refer to MD&A Headlines, ERP System Implementation, for more information.

During the first nine months of 2024, we realized higher net pricing, which was partially offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2023 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2024, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were in part due to higher cocoa, sugar, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower energy, dairy, edible oils, grains and packaging costs. Overall, unfavorable volume/mix was due to volume declines partially offset by favorable product mix. Unfavorable volume/mix was experienced in all regions.

Total selling, general and administrative expenses decreased $284 million from the first nine months of 2023, which was net of benefits from a number of factors noted in the table above, including in part, a favorable contingent consideration adjustment related to the Clif Bar acquisition and lower acquisition integration costs, the elimination of costs from the developed market gum business divested in 2023, lower divestiture-related costs, lower remeasurement loss of net monetary position and a favorable currency translation impact related to expenses, marginally offset by costs incurred for the ERP System Implementation program and higher implementation costs incurred for the Simplify to Grow program. Excluding these factors, selling, general and administrative expenses increased $270 million from the first nine months of 2023. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency changes, net of the adjustment for extreme pricing in Argentina, decreased operating income by $143 million primarily due to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, Russian ruble, Egyptian pound, Chinese yuan, Turkish lira and Nigerian naira, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the British pound sterling, Polish zloty, euro and Mexican peso.

Operating income margin increased from 16.1% in the first nine months of 2023 to 17.6% in the first nine months of 2024. The increase was driven primarily by higher Adjusted Operating Income margin, favorable year-over-year change in acquisition integration costs and contingent consideration adjustments, lower divestiture-related costs and lower remeasurement loss of net monetary position, partially offset by unfavorable year-over-year change in mark-to-market gains/(losses) from commodity and currency hedging activities, the impact from the developed market gum business divested in 2023, costs incurred for the ERP System Implementation program and higher costs incurred for the Simplify to Grow program. Adjusted Operating Income margin increased from 16.1% for the first nine months of 2023 to 18.4% for the first nine months of 2024. The increase was driven primarily by higher net pricing, lower manufacturing costs driven by productivity and overhead leverage, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,866 million decreased by $1,143 million (28.5%) in the first nine months of 2024. Diluted EPS attributable to Mondelēz International was $2.12 in the first nine months of 2024, down $0.80 (27.4%) from the first nine months of 2023. Adjusted EPS (1) was $2.80 in the first nine months of 2024, up $0.45 (19.1%) from the first nine months of 2023. Adjusted EPS on a constant currency basis (1) was $2.89 in the first nine months of 2024, up $0.54 (23.0%) from the first nine months of 2023.

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.12	$2.92	$(0.80)	(27.4)%
Simplify to Grow Program (2)	0.05	0.04	0.01
Intangible asset impairment charges (2)	0.08	0.02	0.06
Mark-to-market losses/(gains) from derivatives (2)	0.09	(0.14)	0.23
Acquisition integration costs and contingent consideration adjustments (2)	(0.13)	0.08	(0.21)
Divestiture-related costs (2)	—	0.03	(0.03)
Operating results from divestitures (2)	—	(0.13)	0.13
ERP System Implementation costs (2)	0.02	—	0.02
Remeasurement of net monetary position (2)	0.02	0.04	(0.02)
Initial impacts from enacted tax law changes (3)	0.01	0.01	—
Gain on marketable securities (4)	—	(0.33)	0.33
Losses/(gains) on equity method investment transactions including impairments (4)	0.50	(0.25)	0.75
Equity method investee items (5)	0.04	0.06	(0.02)
Adjusted EPS (1)	$2.80	$2.35	$0.45	19.1%
Currency-related items	0.09	—	0.09
Adjusted EPS (constant currency) (1)	$2.89	$2.35	$0.54	23.0%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.47
Change in benefit plan non-service income	0.01
Change in interest and other expense, net (6)	0.04
Dividend income from marketable securities	(0.01)
Change in equity method investment net earnings (4)	0.01
Change in income taxes (3)	(0.03)
Change in shares outstanding (7)	0.05
Total change in Adjusted EPS (constant currency) (1)	$0.54
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the nine months ended September 30, 2024, taxes for the: Simplify to Grow Program were $(19) million, intangible asset impairment charges were $(40) million, mark-to-market losses from derivatives were $(28) million, acquisition integration costs and contingent consideration adjustments were $67 million, ERP System Implementation program were $(8) million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $12 million, loss on equity method investment transactions were zero and equity method investee items were zero.
•For the nine months ended September 30, 2023, taxes for the: Simplify to Grow Program were $(9) million, intangible asset impairment charges were $(6) million, mark-to-market gains from derivatives were $38 million, acquisition integration costs and contingent consideration adjustments were $(39) million, divestiture-related costs were $(22) million, operating results from divestitures were $45 million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $15 million, gain on marketable securities were $135 million, gain on equity method investment transactions were $124 million and equity method investee items were zero.
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

Our reconciliation of segment net revenues and earnings to consolidated financial statement totals were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net revenues:
Latin America	$1,204	$1,305	$3,755	$3,744
AMEA	1,851	1,791	5,388	5,339
Europe	3,323	3,086	9,565	9,319
North America	2,826	2,847	8,129	8,300
Net revenues	$9,204	$9,029	$26,837	$26,702
Earnings before income taxes:
Segment operating income:
Latin America	$125	$156	$426	$429
AMEA	335	302	1,036	869
Europe	605	494	1,746	1,450
North America	918	532	2,012	1,678
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(710)	19	(157)	239
General corporate expenses	(78)	(86)	(212)	(242)
Amortization of intangible assets	(40)	(38)	(115)	(114)
Acquisition-related costs	(2)	—	(2)	—
Operating income	1,153	1,379	4,734	4,309
Benefit plan non-service income	25	19	76	60
Interest and other expense, net	(46)	(66)	(146)	(258)
(Loss)/gain on marketable securities	—	(1)	—	606
Earnings before income taxes	$1,132	$1,331	$4,664	$4,717

Latin America

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$1,204	$1,305	$(101)	(7.7)%
Segment operating income	125	156	(31)	(19.9)%

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$3,755	$3,744	$11	0.3%
Segment operating income	426	429	(3)	(0.7)%

Three Months Ended September 30:

Net revenues decreased $101 million (7.7%), due to an unfavorable impact of currency-related items (9.7 pp) and unfavorable volume/mix (3.9 pp), partially offset by higher net pricing (5.9 pp). Currency-related items were unfavorable, net of the adjustment for extreme pricing in Argentina, due to currency translation rate changes. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Argentinean peso, Brazilian real and Mexican peso. Overall, unfavorable volume/mix reflected consumer softness, primarily in Mexico. Unfavorable volume/mix was driven by declines in chocolate, candy, cheese & grocery and refreshment beverages, partially offset by gains in biscuits & baked snacks and gum. Higher net pricing, net of the adjustment for extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Argentina, Mexico and Brazil.

Segment operating income decreased $31 million (19.9%), primarily due to higher raw material costs, unfavorable currency-related items, unfavorable volume/mix, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, costs incurred for the ERP Systems Implementation program and intangible asset impairment charges incurred in 2024. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs driven by productivity, lower remeasurement loss on net monetary position and lower acquisition integration costs.

Nine Months Ended September 30:

Net revenues increased $11 million (0.3%), due to higher net pricing (7.2 pp), partially offset by unfavorable impact of currency-related items (4.2 pp) and unfavorable volume/mix (2.7 pp). Higher net pricing, net of the adjustment for extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Argentina, Mexico and Brazil. Currency-related items were unfavorable, net of the adjustment for extreme pricing in Argentina, due to currency translation rate changes. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to several currencies in the region, primarily the Argentinean peso, Brazilian real and Chilean peso, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Colombian peso and Mexican peso. Unfavorable volume/mix reflected consumer softness, primarily in Mexico. Overall, unfavorable volume/mix was driven by declines in chocolate, candy, cheese & grocery and gum, partially offset by gains in refreshment beverages and biscuits & baked snacks.

Segment operating income decreased $3 million (0.7%), primarily due to higher raw material costs, unfavorable currency-related items, unfavorable volume/mix, higher advertising and consumer promotion costs, higher costs incurred for the Simplify to Grow Program, costs incurred for the ERP Systems Implementation program and intangible asset impairment charges incurred in 2024. These unfavorable items were mostly offset by higher net pricing, lower manufacturing costs driven by productivity and lower remeasurement loss on net monetary position.

AMEA

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$1,851	$1,791	$60	3.4%
Segment operating income	335	302	33	10.9%

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$5,388	$5,339	$49	0.9%
Segment operating income	1,036	869	167	19.2%

Three Months Ended September 30:

Net revenues increased $60 million (3.4%), due to higher net pricing (5.1 pp) and favorable volume/mix (0.7 pp), partially offset by unfavorable currency translation rate changes (2.4 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable volume/mix was driven by gains in biscuits & baked snacks and gum, partially offset by declines in refreshment beverages, cheese & grocery, candy and chocolate. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Nigerian naira, Egyptian pound and Indian rupee, partially offset by the strength of several currencies relative to the U.S. dollar, primarily the Australian dollar, Chinese yuan and South African rand.

Segment operating income increased $33 million (10.9%), primarily due to higher net pricing and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher advertising and consumer promotion costs, higher raw material costs, higher other selling, general and administrative expenses, unfavorable currency translation rate changes, unfavorable volume/mix, an intangible asset impairment charge incurred in 2024 and costs incurred for the ERP Systems Implementation program.

Nine Months Ended September 30:

Net revenues increased $49 million (0.9%), due to higher net pricing (5.8 pp), mostly offset by unfavorable currency translation rate changes (4.5 pp) and unfavorable volume/mix (0.4 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Nigerian naira, Egyptian pound, Chinese yuan, Indian rupee and Japanese yen. Overall, unfavorable volume/mix was impacted by geopolitical events in the Middle East and Southeast Asia. Unfavorable volume/mix was driven by declines in refreshment beverages, cheese & grocery, biscuits & baked snacks, chocolate and candy, partially offset by a gain in gum.

Segment operating income increased $167 million (19.2%), primarily due to higher net pricing and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency translation rate changes, unfavorable volume/mix, higher other selling, general and administrative expenses, an intangible asset impairment charge incurred in 2024 and costs incurred for the ERP Systems Implementation program.

Europe

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$3,323	$3,086	$237	7.7%
Segment operating income	605	494	111	22.5%

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$9,565	$9,319	$246	2.6%
Segment operating income	1,746	1,450	296	20.4%

Three Months Ended September 30:

Net revenues increased $237 million (7.7%), due to higher net pricing (7.6 pp), favorable currency translation rate changes (1.7 pp) and favorable volume/mix (0.5 pp), partially offset by the impact of divestitures (2.1 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories except cheese & grocery. Favorable currency translation rate changes reflected the strength of several currencies relative to the U.S. dollar, including the British pound sterling, euro, Russian ruble and Polish zloty, partially offset by the strength of the U.S. dollar relative to a few currencies across the region, primarily the Turkish lira and Ukrainian hryvnya. Overall, favorable volume/mix reflected improved product mix as volume trends rebounded from last quarter's customer price negotiation disruptions. Favorable volume/mix was driven by gains in cheese & grocery and gum, partially offset by declines in refreshment beverages, candy, chocolate and biscuits & baked snacks. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $60 million.

Segment operating income increased $111 million (22.5%), primarily due to higher net pricing, favorable volume/mix, favorable currency translation rate changes, lower other selling, general and administrative expenses, lower divestiture-related costs and lower costs incurred for the Simplify to Grow Program. These favorable items were partially offset by intangible asset impairment charges in 2024, higher manufacturing costs, lapping prior-year operating results from the developed market gum business divested in 2023, costs incurred for the ERP Systems Implementation program and higher fixed asset impairment charges.

Nine Months Ended September 30:

Net revenues increased $246 million (2.6%), due to higher net pricing (7.2 pp) and the impact from short-term distributor agreements (0.3 pp), partially offset by unfavorable volume/mix (2.1 pp), the impact of divestitures (2.0 pp) and unfavorable currency translation rate changes (0.8 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories except cheese & grocery. The short-term distributor agreement related to the October 1, 2023 sale of our developed market gum business added incremental net revenues of $25 million. Overall, unfavorable volume/mix reflected volume declines due to the impact from customer price negotiation disruptions in the second quarter, partially offset by favorable product mix. Unfavorable volume/mix was driven by declines in biscuits & baked snacks, chocolate, candy, refreshment beverages and gum, partially offset by a gain in cheese & grocery. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $174 million. Unfavorable currency translation rate changes reflected the strength of the U.S. dollar relative to several currencies across the region, including the Turkish lira and Russian ruble, partially offset by the strength of a few currencies relative to the U.S. dollar, including the British pound sterling, Polish zloty and euro.

Segment operating income increased $296 million (20.4%), primarily due to higher net pricing, lower divestiture-related costs, lower remeasurement loss on net monetary position and lower acquisition integration costs. These favorable items were partially offset by intangible asset impairment charges in 2024, higher other selling, general and administrative expenses, lapping prior-year operating results from the developed market gum business divested in 2023, higher advertising and consumer promotion costs, unfavorable volume/mix, higher manufacturing costs, higher costs incurred for the Simplify to Grow Program, higher fixed asset impairment costs, unfavorable currency translation rate changes, costs incurred for the ERP Systems Implementation program and higher raw material costs.

North America

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$2,826	$2,847	$(21)	(0.7)%
Segment operating income	918	532	386	72.6%

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$8,129	$8,300	$(171)	(2.1)%
Segment operating income	2,012	1,678	334	19.9%

Three Months Ended September 30:

Net revenues decreased $21 million (0.7%), due to the impact of divestitures (4.3 pp) and unfavorable currency translation rate changes (0.1 pp), partially offset by higher net pricing (2.0 pp) and favorable volume/mix (1.7 pp). The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $119 million. Overall, favorable volume/mix reflected improved volume trends due to increased consumer demand in the U.S. Favorable volume/mix was driven by gains in biscuits & baked snacks, candy and chocolate. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories.

Segment operating income increased $386 million (72.6%), primarily due to a favorable contingent consideration adjustment related to Clif Bar as well as lower acquisition integration costs, higher net pricing, lapping prior-year intangible asset impairment charges, lower manufacturing costs due to productivity and favorable volume/mix. These favorable items were partially offset by lapping prior-year operating results from the developed market gum business divested in 2023, higher raw material costs and costs incurred for the ERP Systems Implementation program.

Nine Months Ended September 30:

Net revenues decreased $171 million (2.1%), due to the impact of divestitures (3.8 pp), unfavorable volume/mix (0.5 pp) and unfavorable currency translation rate changes (0.1 pp), partially offset by higher net pricing (2.3 pp). The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $309 million. Overall, unfavorable volume/mix reflected consumer softness in the U.S in the first half of 2024 though volume trends have improved in the third quarter of the year. Unfavorable volume/mix was driven by declines in biscuits & baked snacks and candy, partially offset by a gain in chocolate. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to the Canadian dollar. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories.

Segment operating income increased $334 million (19.9%), primarily due to a favorable contingent consideration adjustment related to Clif Bar as well as lower acquisition integration costs, higher net pricing, lower manufacturing costs due to productivity, lapping prior-year intangible asset impairment charges, lower other selling, general and administrative expenses, lower divestiture-related costs and lower fixed asset impairment charges. These favorable items were partially offset by lapping prior-year operating results from the developed market gum business divested in 2023, higher raw material costs, higher advertising and consumer promotion costs, unfavorable volume/mix and costs incurred for the ERP Systems Implementation program.

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash provided by/(used in):
Operating activities	$3,451	$3,150
Investing activities	(1,170)	1,786
Financing activities	(2,558)	(5,074)

Net Cash Provided by Operating Activities
The increase in net cash provided by operating activities was primarily due to an increase in cash-basis net earnings, largely due to operating gains, partially offset by unfavorable year-over-year working capital movements, including the payment of the European Commission matter. Refer to Note 12, Commitments and Contingencies for additional information.

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

Net Cash Used in Financing Activities
The decrease in cash used in financing activities was primarily due to higher debt proceeds combined with lower debt repayments, partially offset by higher share repurchases and higher dividends paid in the first nine months of 2024 compared to the same prior year period.

Dividends
We paid dividends of $1,722 million in the first nine months of 2024 and $1,581 million in the first nine months of 2023. The third quarter 2024 dividend of $0.470 per share, declared on July 30, 2024 for shareholders of record as of September 30, 2024, was paid on October 14, 2024. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

We anticipate that the 2024 distributions will be characterized as dividends under U.S. federal income tax rules. The final determination will be made on an IRS Form 1099–DIV issued in early 2025.

Guarantees
As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of September 30, 2024 and December 31, 2023, we had no material third-party guarantees recorded on our condensed consolidated balance sheet. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet our short-term working capital or other financing needs.

At its July 2024 meeting, our Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization of $2 billion. As of September 30, 2024, $1.5 billion of the long-term financing authorization remained available.

Our total debt was $19.8 billion as of September 30, 2024 and $19.4 billion as of December 31, 2023. Our debt-to-capitalization ratio was 0.42 at September 30, 2024 and 0.41 at December 31, 2023. At September 30, 2024, the weighted-average term of our outstanding long-term debt was 7.9 years. Our average daily commercial paper borrowings outstanding were $1.0 billion in the first nine months of 2024 and $2.7 billion in the first nine months of 2023.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 72.8% (or $19.5 billion) of the $26.8 billion of consolidated net revenue for the nine months ended September 30, 2024. The operations held by MIHN represented approximately 82.8% (or $23.1 billion) of the $27.9 billion of net assets as of September 30, 2024.

Refer to Note 8, Debt and Borrowing Arrangements, for additional information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first nine months of 2024, the primary drivers of the increase in our aggregate commodity costs were higher cocoa, sugar, nuts, and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower energy, dairy, edible oils, grains and packaging costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

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

During the first nine months of 2024, price volatility and the higher aggregate cost environment increased due to international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, we expect to face higher cocoa costs in the near- and medium-term due to these factors. For example, the market price for cocoa beans on the Intercontinental Exchange in London was 79% higher on the last trading day of the third quarter of 2024 compared to the same day in the third quarter of 2023 and it is likely that prices will remain elevated for some time. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant impact on our profitability.

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
•the outcome and effects on us of legal and tax proceedings and government investigations;
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
(14)In the fourth quarter of 2022, we began to exclude the impact from the European Commission legal matter. In November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. As of December 31. 2022, we recorded an estimate of the possible cost to resolve this matter. We have cooperated with the investigation and have reached a negotiated resolution to this matter. We subsequently adjusted our accrual accordingly and fulfilled our payment obligation in August 2024. Due to the unique nature of this matter, we believe it to be infrequent and unusual and therefore exclude it to better facilitate comparisons of our underlying operating performance across periods. Refer to Note 12, Commitments and Contingencies, for additional information.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2024. There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2024 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2024	1,633,585	$66.12	1,626,064	$3,266
August 1-31, 2024	3,537	66.19	600	3,266
September 1-30, 2024	694	72.05	—	3,266
For the Quarter Ended September 30, 2024	1,637,816	$66.12	1,626,664

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 7,521 shares, 2,937 shares and 694 shares for the fiscal months of July, August and September 2024, respectively.
(2)Dollar values stated in millions. Effective January 1, 2023, our Board of Directors authorized a program for the repurchase of $6.0 billion of our Common Stock through December 31, 2025, excluding excise tax. During the year ended December 31, 2023, we repurchased approximately $1.6 billion of Common Stock pursuant to this authorization. During the nine months ended September 30, 2024, we repurchased $1.2 billion, and as of September 30, 2024, we had approximately $3.2 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
(3)Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of equity.

Item 5. Other Information.

(c) Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, no such plans or other arrangements were adopted or terminated.

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
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

October 29, 2024

