Form 10-K
period 2024-12-31
Mondelez International, Inc.
filed 2025-02-05
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2024, was $87.4 billion. At January 31, 2025, there were 1,293,525,167 shares of the registrant’s Class A Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 21, 2025 are incorporated by reference into Part III hereof.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control and are amplified by current and potential trade and tariff actions affecting the countries where we operate. Important factors that could cause our actual results or performance to differ materially from those contained in or implied by our forward-looking statements include, but are not limited to, the following:

•weakness in macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions by governments in response to inflation) and the instability of certain financial institutions;
•risks from operating globally including geopolitical, trade, tariff and regulatory uncertainties affecting developed and emerging markets;
•volatility of cocoa and other commodity input costs, our ability to effectively hedge such costs and the availability of commodities;
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
•our ability to identify, complete, manage and realize the full extent of the benefits, cost savings, efficiencies and/or synergies presented by strategic acquisitions and other transactions as well as other strategic initiatives, such as our ERP System Implementation program;
•our investments and our ownership interests in those investments;
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

•volatility of and access to capital or other markets, interest rates, the effectiveness of our cash management programs and our liquidity;
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

PART I
Item 1. Business.

General

Mondelēz International’s purpose is to empower people to snack right. We sell our products in over 150 countries around the world. We are one of the world’s largest snack companies with global net revenues of $36.4 billion and net earnings of $4.6 billion in 2024. Our core business is making and selling chocolate, biscuits and baked snacks. We also have additional businesses in adjacent, locally relevant categories including gum & candy, cheese & grocery and powdered beverages. Our portfolio includes iconic global and local brands such as Oreo, Ritz, LU, Clif Bar and Tate’s Bake Shop biscuits and baked snacks, as well as Cadbury Dairy Milk, Milka and Toblerone chocolate.

We strive to create a positive impact on the world and communities in which we operate while driving business performance. Our goal is to lead the future of snacking around the world by offering the right snack, for the right moment, made the right way. We aim to deliver a broad range of delicious, high-quality snacks that nourish life’s moments, made with sustainable ingredients and packaging.

Strategy

We aim to be the global leader in snacking by focusing on growth, execution, culture and sustainability. We are optimizing our portfolio of leading brands and have refined our strategy to accelerate growth, prioritizing our fast-growing core categories of chocolate, biscuits and baked snacks. Our strategic plan builds on our strong foundations, including leadership in attractive categories, an attractive global footprint, a strong core of iconic global and local brands, marketing, sales, distribution and cost excellence capabilities and top talent with a growth mindset.

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

•Drive operational excellence. Our operational excellence and continuous improvement plans include a special focus on the consumer-facing areas of our business and optimizing our sales, marketing and customer service efforts. To drive productivity gains and cost improvements across our business, we also plan to continue leveraging our global shared services platform, driving greater efficiencies in our supply chain informed by a consumer-centric approach and applying strong cost discipline across our operations. We expect the improvements and efficiencies we drive will fuel our growth and continue to expand profit dollars. We are also focused on boosting digital commerce and on our digital transformation program that will help us to meet consumer demand and generate incremental sales opportunities.

•Build a winning growth culture. To support the acceleration of our growth, we are becoming more agile, digital and local-consumer focused. We are committed to investing in a diverse and talented workforce that helps our business move forward with greater speed and agility along with future-forward growth capabilities. We empower our local teams to innovate and deliver consumers’ snacking needs while continuing to leverage our global scale to efficiently support our growth strategy. We have given our local teams more autonomy to drive commercial and innovation plans as they are closer to the needs and desires of consumers. We will continue to leverage the efficiency and scale of our regional operating units while empowering our local and commercial operations to respond faster to changing consumer preferences and capitalize on growth opportunities. We believe our efforts to continue advancing a winning growth culture will help drive profitable top-line growth.

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

Global Operations

We sell our products in over 150 countries and have operations in approximately 80 countries, including 147 principal manufacturing and processing facilities across 46 countries. The portion of our net revenues generated outside the United States was 74.0% in 2024, 73.4% in 2023 and 73.6% in 2022. For more information on our U.S. and non-U.S. operations, refer to Note 18, Segment Reporting; on our manufacturing and other facilities, refer to Item 2, Properties; and on risks related to our operations outside the United States, see Item 1A, Risk Factors.

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

Customers

We generally sell our products to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. We also sell products directly to businesses and consumers through various pure play e-retail platforms, retailer digital platforms, our direct-to-consumer websites and social media platforms. No single customer accounted for 10% or more of our net revenues from continuing operations in 2024. For a discussion of long-term demographics, consumer trends and demand, refer to our Financial Outlook within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Research, Development and Innovation

Our innovation and new product development objectives include continuous improvement in food safety and quality, growth through new products, superior consumer satisfaction and reduced production costs. We have established a robust framework for innovation to drive a technology pipeline supporting the creation of new product bundles across short-, medium- and long-term horizons. These bundles enhance our portfolio to address evolving consumer preferences and market trends, nutritional needs as well as reduce our environmental impact. We work to test and learn new ideas and implement successful ones into other areas of our business. To drive growth, creativity, greater effectiveness, improved efficiency and accelerated project delivery, we are focusing our technical research and development resources at technical centers around the globe.

Mindful snacking and sustainability are a significant focus of our current research and development initiatives. We work to introduce new varieties of our core products, including new taste or nutrition profiles that cater to evolving consumer preferences, such as the launch in the UK of Cadbury Dairy Milk & MORE, a multi-dimensional tablet designed to deliver a richer, more indulgent eating experience, zero-sugar Oreo’s in China and reduced sugar candies under The Natural Confectionary Company brand in Australia. We continue to expand our portfolio of cakes and pastries in new markets and with updated formats including Milka brownies and Oreo cakes.

We also have a dedicated innovation and venture hub, SnackFutures, specifically tailored to leverage emerging consumer trends and growth opportunities in mindful snacking. The core objectives of this group are aligned with three key strategic areas: invent new brands and businesses, invest in early-stage entrepreneurs and amplify SnackFutures’ influence through the CoLab start-up engagement and mentoring programs built to equip start-ups with essential tools, technologies and expertise that can help them learn, grow and succeed.

Competition

We operate in highly competitive markets that are comprised of global, regional and local competitors, including new start-up brands and businesses. Some competitors have different profit objectives and investment time horizons than we do and therefore may approach pricing and promotional decisions differently. We compete based on product quality, brand recognition and loyalty, service, product innovation, taste, convenience, nutritional value, the ability to identify and satisfy consumer preferences, effectiveness of our digital and other sales and marketing strategies, routes to market and distribution networks, promotional activities and price. Our advantaged global footprint, operating scale and portfolio of brands have all significantly contributed to building our market-leading positions across most of the product categories in which we sell. To grow and maintain our market positions, we focus on meeting consumer needs and preferences through a local-first commercial focus with a broad array of product formats, pack sizes and price points, new digital and other sales and marketing initiatives, product innovation and high standards of product quality. We also continue to optimize our manufacturing and supply chain networks and invest in our brands through ongoing research and development, advertising, marketing and consumer promotions.

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

A number of external factors such as the current macroeconomic environment, including global inflation and the effects of geopolitical uncertainty, climate and weather conditions, trade and regulatory uncertainty, commodity, transportation and labor market conditions, supply chain disruptions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs.

For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Commodity Trends.

Human Capital

We believe the strength of our workforce is one of the significant contributors to our success as a purpose-led, global company. All our employees contribute to our success and help us drive strong financial performance. Attracting, developing and retaining global talent with the right skills to drive our business is central to our purpose, mission and long-term growth strategy.

Workforce Profile: At December 31, 2024, we had approximately 90,000 employees. At December 31, 2024, we had approximately 12,000 U.S. employees and approximately 78,000 employees outside the United States, with employees represented by labor unions or workers’ councils representing approximately 20% of our U.S. employees and approximately 60% of our employees outside the United States.

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

Talent Management and Development: Maintaining a robust pipeline of talent is crucial to our ongoing success and to our succession planning efforts across the organization. Our leadership and people teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development.

Specifically, we review strategic positions regularly and identify potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We believe in supporting a healthy balance between development and advancement of internal talent and infusion of new talent and capabilities to enhance our teams.

We invest in our employees through training and development programs, on the job experiences, coaching, as well as tuition reimbursement, for a majority of our employees in the United States to promote continued professional growth. We provide access to technical and leadership development programs to enable colleagues to grow skills and capabilities to become more successful. We also have dedicated talent programs that support and accelerate leadership development and strengthen our succession plans. We have expanded and increased global participation in our Talent Marketplace, a development solution that helps connect employees to short-term ‘gig’ opportunities. Additionally, coaching, mentoring and team-based development solutions are provided to colleagues across all levels to support leadership, team effectiveness and performance.

Culture and Employee Engagement: We believe that a diverse workforce with a range of experiences and perspectives is a significant driver of sustainable innovation and growth. We continue to focus on creating an inclusive culture for employees, providing all employees with opportunities through our development programs and policies. We believe a culture where employees feel heard and managers take action is key to building a highly-engaged workforce that can deliver sustainable business growth. We conduct confidential engagement surveys of our global workforce annually that are administered and analyzed by an independent third party. Aggregate survey results include external benchmark comparisons and are reviewed by executive officers and the Board of Directors. Based on the results, we create action plans at global, regional, functional and managerial levels. By acting on results both at an aggregate enterprise level and a department/business/work group level, we have been able to enhance our culture and improve our overall engagement.

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

We also continue to evolve our programs to meet our employees’ health and wellness needs. We provide access to medical and welfare benefits and offer programs to all employees that support work-life balance, including paid parental leave, as well as financial, physical and mental health resources, including employee assistance programs that reach all global colleagues.

We are committed to equal pay for equal work, regardless of gender, race, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors such as an employee’s role and experience, job location and performance. We also regularly review our compensation practices to promote fair and equitable pay.

With the support of an independent third-party expert in this field, we conduct global pay equity reviews for salaried employees based on gender and, in the United States, race (as permitted by local country law). Our last global analysis in 2024 encompassed 82 countries and over 36,000 employees. From this analysis, our pay gap between male and female employees was less than 1% when performing substantially similar work at Mondelēz. In the United States, we also review pay for salaried employees in the same pay grade by race/ethnicity (Asian, Black and Hispanic). The 2024 independent analysis found no systemic issues and no negative pay gap between non-white and white employees when performing substantially similar work at Mondelēz.

Sustainability and Mindful Snacking

Snacking Made Right is the lens through which we determine our ESG priorities to deliver on our mission of leading the future of snacking by offering the right snack, for the right moment, made the right way. We have a clear strategic approach to making snacking right, so we can drive innovative, more sustainable business growth.

We focus in key areas where we believe we can deliver greater long-term positive impact. Our strategy and goals in these key focus areas are central to supporting our growth around the world and underpinned by our focus on promoting a culture of safety, quality and inclusivity. Our goals include more sustainable sourcing of key ingredients, reducing our environmental footprint, promoting the rights of people across our value chain, and evolving our portfolio to offer a broader range of high-quality snacks addressing consumer needs while encouraging consumers to snack mindfully. In 2024, we made progress against these goals, such as receiving validation for our 2030 near-

term and 2050 long-term Net Zero goal from the Science Based Targets Initiative and continuing to increase the ratio of renewable energy used within several of our owned manufacturing facilities across the world.

The Governance, Membership and Sustainability Committee of our Board of Directors oversees our ESG policies and programs related to corporate citizenship, social responsibility, and public policy issues significant to us such as sustainability and environmental responsibility; food labeling, marketing and packaging; philanthropic and political activities and contributions; and Board of Directors’ ESG education and capabilities. The People and Compensation Committee of our Board of Directors oversees our human capital priorities, as well as workplace safety and employee wellness, pay equity, talent sourcing strategies, talent management and development programs and KPIs for incentive plans. The Audit Committee of our Board of Directors oversees our safety priorities, goals and performance, as well as our ESG-related disclosure in SEC filings, including controls and assurance. Our ESG goals are part of our risk and strategic planning processes and are also embedded across our organization and within our annual incentive compensation program for our leadership. Business leadership teams and our Board of Directors regularly review progress toward these programs and priorities.

We discuss our ESG goals and programs in detail in our annual Snacking Made Right report available on our website. We also publish an ESG disclosure data sheet and are aligned with the Sustainability Accounting Standards Board and Task Force on Climate-related Financial Disclosures reporting frameworks. We also provide our annual CDP Climate Change, Water Security and Forests disclosure.

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

Regulation

Our food products and ingredients are subject to local, national and multinational laws and regulations related to labeling, health and nutrition claims, packaging, pricing, marketing and advertising, and related areas. In addition, various jurisdictions regulate our operations by licensing and inspecting our manufacturing plants and facilities, enforcing standards for select food products, grading food products, and regulating trade practices related to the sale and pricing of our food products. Many of the food commodities we use in our operations are subject to government agricultural policy and intervention. These policies have substantial effects on prices and supplies and are subject to periodic governmental and administrative review. In addition, increased attention to environmental and social issues in industry supply chains has led to the development of differences in government rules across jurisdictions. The lack of a harmonized approach can lead to uneven scrutiny or enforcement, which can impact our operations.

Examples of laws and regulations that affect our business include, without limitation, workplace safety regulations; selective food taxes; data privacy and cybersecurity; ingredients, products, processing or other food-related restrictions, labeling requirements such as front-of-pack labeling based on nutrient profiles or environmental claims; sales or media and marketing restrictions such as those on promotions or advertising products with specified nutrient profiles on certain channels or platforms or during certain hours of the day; sanctions; export controls on sales or sourcing of raw materials; cross-border trade concessions or border barriers; corporate tax policies of the United States and other countries; and packaging taxes. In addition, many Member States in the European Union have implemented extended producer responsibility (“EPR”) policies as part of national packaging waste policies that make manufacturers responsible for the cost of recycling food and beverage packaging after consumers use it. These range from mandatory regulations to voluntary agreements between government and industry to voluntary industry initiatives. In addition, the European Union has adopted its Packaging and Packaging Waste Directive. EPR policies are being implemented or contemplated in other jurisdictions around the world, including India, Vietnam and certain states in the United States. Single-use plastic bans or plastic taxes are being implemented or considered in Europe as well as countries in Southeast Asia.

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

We continue to monitor developments in laws and regulations. Also refer to Item 1A, Risk Factors for additional information.

Information about our Executive Officers

The following are our executive officers as of February 5, 2025:

Name	Age	Title
Dirk Van de Put	64	Chief Executive Officer
Luca Zaramella	55	Executive Vice President and Chief Financial Officer
Vinzenz P. Gruber	59	Executive Vice President and President, Europe
Deepak D. Iyer	57	Executive Vice President and President, Asia Pacific, Middle East and Africa
Stephanie Lilak	58	Executive Vice President and Chief People Officer
Mariano C. Lozano	58	Executive Vice President and President, Latin America
Martin Renaud	57	Executive Vice President , Chief Marketing and Sales Officer
Laura Stein	63	Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary
Gustavo C. Valle	60	Executive Vice President and President, North America

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

Mr. Lozano became Executive Vice President and President, Latin America in May 2022. He previously served as CEO of Danone North America, a business unit of Danone SA, a global food and beverage company, from January 2014 until April 2017 and CEO Danone North America from September 2017 until December 2022. Mr. Lozano spent more than 24 years at Danone in various leadership roles across Latin America including President, Danone Brazil.

Mr. Renaud became Executive Vice President and Chief Marketing & Sales Officer in February 2022 and served as Executive Vice President and Chief Marketing Officer from January 2018 until February 2022. Prior to joining

Mondelēz International, Mr. Renaud spend more than 28 years at Danone SA, a global food and beverage company, in a variety of roles with increasing responsibility. Most recently, he served as President, Fresh Dairy Europe, from January 2015 to July 2017 after working as Vice President Danone Waters Asia Pacific, from October 2014 to December 2014.

Ms. Stein became Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary in September 2023 and was Executive Vice President, Corporate & Legal Affairs and General Counsel from January 2021 until September 2023. Before joining Mondelēz International, Ms. Stein spent 16 years at The Clorox Company, a multinational manufacturer and marketer of consumer and professional products, most recently as Executive Vice President – General Counsel and Corporate Affairs from February 2016 to December 2020. She also served as Executive Vice President – General Counsel from February 2015 to February 2016 and as Senior Vice President – General Counsel from January 2005 to February 2015.

Mr. Valle became Executive Vice President and President, North America in March 2022 and was Executive Vice President and President, Latin America from February 2020 to February 2022. Before joining Mondelēz International, Mr. Valle served as Chief Executive Officer of Axia Plus, LLC, a management consulting firm, from February 2018 to January 2020. Prior to that he spent more than 20 years at Danone SA, a global food and beverage company, in a variety of leadership positions, most recently as Executive Vice President, Dairy Division Worldwide, from January 2015 to January 2018, and Vice President Dairy Division Europe, from January 2014 until December 2014.

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

Item 1A. Risk Factors.

You should carefully read the following discussion of significant factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The events and consequences discussed in these risk factors could materially and adversely affect our business, operating results, liquidity and financial condition. While we believe we have identified and discussed below the key risk factors affecting our business, these risk factors do not identify all the risks we face, and there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may have a material adverse effect on our business, performance or financial condition in the future. In addition to the effects of current and potential trade and tariff policies and resulting global impacts on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from these policies may give rise to or amplify many of these risks discussed below.

Strategic and Operational Risks

Commodity and other input prices are volatile and may increase or decrease significantly or availability of commodities may become constrained.

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, edible oils, sugar and other sweeteners, flavoring agents and nuts. In addition, we purchase and use significant quantities of product packaging materials, natural gas, fuel and electricity for our factories and warehouses, and we also incur expenses in connection with labor and the transportation and delivery of our products. Costs of raw materials, energy and other supplies and services are volatile and fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources; tariffs or other trade barriers; currency fluctuations; geopolitical conditions or conflicts (including the ongoing war in Ukraine and international sanctions imposed on Russia for its invasion of Ukraine, conflicts in the Middle East and rising tensions between China and Taiwan); inflationary pressures related to domestic and global economic conditions or supply chain issues; transportation and labor disruptions; government intervention to introduce living income premiums or similar requirements; changes in environmental or trade policy and regulations, alternative energy and agricultural programs; severe weather; agricultural productivity; crop disease or pests; water risk; health pandemics; forest fires and other natural disasters; acts of terrorism; geopolitical regional conflicts; cybersecurity incidents; supplier capacity; and consumer or industrial demand. During 2024, price volatility and higher aggregate costs were driven by a confluence of factors: disrupted international supply chains, labor market challenges, soaring commodity prices (especially for cocoa beans) and increased transportation and labor costs. For additional information, see Item 7, Commodity Trends.

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

Our efforts to monitor our exposure to commodity prices and hedge against price increases cannot fully protect us from changes in input costs, including due to factors like changing import duties and tariffs, market illiquidity, specific local regulations and downstream costs. Thus, our hedging strategies have not always protected and will not in the future always protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase or changes in the types of commodities we purchase as we continue to evolve our product and packaging portfolio could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products, including increases to cover inflation and higher input, packaging and transportation costs, may result in lower sales volumes or customer delistings, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply or availability of key commodities and necessary services like transportation may limit our ability to grow our net revenues and earnings. If our mitigation activities are not effective, if we are unable to price to cover increased costs (including if we are delayed in our ability to raise prices or unable to raise the prices of our products enough to keep up with the rate of inflation), if we must reduce our prices, if increased prices affect demand for our products (including if consumers forego purchasing certain of our products or switch to “private label” or lower-priced product offerings), or if we are limited by supply or distribution constraints, our financial condition, results of operations, cash flows and stock price can be materially adversely affected.

We are subject to risks from operating globally, including potential cost impacts of any tariffs that may be enacted by governments as well as other trade and regulatory uncertainty.

We are a global company and generated 74.0% of our 2024 net revenues, 73.4% of our 2023 net revenues and 73.6% of our 2022 net revenues outside the United States. We market our products in over 150 countries and have operations in approximately 80 countries. Therefore, we are subject to risks inherent in global operations. Those risks include:
•the imposition of increased or new tariffs, sanctions, export controls, quotas, trade barriers, price floors or similar restrictions on our sales or key commodities like cocoa, potential changes in U.S. trade programs and trade relations with other countries, or regulations, taxes or policies that affect our operations, sales or profitability. Also see “We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and/or other foreign governments”;
•changing macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions by governments in response to inflation), volatile commodity prices, the ongoing longer-term impact of changes in international trade policies (including Brexit) and increases in the cost of raw and packaging materials, labor, energy and transportation;
•compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”);
•compliance with antitrust and competition laws, trade laws, data privacy laws, anti-bribery laws, human rights laws, new regulations intended to address increasing global concerns around forced labor, and a variety of other local, national and multinational regulations and laws in multiple regimes;
•currency devaluations or fluctuations in currency values, including in developed and emerging markets. This includes events like applying highly inflationary accounting as we did for our Argentinean subsidiaries beginning in the third quarter of 2018, Türkiye beginning in the second quarter of 2022 and both Egypt and Nigeria beginning in the fourth quarter of 2024;
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

In addition, increased political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, government shutdowns, product boycotts, travel or immigration restrictions, tariffs and other trade restrictions, public health risks or pandemics, energy policy or restrictions, public corruption, expropriation and other economic or political uncertainties, including inaccuracies in our assumptions about these factors, could interrupt and negatively affect our business operations or customer demand. For example, the ongoing conflicts in the Middle East could impact demand for our products or result in increased supply chain costs or other cost impacts. High unemployment or the slowdown in economic growth in some markets could constrain consumer spending. Declining consumer purchasing power could result in loss of market share and adversely impact our profitability. The nature and degree of the various risks we face can also differ significantly among our regions and businesses.

All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition, results of operations, cash flows, stock price, and our relationships with customers, suppliers and employees in the short- or long-term.

We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and/or other foreign governments.

Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, could require us to change the way we conduct business and adversely affect our financial condition, results of operations, reputation and our relationships with customers, suppliers and employees in the short- or long-term. Likewise, changes in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business.

As an example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. These actions are expected to result in retaliatory measures on U.S. goods. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business and would affect our revenue and cost of goods sold. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. For additional information, see Financial Outlook – Trade and Regulatory Uncertainty under Management's Discussion and Analysis of Financial Condition and Results of Operations.

The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.

The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations (as discussed below in Recent Developments and Significant Items Affecting Comparability – War in Ukraine under Management’s Discussion and Analysis of Financial Condition and Results of Operations). The scope and duration of the war in Ukraine is uncertain and rapidly changing, and we are unable to predict the full extent to which the war in Ukraine will impact our business operations, financial performance, results of operations and stock price in the future. We have discontinued new capital investments and suspended our advertising spending in Russia. As the business and geopolitical environment continues to change, our operations and activity in Russia, which accounted for 2.9% of 2024 consolidated net revenues, or Ukraine, which accounted for 0.4% of 2024 consolidated net revenues, may decline or be further scaled back. International sanctions, export controls and other measures, including restrictions on the transfer of funds to and from Russia, that have been imposed on Russian entities make it more difficult to operate in Russia, and failure to comply with applicable sanctions and measures could subject us to regulatory penalties and reputational risk. The war could also result in the temporary or permanent loss of assets due to expropriation or further curtailment of our ability to conduct business operations in Russia, and our Russian assets may become partially or fully impaired or our operations may be deconsolidated in future periods, or our business operations terminated, based on actions taken by Russia, other parties or us. In addition, our operations may be subject to increased disruptions to our information systems, including through network failures, malicious or disruptive software or cyberattacks by hackers, criminal groups or nation-state organizations. There is a possibility of loss of life and physical damage and destruction of property. We may not be able to operate in certain areas due to damage and safety concerns. We might also face questions or negative scrutiny from stakeholders about our operations in Russia despite our role as a food company and our public statements about Ukraine and Russia.

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

These and other impacts of the war in Ukraine could have the effect of heightening many of the other risks described in the risk factors presented in this filing, including those relating to our reputation, brands, product sales, sanctions, trade relations in countries in which we operate, input price inflation and volatility, results of operations and financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near-

or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the scope and duration of the war and actions taken by parties other than us to respond to them. Any of these disruptions could have a negative impact on our business operations, financial performance, results of operations and stock price, and this impact could be material. Additionally, the war in Ukraine, or related developments in Russia, Europe or elsewhere, may also materially adversely affect our operating results and financial position in a manner that is not currently known to us or that we do not currently consider to be a significant risk.

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

Competitor and customer pressures require that we timely and effectively respond to changes in relevant markets, including changes to distribution channels and technological developments. These pressures could affect our prices, including our ability to price in response to commodity and other cost increases. Our ability to succeed depends on our ability to adapt to changing market conditions, which includes identifying and responding to new or developing trends, technological advancements (including advancements such as artificial intelligence, machine learning and augmented reality) which are increasingly important for understanding evolving consumer preferences. Our ability to adjust distribution methods and pricing, including adapting to fluctuating inflation, new or increased tariffs and/or trade barriers, economic conditions and recessions, as well as implementing effective trade incentives is also critical to advancing our priorities. Failure in these areas could negatively impact availability of or demand for our products, our operating results, achievement of our strategic and financial goals and our ability to capitalize on new revenue or value-producing opportunities.

The rapid growth of some channels, such as discounters and digital commerce, may impact our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. We may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to maintain or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our digital commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts, which could materially and adversely affect our product sales, financial condition, results of operations and cash flows. We will be disadvantaged if we are not able to effectively leverage developing online channels such as direct-to-consumer and electronic business-to-business commerce. New distribution channels, as well as growing opportunities to utilize external manufacturers, lower the barriers to entry and allow smaller competitors to gain market share more effectively. Additionally, if we adjust pricing but cannot maintain or increase sales volumes, or our labor or other costs increase but we cannot increase prices to offset those changes, our financial condition and results of operations will suffer.

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

During 2024, we continued to operate under our strategy to drive long-term growth by focusing on four strategic priorities: accelerating consumer-centric growth, driving operational excellence, creating a winning growth culture and scaling sustainable snacking. If our strategy is not effective, we fail to achieve our goals and objectives or identify or prioritize the areas most important to achieving our goals, or we fail to effectively operate under our strategy in a way that minimizes disruptions to our business, it could materially and adversely affect our financial condition, results of operations, cash flows and stock price.

Promoting and protecting our reputation and brand image is essential to our business success.

Our success depends on our ability to maintain and enhance our brands, expand to new geographies and new distribution platforms such as digital commerce, and evolve our portfolio with new product offerings that meet consumer needs and expectations.

We seek to strengthen our brands through investments in our product quality, product renovation, innovation and marketing investments, including consumer-relevant advertising, digital communication and consumer promotions. Actual or perceived failure to effectively address the continuing global focus on well-being, including changing consumer acceptance of certain ingredients, industrial manufacturing and processing, nutritional expectations of our products, the sustainability of our ingredients, our supply chain (including human rights and animal welfare issues) and our packaging (including plastic packaging and its ability to be recycled and other environmental impacts) could adversely affect our brands. Increased negative attention from the media, academics and online influencers, governments, shareholders and other stakeholders in these areas as well as on the role of food marketing, our response to political and social issues or catastrophic events, and other environmental, social, human capital or governance practices could adversely affect our brand image. Undue caution or our failure to react timely in addressing these challenges and trends could weaken our competitive position. Such pressures could also lead to stricter regulations, industry self-regulation that is unevenly adopted among companies, increased transparency in public disclosures, and increased focus on food and snacking, including marketing and labeling practices. Increasing and disparate legal or regulatory restrictions on our labeling, advertising and consumer promotions, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. This includes regulations such as front-of-pack labeling and selective food taxes in multiple jurisdictions as well as age-based restrictions on sales of products with certain nutritional profiles. For example, in the United Kingdom, a ban on specific types of TV and online advertising of food containing levels of fat, sugar or salt above specified thresholds is expected to go into effect in October 2025, and new measures restricting certain promotions and in-store placement of some of those products recently went into effect. Moreover, adverse publicity, regulatory developments or legal action against us, our employees, licensees, or other actors in our supply chain related to product quality and safety, where and how we manufacture our products, environmental concerns including climate change and waste management, human and workplace rights across our supply chain, alleged health implications of certain food products or processing methods, labor relations, or antitrust, anti-bribery and anti-corruption compliance could damage our reputation and brand health. Such actions could undermine our customers’ and shareholders’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations. Our product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations, could also subject us to negative publicity.

In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on established and emerging social media and online platforms, digital and mobile dissemination of marketing and advertising campaigns, targeted marketing and the increasing accessibility and speed of dissemination of information. A variety of legal and regulatory restrictions as well as our own policies and participation in industry self-regulation initiatives limit how and to whom we market our products. These restrictions may limit our brand renovation, innovation, marketing and promotion plans, particularly as social media and the communications environment continue to evolve. The social media platforms we use to market our products may change their marketing rules or algorithms or may fall out of favor with certain consumer groups, and we may fail to effectively adapt our marketing strategies or may decide to no longer utilize certain platforms for marketing. We might also fail to sufficiently evolve our digital marketing efforts to effectively utilize consumer data. Negative posts or comments about Mondelēz International, our brands or our employees on social media or web sites (whether factual or not) or security breaches related to the use of our social media accounts and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. Placement of our advertisements in social media may also result in damage to our brands if the media itself experiences negative publicity. Our brands may be associated with or appear alongside harmful content including outputs from generative artificial intelligence models, before these platforms or our own social media monitoring can detect this risk to our brand. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brands, our marketing efforts might not achieve desired results and we might be required to recognize impairment charges on our brands or related intangible assets or goodwill. Third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. When consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. Third parties might also improperly use our brands as part of phishing or other scams, which could negatively affect our brand image. Failure to successfully maintain and enhance our reputation and brand health could materially and adversely affect our company and product brands as well as our product sales, financial condition, results of operations, cash flows and stock price.

We must correctly predict, identify, interpret and meet changes in consumer preferences and demand and offer new and improved products that meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify, interpret and meet the tastes, dietary habits, packaging, sales channel and other preferences of consumers around the world and to offer products that appeal to these preferences in the places and ways consumers want to shop. There may be further shifts in the relative size of shopping channels in addition to the increasing role of digital commerce for consumers. Our success relies upon managing this complexity to promote and bring our products to consumers effectively. Weak economic conditions, recessions, inflation, new or increased tariffs, and/or trade barriers, equity market volatility or other factors, such as global or local pandemics, severe or unusual weather events, and our response to political and social issues or catastrophic events, may affect consumer preferences and demand in ways that are hard to predict. Failure to offer, effectively promote and deliver products that appeal to consumers or to correctly judge consumer demand for our products will impact our ability to meet our growth targets, and our sales and market share could decrease and our profitability could suffer.

We must distinguish between short-term fads and trends and long-term changes in consumer preferences. Our sales can be adversely affected when we do not accurately predict which shifts in consumer preferences or category trends will be long-term or we fail to introduce new and improved products to satisfy changing preferences. In addition, because of our varied and geographically diverse consumer base, we must be responsive to local consumer needs, including with respect to when and how consumers snack and their desire for premium or value offerings. We must also provide an array of product formats, pack sizes and price points that satisfy the broad spectrum of consumer preferences and use marketing and advertising effectively to reach consumers at the right time with the right message. Increasing and disparate legal or regulatory restrictions on our labeling, advertising and consumer promotions, or our response to those restrictions, could limit our efforts to offer and deliver products that appeal to consumers. Likewise, new or increased tariffs and/or trade barriers and our response to these tariffs and barriers could limit our ability to offer and deliver our products on a cost-effective basis. Demand for our products could decrease and our profitability could suffer if we fail to expand and promote our product offerings successfully across product categories, rapidly develop products in faster growing and more profitable categories or reach consumers in efficient and effective ways leveraging data and analytics.

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

Our use of third-party technology and business services may expose us to cybersecurity breaches. These can include: (1) breaches of security systems, which could involve circumvention, denial-of-service attacks, or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, cyber extortion and (2) internal threats such as employee or insider errors, malfeasance, deepfake or social engineering schemes, physical breaches or other actions or attempts to exploit vulnerabilities. These threats could result in the misuse or breach of confidential information and Personally Identifiable Information belonging to us or our employees, customers, consumers, partners, suppliers, or government and regulatory authorities. Additionally, continued geopolitical turmoil, including the ongoing war in Ukraine and conflicts in the Middle East, has heightened the risk of cyberattacks. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third-party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. Cyber threats to externally-hosted technology and business services are beyond our control. Additionally, new initiatives, such as those related to digital commerce and direct sales, that increase the amount of confidential information that we process and maintain increase our potential exposure to a cybersecurity breach. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

We continue to invest and augment our cybersecurity program and posture with enhanced identity and access management solutions, multi-factor authentication, risk-based access for remote connectivity, privileged access management, network security, backup and disaster recovery, training and awareness, in addition to advance threat protection emanating from sophisticated, persistent and state-sponsored threat actors, including from internet browsing to email, further reducing our attack surface and likelihood of credential thefts and compromise. Further, we have 24/7 security operations, enhancing the monitoring and detection of threats in our environment, including the manufacturing environment and operational technologies, as well as adjusting information security controls based on our threat intelligence information. However, security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis. Due to the constantly evolving and complex nature of cyber threat actors, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. Moreover, as cyberattacks increase in frequency and magnitude around the world, we may be unable to obtain cybersecurity insurance in the amounts and on terms we view as appropriate and favorable for our operations.

We transfer data across local, regional, and national borders to conduct our operations, and we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Privacy and data protection laws may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. For example, the European Union’s General Data Protection Regulation (“GDPR”) has greatly increased the jurisdictional reach of E.U. law, added a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to 4% of global annual revenue for the preceding financial year in addition to potential restrictions on data transfer and processing. Our efforts to comply with multijurisdictional privacy and data protection laws and the uncertainty of new laws and regulations will likely increase the complexity of our processes and may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violation of existing or future data privacy laws and regulations.

We are subject to risks from unanticipated business disruptions.

We manufacture and source products and materials on a global scale. We utilize an interdependent supply chain – a complex network of suppliers and material needs, owned and leased manufacturing locations, external manufacturing partners, distribution networks, shared service delivery centers and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, like weather, natural disasters, water and energy availability, supply and commodity shortages, port congestions or delays, transport capacity constraints, terrorism, political unrest or armed hostilities (including the ongoing war in Ukraine and conflicts in the Middle East), cybersecurity incidents, labor shortages, strikes or work stoppages, new or increased tariffs and/or trade barriers, operational and/or financial instability of our key suppliers and other vendors or service providers, government shutdowns or health pandemics, including any potential impact of climate change on these factors, could damage or disrupt our operations or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners. Failure to effectively prepare for and respond to disruptions in our operations, for example, by not finding alternative suppliers or replacing capacity at key or sole manufacturing or distribution locations or by not quickly repairing damage to our information, production or supply systems, can cause delays in delivering or the inability to deliver products to our customers, and the quality and safety of our products might be negatively affected. Moreover, disputes with significant customers or suppliers, including disputes regarding pricing or performance, could adversely affect our sales, financial condition, and results of operations. The occurrence of a material or extended disruption may cause us to lose our customers’ or business partners’ confidence or suffer damage to our reputation, and long-term consumer demand for our products could decline. We use insurance to transfer our financial risk related to these exposures, but some of the risks we face are difficult or impossible to insure and the timing of insurance recoveries may not match the timing of the financial loss we incur. We are subject to risk related to operational safety, including risk of fire, explosion or accidental contamination. We could also fail to achieve our strategic objectives due to capability or technology deficiencies related to our ongoing reconfiguration of our supply chain to drive efficiencies and fuel growth. Further, our ability to supply multiple markets with a streamlined manufacturing footprint may be negatively impacted by portfolio complexity, significant changes in trade policies, changes in volume produced and changes to regulatory restrictions or labor-related or other constraints on our ability to adjust production capacity in the markets in which we operate. These events could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

We may not successfully identify, complete or manage strategic transactions.

We regularly evaluate a variety of potential strategic transactions globally, including acquisitions, divestitures, joint ventures, equity method investments and other strategic alliances that could further our strategic business objectives, and acquisitions and joint ventures are an important part of our strategy to increase our exposure to fast-growing snacking segments, fill geographic white spaces and expand into adjacent categories. For example, in 2024 we sold our remaining equity investment in JDE Peet’s N.V. and acquired Evirth (Shanghai) Industrial Co., Ltd. In 2023, we completed the sale of our developed market gum business in the United States, Canada and Europe and sold our remaining equity investment in Keurig Dr Pepper Inc., and in 2022 we acquired Chipita Global S.A.,

Clif Bar & Company and Ricolino. Such transactions and investments present significant challenges and risks. We may not successfully identify potential strategic transactions to pursue, may not have counterparties willing to transact with us, or we may not successfully identify or manage the risks presented by these strategic transactions, or complete such transactions. Our success depends, in part, upon our ability to identify suitable transactions; negotiate favorable contractual terms; comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals that may face increased scrutiny); integrate or separate businesses; manage or achieve performance of ESG goals and initiatives; realize the full extent of the benefits, cost savings or synergies presented by strategic transactions; offset loss of revenue associated with divested brands or businesses; effectively implement control environment processes; minimize adverse effects on existing business relationships with suppliers and customers; achieve accurate estimates of fair value; minimize potential loss of customers or key employees; and minimize indemnities and potential disputes with buyers, sellers and strategic partners. In addition, execution or oversight of strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks.

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate, as appropriate, redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate timely and ongoing compliance with applicable laws, including antitrust and competition, anti-bribery and corruption and import/export laws. Equity investments and other strategic alliances pose additional risks, as we could share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies or resources as we do, or whose interpretation of applicable policies may differ from our own. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits. Depending on the nature of the business ventures, including whether they operate globally, these ventures could also be subject to many of the same risks we are, including political, economic, regulatory and compliance risks, currency exchange rate fluctuations, and volatility of commodity and other input prices.

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

We have announced, and may from time to time announce, certain initiatives, including goals, targets and other objectives, related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets and other objectives expose us to numerous operational, reputational, financial, legal and other risks. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the reliance on other value chain actors to implement the required changes, the pace of changes in technology and the availability of suppliers that can meet our sustainability and other standards. In addition, statements about our sustainability goals, targets and other objectives, and progress against those goals, targets and other objectives, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Further, developing and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including recent legislation in California related to reporting greenhouse gas emissions and climate-related financial risk, the SEC’s climate-related reporting requirements, and similar proposals by other international regulatory bodies such as the Corporate Sustainability Reporting Directive in the European Union, especially to the extent these standards are not harmonized or consistent.

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

Scientific evidence collected by the Intergovernmental Panel on Climate Change demonstrates that carbon dioxide and other greenhouse gases in the atmosphere have caused and will in the future cause changes in weather patterns around the globe that expose us to physical and transition risk. Physical risks include the increasing frequency of extreme weather events and natural disasters and effects on water availability and quality and biodiversity loss. These impacts increase risks to the global food production and distribution system and to the safety and resilience of the communities where we live, work and source our ingredients, and could further decrease food security for communities around the world. Decreased agricultural productivity caused by climate change has limited and in the future may continue to limit the availability of the commodities we purchase and use and increase the costs of such products. These include cocoa, which is a critical raw material for our chocolate and biscuits & baked snacks portfolios that is particularly sensitive to changes in climate and has recently had a global decrease in availability and increase in price, as well as other raw materials such as dairy, wheat, vegetable oils, sugar and nuts. Weather events such as floods, severe storms or water shortages that are partially caused or exacerbated by climate change might disrupt our business operations or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners and could increase our insurance and other operating costs.

Transition risks include increased focus by federal, state and local regulatory and legislative bodies globally regarding environmental policies relating to climate change, regulating greenhouse gas emissions (including carbon pricing or a carbon tax), energy policies, disclosure obligations and sustainability (including single use plastics). New legal and regulatory requirements have increased and could continue to increase our operating costs for things like energy or packaging through taxes or regulations, including payments under extended producer responsibility policies, taxes on specific packaging material types and targets to increase the use of reuse/refill delivery models. Regulations intended to reduce carbon emissions, including any actual or proposed carbon taxes, could also substantially increase our product supply chain and distribution costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. Similarly, we may incur substantial costs if such legal or regulatory requirements are subsequently reversed or modified. Concern about climate change might cause consumer preferences to switch away from products or ingredients considered to have high climate change impact and towards products that are more sustainably grown and made. We expect to incur additional costs as we evolve our portfolio and engage in due diligence, verification and reporting in connection with our ESG and sustainability initiatives. We might not effectively address increased attention from the media, shareholders, activists and other stakeholders on climate change and related environmental sustainability matters, including deforestation, land use, water use and packaging, including plastic. Those stakeholders might also have requests or proposals that are not aligned with the focus of our efforts on climate change and ESG matters. Climate change-related impacts could also reduce demand for our products. If costs for raw materials increase or availability decreases, we raise prices for our products and our competitors respond differently to those cost or availability pressures, demand for our products and our market share could suffer. We have also experienced decreased demand for chocolate during periods when temperatures are warmer.

In 2021, we announced our goal of net zero greenhouse gas emissions by 2050. Achieving this goal will require significant transformation of our business, capital investment and the development of technology that might not currently exist. We might incur significant additional expenses or be required to recognize impairment charges in connection with our efforts, and we might be unable to achieve, or be perceived to fail to achieve, our goal. Any or all of these risks could materially and adversely affect our ability to meet the needs of our customers, reputation, product sales, financial condition, results of operations, cash flows and stock price.

Our retail customers are consolidating, and we must offer an effective value proposition in order to compete against retailer and other economy brands.

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

During 2024, no single customer accounted for more than 10% of our net revenues. However, there can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to a significant customer could result in a material reduction in sales or change in the mix of products we sell to the customer. This could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

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

We must attract, hire, retain and develop effective leaders and a highly skilled and diverse global workforce. We compete to hire new personnel with a variety of capabilities in the many countries in which we manufacture and market our products and then to develop and retain their skills and competencies. We have experienced and could continue to experience unplanned or increased turnover of employees with key capabilities, and we could fail to develop adequate succession plans for leadership positions or hire and retain a workforce with the skills and in the locations we need to operate and grow our business. We could also fail to attract and develop personnel with key emerging capabilities that we need to continue to respond to changing consumer and customer needs and grow our business, including skills in the areas of advanced technology, artificial intelligence, machine learning, digital commerce, data analytics and supply chain expertise. Occurrence of any of these conditions could deplete our institutional knowledge base and erode our competitiveness.

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

We must address changes in, and that affect, our workforce and satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 60% of our 78,000 employees outside the United States and approximately 20% of our 12,000 U.S. employees. Strikes, work stoppages or other forms of labor unrest by our employees or those of our suppliers, distributors or other business partners, or situations like the renegotiation of collective bargaining agreements, have in the past and may in the future cause disruptions to our supply chain, manufacturing or distribution processes. Changes in immigration laws and policies or restrictions could make it more difficult for us to recruit or relocate skilled employees. We could also fail to effectively respond to evolving perceptions and goals of those in our workforce or whom we might seek to hire with respect to flexible working or other matters. These risks could materially and adversely affect our reputation, ability to efficiently operate our manufacturing facilities and overall business and meet the needs of our customers, product sales, financial condition, results of operations, cash flows and stock price.

Legal and Regulatory Risks

We face risks related to complying with changes in and inconsistencies among laws and regulations in many countries in which we operate.

Our activities around the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, sourcing, packaging and waste management (including packaging containing PFAS), storage, distribution, sales, advertising, labeling and marketing, as well as intellectual property, competition, antitrust, trade and export controls, labor, tax, social and environmental matters, privacy, data protection, and health and safety practices. Government authorities regularly change laws and regulations, their interpretations of existing laws and regulations, and their enforcement priorities. Our failure to comply with existing laws and regulations (or allegations thereof), or to make changes necessary to comply with new or revised laws and regulations or evolving interpretations and application of existing laws and regulations, and differing or competing laws and regulations across the markets where our products are made, manufactured, distributed and sold, could materially and adversely affect our product sales, financial condition, results of operations and cash flows, including as a result of higher compliance costs, higher capital expenditures and higher production costs. For instance, our financial condition, results of operations and cash flows could be negatively affected by the regulatory and economic impact of changes in the corporate tax policies of the United States and other countries; tariff policies and trade relations among the United States and other countries, including China, Mexico, Canada and the European Union; and changes within the European Union. Evolving expectations on ESG disclosures and reporting will also result in new regulatory actions. In addition, the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials have resulted in and could continue to result in our being subject to new taxes and regulations or lawsuits that can adversely affect our business.

We may decide or be required to recall products or be subjected to product liability claims or litigation.

We could decide, or laws or regulations could require us, to recall products due to suspected or confirmed deliberate or unintentional product contamination, including contamination of ingredients we use in our products that third parties supply, spoilage or other adulteration, the introduction of foreign objects, food-borne illnesses, product mislabeling or product tampering. These risks could be heightened in light of increased pressure on our suppliers from supply chain challenges. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Any of these events could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations, cash flows and stock price.

We may also suffer losses when our products or operations or those of our suppliers violate applicable laws or regulations, or when our or our suppliers’ products cause injury, illness or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or related claim or other legal judgment against us, a regulatory enforcement action, a widespread product recall or comments relating to the safety of our products could materially and adversely affect our reputation and profitability. Moreover, even if a product liability, consumer fraud or other claim, litigation or investigation has no merit, is not pursued or is unsuccessful, the negative publicity surrounding assertions against our products or processes or conduct could materially and adversely affect our reputation, brands, product sales, product inventory, financial condition, results of operations, cash flows and stock price, and we could incur significant expense responding to such a claim, litigation or investigation. For example, a recent purported personal injury lawsuit filed against a number of food companies, including us (Bryce Martinez vs. Kraft Heinz Co. Inc. et al.), alleged that certain food products we and other companies make are addictive and cause health problems. While we believe that this lawsuit is without merit and intend to vigorously defend ourselves, we cannot predict the outcome or the impact of such litigation or similar lawsuits on our business or reputation. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of product recalls, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.

We face risks related to legal or tax claims, litigation, investigations or other regulatory enforcement actions.

We operate around the world in environments with constantly evolving legal, tax and regulatory frameworks, and we are subject to risk of litigation, legal or tax claims, investigations, or other regulatory enforcement actions. Actions by our employees, contractors, agents or others in violation of our policies and procedures could lead to deficiencies in our internal or other controls or violations, unintentional or otherwise, of laws and regulations. We could also be subject to litigation, legal claims, investigations or regulatory actions in connection with the continued evolution of our sustainability and ESG-related initiatives. In addition, we may be impacted by litigation trends, including class action, individual or multi-jurisdiction lawsuits, or investigations or enforcement actions involving consumers, employees, shareholders or other stakeholders. For example, as a global snacking company, we are subject to increased regulatory scrutiny and face legal challenges in a variety of jurisdictions concerning the alleged health implications of certain food products and our methods in marketing those products. When litigation, legal or tax claims, investigations or regulatory enforcement actions arise out of our failure or alleged failure to comply with applicable laws, regulations or controls, we could be subject to civil and criminal penalties, and voluntary and involuntary document requests, that could materially and adversely affect our reputation, product sales, financial condition, results of operations, cash flows and stock price. Even if a claim, lawsuit, investigation, enforcement action or other action is unsuccessful, without merit or not pursued to completion, the reputational impact or cost of responding to such a claim, including expenses and management time, could adversely affect us.
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

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. As a result, our effective tax rate is determined based on the income and applicable tax rates in the various jurisdictions in which we operate. Our future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates or other factors, and adverse changes in the underlying profitability or financial outlook of our operations could lead to changes in the realizability of our deferred tax assets, resulting in a charge to our effective tax rate.

Changes in tax laws in the U.S. or in other countries where we have significant operations, including rate changes or corporate tax provisions that could disallow or tax perceived base erosion or profit shifting payments or subject us to new types of tax, could materially affect our effective tax rate and our deferred tax assets and liabilities. As of January 2025, the change in U.S. presidential administration and control of U.S. Congress may produce changes to U.S. tax legislation. In addition, aspects of U.S. tax laws may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. As of December 31, 2024, numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax, with the earliest effective date being for taxable years beginning after December 31, 2023. Important details of these minimum tax regimes are still being considered. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.

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

As of December 31, 2024, we sold our products in over 150 countries and had operations in approximately 80 countries. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial position and operating results are sensitive to movements in currency exchange rates, which have recently been more volatile, because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and to pay dividends to our shareholders. In addition, movements in currency exchange rates affect transaction costs because we source product ingredients from various countries. Our efforts to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, may not be successful. We factor exchange rate impacts into our local pricing decisions, but there may be lags in implementing pricing changes due to competitive pressures or customer or regulatory constraints. We also hedge a number of risks including exposures to foreign exchange rate movements and volatility of interest rates that could impact our future borrowing costs. Hedging of these risks could potentially subject us to counter-party credit risk. In addition, local economies, monetary policies and currency hedging availability affect our ability to hedge against currency-related economic losses. We might not be able to successfully mitigate our exposure to currency risks due to factors such as continued global and local market volatility, actions by foreign governments, trade disputes, economic sanctions, political uncertainty, inflation, interest rates and limited hedging opportunities. For instance, in December 2023, the Argentinean peso devalued significantly in excess of historic levels. Accordingly, changes in the currency exchange rates that we use to translate our results into U.S. dollars for financial reporting purposes or for transactions involving multiple currencies could materially and adversely affect future demand for our products, our financial condition, results of operations, cash flows and stock price, and our relationships with customers, suppliers and employees in the short or long-term.

Weak financial performance, downgrades in our credit ratings, illiquid global capital markets and volatile global economic conditions could limit our access to short-term financing, reduce our liquidity and/or increase our borrowing costs.

We regularly access the commercial paper markets in the United States and Europe for ongoing funding requirements. A downgrade in our credit ratings by a credit rating agency could increase our borrowing costs and adversely affect our ability to issue commercial paper. Disruptions in the global commercial paper market or other effects of volatile economic conditions on the global credit markets also could reduce the amount of commercial paper that we could issue and raise our borrowing costs for both short- and long-term debt offerings. Additionally, we use cash management programs, such as factoring and supply chain finance arrangements, in our business when circumstances are favorable to manage liquidity. If these programs or underlying customer or supplier terms do not continue and we are unable to secure alternative programs, our cash and working capital may be negatively affected and we may have to utilize our various financing arrangements or increase our long-term borrowings for short- and long-term liquidity requirements. Limitations on our ability to access the commercial paper markets, a reduction in our liquidity or an increase in our borrowing costs could materially and adversely affect our financial condition, results of operations and stock price.

Volatility in the global capital markets, interest rates, inflation rates, our participation in multiemployer pension plans and other factors could increase our costs relating to our employees’ pensions.

We sponsor defined benefit pension plans for a number of our employees throughout the world and also contribute to other employees’ pensions under defined benefit plans that we do not sponsor. At the end of 2024, the projected benefit obligation of the defined benefit pension plans we sponsor was $7.9 billion and plan assets were $8.5 billion.

For defined benefit pension plans that we maintain, the difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Our largest funded defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of investments, including equities and corporate and government debt. Among other factors, changes in interest rates, inflation rates, mortality rates, early retirement rates, investment returns, funding requirements in the jurisdictions in which the plans operate and the market value of plan assets affect the level of plan funding, cause volatility in the net periodic pension cost and impact our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plan benefit obligations. Volatility in the global capital markets may increase the risk that we will be required to make additional cash contributions to these company-sponsored pension plans and recognize further increases in our net periodic pension cost.

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

As part of such reviews, our Board and Audit Committee receive periodic reports and presentations from members of the team responsible for overseeing cybersecurity risk management, including our Chief Information Security Officer (CISO), which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to our peers and third parties. Members of our Management Leadership Team also report to the Board more frequently than annually on data protection and current internal and external developments in cybersecurity, as part of the Board’s enterprise risk management review, and the Board receives reports of Audit Committee discussions regarding its oversight of cybersecurity risk. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, reported to the Audit Committee or the Board in a timely manner.

Management Role in Cybersecurity Risk Management
At the management level, our CISO has extensive cybersecurity knowledge and skills gained from over 20 years of work experience at Mondelēz and other major consumer goods and financial services companies. Our CISO currently reports to our Chief Information and Digital Officer and has operational responsibility for our information security programs, protections, and efforts, along with leading the team responsible for implementing, monitoring, and maintaining cybersecurity and data security strategy, policy, standards, architecture, and practices across our business. Our CISO is supported by a team of enterprise information system security and risk professionals, including regional information security officers responsible for overseeing cybersecurity strategy and operations in each business unit. Our CISO receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data security and cybersecurity risks. Our CISO updates the Management Leadership Team on these matters and works closely with Corporate and Legal Affairs to oversee compliance with legal, regulatory, and contractual security requirements.

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

Material Cybersecurity Risks, Threats & Incidents
We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continuously improve our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. While we have not experienced a known material information security breach nor incurred material breach-related expenses over the last three years, there can be no guarantee that we will not be the subject of future cybersecurity threats or incidents. Additional information on cybersecurity risks we face can be found in Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.

Item 2. Properties.

On December 31, 2024, we had approximately 147 manufacturing and processing facilities in 46 countries and 107 principal distribution centers and warehouses worldwide that we owned or leased. In addition to our owned or leased properties, we also utilize a highly distributed network of warehouses and distribution centers that are owned or leased by third party logistics partners, contract manufacturers, co-packers or other strategic partners. We believe we have or will add sufficient capacity to meet our planned operating needs. It is our practice to maintain all of our plants and other facilities in good condition.

	As of December 31, 2024
	Manufacturing Facilities	Distribution and Warehouse Facilities
Latin America (1)	17	16
AMEA	48	24
Europe	61	6
North America	21	61
Total	147	107

Owned	123	13
Leased	24	94
Total	147	107

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are proud members of the Standard and Poor’s 500 and Nasdaq 100. Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “MDLZ.” At January 31, 2025, there were 34,057 holders of record of our Common Stock.

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

As of December 31,	Mondelēz International	S&P 500	Performance Peer Group
2019	$100.00	$100.00	$100.00
2020	108.58	118.40	109.42
2021	125.82	152.39	125.09
2022	129.50	124.79	123.92
2023	143.96	157.59	121.46
2024	121.94	197.02	123.32

The Mondelēz International performance peer group consists of the following companies considered our market competitors or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Danone S.A., General Mills, Inc., The Hershey Company, Kellanova, The Kraft Heinz Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company and Unilever PLC.

Issuer Purchases of Equity Securities
Our stock repurchase activity for each of the three months in the quarter ended December 31, 2024 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2024	3,497	$79.25	—	$3,266
November 1-30, 2024	3,587,410	64.43	3,585,592	3,035
December 1-31, 2024	15,935,293	60.96	15,935,259	2,064
For the Quarter Ended December 31, 2024	19,526,200	$61.60	19,520,851

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock units that vested, totaling 3,497 shares, 1,818 shares and 34 shares for the fiscal months of October, November and December 2024, respectively.
(2)Dollar values stated in millions. Effective January 1, 2023, our Board of Directors authorized a program for the repurchase of up to $6.0 billion of our Common Stock through December 31, 2025, excluding excise tax. During the year ended December 31, 2023, we repurchased approximately $1.6 billion of Common Stock pursuant to this authorization. During the year ended December 31, 2024, we repurchased $2.4 billion. On December 10, 2024, our Board of Directors authorized a new program for the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027, excluding excise tax. This authorization, effective January 1, 2025, replaced our prior share repurchase program. See related information in Note 13, Capital Stock.
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

Recent Developments and Significant Items Affecting Comparability

Macroeconomic environment

We continue to observe significant market and geopolitical uncertainty, fluctuating consumer demand, inflationary pressures, supply constraints, trade and regulatory uncertainty and exchange rate volatility. As a result, we experienced significantly higher operating costs, including higher overall raw material, labor and energy costs that have continued to rise. In particular, we expect to continue to face higher cocoa costs, as the market price for cocoa beans has increased significantly year-over-year and it is likely that prices will remain elevated for some time. Refer to Commodity Trends for additional information.

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

Additionally, we provide more information on risks related to trade and regulatory uncertainty in our Financial Outlook section and under Item 1A, Risk Factors.

War in Ukraine

In February 2022, following the Russian military invasion of Ukraine, we stopped production and closed our facilities in Ukraine; since then we have taken steps to protect the safety of our employees and to restore operations at our two manufacturing facilities, which were significantly damaged in March 2022. See Note 1, Summary of Significant Accounting Policies - War in Ukraine, to the consolidated financial statements, and refer to Items Affecting Comparability of Financial Results for additional information.

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations given we believe we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions. We continue to consolidate both our Ukrainian and Russian subsidiaries. During both 2024 and 2023, Ukraine generated 0.4% and Russia generated 2.9% of consolidated net revenue. The profitability of and the assets held by our Russian business continue to remain above historic levels. We cannot predict if the recent strength in our Russian business will continue in the future.

Our operations in Russia are subject to risks, including the temporary or permanent loss of assets due to expropriation or further curtailment of our ability to conduct business operations in Russia. In the event this were to occur, this could lead to the partial or full impairment of our Russian assets or deconsolidation of the operations in Russia in future periods, or the termination of and loss of revenue from our business operations, based on actions taken by Russia, other parties or us. For additional information, see Item 1A, Risk Factors, including the risk entitled “The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.”

Developments in the Middle East

In October 2023, conflict developed in the Middle East between Hamas and Israel, and has expanded to other parts of the region. During 2024, we experienced sales impacts related to this conflict in certain AMEA markets, but this did not have a material impact on our business, results of operations or financial condition. We continue to evaluate the impacts of these developments on our business and we cannot predict if it will have a significant impact in the future.

ERP System Implementation

In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems (the “ERP System Implementation”). The ERP System Implementation spending comprises both capital expenditures and operating expenses, of which a majority is expected to relate to operating expenses. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. The ERP System Implementation program will be implemented by region in several phases with spending occurring over the next five years, with expected completion by year-end 2028. Refer to Non-GAAP financial measures and Note 1, Summary of Significant Accounting Policies for additional information.

Extreme Price Growth in Argentina

During December 2023, the Argentinean peso significantly devalued. The peso's devaluation and potential resulting distortion on our non-GAAP Organic Net Revenue, Organic Net Revenue growth and other constant currency growth rate measures resulted in our decision to exclude the impact of pricing increases in excess of 26% year-over-year ("extreme pricing") in Argentina, from these measures beginning in Q1 2024. The benchmark of 26% represents the minimum annual inflation rate for each year over a 3-year period which would result in a cumulative inflation rate in excess of 100%, the level at which an economy is considered hyperinflationary under U.S. GAAP. Throughout the following MD&A discussion, we now exclude, on a prospective basis beginning on January 1, 2024, the impact of extreme pricing in Argentina from the net pricing impact of Organic Net Revenue and Organic Net Revenue growth and its related impact on our other non-GAAP financial constant currency growth measures with a corresponding offset to changes in currency translation rates. Additionally within the MD&A discussion, "currency-related items" totals the impact of extreme pricing and the currency translation rate changes. Refer to Non-GAAP financial measures for additional information.

Currency-related items impacted our non-GAAP financial measures for the year ended December 31, 2024 as follows:
•Organic Net Revenue: In total, unfavorable currency-related items of $710 million (2.0 pp) were driven by unfavorable currency translation rate changes of $1,877 million (5.2 pp), partially offset by extreme pricing of $1,167 million (3.2 pp). In Emerging Markets, unfavorable currency-related items of $778 million (5.6 pp) were driven by unfavorable currency translation rate changes of $1,945 million (13.9 pp), partially offset by extreme pricing of $1,167 million (8.3 pp). In Developed Markets, favorable currency-related items of $68 million (0.3 pp) were driven by favorable currency translation rate changes.
•Adjusted Operating Income: Unfavorable currency-related items of $191 million were driven by unfavorable currency translation rate changes of $460 million, partially offset by extreme pricing of $269 million.
•Adjusted EPS: Unfavorable currency-related items of $0.12 were driven by unfavorable currency translation rate changes of $0.32, partially offset by extreme pricing of $0.20.

Acquisitions and Divestitures

During 2024, we completed the acquisition of Evirth (Shanghai) Industrial Co., Ltd. (“Evirth”), a leading manufacturer of cakes and pastries in China.

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

Additionally in the fourth quarter of 2022, we announced an agreement to sell the developed market gum business. On October 1, 2023, we completed the sale of our developed market gum business to Perfetti Van Melle Group, excluding the Portugal business which we retained pending regulatory approval. After obtaining the regulatory approval, we completed the sale of the Portugal business to Perfetti Van Melle Group on October 23, 2023.

Refer to Note 2, Acquisitions and Divestitures, and Liquidity and Capital Resources for additional details.

Investment Transactions

JDE Peet’s Transactions (Euronext Amsterdam: “JDEP”)
During the first quarter of 2024, we determined there was an other-than-temporary impairment of our investment in JDEP, resulting in an impairment charge of €612 million ($665 million). On November 29, 2024, we sold our remaining 85.9 million shares to JAB Holdings Company and recorded a gain of €313 million ($332 million)

In 2023, we sold approximately 9.9 million of our shares, which reduced our ownership interest by 2.0 percentage points, from 19.7% to 17.7%. We recorded a loss of €21 million ($23 million). In 2022, we sold approximately 18.6 million of our shares back to JDEP, which reduced our ownership interest by approximately 3.0 percentage points. We recorded a loss of €8 million ($8 million).

Keurig Dr Pepper Transactions (Nasdaq: "KDP")
In 2023, we sold the remainder of our shares in KDP, representing approximately 76 million shares. Our reduction in ownership to below 5% eliminated our significant influence over KDP, resulting in a change in accounting from equity method investment accounting to accounting for equity interests with readily determinable fair values in the first quarter of 2023. Prior to this change, we recorded a pre-tax gain on equity method transactions of $493 million ($368 million after-tax) in 2023. After the change in accounting, we recorded pre-tax gains for marketable securities of $606 million in 2023.

For additional information, refer to Note 7, Investments and Note 10, Financial Instruments.

Benefit Plans

During the third quarter of 2024, we entered into an agreement with two third party insurance companies for the Mondelēz Global LLC Retirement Plan (“MDLZ Global Plan”), the pension plan for US salaried employees. The agreement features a buy-in of the plan assets with an option to elect a future buy-out conversion. The MDLZ Global Plan was terminated on December 31, 2024, and we intend to execute the buy-out conversion in 2025. Refer to Note 10, Benefit Plans for additional information.

Taxes

We continue to monitor existing and potential future tax reform around the world. Numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax, effective for 2024. Important details of these minimum tax regimes are still being considered. Based on the guidance available thus far, this legislation did not have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.

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

Pricing
Our net revenue growth and profitability may be affected as we adjust prices to address new conditions, such as increasing input and operating costs due to supply, transportation and labor constraints, the impact of tariffs and higher cost trends. We adjust our product prices based on a number of variables including market factors, transportation, logistics and changes in our product input costs, and we have increased prices to control costs given significant cost inflation.

Operating Costs
Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax planning. We experienced significantly higher operating costs, including higher overall raw material (particularly cocoa) and labor costs that have continued to rise. Refer to Commodity Trends for additional information.

Trade and Regulatory Uncertainty
In many markets, including the United States, a portion of our products, including significant inputs, are imported from other jurisdictions. On February 1, 2025, the United States government announced tariffs up to 25% on imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. While we are still evaluating the potential impact of these actions as well as our ability to mitigate the impact, they are expected to adversely impact our revenue and cost of goods sold in the United States. If the provisions of those tariffs were maintained as proposed, we would expect those adverse impacts to be significant. In addition, retaliatory tariffs imposed by other countries or other potential government actions, would likely result in further adverse impacts to our revenue and cost of goods sold. For additional information, see Item 1A, Risk Factors, including the risk entitled “We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and/or other foreign governments.”

Summary of Results

•Net revenues were approximately $36.4 billion in 2024 and $36.0 billion in 2023, an increase of 1.2% in 2024 and an increase of 14.4% in 2023.
–Net revenues increased in 2024, driven by higher net pricing and incremental net revenue from our acquisition of Evirth, partially offset by unfavorable currency-related items, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year, the impact of our 2023 divestiture of the developed market gum business and unfavorable volume/mix.
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
•Organic Net Revenue, a non-GAAP financial measure, increased 4.3% to $37.1 billion in 2024 and increased 14.7% to $35.6 billion in 2023. In 2024, Organic Net Revenue increased due to higher net pricing, partially offset by unfavorable volume/mix. In 2023, Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Organic Net Revenue is on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.
•Diluted EPS attributable to Mondelēz International decreased 5.5% to $3.42 in 2024 and increased 84.7% to $3.62 in 2023.
–Diluted EPS decreased in 2024 driven by lapping prior-year gain on marketable securities, lapping prior-year gain on equity method investment transactions, 2024 net loss on equity method transactions including an impairment, lapping prior-year gain and operating results from the developed market gum business divested in 2023, higher intangible asset impairment charges and costs incurred for the ERP Systems Implementation program. These unfavorable items were partially offset by an increase in Adjusted EPS, favorable year-over-year change in acquisition integration costs and contingent consideration adjustments, favorable year-over-year change in mark-to-market impacts from commodity and currency derivatives, lower divestiture-related costs, lower remeasurement loss of net monetary position, favorable year-over-year change in initial impacts from enacted tax law changes and lapping prior-year impact from the European Commission legal matter.
–Diluted EPS increased in 2023 driven by an increase in Adjusted EPS, a gain on marketable securities, favorable year-over-year change in mark-to-market impacts from currency and commodity derivatives, higher net gain on equity method investment transactions, lower impact from the European Commission legal matter, lapping prior year acquisition-related costs, lapping prior year incremental costs due to the war in Ukraine, a gain on divestiture, lapping prior year loss on debt extinguishment, lower intangible asset impairment charges and lapping prior year inventory step-up charges. These favorable items were partially offset by lower operating results from divestitures, higher acquisition integration costs and contingent consideration adjustments, higher negative initial impacts from enacted tax law changes, higher remeasurement loss of net monetary position, higher divestiture-related costs, lapping prior year 2017 malware incident net recoveries and higher Simplify to Grow program costs.
•Adjusted EPS, a non-GAAP financial measure, increased 9.1% to $3.36 in 2024 and increased 15.4% to $3.08 in 2023. On a constant currency basis, Adjusted EPS increased 13.0% to $3.48 in 2024 and increased 20.2% to $3.21 in 2023. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.
–Adjusted EPS increased in 2024, driven by operating gains, fewer shares outstanding, lower taxes, lower interest expense, impact from an acquisition and higher benefit plan non-service income, partially offset by unfavorable currency-related items and lapping prior year dividend income related to our former KDP investment.
–Adjusted EPS increased in 2023, driven by operating gains, impact from acquisitions, lower interest expense, fewer shares outstanding, dividend income from marketable securities and higher equity method investment earnings, partially offset by unfavorable currency translation, higher taxes and lower benefit plan non-service income.

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

		For the Years Ended December 31,
	See Note	2024	2023	2022
		(in millions, except percentages)
Simplify to Grow Program	Note 8
Restructuring Charges		$(77)	$(106)	$(36)
Implementation Charges		(72)	(25)	(87)
Intangible asset impairment charges	Note 6	(153)	(26)	(101)
Mark-to-market gains/(losses) from derivatives (1)	Note 10	544	185	(318)
Acquisition and divestiture-related costs	Note 2
Acquisition integration costs and contingent consideration adjustments (1)		315	(246)	(148)
Inventory step-up		(3)	—	(25)
Acquisition-related costs		(3)	—	(254)
Gain on acquisition and divestitures		4	108	—
Divestiture-related costs		(1)	(83)	(18)
2017 Malware incident net recoveries		—	—	37
Incremental costs due to war in Ukraine	Note 1	(3)	1	(121)
European Commission legal matter	Note 14	3	(43)	(318)
ERP System Implementation costs (2)		(78)	—	—
Remeasurement of net monetary position	Note 1	(31)	(98)	(40)
Impact from pension participation changes (1)	Note 11	(10)	(10)	(10)
Loss on debt extinguishment and related expenses	Note 9	—	(1)	(129)
Initial impacts from enacted tax law changes	Note 16	(24)	(83)	(17)
Gain on marketable securities	Note 7	—	593	—
(Loss)/gain on equity method investment transactions (3)	Note 7	(321)	462	(22)
Effective tax rate	Note 16	23.5%	26.1%	26.8%

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
(2)ERP System Implementation program costs represent incremental operating expenses above the normal ongoing level of spending on information technology to support operations. These expenses include third-party consulting fees, direct labor costs associated with the program, accelerated depreciation of our existing SAP financial systems and various other expenses, all associated with the implementation of our information technology upgrades.
(3)(Loss)/gain on equity method investment transactions includes impairments and is recorded outside pre-tax operating results on the consolidated statement of earnings. See footnote (1) as mark-to-market gains/(losses) on our equity method-investment-related derivative contracts are presented in the table above within mark-to-market gains/(losses) from derivatives. In addition, the amount shown in 2024 is inclusive of the gain on economic hedges related to sales proceeds from our JDEP transaction, which was recorded in Interest and other expense, net.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2024 with 2023 and 2023 with 2022.

2024 compared with 2023

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except per share data)
Net revenues	$36,441	$36,016	$425	1.2%
Operating income	6,345	5,502	843	15.3%
Net earnings attributable to Mondelēz International	4,611	4,959	(348)	(7.0)%
Diluted earnings per share attributable to Mondelēz International	3.42	3.62	(0.20)	(5.5)%

Net Revenues
Net revenues increased $425 million (1.2%) to $36,441 million in 2024, and Organic Net Revenue (1) increased $1,544 million (4.3%) to $37,054 million. Emerging markets net revenues increased 1.1% and emerging markets Organic Net Revenue increased 6.2% (1). Developed markets net revenues increased 1.2% and developed markets Organic Net Revenue increased 3.2% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
For The Year Ended December 31, 2024
Reported (GAAP)	$14,163	$22,278	$36,441
Short-term distributor agreements	(3)	(22)	(25)
Acquisitions	(72)	—	(72)
Currency-related items	778	(68)	710
Organic (Non-GAAP)	$14,866	$22,188	$37,054
For The Year Ended December 31, 2023
Reported (GAAP)	$14,011	$22,005	$36,016
Divestitures	(5)	(479)	(484)
Short-term distributor agreements	(2)	(20)	(22)
Organic (Non-GAAP)	$14,004	$21,506	$35,510
$ Change
Reported (GAAP)	1.1%	1.2%	1.2%
Divestitures	- pp	2.3 pp	1.4 pp
Acquisitions	(0.5)	—	(0.3)
Currency-related items	5.6	(0.3)	2.0
Organic (Non-GAAP)	6.2%	3.2%	4.3%
Vol/Mix	(0.6)pp	(1.1)pp	(1.0)pp
Pricing	6.8	4.3	5.3

(1)Please see the Non-GAAP Financial Measures section for additional information.

Net revenue increase of 1.2% was driven by our underlying Organic Net Revenue growth of 4.3% and the impact of an acquisition, partially offset by unfavorable currency-related items and the impact of our 2023 divestiture of the developed market gum business. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing in all regions was due to the benefit of carryover pricing from 2023 as well as the effects of input cost-driven pricing actions taken during 2024. Overall, unfavorable volume/mix was driven by volume declines, reflecting the impacts of expected customer price negotiation disruptions in Europe primarily in the second quarter, consumer demand softness in the U.S. and Mexico in the first half of the year and geopolitical impacts in parts of AMEA, which were partially offset by favorable product mix. Unfavorable volume/mix was reflected in Europe and Latin America, partially offset by a gain in AMEA, while North America was essentially flat. The November 1, 2024 acquisition of Evirth added incremental net revenues of $72 million (constant currency basis) in 2024. Currency-related items decreased net revenues by $710 million, driven by unfavorable currency translation rate changes, partially offset by the adjustment for extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to most currencies, primarily the Argentinean peso, as well as the Brazilian real, Nigerian naira, Turkish Lira, Russian ruble, Egyptian pound, Mexican peso and Chinese yuan, partially offset by the strength of a few currencies relative to the U.S. dollar, including the British pound sterling, Polish zloty, euro and Colombian peso. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $484 million in 2024. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income
Operating income increased $843 million (15.3%) to $6,345 million in 2024, Adjusted Operating Income (1) increased $265 million (4.7%) to $5,899 million and Adjusted Operating Income on a constant currency basis increased $456 million (8.1%) to $6,090 million due to the following:

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Operating Income	$6,345	$5,502	$843	15.3%
Simplify to Grow Program (2)	149	131	18
Intangible asset impairment charges (3)	153	26	127
Mark-to-market gains from derivatives (4)	(543)	(189)	(354)
Acquisition integration costs and contingent consideration adjustments (5)	(315)	246	(561)
Inventory step-up (5)	3	—	3
Acquisition-related costs (5)	3	—	3
Gain on acquisition and divestitures (5)	(4)	(108)	104
Divestiture-related costs (5)	1	83	(82)
Operating results from divestitures (5)	—	(194)	194
Operating results from short-term distributor agreements	(2)	(3)	1
European Commission legal matter (6)	(3)	43	(46)
Incremental costs due to war in Ukraine (7)	3	(1)	4
ERP System Implementation costs (8)	78	—	78
Remeasurement of net monetary position (9)	31	98	(67)
Adjusted Operating Income (1)	$5,899	$5,634	$265	4.7%
Currency-related items	191	—	191
Adjusted Operating Income (constant currency) (1)	$6,090	$5,634	$456	8.1%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$1,889
Higher input costs	(1,079)
Unfavorable volume/mix	(149)
Higher selling, general and administrative expenses	(215)
Impact from acquisitions (5)	10
Higher amortization of intangible assets	(1)
Lower asset impairment charges	1
Total change in Adjusted Operating Income (constant currency) (1)	$456

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

(5)Refer to Note 2, Acquisitions and Divestitures, for more information on the November 1, 2024 acquisition of Evirth, October 1, 2023 sale of the developed market gum business, November 1, 2022 acquisition of Ricolino, August 1, 2022 acquisition of Clif Bar and the January 3, 2022 acquisition of Chipita.
(6)Refer to Note 14, Commitments and Contingencies, for more information.
(7)Refer to Note 1, Summary of Significant Accounting Policies – War in Ukraine, for more information.
(8)Refer to Recent Developments and Significant Items Affecting Comparability - ERP System Implementation, for additional information.
(9)Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for information on our application of highly inflationary accounting for Argentina, Türkiye, Egypt and Nigeria.

During 2024, we realized higher net pricing, which was partially offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2023 as well as the effects of input cost-driven pricing actions taken during 2024, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were in part due to higher cocoa, sugar, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower energy, edible oils, grains, dairy and packaging costs. Overall, unfavorable volume/mix was due to volume declines partially offset by favorable product mix. Unfavorable volume/mix was experienced in all regions.

Total selling, general and administrative expenses decreased $563 million from 2023, which was net of benefits from a number of factors noted in the table above, including in part, favorable contingent consideration adjustments related to the Clif Bar acquisition and lower acquisition integration costs, lapping prior-year divestiture-related costs, the elimination of costs from the developed market gum business divested in 2023, lower remeasurement loss of net monetary position, a favorable currency translation impact related to expenses and lapping prior-year impact from the European Commission legal matter, marginally offset by costs incurred for the ERP System Implementation program and higher implementation costs incurred for the Simplify to Grow program. Excluding these factors, selling, general and administrative expenses increased $215 million from 2023. The increase was driven primarily by higher advertising and consumer promotion costs and higher overhead costs in part due to increased investments in route to market capabilities.

Unfavorable currency-related items, net of the adjustment for extreme pricing in Argentina, decreased operating income by $191 million primarily due to the strength of the U.S. dollar relative to most currencies, including the Argentinean peso, Russian ruble, Brazilian real, Egyptian pound, Turkish lira, Chinese yuan and Nigerian naira, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the British pound sterling and Polish zloty.

Operating income margin increased from 15.3% in 2023 to 17.4% in 2024. The increase in operating income margin was driven primarily by favorable year-over-year change in acquisition integration costs and contingent consideration adjustments, favorable year-over-year change in mark-to-market gains/(losses) from commodity and currency hedging activities, higher Adjusted Operating Income margin, lower divestiture-related costs, lapping prior-year impact from the European Commission legal matter and lower remeasurement loss of net monetary position, partially offset by higher intangible asset impairment charges, lapping the prior-year gain and the impact from the developed market gum business divested in 2023 and costs incurred for the ERP System Implementation program. Adjusted Operating Income margin increased from 15.9% in 2023 to 16.2% in 2024. The increase was driven primarily by higher net pricing, lower manufacturing costs driven by productivity and overhead cost leverage, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International
Net earnings attributable to Mondelēz International of $4,611 million decreased by $(348) million (7.0%) in 2024. Diluted EPS attributable to Mondelēz International was $3.42 in 2024, down $(0.20) (5.5%) from 2023. Adjusted EPS (1) was $3.36 in 2024, up $0.28 (9.1%) from 2023. Adjusted EPS on a constant currency basis was $3.48 in 2024, up $0.40 (13.0%) from 2023.

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$3.42	$3.62	$(0.20)	(5.5)%
Simplify to Grow Program (2)	0.09	0.08	0.01
Intangible asset impairment charges (2)	0.08	0.01	0.07
Mark-to-market gains from derivatives (2)	(0.32)	(0.12)	(0.20)
Acquisition integration costs and contingent consideration adjustments (2)	(0.17)	0.14	(0.31)
Divestiture-related costs (2)	—	0.04	(0.04)
Operating results from divestitures (2) (3)	(0.07)	(0.17)	0.10
Gain on divestitures (2)	—	(0.08)	0.08
European Commission legal matter (2)	—	0.01	(0.01)
ERP System Implementation costs (2)	0.04	—	0.04
Remeasurement of net monetary position (2)	0.02	0.07	(0.05)
Impact from pension participation changes (2)	0.01	0.01	—
Initial impacts from enacted tax law changes (4)	0.02	0.06	(0.04)
Gain on marketable securities (5)	—	(0.34)	0.34
Loss/(gain) on equity method investment transactions (6)	0.24	(0.25)	0.49
Adjusted EPS (1)	$3.36	$3.08	$0.28	9.1%
Currency-related items	0.12	—	0.12
Adjusted EPS (constant currency) (1)	$3.48	$3.08	$0.40	13.0%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.24
Impact from acquisitions (2)	0.01
Change in benefit plan non-service income	0.01
Change in interest and other expense, net (6)	0.04
Change in dividend income from marketable securities	(0.01)
Change in income taxes (4)	0.05
Change in shares outstanding (7)	0.06
Total change in Adjusted EPS (constant currency) (1)	$0.40

(1)Refer to the Non-GAAP Financial Measures section appearing for additional information. The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•2024 taxes for the: Simplify to Grow Program were $(36) million, intangible asset impairment charges were $(40) million, mark-to-market gains from derivatives were $107 million, acquisition integration costs and contingent consideration adjustments were $89 million, operating results from divestitures were zero, ERP Systems Implementation costs were $(19) million, remeasurement of net monetary position were zero, impact from pension participation changes were $(3) million, initial impacts from enacted tax law changes were $24 million and loss on equity method investment transactions were $4 million.
•2023 taxes for the: Simplify to Grow Program were $(26) million, intangible asset impairment charges were $(6) million, mark-to-market gains from derivatives were $21 million, acquisition integration costs and contingent consideration adjustments were $(60) million, divestiture-related costs were $(25) million, operating results from divestitures were $46 million, gain on divestiture were $(8) million, European Commission legal matter were $(24) million, remeasurement of net monetary position were zero, impact from pension participation changes were $(3) million, initial impacts from enacted tax law changes were $83 million, gain on marketable securities were $133 million and gain on equity method investment transactions were $124 million.
(2)See the Operating Income table above and the related footnotes for more information.

(3)Divestitures include completed sales of businesses, partial or full sales of equity method investments and exits of major product lines upon completion of a sale or licensing agreement.
(4)Refer to Note 16, Income Taxes, for information on income taxes.
(5)Refer to Note 7, Investments, for more information on gains on marketable securities and gains and losses on equity method investment transactions.
(6)Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(7)Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 17, Earnings per Share, for earnings per share weighted-average share information.

2023 compared with 2022

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except per share data)
Net revenues	$36,016	$31,496	$4,520	14.4%
Operating income	5,502	3,534	1,968	55.7%
Net earnings attributable to Mondelēz International	4,959	2,717	2,242	82.5%
Diluted earnings per share attributable to Mondelēz International	3.62	1.96	1.66	84.7%

Net Revenues
Net revenues increased $4,520 million (14.4%) to $36,016 million in 2023, and Organic Net Revenue (1) increased $4,572 million (14.7%) to $35,570 million. Emerging markets net revenues increased 15.0% and emerging markets Organic Net Revenue increased 20.4% (1). Developed markets net revenues increased 13.9% and developed markets Organic Net Revenue increased 11.1%(1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

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
% Change
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

Operating Income
Operating income increased $1,968 million (55.7%) to $5,502 million in 2023, Adjusted Operating Income (1) increased $749 million (15.3%) to $5,634 million and Adjusted Operating Income on a constant currency basis increased $939 million (19.2%) to $5,824 million due to the following:

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Operating Income	$5,502	$3,534	$1,968	55.7%
Simplify to Grow Program (2)	131	122	9
Intangible asset impairment charges (3)	26	101	(75)
Mark-to-market (gains)/losses from derivatives (4)	(189)	326	(515)
Acquisition integration costs (5)	246	136	110
Inventory step-up (5)	—	25	(25)
Acquisition-related costs (5)	—	330	(330)
Gain on divestitures (5)	(108)	—	(108)
Divestiture-related costs (5)	83	18	65
Operating results from divestitures (5)	(194)	(148)	(46)
Operating results from short-term distributor agreements	(3)	—	(3)
2017 Malware incident recoveries, net	—	(37)	37
European Commission legal matter (6)	43	318	(275)
Incremental costs due to war in Ukraine (7)	(1)	121	(122)
Remeasurement of net monetary position (8)	98	40	58
Impact from pension participation changes (9)	—	(1)	1
Adjusted Operating Income (1)	$5,634	$4,885	$749	15.3%
Currency-related items	190	—	190
Adjusted Operating Income (constant currency) (1)	$5,824	$4,885	$939	19.2%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$4,143
Higher input costs	(2,522)
Favorable volume/mix	189
Higher selling, general and administrative expenses	(947)
Impact from acquisitions (5)	112
Higher asset impairment charges	(36)
Total change in Adjusted Operating Income (constant currency) (1)	$939
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

Unfavorable currency changes decreased operating income by $190 million, primarily due to the strength of the U.S. dollar relative to most currencies, including the Russian ruble, Argentinean peso, Egyptian pound, Chinese yuan, Indian rupee, Turkish lira, Australian dollar and South African rand, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the euro, Mexican peso, Brazilian real and Polish zloty.

Operating income margin decreased from 11.2% in 2022 to 15.3% in 2023. The decrease in operating income margin was driven primarily by the favorable year-over-year change in mark-to-market gains/(losses) from currency and commodity hedging activities, lapping prior year acquisition-related costs, lower impact from the European Commission legal matter, lower incremental costs due to the war in Ukraine, gain on the sale of our developed market gum business, lower intangible asset impairment charges, higher Adjusted Operating Income margin and lapping prior year inventory step-up charges, partially offset by higher acquisition integration costs and contingent consideration adjustments, higher divestiture-related costs, higher remeasurement loss of net monetary position and lapping prior year 2017 malware incident net recoveries. Adjusted Operating Income margin increased from 15.8% in 2022 to 15.9% in 2023. The increase was driven primarily by higher net pricing, overhead cost leverage, lower manufacturing costs driven by productivity and favorable product mix, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International
Net earnings attributable to Mondelēz International of $4,959 million increased by $2,242 million (82.5%) in 2023. Diluted EPS attributable to Mondelēz International was $3.62 in 2023, up $1.66 (84.7%) from 2022. Adjusted EPS (1) was $3.08 in 2023, up $0.41 (15.4%) from 2022. Adjusted EPS on a constant currency basis was $3.21 in 2023, up $0.54 (20.2%) from 2022.

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$3.62	$1.96	$1.66	84.7%
Simplify to Grow Program (2)	0.08	0.07	0.01
Intangible asset impairment charges (2)	0.01	0.05	(0.04)
Mark-to-market (gains)/losses from derivatives (2)	(0.12)	0.19	(0.31)
Acquisition integration costs and contingent consideration adjustments (2)	0.14	0.05	0.09
Inventory step-up	—	0.01	(0.01)
Acquisition-related costs (2)	—	0.19	(0.19)
Divestiture-related costs (2)	0.04	0.01	0.03
Operating results from divestitures (2)	(0.17)	(0.30)	0.13
Gain on marketable securities (6)	(0.34)	—	(0.34)
2017 Malware incident net recoveries	—	(0.02)	0.02
European Commission legal matter	0.01	0.23	(0.22)
Incremental costs due to war in Ukraine	—	0.09	(0.09)
Gain on divestitures (2)	(0.08)	—	(0.08)
Remeasurement of net monetary position (2)	0.07	0.03	0.04
Impact from pension participation changes (2)	0.01	0.01	—
Loss on debt extinguishment (3)	—	0.07	(0.07)
Initial impacts from enacted tax law changes (4)	0.06	0.01	0.05
Gain on equity method investment transactions (5)	(0.25)	0.02	(0.27)
Adjusted EPS (1)	$3.08	$2.67	$0.41	15.4%
Currency-related items	0.13	—	0.13
Adjusted EPS (constant currency) (1)	$3.21	$2.67	$0.54	20.2%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.47
Impact from acquisitions (2)	0.06
Change in benefit plan non-service income	(0.03)
Change in interest and other expense, net (6)	0.04
Dividend income from marketable securities	0.01
Change in equity method investment net earnings	0.01
Change in income taxes (4)	(0.05)
Change in shares outstanding (7)	0.03
Total change in Adjusted EPS (constant currency) (1)	$0.54

(1)The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•2023 taxes for the: Simplify to Grow Program were $(26) million, intangible asset impairment charges were $(6) million, mark-to-market gains from derivatives were $21 million, acquisition integration costs and contingent consideration adjustments were $(60) million, divestiture-related costs were $(25) million, operating results from divestitures were $46 million, gain on divestiture were $(8) million, European Commission legal matter were $(24) million, remeasurement of net monetary position were zero, impact from pension participation changes were $(3) million, initial impacts from enacted tax law changes were $83 million, gain on marketable securities were $133 million and gain on equity method investment transactions were $124 million.

•2022 taxes for the: Simplify to Grow Program were $(26) million, intangible asset impairment charge were $(25) million, mark-to-market losses from derivatives were $(56) million, acquisition integration costs and contingent consideration adjustments were $(72) million, inventory step-up charges were $(7) million, acquisition-related costs were $11 million, divestiture-related costs were $(9) million operating results from divestitures were $50 million, 2017 malware incident net recoveries were $10 million, European Commission legal matter were zero, incremental costs due to the war in Ukraine were $4 million, remeasurement of net monetary position were zero, impact from pension participation changes were $(3) million, loss on debt extinguishment and related expenses were $(31) million, initial impacts from enacted tax law changes were $17 million and loss on equity method investment transactions were $2 million.
(2)See the Adjusted Operating Income table above and the related footnotes for more information.
(3)Refer to Note 9, Debt and Borrowing Arrangements, for more information on losses on debt extinguishment.
(4)Refer to Note 16, Income Taxes, for information on income taxes.
(5)Refer to Note 7, Investments, for more information on gains and losses on equity method investment transactions.
(6)Excludes the currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(7)Refer to Note 12, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 17, Earnings per Share, for earnings per share weighted-average share information.

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

Our segment net revenues and operating earnings were:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Net revenues:
Latin America	$4,926	$5,006	$3,629
AMEA	7,296	7,075	6,767
Europe	13,309	12,857	11,420
North America	10,910	11,078	9,680
Net revenues	$36,441	$36,016	$31,496

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Operating income:
Latin America	$532	$529	$388
AMEA	1,192	1,113	929
Europe	2,068	1,978	1,481
North America	2,492	2,092	1,769
Unrealized gains/(losses) on hedging activities (mark-to-market impacts)	543	189	(326)
General corporate expenses	(330)	(356)	(245)
Amortization of intangible assets	(153)	(151)	(132)
Gain on acquisition and divestitures	4	108	—
Acquisition-related costs	(3)	—	(330)
Operating income	$6,345	$5,502	$3,534

Latin America

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$4,926	$5,006	$(80)	(1.6)%
Segment operating income	532	529	3	0.6%
	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$5,006	$3,629	$1,377	37.9%
Segment operating income	529	388	141	36.3%

2024 compared with 2023

Net revenues decreased $80 million (1.6%), due to unfavorable impact of currency-related items (6.2 pp) and unfavorable volume/mix (2.4 pp), partially offset by higher net pricing (7.0 pp). Currency-related items were unfavorable, net of the adjustment for extreme pricing in Argentina, due to currency translation rate changes. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Argentinean peso, Brazilian real, Mexican peso and Chilean peso, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Colombian peso. Overall, unfavorable volume/mix reflected volume declines due to consumer softness, primarily in Mexico and Argentina, partially offset by favorable product mix. Overall, unfavorable volume/mix was driven by declines in chocolate, candy, cheese & grocery and refreshment beverages, partially offset by gains in biscuits & baked snacks and gum. Higher net pricing, net of the adjustment for extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Argentina, Mexico and Brazil.

Segment operating income increased $3 million (0.6%), primarily due to higher net pricing, lower remeasurement loss on net monetary position, lower manufacturing costs driven by productivity, lower acquisition integration costs and lower other selling, general and administrative expenses. These favorable items were mostly offset by higher raw material costs, unfavorable currency-related items, unfavorable volume/mix, higher advertising and consumer promotion costs, higher costs incurred for the Simplify to Grow Program, costs incurred for the ERP Systems Implementation program and intangible asset impairment charges incurred in 2024.

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

AMEA

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$7,296	$7,075	$221	3.1%
Segment operating income	1,192	1,113	79	7.1%
	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$7,075	$6,767	$308	4.6%
Segment operating income	1,113	929	184	19.8%

2024 compared with 2023

Net revenues increased $221 million (3.1%), due to higher net pricing (5.5 pp) the impact of an acquisition (1.0 pp), and favorable volume/mix (0.7 pp), partly offset by unfavorable currency translation rate changes (4.1 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. The November 1, 2024 acquisition of Evirth added incremental net revenues of $72 million (constant currency basis) in 2024. Overall, favorable volume/mix reflected favorable product mix, partially offset by volume declines reflecting the impact of geopolitical events in the region. Favorable volume/mix was driven by gains in gum, biscuits & baked snacks, chocolate and cheese & grocery, partially offset by declines in refreshment beverages and candy. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Nigerian naira, Egyptian pound, Chinese yuan, Indian rupee, Vietnam dong, Philippine peso and Japanese yen.

Segment operating income increased $79 million (7.1%), primarily due to higher net pricing, lower manufacturing costs driven by productivity and the impact from our Evirth acquisition. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency translation rate changes, higher other selling, general and administrative expenses, unfavorable volume/mix, costs incurred for the ERP Systems Implementation program, higher acquisition integration costs and contingent consideration adjustments and an intangible asset impairment charge incurred in 2024.

2023 compared with 2022

Net revenues increased $308 million (4.6%), due to higher net pricing (8.6 pp) and favorable volume/mix (3.1 pp), partially offset by unfavorable currency (7.1 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable volume/mix reflected overall volume gains from increased demand for most of our snack category products. Favorable volume/mix was driven by gains in chocolate, gum, candy and refreshment beverages, partially offset by declines in biscuits & baked snacks and cheese & grocery. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Egyptian pound, Indian rupee, Chinese yuan, Nigerian naira, Australian dollar, South African Rand, Pakistan rupee and Japanese yen.

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

Europe

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$13,309	$12,857	$452	3.5%
Segment operating income	2,068	1,978	90	4.6%
	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$12,857	$11,420	$1,437	12.6%
Segment operating income	1,978	1,481	497	33.6%

2024 compared with 2023

Net revenues increased $452 million (3.5%), due to higher net pricing (7.8 pp), partially offset by unfavorable volume/mix (2.1 pp), the impact of divestitures (1.4 pp) and unfavorable currency translation rate changes (0.8 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories except cheese & grocery. Overall, unfavorable volume/mix reflected volume declines due to the impact from customer price negotiation disruptions primarily in the second quarter, partially offset by favorable product mix. Unfavorable volume/mix was driven by declines in chocolate, biscuits & baked snacks, refreshment beverages, candy and gum, partially offset by a gain in cheese & grocery. The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $174 million. Unfavorable currency translation rate changes reflected the strength of the U.S. dollar relative to most currencies across the region, including the Turkish lira, Russian ruble and Ukrainian hryvnya, partially offset by the strength of a few currencies relative to the U.S. dollar, including the British pound sterling, Polish zloty and euro.

Segment operating income increased $90 million (4.6%), primarily due to higher net pricing, lower divestiture-related costs, lower impact from the European Commission legal matter, lower costs incurred for the Simplify to Grow Program, lower manufacturing costs driven by productivity and lower remeasurement loss on net monetary position. These favorable items were partially offset by higher raw material costs, higher intangible asset impairment charges, higher advertising and consumer promotion costs, lapping prior-year operating results from the developed market gum business divested in 2023, unfavorable volume/mix, unfavorable currency translation rate changes, higher other selling, general and administrative expenses, costs incurred for the ERP Systems Implementation program and higher fixed asset impairment costs.

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

North America

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(in millions)
Net revenues	$10,910	$11,078	$(168)	(1.5)%
Segment operating income	2,492	2,092	400	19.1%
	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(in millions)
Net revenues	$11,078	$9,680	$1,398	14.4%
Segment operating income	2,092	1,769	323	18.3%

2024 compared with 2023

Net revenues decreased $168 million (1.5%), due to the impact of divestitures (2.8 pp), unfavorable currency translation rate changes (0.2 pp) and flat volume/mix (– pp), partially offset by higher net pricing (1.5 pp). The impact of our 2023 divestiture of the developed market gum business resulted in a year-over-year reduction in net revenues of $310 million. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to the Canadian dollar. Volume/mix was flat for the year as volume trends improved in the second half of 2024 offsetting consumer softness experienced in the U.S. in the first half of 2024. Overall, a volume/mix gain in chocolate was offset by declines in biscuits & baked snacks and candy. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories.

Segment operating income increased $400 million (19.1%), primarily due to a favorable contingent consideration adjustment related to Clif Bar as well as lower acquisition integration costs, higher net pricing, lower manufacturing costs due to productivity, lapping prior-year intangible asset impairment charges, lower divestiture-related costs, lower other selling, general and administrative expenses and lower fixed asset impairment charges. These favorable items were partially offset by higher raw material costs, lapping prior-year operating results from the developed market gum business divested in 2023, unfavorable volume/mix, higher costs incurred for the Simplify to Grow Program, higher advertising and consumer promotion costs and costs incurred for the ERP Systems Implementation program.

2023 compared with 2022

Net revenues increased $1,398 million (14.4%), due to higher net pricing (9.5 pp), the impact of acquisitions (5.6 pp) and flat volume/mix (- pp), partially offset by the impact of divestitures (0.4 pp) and unfavorable currency (0.3 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. The August 1, 2022 acquisition of Clif Bar added incremental net revenues of $529 million through the one-year anniversary of the acquisition in 2023. Overall, volume/mix was flat as slight volume gains were offset by unfavorable mix. Flat volume/mix was driven by gains in candy and chocolate offset by a decline in biscuits & baked snacks. While the impact of divestitures reflected a year-over-year increase in net revenues of $12 million (net of the loss of revenue for the fourth quarter) from our 2023 divested developed market gum business, it had a negative impact on the net revenue growth rate as the divested business did not grow as fast as the remaining segment. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

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

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. We expect to continue to utilize our commercial paper program and international credit lines as needed. We continually evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity, and we continue to monitor our global operations including the impact of ongoing or new conflicts in Ukraine and the Middle East. To date, we have been successful in generating cash and raising financing as needed. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, results of operations and financial condition.

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

For a full discussion related to the financial condition for the fiscal year ended December 31, 2022, including a year-to-year comparison between 2023 and 2022, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short and long-term financial commitments. Our cash flow activity over the last three years is noted below:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Net cash provided by/(used in):
Operating activities	$4,910	$4,714	$3,908
Investing activities	526	2,812	(4,888)
Financing activities	(5,780)	(7,558)	(456)

Net Cash Provided by Operating Activities
The increase in net cash provided by operating activities in 2024 was primarily due to an increase in cash-basis net earnings, largely due to operating gains, partially offset by unfavorable year-over-year working capital movements, including the payment of the European Commission matter. Refer to Note 14, Commitments and Contingencies for additional information.

Net Cash Used in/Provided by Investing Activities
The reduction in net cash provided by investing activities was largely driven by lapping prior year proceeds from the developed market gum divestiture combined with lower proceeds from the current year JDEP share sale as compared to the prior year KDP and JDEP share sales, higher capital expenditures and cash consideration paid for the Evirth acquisition. Refer to Note 2, Acquisitions and Divestitures and Note 7, Investments for more information.

Capital expenditures were $1,387 million in 2024, $1,112 million in 2023 and $906 million in 2022. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2025 capital expenditures to be up to $1.4 billion, including capital expenditures in connection with our ERP System Implementation program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The decrease in net cash used in financing activities was primarily due to higher debt proceeds combined with lower debt repayments, partially offset by higher share repurchases and an increase in dividends paid to shareholders in 2024.

Dividends
We paid dividends of $2,349 million in 2024, $2,160 million in 2023 and $1,985 million in 2022. On July 30, 2024, the Audit Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.470 per share of Class A Common Stock, an increase of 11 percent, which would be $1.88 per common share on an annualized basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

For U.S. income tax purposes only, the Company has determined that 100% of the distributions paid to its shareholders in 2024 are characterized as a qualified dividend paid from U.S. earnings and profits. See Note 13, Capital Stock, to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities, for information on our share repurchase program.

Guarantees
As discussed in Note 14, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of December 31, 2024 and December 31, 2023, we had no material third-party guarantees recorded on our consolidated balance sheets. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital or other financing needs.

At our July 2024 meeting, the Board of Directors approved a new $2 billion long-term financing authorization that replaced the prior long-term financing authorization of $2 billion. As of December 31, 2024, $1.5 billion of the long-term financing authorization remained available.

Our total debt was $17.7 billion at December 31, 2024 and $19.4 billion at December 31, 2023. Our debt-to-capitalization ratio was 0.40 at December 31, 2024 and 0.41 at December 31, 2023. The weighted-average term of our outstanding long-term debt was 7.7 years at December 31, 2024 and 7.8 years at December 31, 2023. Our average daily commercial borrowings were $1.1 billion in 2024, $2.1 billion in 2023 and $1.6 billion in 2022.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. Refer to Note 9, Debt and Borrowing Arrangements. The operations held by MIHN generated approximately 73.1% (or $26.6 billion) of the $36.4 billion of consolidated net revenue during fiscal year 2024 and represented approximately 81.9% (or $22.1 billion) of the $27.0 billion of net assets as of December 31, 2024.

Refer to Note 9, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During 2024, the primary drivers of the increase in our aggregate commodity costs were higher cocoa, sugar, nuts and other ingredient costs as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower energy, edible oils, grains, dairy and packaging costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

A number of external factors such as the current macroeconomic environment, including global inflation, effects of geopolitical uncertainty, climate and weather conditions, commodity, transportation and labor market conditions, exchange rate volatility and the effects of local and global regulations, including trade policies, governmental agricultural or other programs affect the availability and cost of raw materials and agricultural materials used in our products. In particular, the supply of cocoa is exposed to many of these factors, including climate change and weather events, local regulations in cocoa-producing countries, and global regulations such as the EU Deforestation Regulation (which requires companies to ensure that the products they place on the EU market or export from it are not associated with deforestation). These factors could impact the supply of cocoa, which could potentially limit our ability to produce our products and significantly impact profitability.

During 2024, price volatility and the higher aggregate cost environment increased due to international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, we expect to face higher cocoa costs in the near- and medium-term due to these factors. For example, the market price for cocoa beans on the Intercontinental Exchange in London was 161% higher on the last trading day of the fourth quarter of 2024 compared to the same day in the fourth quarter of 2023 and it is likely that prices will remain elevated for some time. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant impact on our profitability.

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
•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International (the most comparable U.S. GAAP financial measure) from continuing operations excluding the impacts of the items listed in the Adjusted Operating Income definition as well as losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; mark-to-market unrealized gains or losses and realized gains or losses from marketable securities (17); initial impacts from enacted tax law changes (18); and gains or losses on equity method investment transactions (19). We also evaluate growth in our Adjusted EPS on a constant currency basis (4). We believe Adjusted EPS provides improved comparability of underlying operating results.

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
(7)Acquisition-related costs, which includes transaction costs such as third party advisor, investment banking and legal fees, also includes one-time compensation expense related to the buyout of non-vested employee stock ownership plan (“ESOP”) shares and realized gains or losses from hedging activities associated with acquisition funds. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(8)Acquisition integration costs and contingent consideration adjustments include one-time costs related to the integration of acquisitions as well as any adjustments made to contingent compensation liabilities for earn-outs related to acquisitions that do not relate to recurring employee compensation expense. We exclude these items to better facilitate comparisons of our underlying operating performance across periods. See Note 10, Financial Instruments - Fair Value of Contingent Consideration for additional information.
(9)In the third quarter of 2022, we began to exclude the one-time inventory step-up charges associated with acquired companies related to the fair market valuation of the acquired inventory. We exclude this item to better facilitate comparisons of our underlying operating performance across periods.
(10)In connection with our applying highly inflationary accounting (refer to Note 1, Summary of Significant Accounting Policies), for Argentina (beginning in the third quarter of 2018), Türkiye (beginning in the second quarter of 2022) and Egypt and Nigeria (beginning in the fourth quarter of 2024), we exclude the related remeasurement gains or losses related to remeasuring net monetary assets or liabilities denominated in the local currency to the U.S. dollar during the periods presented and the realized gains and losses from derivatives that mitigate the foreign currency volatility related to the remeasurement of the respective net monetary assets or liabilities during the periods presented.
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
(14)In the fourth quarter of 2022, we began to exclude the impact from the European Commission legal matter. In November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. On January 28, 2021, the European Commission announced it had taken the next procedural step in its investigation and opened formal proceedings. As of December 31, 2022, we recorded an estimate of the possible cost to resolve this matter. We have cooperated with the investigation and reached a negotiated, resolution to this matter. We subsequently adjusted our accrual accordingly and fulfilled our payment obligation in August 2024. Due to the unique nature of this matter, we believe it to be infrequent and unusual and therefore exclude it to better facilitate comparisons of our underlying operating performance across periods. Refer to Note 14, Commitments and Contingencies for additional information.
(15)The impact from pension participation changes represents the charges incurred when employee groups are withdrawn from multiemployer pension plans and other changes in employee group pension plan participation. We exclude these charges from our non–GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 11, Benefit Plans, for additional information on the multiemployer pension plan withdrawal.
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
(18)We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and the transition tax from the 2017 U.S. tax reform. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law.
(19)We exclude gains and losses on equity method transactions including impairments of our equity method investments. In addition, we also exclude from our non-GAAP financial measures any gains or losses realized on economic hedges on sales proceeds from our equity method investment transactions, which have been recorded in Interest and other expense, net. These items are not indicative of underlying operations and are excluded to better facilitate comparisons of our underlying operating performance across periods.

We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures vary among companies, the non-GAAP financial measures presented in this report may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measures. A limitation of these non-GAAP financial measures is they exclude items that have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the tables that reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-K, which can be found above under Consolidated Results of Operations.

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

In 2024, 2023 and 2022, there were no impairments of goodwill. In connection with our 2024 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

Annually, we assess indefinite-life intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these assets. If potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand’s global fair value. If the carrying value of the asset exceeds its estimated fair value, the asset is impaired and its carrying value is reduced to the estimated fair value.

In 2024, we recorded $153 million of intangible asset impairment charges related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy and one biscuit brand in the Latin America segment. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We use several accepted valuation methods, including relief from royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand's global fair value. We identified thirteen brands, as part of our annual test, that each had a fair value in excess of book value of 10% or less. The aggregate value of the thirteen brands was $2.9 billion as of December 31, 2024. We believe our current plans for each of these brands will allow them to not be impaired, but if plans to grow brand revenue and earnings, and expand margin are not met or specific valuation factors outside of our control, such as discount rates change significantly, then a brand or brands could become impaired in the future. In 2023, we recorded $26 million of intangible asset impairment charges related to a chocolate brand in North America and a biscuit brand in Europe. In 2022, we recorded $101 million of intangible asset impairment charges related to two biscuit brands in AMEA.

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

As a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase/(decrease), on our annual benefit plan costs:

	As of December 31, 2024
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$2	$(2)	$(14)	$19
Effect of change in expected rate of return on plan assets on pension costs	(7)	7	(36)	36
Effect of change in discount rate on postretirement health care costs	(1)	1	—	—

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

Value at Risk
We use a value at risk (“VAR”) computation to estimate: 1) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments; and 2) the potential one-day loss in pre-tax earnings of our currency and commodity price-sensitive derivative financial instruments. The VAR analysis was done separately as of each quarter end for our currency exchange, fixed income and commodity risk portfolios using historical market movements. The instruments included in the VAR computation were currency exchange forwards and options for currency exchange risk, debt and swaps for interest rate risk, and commodity forwards, futures and options for commodity risk. Excluded from the computation were anticipated transactions, currency trade payables and receivables, and net investments in non-U.S. subsidiaries, which the above-mentioned instruments are intended to hedge.

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2024 and 2023, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2024 and December 31, 2023, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/24	Average	High	Low	At 12/31/24	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$76	$84	$95	$76
Foreign currency rates	$22	$34	$46	$22
Commodity prices	21	49	99	14
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/23	Average	High	Low	At 12/31/23	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$119	$144	$234	$89
Foreign currency rates	$14	$17	$18	$14
Commodity prices	21	40	86	18

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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mondelēz International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mondelēz International, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded Evirth (Shanghai) Industrial Co., Ltd (“Evirth”) from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Evirth from our audit of internal control over financial reporting. Evirth is a majority-owned subsidiary whose total assets and total net revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.37% and 0.19%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Indefinite-Life Intangible Assets Annual Impairment Assessments for Certain Brand Names

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-life intangible assets balance was $17.8 billion as of December 31, 2024, which consists principally of brand names. At least annually management assesses indefinite-life intangible assets for impairment and if significant potential impairment risk exists for a specific asset, management quantitatively tests the asset for impairment by comparing its estimated fair value with its carrying value. Management estimates fair value using several accepted valuation methods, including relief from royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates to determine a brand name’s fair value.

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
February 5, 2025

We have served as the Company’s auditor since 2001.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Years Ended December 31
(in millions of U.S. dollars, except per share data)

	2024	2023	2022
Net revenues	$36,441	$36,016	$31,496
Cost of sales	(22,184)	(22,252)	(20,184)
Gross profit	14,257	13,764	11,312
Selling, general and administrative expenses	(7,439)	(8,002)	(7,384)
Asset impairment and exit costs	(324)	(217)	(262)
Gain on acquisition and divestitures	4	108	—
Amortization of intangible assets	(153)	(151)	(132)
Operating income	6,345	5,502	3,534
Benefit plan non-service income	96	82	117
Interest and other expense, net	(180)	(310)	(423)
Gain on marketable securities	—	606	—
Earnings before income taxes	6,261	5,880	3,228
Income tax provision	(1,469)	(1,537)	(865)
(Loss)/gain on equity method investment transactions	(337)	465	(22)
Equity method investment net earnings	168	160	385
Net earnings	4,623	4,968	2,726
less: Noncontrolling interest earnings	(12)	(9)	(9)
Net earnings attributable to Mondelēz International	$4,611	$4,959	$2,717
Per share data:
Basic earnings per share attributable to Mondelēz International	$3.44	$3.64	$1.97
Diluted earnings per share attributable to Mondelēz International	$3.42	$3.62	$1.96
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
For the Years Ended December 31
(in millions of U.S. dollars)

	2024	2023	2022
Net earnings	$4,623	$4,968	$2,726
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(1,453)	229	(725)
Pension and other benefit plans	(79)	(218)	274
Derivative cash flow hedges	(3)	(15)	114
Total other comprehensive earnings/(losses)	(1,535)	(4)	(337)
Comprehensive earnings	3,088	4,964	2,389
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(2)	(4)	5
Comprehensive earnings attributable to Mondelēz International	$3,086	$4,960	$2,394
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Balance Sheets, as of December 31
(in millions of U.S. dollars, except share data)

	2024	2023
ASSETS
Cash and cash equivalents	$1,351	$1,810
Trade receivables, less allowance ($37 and $66, respectively)	3,874	3,634
Other receivables, less allowance ($37 and $50, respectively)	937	878
Inventories, net	3,827	3,615
Other current assets	3,253	1,766
Total current assets	13,242	11,703
Property, plant and equipment, net	9,481	9,694
Operating lease right-of-use assets	767	683
Goodwill	23,017	23,896
Intangible assets, net	18,848	19,836
Prepaid pension assets	987	1,043
Deferred income taxes	333	408
Equity method investments	635	3,242
Other assets	1,187	886
TOTAL ASSETS	$68,497	$71,391
LIABILITIES
Short-term borrowings	$71	$420
Current portion of long-term debt	2,014	2,101
Accounts payable	9,433	8,321
Accrued marketing	2,558	2,683
Accrued employment costs	928	1,158
Other current liabilities	4,545	4,330
Total current liabilities	19,549	19,013
Long-term debt	15,664	16,887
Long-term operating lease liabilities	623	537
Deferred income taxes	3,425	3,292
Accrued pension costs	391	437
Accrued postretirement health care costs	98	124
Other liabilities	1,789	2,735
TOTAL LIABILITIES	41,539	43,025
Commitments and Contingencies (Note 14)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,276	32,216
Retained earnings	36,476	34,236
Accumulated other comprehensive losses	(12,471)	(10,946)
Treasury stock, at cost (678,708,640 and 648,055,073 shares, respectively)	(29,349)	(27,174)
Total Mondelēz International Shareholders’ Equity	26,932	28,332
Noncontrolling interest	26	34
TOTAL EQUITY	26,958	28,366
TOTAL LIABILITIES AND EQUITY	$68,497	$71,391
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Balances at January 1, 2022	$—	$32,097	$30,806	$(10,624)	$(24,010)	$54	$28,323
Comprehensive earnings/(losses):
Net earnings	—	—	2,717	—	—	9	2,726
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(323)	—	(14)	(337)
Exercise of stock options and issuance of other stock awards	—	46	(20)	—	216	—	242
Common Stock repurchased	—	—	—	—	(2,000)	—	(2,000)
Cash dividends declared ($1.470 per share)	—	—	(2,025)	—	—	—	(2,025)
Dividends paid on noncontrolling interest and other activities	—	—	3	—	—	(12)	(9)
Balances at December 31, 2022	$—	$32,143	$31,481	$(10,947)	$(25,794)	$37	$26,920
Comprehensive earnings/(losses):
Net earnings	—	—	4,959	—	—	9	4,968
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	1	—	(5)	(4)
Exercise of stock options and issuance of other stock awards	—	73	(6)	—	199	—	266
Common Stock repurchased	—	—	—	—	(1,579)	—	(1,579)
Cash dividends declared ($1.620 per share)	—	—	(2,209)	—	—	—	(2,209)
Dividends paid on noncontrolling interest and other activities	—	—	11	—	—	(7)	4
Balances at December 31, 2023	$—	$32,216	$34,236	$(10,946)	$(27,174)	$34	$28,366
Comprehensive earnings/(losses):
Net earnings	—	—	4,611	—	—	12	4,623
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(1,525)	—	(10)	(1,535)
Exercise of stock options and issuance of other stock awards	—	60	5	—	213	—	278
Common Stock repurchased	—	—	—	—	(2,388)	—	(2,388)
Cash dividends declared ($1.790 per share)	—	—	(2,397)	—	—	—	(2,397)
Dividends paid on noncontrolling interest and other activities	—	—	21	—	—	(10)	11
Balances at December 31, 2024	$—	$32,276	$36,476	$(12,471)	$(29,349)	$26	$26,958
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions of U.S. dollars)

	2024	2023	2022
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$4,623	$4,968	$2,726
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,302	1,215	1,107
Stock-based compensation expense	147	146	120
Deferred income tax provision/(benefit)	257	(37)	(42)
Asset impairments and accelerated depreciation	267	128	233
Gain on acquisition and divestitures	(4)	(108)	—
Loss/(gain) on equity method investment transactions	337	(465)	22
Equity method investment net earnings	(175)	(160)	(385)
Distributions from equity method investments	115	137	184
Unrealized (gain)/loss on derivative contracts	(627)	(171)	338
Gain on marketable securities	—	(593)	—
Contingent consideration adjustments	(389)	125	47
Other non-cash items, net	26	38	71
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(519)	(628)	(719)
Inventories, net	(458)	(193)	(635)
Accounts payable	1,682	264	715
Other current assets	(591)	(120)	(286)
Other current liabilities	(932)	354	638
Change in pension and postretirement assets and liabilities, net	(151)	(186)	(226)
Net cash provided by operating activities	4,910	4,714	3,908
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,387)	(1,112)	(906)
Acquisitions, net of cash received	(240)	19	(5,286)
Proceeds from divestitures including equity method and marketable security investments	2,294	4,099	601
Proceeds from derivative settlements	320	177	768
Payments for derivative settlements	(199)	(81)	(86)
Contributions to investments	(278)	(309)	(24)
Proceeds from sale of property, plant and equipment and other	16	19	45
Net cash provided by/(used in) by investing activities	526	2,812	(4,888)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	—	67	—
Repayments of commercial paper, maturities greater than 90 days	—	(67)	—
Net (repayments)/issuances of short-term borrowings	(343)	(1,869)	1,914
Long-term debt proceeds	1,671	277	4,490
Long-term debt repayments	(2,554)	(2,432)	(3,032)
Repurchases of Common Stock	(2,334)	(1,547)	(2,017)
Dividends paid	(2,349)	(2,160)	(1,985)
Other	129	173	174
Net cash used in financing activities	(5,780)	(7,558)	(456)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(140)	(32)	(169)
Cash, cash equivalents and restricted cash:
Decrease	(484)	(64)	(1,605)
Balance at beginning of period	1,884	1,948	3,553
Balance at end of period	$1,400	$1,884	$1,948
Cash paid:
Interest	$554	$568	$551
Income taxes	$1,474	$1,607	$1,103

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

Use of Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and assumptions that affect a number of amounts in our consolidated financial statements. Significant estimates include valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, restructuring program liabilities, contingent consideration, marketing program accruals, insurance and self-insurance reserves, pension and benefit plan assumptions and income taxes. We base our estimates on historical experience, expectations of future impacts and other assumptions that we believe are reasonable. Given the uncertainty of the global economic environment, our estimates could be significantly different than future performance. If actual amounts differ from estimates, we include the updates in our consolidated results of operations in the period the actual amounts become known.

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

During the fourth quarter of 2024, primarily based on published estimates indicating three-year cumulative inflation rates exceeding 100% for Egypt and Nigeria, we concluded that both countries became highly inflationary economies for accounting purposes. We began to apply highly inflationary accounting for our subsidiaries operating in Egypt and Nigeria and changed their functional currencies from the Egyptian Pound and Nigerian Naira, respectively, to the U.S. dollar during the fourth quarter of 2024.

At this time, within our consolidated entities, Argentina, Türkiye, Egypt and Nigeria are accounted for as highly inflationary economies. Argentina, Türkiye, Egypt and Nigeria represent 1.5%, 0.7%, 0.4% and 0.2%, respectively, of our consolidated net revenues for the year ended December 31, 2024. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

The share of our remeasurement gains/(losses) for the highly inflationary countries are summarized as follows (1):

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Argentina	$(17)	$(79)	$(39)
Türkiye	(15)	(19)	(1)
Total losses	$(32)	$(98)	$(40)

(1)Remeasurement gains for Egypt and Nigeria were not material in 2024.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with financial institutions and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $49 million as of December 31, 2024 and $74 million as of December 31, 2023. Total cash, cash equivalents and restricted cash was $1,400 million as of December 31, 2024 and $1,884 million as of December 31, 2023.

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

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2023	$(45)	$(59)	$(14)
Net (provision)/recovery for expected credit losses	(24)	4	1
Write-offs charged against the allowance	8	1	—
Recoveries of amounts previously written off	(1)	—	(1)
Currency	(4)	4	(1)
Balance at December 31, 2023	(66)	(50)	(15)
Net recovery/(provision) for expected credit losses	14	9	(2)
Write-offs charged against the allowance	3	1	5
Currency	12	3	(4)
Balance at December 31, 2024	$(37)	$(37)	$(16)

Transfers of Financial Assets
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have nonrecourse factoring arrangements in which we sell eligible trade receivables primarily to financial institutions in exchange for cash. We may continue to collect the receivables sold, acting solely as a collecting agent on behalf of the financial institutions. The outstanding principal amount of receivables under these arrangements amounted to $159 million as of December 31, 2024, $262 million as of December 31, 2023 and $516 million as of December 31, 2022. The incremental costs of factoring receivables under these arrangements were not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statements of cash flows.

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

Internal Use Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years.

Cloud Computing Arrangements
We capitalize certain implementation costs of cloud computing arrangements during the application-development stage, consistent with the capitalization criteria used for internal use software. Capitalized costs are recorded to other assets on the consolidated balance sheets and within net cash provided by operating activities on the consolidated statement of cash flows. Capitalized cloud computing arrangement implementation costs are amortized using the straight-line method over the remaining term of the contract.

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

Annually, we assess indefinite-life intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these intangible assets. If potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. During our annual testing, we use several accepted valuation methods, including relief from royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates in determining a brand’s global fair value. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value.

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

Marketing, Advertising and Research and Development
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. For interim reporting purposes, advertising, consumer promotion and marketing research expenses are charged to operations as a percentage of volume, based on estimated sales volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $2,112 million in 2024, $2,057 million in 2023 and $1,670 million in 2022. We expense product research and development costs as incurred. Research and development expense was $400 million in 2024, $380 million in 2023 and $346 million in 2022. We record marketing and advertising as well as research and development expenses within selling, general and administrative expenses.

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

DSUs are typically granted to selected management employees on an annual basis and vest over three years. Dividend equivalents are paid during the vesting period for DSUs granted prior to February 27, 2024. For DSUs granted on or after February 27, 2024, dividend equivalents accumulated over the vesting period are paid after vesting. The fair value of our DSUs and other stock-based awards is measured at the market price of our Common Stock on the grant date.

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

Commodity derivatives. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity forward, futures, option and swap contracts. Commodity forward contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases exception. We sell commodity futures to hedge future purchase commitments. We occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and do not use financial instruments for speculative purposes. Any mark-to-market gains or losses are recorded in earnings (see Note 10, Financial Instruments, for additional information).

Currency exchange derivatives. We enter into currency exchange forward, futures, option and swap contracts to mitigate our exposure to changes in exchange rates from third-party and intercompany current and forecasted transactions. Any mark-to-market gains or losses are recorded in earnings (see Note 10, Financial Instruments, for additional information).

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

The roll-forward of our outstanding obligations confirmed as valid under our SCF program are as follows:

For the Year Ended December 31,
2024
(in millions)
Confirmed obligations outstanding at the beginning of the year	$2,387
New invoices confirmed during the year	10,378
Confirmed invoices paid during the year	(9,133)
Currency	(123)
Confirmed obligations outstanding at the end of the year	$3,509

New Accounting Pronouncements
In September 2022, the FASB issued an ASU which enhances the transparency of supplier finance programs by requiring additional disclosure about the key terms of these programs and a roll-forward of the related obligations to understand the effects of these programs on working capital, liquidity and cash flows. The ASU is effective for fiscal years beginning after December 15, 2022, except for the roll-forward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We adopted, with the exception of the roll-forward requirement in the first quarter of 2023 and the subsequent roll-forward requirement on a prospective basis in the fourth quarter of 2024. This adoption did not have a material impact on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued an ASU which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. We adopted this standard, retrospectively to all comparative periods, in the fourth quarter of 2024 and it did not have a material impact on our consolidated financial statements and related segment disclosures.

In December 2023, the FASB issued an ASU which enhances the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued an ASU which requires incremental disclosures in the notes to the financial statements to disaggregate certain income statement expense line items. The ASU is effective for fiscal years beginning after December 15, 2026 and early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related disclosures.

Note 2. Acquisitions and Divestitures

Acquisitions

Evirth
On November 1, 2024, we acquired Evirth (Shanghai) Industrial Co., Ltd. (“Evirth”), a leading manufacturer of cakes and pastries in China. The acquisition will continue to expand our growth in the cakes and pastries categories. The cash consideration paid for Evirth totaled ¥1.7 billion ($240 million), net of cash received.

We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation as of December 31, 2024.

Within definite-lived intangible assets, we allocated $117 million to customer relationships which have an estimated useful life of 17 years. The fair value of customer relationships at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of the intangible assets include discounted cash flows, customer attrition rates and discount rates.

Goodwill of $122 million was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across China. None of the goodwill recognized will be deductible for income tax purposes. All of the goodwill was assigned to the AMEA operating segment. For further detail, refer to Note 6. Goodwill and Intangible Assets.

We incurred acquisition integration and contingent consideration adjustment costs of $8 million, acquisition-related costs of $3 million and an inventory step-up charge of $3 million in 2024.

Ricolino
On November 1, 2022, we acquired 100% of the equity of Grupo Bimbo's confectionery business, Ricolino, located primarily in Mexico. The acquisition of Ricolino builds on our continued prioritization of fast-growing snacking segments in key geographies. The cash consideration paid for Ricolino totaled 26 billion Mexican pesos ($1.3 billion), net of cash received.

We incurred acquisition integration costs of $21 million in 2024, $50 million in 2023 and $11 million in 2022. In 2022, we also incurred an inventory step-up charge of $5 million and recorded several items within acquisition-related costs that resulted in income of $64 million as realized gains related to hedging contracts associated with acquisition funds more than offset other acquisition transaction costs.

Clif Bar
On August 1, 2022, we acquired 100% of the equity of Clif Bar & Company (“Clif Bar”), a leading U.S. maker of nutritious energy bars with organic ingredients. The acquisition expands our global snack bar business and complements our refrigerated snacking and performance nutrition bar portfolios. The total cash payment of $2.9 billion includes purchase price consideration of $2.6 billion, net of cash received, and one-time compensation expense of $0.3 billion related to the buyout of the non-vested employee stock ownership plan ("ESOP") shares. This compensation expense is considered an acquisition-related cost. We also incurred a contingent consideration liability with an acquisition date fair value of $440 million.

We recorded a net gain in acquisition integration costs and contingent consideration adjustments of $393 million in 2024 and incurred acquisition integration costs and contingent consideration adjustments of $164 million in 2023 and $30 million in 2022. Refer to Note 10, Financial Instruments for additional information on the changes to the contingent consideration liability. We also incurred acquisition-related costs of $296 million, primarily related to the buyout of the non-vested ESOP shares, and an inventory step-up charge of $20 million in 2022.

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

We incurred acquisition integration costs of $20 million in 2024, $17 million in 2023 and $90 million in 2022. We incurred acquisition-related costs of $22 million in 2022.

Divestitures

Developed Market Gum
On October 1, 2023, we completed the sale of our developed market gum business in the United States, Canada and Europe to Perfetti Van Melle Group, excluding the Portugal business which we retained pending regulatory approval. After obtaining the regulatory approval, we completed the sale of the Portugal business to Perfetti Van Melle Group on October 23, 2023. We received cash proceeds of $1.4 billion. We recorded a pre-tax gain of $108 million on the sale. We recorded divestiture-related costs of $1 million in 2024, $83 million in 2023 and $15 million in 2022.

This disposition was not considered a strategic shift that would have a major effect on our operations or financial results; therefore, the results of the disposed business were not classified as discontinued operations.

Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Raw materials	$1,058	$973
Finished product	2,940	2,790
	3,998	3,763
Inventory reserves	(171)	(148)
Inventories, net	$3,827	$3,615

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Land and land improvements	$373	$384
Buildings and building improvements	3,453	3,452
Machinery and equipment	12,732	12,736
Construction in progress	1,058	1,118
	17,616	17,690
Accumulated depreciation	(8,135)	(7,996)
Property, plant and equipment, net	$9,481	$9,694

Capital expenditures as presented on the statement of cash flow were approximately $1.4 billion, $1.1 billion and $0.9 billion for the years ending December 31, 2024, 2023 and 2022, respectively, and excluded $458 million, $471 million and $324 million, respectively, for accrued capital expenditures not yet paid.

Note 5. Leases

We have operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. Our leases generally have remaining lease terms of 1 to 15 years, some of which include options to extend the leases for up to 10 years.

The components of lease costs were as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Operating lease cost	$234	$223	$213

Finance lease cost:
Amortization of ROU assets	144	130	95
Interest on lease liabilities	18	15	8

Short-term lease cost	15	12	11
Variable lease cost	637	766	602

Sublease income	(3)	(4)	(4)

Total lease cost	$1,045	$1,142	$925

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(228)	$(222)	$(212)
Operating cash flows from finance leases	(18)	(15)	(8)
Financing cash flows from finance leases	(139)	(125)	(95)

ROU assets obtained in exchange for lease obligations:
Operating leases	$272	$197	$220
Finance leases	124	163	148

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024	2023
	(in millions)
Operating Leases
Operating lease ROU assets, net of amortization	$767	$683

Other current liabilities	$172	$165
Long-term operating lease liabilities	623	537
Total operating lease liabilities	$795	$702

Finance Leases
Finance leases, net of amortization (within property, plant and equipment)	$292	$325

Current portion of long-term debt	$126	$122
Long-term debt	183	214
Total finance lease liabilities	$309	$336

Weighted Average Remaining Lease Term
Operating leases	6.7	6.4
Finance leases	3.3	3.6

Weighted Average Discount Rate
Operating leases	5.5%	5.1%
Finance leases	5.1%	5.0%

Maturities of lease liabilities were as follows:

	As of December 31, 2024
	Operating Leases	Finance Leases
	(in millions)
Year Ending December 31:
2025	$209	$138
2026	161	97
2027	120	49
2028	109	25
2029	82	12
Thereafter	277	16
Total future undiscounted lease payments	$958	$337
less: imputed interest	(163)	(28)
Total reported lease liability	$795	$309

Note 6. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of (in millions):

	Latin America	AMEA	Europe	North America	Total
January 1, 2023	$1,421	$3,132	$8,009	$10,888	$23,450
Currency	180	(67)	341	19	473
Other (1)	6	—	—	(33)	(27)
Balance at December 31, 2023	$1,607	$3,065	$8,350	$10,874	$23,896
Currency	(291)	(147)	(508)	(55)	(1,001)
Acquisition (2)	—	122	—	—	122
Balance at December 31, 2024	$1,316	$3,040	$7,842	$10,819	$23,017

(1)Relates to purchase price allocation adjustments for Ricolino and Clif Bar during 2023.
(2)Relates to purchase price allocation for Evirth during 2024. Refer to Note 2, Acquisitions and Divestitures for more information.

Intangible Assets
Intangible assets consisted of the following (in millions):

	As of December 31, 2024			As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-life intangible assets (1)	$17,770	$—	$17,770	$18,669	$—	$18,669
Definite-life intangible assets	3,306	(2,228)	1,078	3,322	(2,155)	1,167
Total	$21,076	$(2,228)	$18,848	$21,991	$(2,155)	$19,836

(1)We recorded intangible asset impairments of $153 million in 2024 and $26 million in 2023 within asset impairment and exit costs.

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $153 million in 2024, $151 million in 2023 and $132 million in 2022. For the next five years, we estimate annual amortization expense of approximately $135 million in 2025, $110 million in 2026, $90 million in 2027 and $85 million in 2028 and 2029 (reflecting December 31, 2024 exchange rates).

In 2024, 2023 and 2022, there were no goodwill impairments and each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

In 2024, we recorded $153 million of intangible asset impairment charges related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy and one biscuit brand in the Latin America segment. We identified thirteen brands, as part of our annual test, that each had a fair value in excess of book value of 10% or less. The aggregate value of the thirteen brands was $2.9 billion as of December 31, 2024. We believe our current plans for each of these brands will allow them to not be impaired, but if plans to grow brand revenue and earnings, and expand margin are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

In 2023, we recorded $26 million of intangible asset impairment charges related to a chocolate brand in North America and a biscuit brand in Europe. In 2022, we recorded $101 million of intangible asset impairment charges related to two biscuit brands in AMEA.

Note 7. Investments

Equity Method Investments
Our equity method investments include, but are not limited to, our ownership interests in Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions. As of December 31, 2024, we owned 50.0% and 49.0%, respectively, of these companies' outstanding shares.

On November 29, 2024, we sold our remaining 85.9 million shares in JDE Peet’s (Euronext Amsterdam: “JDEP”) to JAB Holdings Company. We received €2.2 billion ($2.3 billion) of proceeds at a price of €25.10 per share and recorded a gain on equity method investment transactions of €313 million ($332 million) during 2024. As a result of this transaction, we have fully exited our investment in the company.

Our investments accounted for under the equity method of accounting totaled $0.6 billion as of December 31, 2024 and $3.2 billion as of December 31, 2023. The investment balance as of December 31, 2023 is inclusive of our prior investment in JDEP. We recorded equity earnings and cash dividends of $168 million and $115 million in 2024, equity earnings and cash dividends of $160 million and $137 million in 2023 and equity earnings and cash dividends of $385 million and $184 million in 2022.

Additional JDEP Transactions
In 2024, we determined there was an other-than-temporary impairment for JDEP based on the period of time for which the quoted market price fair value had been less than the carrying value of the investment and the uncertainty surrounding JDEP's stock price recovering to the carrying value. As a result, the investment was written down to its estimated fair value based on the closing price of the underlying equity security of €19.46 per share on March 28, 2024, resulting in an impairment charge of €612 million ($665 million). This charge was included within (Loss)/gain on equity method investment transactions in the consolidated statement of earnings.

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

Note 8. Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion 2014-2018 restructuring program and up to $2.2 billion of capital expenditures. On August 31, 2016, our Board of Directors approved a $600 million reallocation between restructuring program cash costs and capital expenditures so the $5.7 billion program consisted of approximately $4.1 billion of restructuring program costs ($3.1 billion cash costs and $1.0 billion non-cash costs) and up to $1.6 billion of capital expenditures. On September 6, 2018, our Board of Directors approved an extension of the restructuring program through 2022, an increase of $1.3 billion in the program charges and an increase of $700 million in capital expenditures. On October 21, 2021, our Board of Directors approved an extension of the restructuring program through 2023, and on July 25, 2023, our Board of Directors approved a further extension of the restructuring program through December 31, 2024. The total $7.7 billion program consisted of $5.4 billion of program charges ($4.1 billion of cash costs and $1.3 billion of non-cash costs) and total capital expenditures of $2.3 billion incurred over the life of the program. This restructuring program, as increased and extended by these actions, was the Simplify to Grow Program.

The primary objective of the Simplify to Grow Program, which ended on December 31, 2024, was to reduce our operating cost structure in both our supply chain and overhead costs. The program covered severance as well as asset disposals and other manufacturing and procurement-related one-time costs. Since inception, we incurred total restructuring and related implementation charges of $5.4 billion related to the Simplify to Grow Program.

Restructuring Costs
The Simplify to Grow Program liability activity for the years ended December 31, 2024 and 2023 was:

	Severance and related costs	Asset Write-downs and Other (1)	Total
	(in millions)
Liability Balance, January 1, 2023	$164	$—	$164
Charges (2)	89	17	106
Cash spent (3)	(67)	—	(67)
Non-cash items (4)	—	(17)	(17)
Currency	5	—	5
Liability Balance, December 31, 2023	191	—	191
Charges (2)	56	21	77
Cash spent (3)	(48)	—	(48)
Non-cash items (4)	(1)	(21)	(22)
Currency	(10)	—	(10)
Liability balance, December 31, 2024 (5)	$188	$—	$188

(1)Includes asset write-downs, net of gains on assets sold which were included in the restructuring program.
(2)We recorded restructuring charges of $77 million in 2024, $106 million in 2023 and $36 million in 2022 within asset impairment and exit costs and benefit plan non-service income.

(3)We spent $48 million in 2024 and $67 million in 2023 in cash severance and related costs.
(4)We recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments, including gains on sales of restructuring program assets, which totaled a charge of $22 million in 2024 and $17 million in 2023.
(5)At December 31, 2024, $115 million of our net restructuring liability was recorded within other current liabilities and $73 million was recorded within other long-term liabilities.

Implementation Costs
Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our Simplify to Grow Program. Implementation costs primarily related to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs included incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $72 million in 2024, $25 million in 2023 and $87 million in 2022. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income
During 2024, 2023 and 2022, and since inception of the Simplify to Grow Program, we recorded the following restructuring and implementation costs within segment operating income and earnings before income taxes:

	Latin America	AMEA	Europe	North America	Corporate	Total
	(in millions)
For the Year Ended December 31, 2024
Restructuring Costs	$16	$9	$37	$18	$(3)	$77
Implementation Costs	2	1	20	32	17	72
Total	$18	$10	$57	$50	$14	$149
For the Year Ended December 31, 2023
Restructuring Costs	$(3)	$7	$79	$19	$4	$106
Implementation Costs	1	—	12	8	4	25
Total	$(2)	$7	$91	$27	$8	$131
For the Year Ended December 31, 2022
Restructuring Costs	$(6)	$13	$16	$12	$1	$36
Implementation Costs	7	6	25	37	12	87
Total	$1	$19	$41	$49	$13	$123
Total Project (Inception to Date)
Restructuring Costs	$561	$570	$1,279	$694	$151	$3,255
Implementation Costs	306	246	601	630	389	2,172
Total	$867	$816	$1,880	$1,324	$540	$5,427

Note 9. Debt and Borrowing Arrangements
Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2024		2023
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)
Commercial paper	$—	—%	$346	5.5%
Bank loans	71	12.1%	74	17.2%
Total short-term borrowings	$71		$420

Our uncommitted credit lines and committed credit lines available include:

	As of December 31,
	2024		2023
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities (1)	$784	$71	$906	$74
Credit facilities:
February 21, 2024 (2)	—	—	1,500	—
February 19, 2025 (2)	1,500	—	—	—
February 23, 2027 (2)	4,500	—	4,500	—
Various (3)	—	—	277	277

(1)Prior year facility amount has been revised.
(2)We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with the ongoing application of any mark-to-market accounting for pensions and other retirement plans. At December 31, 2024, we complied with this covenant as our shareholders' equity, as defined by the covenant, was $39.4 billion. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.
(3)On April 18, 2023, and subsequently amended on October 3, 2023 and April 4, 2024, we entered into a credit facility secured by pledged deposits classified as long-term other assets. Draw downs on the facility bore a variable rate based on SOFR plus applicable margin. On August 13, 2024, we repaid all amounts borrowed and terminated this credit facility.

During 2023, we repaid $2.0 billion in term loans related to 2022 credit facility borrowings.

Long-Term Debt
Our long-term debt consisted of (interest rates are as of December 31, 2024):

	As of December 31,
	2024 (1)	2023
	(in millions)
U.S. dollar notes and term loans, 1.250% to 7.000% (weighted-average effective rate 3.143%), due through 2050	$8,834	$9,562
Euro notes, 0.000% to 2.375% (weighted-average effective rate 0.975%), due through 2041	7,122	7,916
Pound sterling notes, 3.875% to 4.500% (weighted-average effective rate 4.151%), due through 2045	327	333
Swiss franc notes, 1.125% (effective rate 1.061%), due through 2025	221	386
Canadian dollar notes, 3.250% to 4.625% (weighted-average effective rate 4.048%), due through 2030	864	452
Finance leases and other	310	339
Total	17,678	18,988
less: current portion of long-term debt	(2,014)	(2,101)
Long-term debt	$15,664	$16,887

(1) Amounts are shown net of unamortized premiums, discounts and bank fees of $(119) million and imputed interest on finance leases of $(28) million.

Over the next five years, aggregate principal maturities, including finance leases, of our long-term debt are (in millions):

2025	2026	2027	2028	2029	Thereafter	Total
$2,027	$1,187	$1,576	$1,263	$2,011	$9,761	$17,825

Debt Repayments
During 2024, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.125%	March 2024	$500	$500
2.250%	September 2024 (1)	$500	$500
0.000%	September 2024 (1) (2)	€300	$333
0.750%	September 2024 (1)	$500	$500
0.617%	September 2024	Fr.125	$148
(1)Repaid by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelēz International, Inc.
(2)Repayment of €300 million exchangeable bonds. Refer to Note 10, Financial Instruments for additional detail on these exchangeable bonds.

During 2023, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
1.125%	December 2023	Fr.265	$306

Debt Issuances
During 2024, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Gross Proceeds (1)	Gross Proceeds USD Equivalent
February 2024	4.750%	February 2029	$550	$550
July 2024	4.625%	July 2031	C$650	$473
August 2024	4.750%	August 2034	$500	$500
(1)Represents gross proceeds from the issuance of notes excluding debt issuance costs, discounts and premiums.

During 2023, we did not complete any debt issuances.

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations.

	As of December 31,
	2024	2023
	(in millions)
Fair Value	$15,846	$17,506
Carrying Value	17,749	19,408

Interest and Other Expense, net
Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Interest expense, debt	$508	$550	$428
Loss on debt extinguishment and related expenses	—	1	129
Other income, net	(328)	(241)	(134)
Interest and other expense, net	$180	$310	$423

Other income, net includes amounts excluded from the assessment of hedge effectiveness related to our net investment hedge derivative contracts and movement in foreign currency exchange rates on certain foreign currency denominated assets and liabilities, related economic hedges and other items. Refer to Note 10, Financial Instruments.

Note 10. Financial Instruments

Fair Value of Derivative Instruments
Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2024		2023
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$84	$35	$120	$57
Net investment hedge derivative contracts (1)	305	50	163	382
	389	85	283	439
Derivatives not designated as accounting hedges:
Currency exchange contracts	$302	$118	$195	$134
Commodity contracts	2,205	1,522	1,119	984
Interest rate contracts	3	—	—	2
	2,510	1,640	1,314	1,120
Total fair value	$2,899	$1,725	$1,597	$1,559

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

We recorded the fair value of our derivative instruments in the consolidated balance sheet as follows:

	As of December 31,
	2024	2023
	(in millions)
Other current assets	$2,545	$1,347
Other assets	354	250
Other current liabilities	1,641	1,209
Other liabilities	84	350

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of December 31, 2024
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$184	$—	$184	$—
Commodity contracts	683	(111)	794	—
Interest rate contracts	52	—	52	—
Net investment hedge contracts	255	—	255	—
Total derivatives	$1,174	$(111)	$1,285	$—

	As of December 31, 2023
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$61	$—	$61	$—
Commodity contracts	135	28	107	—
Interest rate contracts	61	—	61	—
Net investment hedge contracts	(219)	—	(219)	—
Total derivatives	$38	$28	$10	$—

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

Derivative Volume
The gross notional values of our derivative instruments were:

	Notional Amount
	As of December 31,
	2024	2023
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$4,406	$2,860
Forecasted transactions	9,132	5,550
Commodity contracts	16,210	16,631
Interest rate contracts	5,336	2,384
Net investment hedges:
Net investment hedge derivative contracts	8,647	7,456
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,298	3,516
Swiss franc notes	220	386
Canadian dollar notes	869	453

Cash Flow Hedges
Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 15, Reclassifications from Accumulated Other Comprehensive Income for further information on current period activity. Based on current market conditions, we would expect to transfer losses of $31 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage
As of December 31, 2024, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years.

Hedges of Net Investments in International Operations

Net investment hedge (“NIH”) derivative contracts
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. As of December 31, 2024, the aggregate notional value of these NIH derivative contracts was $8.6 billion and their impact on other comprehensive earnings and net earnings during the years presented below were as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
After-tax gain/(loss) on NIH contracts (1)	$301	$(185)	$396

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded in the cumulative translation adjustment within other comprehensive earnings. The cash flows from the settled contracts are reported within proceeds from derivative settlements and payments for derivative settlements in the consolidated statement of cash flows.

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Amounts excluded from the assessment of hedge effectiveness (1)	$186	$148	$116

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

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Euro notes	$167	$(81)	$162
British pound sterling notes	—	—	45
Swiss franc notes	14	(41)	13
Canadian notes	44	(8)	25

Economic Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,			Recognized in Earnings
	2024	2023	2022
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$75	$2	$(14)	Interest and other expense, net
Forecasted transactions	106	17	117	Cost of sales
Forecasted transactions	17	18	17	Interest and other expense, net
Forecasted transactions	(8)	—	(1)	Selling, general and administrative expenses
Commodity contracts	1,759	262	157	Cost of sales
Equity method investment contracts (1)	—	7	—	Gain on equity method investment contracts
Total	$1,949	$306	$276
(1) Equity method investment contracts consisted of the bifurcated embedded derivative option that were a component of the September 20, 2021 €300 million exchangeable bonds issuance and expired on September 20, 2024. Refer to Note 9, Debt and Borrowing Arrangements for additional information.

Fair Value of Contingent Consideration

The following is a summary of our contingent consideration liability activity:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Liability at the beginning of the period	$680	$642	$159
Contingent consideration arising from acquisitions	49	—	440
Changes in fair value	(394)	128	44
Payments	(155)	(90)	—
Currency	(1)	—	(1)
Liability at the end of the period	$179	$680	$642

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of December 31, 2024
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$124	$—	$—	$124
Other (2)	55	—	—	55
Total contingent consideration	$179	$—	$—	$179

	As of December 31, 2023
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$548	$—	$—	$548
Other (2)	132	—	—	132
Total contingent consideration	$680	$—	$—	$680

(1)In connection with the Clif Bar acquisition, we entered into a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain net revenue, gross profit and EBITDA targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The possible payments range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of the base financial projections. The contingent consideration liabilities are recorded at fair value within long-term liabilities. The estimated fair value of the contingent consideration obligation is determined using a Monte Carlo simulation. Significant assumptions used in assessing the fair value of the liability include financial projections for net revenue, gross profit, and EBITDA, as well as discount and volatility rates. Fair value adjustments are primarily recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings. During 2024, the expected forecast for 2025 and 2026 was updated to reflect recent trends in business performance and market outlook, resulting in a reduction in the fair value of the contingent consideration.
(2)Other contingent consideration liabilities are recorded at fair value, with $55 million classified as long-term liabilities at December 31, 2024 and $132 million classified as other current liabilities at December 31, 2023. Fair value adjustments are recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings.

Note 11. Benefit Plans

Pension Plans

Obligations and Funded Status
The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
	(in millions)
Projected benefit obligation at January 1	$1,206	$1,193	$7,404	$6,878
Service cost	3	3	59	54
Interest cost	60	64	283	303
Benefits paid	(41)	(45)	(446)	(424)
Settlements paid	(48)	(63)	(1)	—
Actuarial losses/(gains)	3	54	(271)	235
Divestitures	—	—	—	(6)
Currency	—	—	(312)	337
Other	—	—	37	27
Projected benefit obligation at December 31	1,183	1,206	6,753	7,404
Fair value of plan assets at January 1	1,277	1,265	7,907	7,389
Actual return on plan assets	8	114	42	423
Contributions	4	6	109	162
Benefits paid	(41)	(45)	(446)	(424)
Settlements paid	(48)	(63)	(1)	—
Divestitures	—	—	—	(4)
Currency	—	—	(324)	362
Other	—	—	10	(1)
Fair value of plan assets at December 31	1,200	1,277	7,297	7,907
Net pension assets at December 31	$17	$71	$544	$503

The accumulated benefit obligation, which represents benefits earned to the measurement date, for U.S. pension plans was $1.2 billion at December 31, 2024 and December 31, 2023. The accumulated benefit obligation for non-U.S. pension plans was $6.6 billion at December 31, 2024 and $7.3 billion at December 31, 2023.

The actuarial (gain)/loss for all pension plans in 2024 and 2023 was primarily related to changes in assumptions including discount rates used to measure the benefit obligations of those plans.

The combined U.S. and non-U.S. pension plans resulted in a net pension asset of $561 million as of December 31, 2024 and a net pension asset of $574 million as of December 31, 2023. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2024	2023
	(in millions)
Prepaid pension assets	$987	$1,043
Other current liabilities	(35)	(32)
Accrued pension costs	(391)	(437)
	$561	$574

Certain of our U.S. and non-U.S. plans are underfunded with accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2024	2023	2024	2023
	(in millions)
Projected benefit obligation	$24	$25	$557	$646
Accumulated benefit obligation	24	25	514	594
Fair value of plan assets	2	2	157	201

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2024	2023	2024	2023
Discount rate	5.18%	5.22%	4.45%	4.03%
Rate of compensation increase	4.00%	4.00%	3.10%	3.22%

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

Mondelēz Global LLC Retirement Plan Update
During the third quarter of 2024, we entered into an agreement with two third party insurance companies for the Mondelēz Global LLC Retirement Plan (“MDLZ Global Plan”), the pension plan for US salaried employees. The agreement features a buy-in of the plan assets with an option to elect a future buy-out conversion. As part of the buy-in, all of the MDLZ Global Plan assets were transferred to the insurance companies in exchange for an annuity contract during the third quarter of 2024 to further reduce the risk of plan asset value volatility. The annuity contract provides all future benefit plan payments to the MDLZ Global Plan participants upon execution of the plan amendment to terminate the plan. However, we continue to retain the primary benefit obligation until the buy-out conversion is completed. Upon election of the buy-out conversion, we will transfer full responsibility of the MDLZ Global Plan obligations to the insurance companies, at which time we will derecognize the assets and liabilities of the pension plan and realize a settlement loss as a component of net periodic pension cost.

The plan amendment to terminate the MDLZ Global Plan was executed on December 31, 2024 and we intend to execute the buy-out conversion in 2025.

Components of Net Periodic Pension Cost
Net periodic pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022
	(in millions)
Service cost	$3	$3	$5	$59	$54	$88
Interest cost	60	64	51	283	303	172
Expected return on plan assets	(89)	(99)	(79)	(428)	(403)	(353)
Amortization:
Net loss	—	—	6	64	42	57
Prior service cost/(benefit)	1	1	1	—	(1)	(2)
Curtailment expense/(credit)	—	—	—	(1)	—	8
Settlement losses and other expenses	14	17	14	1	1	2
Net periodic pension benefit	$(11)	$(14)	$(2)	$(22)	$(4)	$(28)

We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. For the U.S. plans, we determine the expected return on plan assets component of net periodic (benefit)/cost using a calculated market-related value of plan assets methodology that averages gains and losses on the plan assets over a four-year period to determine future pension expense. For our non-U.S. plans, we utilize a similar approach with varying cost recognition periods for some plans, and with others, we determine the expected return on plan assets based on asset fair values as of the measurement date.

We used the following weighted-average assumptions to determine our net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Discount rate	5.22%	5.55%	3.01%	4.03%	4.51%	1.74%
Expected rate of return on plan assets	6.25%	6.25%	4.50%	5.54%	5.41%	3.44%
Rate of compensation increase	4.00%	4.00%	4.00%	3.20%	3.22%	2.84%

Plan Assets
The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2024
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$1	$1	$—	$—
Pooled funds - equity securities	833	751	82	—
Total equity securities	834	752	82	—
Government bonds	1,854	70	1,784	—
Pooled funds - fixed-income securities	945	825	120	—
Corporate bonds and fixed-income securities	563	243	320	—
Buy-in annuity contracts and other	2,082	—	—	2,082
Total fixed-income securities	5,444	1,138	2,224	2,082
Real estate	222	159	—	63
Private equity	3	—	—	3
Cash and other	87	77	9	1
Total assets in the fair value hierarchy	$6,590	$2,126	$2,315	$2,149
Investments measured at net asset value	1,811
Total investments at fair value	$8,401

	As of December 31, 2023
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$3	$3	$—	$—
Pooled funds - equity securities	935	863	72	—
Total equity securities	938	866	72	—
Government bonds	2,485	59	2,426	—
Pooled funds - fixed-income securities	839	718	121	—
Corporate bonds and fixed-income securities	902	203	699	—
Buy-in annuity contracts and other	1,464	—	—	1,464
Total fixed-income securities	5,690	980	3,246	1,464
Real estate	249	182	—	67
Private equity	4	—	—	4
Cash and other	122	103	18	1
Total assets in the fair value hierarchy	$7,003	$2,131	$3,336	$1,536
Investments measured at net asset value	2,084
Total investments at fair value	$9,087

We excluded plan assets of $96 million at December 31, 2024 and $97 million at December 31, 2023 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

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
•Fair value estimates for private debt placements are calculated using standardized valuation methods, including income-based techniques such as discounted cash flow projections or market-based techniques utilizing public and private transaction multiples as comparables.
•Fair value estimates for real estate investments are calculated by investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance.
•Fair value estimates for buy-in annuity policies (excluding the MDLZ Global Plan buy-in) are calculated on a replacement policy value basis by discounting the projected cash flows of the plan members using a discount rate based on risk-free rates and adjustments for estimated levels of insurer pricing. Fair value of the MDLZ Global Plan buy-in annuity is set equal to the estimated contract value as of December 31, 2024.
•Net asset value – primarily includes equity funds, fixed income funds, real estate funds, hedge funds and private equity investments for which net asset values are normally used.

Changes in our Level 3 plan assets included:

Asset Category	January 1, 2024 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2024 Balance
	(in millions)
Buy-in annuity contracts and other	$1,471	$(62)	$702	$—	$(29)	$2,082
Real estate	62	—	—	—	1	63
Private equity and other	3	—	—	—	1	4
Total Level 3 investments	$1,536	$(62)	$702	$—	$(27)	$2,149

Asset Category	January 1, 2023 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2023 Balance
	(in millions)
Buy-in annuity contracts and other	$1,540	$60	$(227)	$—	$98	$1,471
Real estate	70	(2)	—	—	(6)	62
Private equity and other	4	—	—	—	(1)	3
Total Level 3 investments	$1,614	$58	$(227)	$—	$91	$1,536

The increase in Level 3 pension plan investments during 2024 was related to net purchases, issuances and settlements, including the purchase of the MDLZ Global Plan buy-in annuity, partially offset by a decreased return on plan assets and currency impact. The decrease in Level 3 pension plan investments during 2023 was related to net purchases, issuances and settlements of corporate bonds and other fixed income securities, partially offset by currency impact and net realized and unrealized gains.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2024	2023	2024	2023
Equity securities	4%	15%	14%	16%
Fixed-income securities	21%	85%	64%	63%
Real estate	—	—	4%	4%
Buy-in annuity contracts	75%	—	17%	16%
Cash	—	—	1%	1%
Total	100%	100%	100%	100%

For the MDLZ Global Plan, our assets have been exchanged for buy-in annuity contracts to cover all plan liabilities. For our remaining U.S. plans, our investment strategy is to reduce our funded status risk in part through appropriate asset allocation within our plan assets. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make monthly benefit payments. The strategy involves using indexed U.S. equity and international equity securities and actively managed U.S. investment grade fixed-income securities (which constitute 95% or more of fixed-income securities) with smaller allocations to high yield fixed-income securities.

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 13% equity securities, 56% fixed-income securities, 27% buy-in annuity contracts and 4% real estate.

Employer Contributions
In 2024, we contributed $4 million to our U.S. pension plans and $86 million to our non-U.S. pension plans. In addition, employees contributed $23 million to our non-U.S. plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability. In 2025, we estimate that our pension contributions will be $11 million to our U.S. plans and $68 million to our non-U.S. plans based on current tax laws. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments
The estimated future benefit payments from our pension plans at December 31, 2024 were (in millions):

	2025	2026	2027	2028	2029	2030-2034
U.S. Plans	$945	$17	$18	$18	$19	$103
Non-U.S. Plans	414	414	420	422	429	2,204

The increase in estimated benefit payments for U.S. plans in 2025 is reflective of the expected MDLZ Global Plan buy-out.

Multiemployer Pension Plans
In accordance with obligations we have under collective bargaining agreements, we made contributions to multiemployer pension plans for continuing participation and these amounts were not material. Our contributions are based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and fund surcharges.

On July 11, 2019, we received a withdrawal liability assessment from the Bakery and Confectionery Union and Industry International Pension Fund and recorded a discounted liability of $491 million requiring pro-rata monthly payments over 20 years beginning in the third quarter of 2019. Within interest and other expense, net, we recorded accreted interest of $10 million in 2024, $10 million in 2023 and $11 million 2022. As of December 31, 2024, the remaining discounted withdrawal liability was $311 million, with $16 million recorded in other current liabilities and $295 million recorded in long-term other liabilities.

Other Costs
We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $68 million in 2024 and $66 million in 2023 and 2022.

Postretirement Benefit Plans

Obligations
The changes in and the amount of the accrued benefit obligation of U.S. and non-U.S. plans were:

	As of December 31,
	2024	2023
	(in millions)
Accrued benefit obligation at January 1	$205	$233
Service cost	1	1
Interest cost	10	12
Benefits paid	(17)	(16)
Plan amendments	—	(22)
Currency	(7)	2
Actuarial gains	(9)	(5)
Accrued benefit obligation at December 31	183	205
Fair value of plan assets at January 1	70	—
Employer Contributions	14	76
Benefit Payments	(17)	(12)
Actual Return on Assets	7	6
Fair value of plan assets at December 31	$74	$70

The fair value of plan assets as of December 31, 2024 pertain to the U.S. plan as our postretirement health care plans are funded in the U.S.
The current portion of our accrued postretirement benefit obligation of $11 million at both December 31, 2024 and December 31, 2023 was included in other current liabilities.

The actuarial gains for all postretirement plans in 2024 and 2023 were driven by gains related to assumption changes including discount rates used to measure the benefit obligations of those plans.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2024	2023	2024	2023
Discount rate	5.70%	5.20%	5.77%	5.72%
Health care cost trend rate assumed for next year	6.50%	6.75%	5.04%	5.07%
Ultimate health care cost trend rate	5.00%	5.00%	4.64%	4.63%
Year that the rate reaches the ultimate trend rate	2031	2031	2040	2040

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

Components of Net Periodic Postretirement Health Care Costs
The net periodic postretirement (benefit)/cost was $(11) million, $(5) million and $12 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Discount rate	5.20%	5.53%	2.96%	5.72%	6.07%	3.81%
Expected rate of return on plan assets	7.25%	—	—	—	—	—
Health care cost trend rate	6.50%	7.00%	5.50%	5.04%	5.98%	5.72%

Future Benefit Payments
Our estimated future benefit payments for our postretirement health care plans at December 31, 2024 were (in millions):

	2025	2026	2027	2028	2029	2030-2034
U.S. Plans	$10	$9	$9	$8	$8	$34
Non-U.S. Plans	4	4	4	5	5	24

Other Costs
We made contributions to multiemployer medical plans totaling $17 million in 2024, $18 million in 2023 and $17 million in 2022. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans

Obligations
Our postemployment plans are not funded. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2024	2023
	(in millions)
Accrued benefit obligation at January 1	$92	$47
Service cost	9	4
Interest cost	7	3
Benefits paid	(21)	(25)
Actuarial losses	6	63
Accrued benefit obligation at December 31	$93	$92

The accrued benefit obligation was determined using a weighted-average discount rate of 9.1% in 2024 and 8.1% in 2023, an assumed weighted-average ultimate annual turnover rate of 0.8% in 2024 and 2023, assumed compensation cost increases of 4.0% in 2024 and 2023 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Periodic Postemployment Costs
The net periodic postemployment cost was $20 million, $4 million and zero for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the estimated net gain for the postemployment benefit plans that we expect to amortize from accumulated other comprehensive earnings/(losses) into net periodic postemployment costs during 2025 is approximately $4 million.

Note 12. Stock Plans

On May 22, 2024, our shareholders approved the 2024 Performance Incentive Plan (the “2024 PIP”), which replaced our Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”). Under the 2024 PIP, we are now authorized to issue a maximum of 50.7 million shares of our Common Stock. During the year ended December 31, 2024, we granted 154,907 shares under the 2024 PIP and 391,513 shares were forfeited, which were added to the 2024 PIP. As of December 31, 2024, there were 50.9 million shares available to be granted.

Stock Options
We recorded compensation expense related to stock options held by our employees of $30 million in 2024, $25 million in 2023 and $20 million in 2022 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $5 million in 2024, $4 million in 2023 and $3 million in 2022. The unamortized compensation expense related to our employee stock options was $26 million at December 31, 2024 and is expected to be recognized over a weighted-average period of 1.6 years.

Our weighted-average Black-Scholes Model fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2024	4.21%	5 years	20.93%	2.33%	$15.23
2023	4.18%	5 years	20.97%	2.32%	$13.57
2022	1.87%	5 years	22.05%	2.13%	$11.24

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

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2022	23,503,759	$42.65		$556	million
Annual grant to eligible employees	2,180,540	64.65
Additional options issued	63,490	64.39
Total options granted	2,244,030	64.64
Options exercised (1)	(4,780,086)	35.96		$142	million
Options cancelled	(477,453)	55.89
Balance at December 31, 2022	20,490,250	46.31		$417	million
Annual grant to eligible employees	2,452,110	65.36
Additional options issued	24,210	68.93
Total options granted	2,476,320	65.39
Options exercised (1)	(3,894,213)	39.59		$123	million
Options cancelled	(394,237)	59.41
Balance at December 31, 2023	18,678,120	49.96		$420	million
Annual grant to eligible employees	2,261,810	73.13
Additional options issued	35,820	66.89
Total options granted	2,297,630	73.03
Options exercised (1)	(4,096,571)	43.30		$121	million
Options cancelled	(400,010)	63.40
Balance at December 31, 2024	16,479,169	54.51	5 years	$135	million
Exercisable at December 31, 2024	12,415,138	49.67	4 years	$135	million

(1)Cash received from options exercised was $175 million in 2024, $152 million in 2023 and $158 million in 2022. The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the option exercises totaled $19 million in 2024, $21 million in 2023 and $22 million in 2022.

Deferred Stock Units, Performance Share Units and Other Stock-Based Awards
We recorded compensation expense related to DSUs, PSUs and other stock-based awards of $117 million in 2024, $121 million in 2023 and $100 million in 2022 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $19 million in 2024, $18 million in 2023 and $17 million in 2022. The unamortized compensation expense related to our DSUs, PSUs and other stock-based awards was $132 million at December 31, 2024 and is expected to be recognized over a weighted-average period of 1.6 years.

Our PSU, DSU and other stock-based award activity is reflected below:

	Number of Shares	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2022	4,668,046	$57.04
Annual grant to eligible employees:
Performance share units	806,590	61.87
Deferred stock units	505,090	64.65
Additional shares granted (1)	836,117	59.37
Total shares granted	2,147,797	61.55	$132	million
Vested (2) (3)	(1,925,556)	54.13	$104	million
Forfeited (2)	(438,613)	60.68
Balance at December 31, 2022	4,451,674	60.12
Annual grant to eligible employees:
Performance share units	895,410	68.59
Deferred stock units	578,570	65.36
Additional shares granted (1)	765,128	65.99
Total shares granted	2,239,108	66.86	$150	million
Vested (2) (3)	(1,772,439)	61.92	$110	million
Forfeited (2)	(365,177)	62.66
Balance at December 31, 2023	4,553,166	62.53
Annual grant to eligible employees:
Performance share units	787,110	75.05
Deferred stock units	571,490	73.13
Additional shares granted (1)	1,089,698	63.60
Total shares granted	2,448,298	69.50	$170	million
Vested (2) (3)	(2,075,329)	58.51	$121	million
Forfeited (2)	(389,561)	66.91
Balance at December 31, 2024	4,536,574	67.76

(1)Includes PSUs and DSUs.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)The actual tax benefit realized and recorded in the provision for income taxes for the tax deductions from the shares vested totaled $7 million in 2024, $3 million in 2023 and $5 million in 2022.
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

Note 13. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Common Stock and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2024, 2023 and 2022. Shares of Common Stock issued, in treasury and outstanding, were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at January 1, 2022	1,996,537,778	(604,907,239)	1,391,630,539
Shares repurchased	—	(31,556,510)	(31,556,510)
Exercise of stock options and issuance of other stock awards	—	5,817,062	5,817,062
Balance at December 31, 2022	1,996,537,778	(630,646,687)	1,365,891,091
Shares repurchased	—	(22,564,627)	(22,564,627)
Exercise of stock options and issuance of other stock awards	—	5,156,241	5,156,241
Balance at December 31, 2023	1,996,537,778	(648,055,073)	1,348,482,705
Shares repurchased	—	(36,152,376)	(36,152,376)
Exercise of stock options and issuance of other stock awards	—	5,498,809	5,498,809
Balance at December 31, 2024	1,996,537,778	(678,708,640)	1,317,829,138

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2024, 71.9 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

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

During the year ended December 31, 2024, we repurchased approximately 36 million shares of Common Stock at an average cost of $65.51 per share, or an aggregate cost of approximately $2.4 billion, all of which was paid during the period except for approximately $67 million settled in January 2025. All share repurchases were funded through available cash and commercial paper issuances. On December 10, 2024, our Board of Directors approved a new program authorizing the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027. This authorization, effective January 1, 2025, replaced our prior share repurchase program.

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

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of December 31, 2024 and December 31, 2023, we had no material third-party guarantees recorded on our consolidated balance sheets.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 15. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses/(gains) of $21 million in 2024, $84 million in 2023 and $21 million in 2022.

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(9,574)	$(9,808)	$(9,097)
Currency translation adjustments	(1,390)	177	(659)
Tax effect	(63)	52	(66)
Other comprehensive earnings/(losses)	(1,453)	229	(725)
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	10	5	14
Balance at end of period	(11,017)	(9,574)	(9,808)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,323)	$(1,105)	$(1,379)
Net actuarial gain/(loss) arising during period	(233)	(229)	149
Tax effect on net actuarial gain/(loss)	51	39	(37)
Losses/(gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (1)	52	25	57
Settlement losses and other expenses (1)	15	18	16
Curtailment credit (1)	(1)	—	8
Tax (benefit) on reclassifications (3)	(14)	(11)	(21)
Currency impact	51	(60)	102
Other comprehensive earnings/(losses)	(79)	(218)	274
Balance at end of period	(1,402)	(1,323)	(1,105)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(49)	$(34)	$(148)
Net derivative gains/(losses)	18	(61)	160
Tax effect on net derivative gain/(loss)	6	(4)	(13)
Losses/(gains) reclassified into net earnings:
Currency exchange contracts (2)	4	—	8
Interest rate contracts (2)	(32)	48	(30)
Tax (benefit) on reclassifications (3)	(3)	4	(17)
Currency impact	4	(2)	6
Other comprehensive earnings/(losses)	(3)	(15)	114
Balance at end of period	(52)	(49)	(34)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(10,946)	$(10,947)	$(10,624)
Total other comprehensive earnings/(losses)	(1,535)	(4)	(337)
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	10	5	14
Other comprehensive earnings/(losses) attributable to Mondelēz International	(1,525)	1	(323)
Balance at end of period	$(12,471)	$(10,946)	$(10,947)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 11, Benefit Plans.
(2)These reclassified losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 16. Income Taxes

Earnings/(losses) from continuing operations before income taxes and the provision for income taxes consisted of:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Earnings/(losses) from continuing operations before income taxes:
United States	$1,688	$1,500	$463
Outside United States	4,573	4,380	2,765
	$6,261	$5,880	$3,228
Provision for income taxes:
United States federal:
Current	$268	$667	$187
Deferred	98	(167)	(17)
	366	500	170
State and local:
Current	83	123	78
Deferred	28	(50)	2
	111	73	80
Total United States	477	573	250

Outside United States:
Current	861	784	642
Deferred	131	180	(27)
Total outside United States	992	964	615

Total provision for income taxes	$1,469	$1,537	$865

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate as follows:

	For the Years Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State and local income taxes, net of federal tax benefit	1.2%	(0.1)%	1.6%
Foreign rate differences	3.0%	2.0%	2.0%
Changes in judgment on realizability of deferred tax assets	(0.2)%	(0.1)%	(1.1)%
Net change in tax accruals	0.5%	(0.2)%	(1.4)%
Tax accrual on investment in KDP (including tax impact of share sales)	—%	2.8%	0.5%
Excess tax benefits from equity compensation	(0.4)%	(0.4)%	(0.8)%
Tax legislation	0.2%	1.4%	0.5%
Business sales	—%	(0.5)%	0.1%
Tax benefit from legal entity reorganization	(2.3)%	—	—%
Foreign tax provisions under TCJA (GILTI, FDII and BEAT) (1)	0.5%	0.6%	0.1%
Tax impacts from the European Commission legal matter	—%	(0.4)%	2.1%
Non-deductible expenses and other, including buyout of Clif Bar ESOP	—%	—%	2.2%
Effective tax rate	23.5%	26.1%	26.8%
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

Our 2024 effective tax rate of 23.5% was higher than the 21% U.S. federal statutory rate due to the net unfavorable impact attributable to jurisdictional mix of pretax income and applicable tax rates as well as unfavorable foreign provisions under U.S. tax laws, partially offset by a net benefit resulting from a legal entity reorganization associated with a prior year acquisition.

Our 2023 effective tax rate of 26.1% was higher than the 21% U.S. federal statutory rate due to a $125 million net tax expense incurred in connection with the KDP share sale during the first quarter of 2023 (the earnings were reported separately on our statement of earnings and thus not included in earnings before income taxes). Excluding these impacts, our effective tax rate was 24.0%, which reflects unfavorable foreign provisions under U.S. tax laws as well as net unfavorable impacts from the mix of pre-tax income and applicable tax rates in various non-U.S. jurisdictions. The 24.0% included a $150 million net tax expense related to pre-tax gains and losses on KDP marketable securities. It also included a favorable discrete net tax benefit of $40 million, driven primarily by a $51 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $24 million benefit for the expected tax deduction on the European Commission legal matter, partially offset by a $63 million expense from updating our Swiss tax reform position in Switzerland as it relates to the 2024 tax year.

Our 2022 effective tax rate of 26.8% was higher than the 21% U.S. federal statutory rate due to the buyout of the Clif Bar ESOP that was recorded to earnings before income taxes and the European Commission legal matter, for which there is no associated income tax benefits. Excluding these impacts, our effective tax rate was 22.6%, which reflects unfavorable provisions from the U.S. tax laws and the establishment of a valuation allowance related to a deferred tax asset arising from the 2022 Ukraine loss, largely offset by net favorable impacts from the mix of pre-tax income and applicable tax rates in various non-U.S. jurisdictions. The 22.6% includes a favorable discrete net tax benefit of $96 million, driven by a $72 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $51 million net benefit from the Chipita acquisition, partially offset by $17 million expense from tax law changes in various jurisdictions.

Tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of:

	As of December 31,
	2024	2023
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$50	$45
Other employee benefits	154	155
Accrued expenses	647	632
Loss carryforwards	681	701
Tax credit carryforwards	736	803
Other	527	589
Total deferred income tax assets	2,795	2,925
Valuation allowance	(1,291)	(1,359)
Net deferred income tax assets	$1,504	$1,566
Deferred income tax liabilities:
Intangible assets	$(3,083)	$(3,094)
Property, plant and equipment	(777)	(770)
Accrued pension costs	(74)	(62)
Other	(662)	(524)
Total deferred income tax liabilities	(4,596)	(4,450)
Net deferred income tax liabilities	$(3,092)	$(2,884)

Our significant valuation allowances are in the U.S. and Switzerland. The U.S. valuation allowance relates to excess foreign tax credits generated by the deemed repatriation under U.S. tax reform while the Swiss valuation allowance reduces the amortizable intangible assets to the amount more likely than not to be realized. Our total valuation allowance was $1,359 million as of January 1, 2024 and $1,291 million as of December 31, 2024. The $(68) million net change, which includes currency impacts, consisted of $65 million additions less $133 million reductions.

At December 31, 2024, the Company has tax-effected loss carryforwards of $681 million, of which $32 million will expire at various dates between 2025 and 2044 and the remaining $649 million can be carried forward indefinitely.

As of December 31, 2024, the company is indefinitely reinvested in unremitted earnings of approximately $4.5 billion, of which approximately $1.4 billion has already been subject to U.S. tax but would incur approximately $99 million of local costs if repatriated, which has not been recognized in our financial statements. It is not practicable to quantify the total U.S. tax impact from all our indefinitely reinvested earnings. Future tax law changes or changes in the needs of our non-U.S. subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that are currently indefinitely reinvested.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
January 1	$442	$424	$446
Increases from positions taken during prior periods	25	33	16
Decreases from positions taken during prior periods	(7)	(35)	(9)
Increases from positions taken during the current period	40	55	48
Decreases relating to settlements with taxing authorities	(20)	(11)	(54)
Reductions resulting from the lapse of the applicable statute of limitations	(20)	(29)	(22)
Currency/other	(24)	5	(1)
December 31	$436	$442	$424

As of January 1, 2024, our unrecognized tax benefits were $442 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $348 million. Our unrecognized tax benefits were $436 million at December 31, 2024, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $348 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $25 million or decrease by approximately $65 million due to audit developments and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $173 million as of January 1, 2024 and $190 million as of December 31, 2024. Our 2024 provision for income taxes included $26 million expense for interest and penalties.

In connection with the 2017 enacted U.S. tax reform, we recorded a $1.3 billion transition tax liability that is payable in installments through 2026. As of December 31, 2024, the remaining liability was approximately $360 million.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. U.S. federal, state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. The earliest year still open to examination by U.S. federal and state tax authorities is 2016 and years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): India (2005), Switzerland (2019), China (2014), United Kingdom (2015), and Greece (2018).

Note 17. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions, except per share data)
Net earnings	$4,623	$4,968	$2,726
less: Noncontrolling interest earnings	(12)	(9)	(9)
Net earnings attributable to Mondelēz International	$4,611	$4,959	$2,717
Weighted-average shares for basic EPS	1,341	1,363	1,378
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	6	7	7
Weighted-average shares for diluted EPS	1,347	1,370	1,385
Basic earnings per share attributable to Mondelēz International	$3.44	$3.64	$1.97
Diluted earnings per share attributable to Mondelēz International	$3.42	$3.62	$1.96

We exclude antidilutive Mondelēz International stock options and long-term incentive plan shares from our calculation of weighted-average shares for diluted EPS, which are 3.4 million for the year ended December 31, 2024, 2.9 million for the year ended December 31, 2023 and 3.0 million for the year ended December 31, 2022.

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

Our operations and management structure are organized into four operating segments:
•Latin America
•AMEA
•Europe
•North America

Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer. Our CODM uses segment operating income in the annual plan and forecasting process and considers actual versus plan variances in assessing the performance of the segment. The CODM also uses segment operating income as an input to the overall compensation measures for segment management under our incentive compensation plans. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangible assets, gains and losses on divestitures and acquisitions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage benefit plan non-service income and interest and other expense, net. We do not present these items by segment because they are excluded from the segment profitability measure that our CODM reviews. Additionally, assets for reportable segments are not disclosed as such information is not regularly reviewed by the Company's CODM.

Our segment net revenue, significant segment expenses and operating income, by reportable segment were as follows:

	For The Year Ended December 31, 2024
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$4,926	$7,296	$13,309	$10,910	$36,441
Segment cost of sales	(3,230)	(4,382)	(8,631)	(6,491)	(22,734)
Segment selling, general and administrative expenses (1)	(1,164)	(1,722)	(2,610)	(1,927)	(7,423)
Segment operating income	$532	$1,192	$2,068	$2,492	6,284
Unrealized gains on hedging activities (mark-to-market impacts)					543
General corporate expenses					(330)
Amortization of intangible assets					(153)
Net gain on divestitures and acquisitions					4
Acquisition-related costs					(3)
Operating income					$6,345

	For The Year Ended December 31, 2023
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$5,006	$7,075	$12,857	$11,078	$36,016
Segment cost of sales	(3,284)	(4,320)	(8,359)	(6,474)	(22,437)
Segment selling, general and administrative expenses (1)	(1,193)	(1,642)	(2,520)	(2,512)	(7,867)
Segment operating income	$529	$1,113	$1,978	$2,092	5,712
Unrealized gains on hedging activities (mark-to-market impacts)					189
General corporate expenses					(356)
Amortization of intangible assets					(151)
Net gain on divestitures and acquisitions					108
Operating income					$5,502

	For The Year Ended December 31, 2022
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$3,629	$6,767	$11,420	$9,680	$31,496
Segment cost of sales	(2,443)	(4,180)	(7,318)	(5,888)	(19,829)
Segment selling, general and administrative expenses (1)	(798)	(1,658)	(2,621)	(2,023)	(7,100)
Segment operating income	$388	$929	$1,481	$1,769	4,567
Unrealized losses on hedging activities (mark-to-market impacts)					(326)
General corporate expenses					(245)
Amortization of intangible assets					(132)
Acquisition-related costs					(330)
Operating income					$3,534
(1) SG&A for all reportable segments includes: Advertising & consumer expenses and overhead expenses.

Total depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Depreciation expense (2):
Latin America	$151	$152	$111
AMEA	162	155	160
Europe	275	241	242
North America	177	152	140
Corporate	45	41	37
Total depreciation expense	$810	$741	$690

(2)Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the consolidated statement of cash flows for total depreciation and amortization expenses.

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Capital expenditures:
Latin America	$199	$164	$106
AMEA	309	249	216
Europe	550	399	335
North America	291	257	197
Corporate	38	43	52
Total capital expenditures	$1,387	$1,112	$906

Geographic data for net revenues (recognized in the countries where products are sold from) and long-lived assets, excluding deferred taxes, goodwill, intangible assets and equity method investments, were:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Net revenues:
United States	$9,469	$9,581	$8,315
Other	26,972	26,435	23,181
Total net revenues	$36,441	$36,016	$31,496

	As of December 31,
	2024	2023	2022
	(in millions)
Long-lived assets:
United States	$2,346	$2,226	$2,740
Mexico	1,076	1,331	1,170
Other	9,000	8,749	8,648
Total long-lived assets	$12,422	$12,306	$12,558

Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Year Ended December 31, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$1,199	$2,573	$4,425	$9,605	$17,802
Chocolate	1,276	2,831	6,773	368	11,248
Gum & Candy	1,512	947	644	937	4,040
Beverages	454	525	117	—	1,096
Cheese & Grocery	485	420	1,350	—	2,255
Total net revenues	$4,926	$7,296	$13,309	$10,910	$36,441

	For the Year Ended December 31, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$1,193	$2,488	$4,429	$9,519	$17,629
Chocolate	1,357	2,690	6,225	347	10,619
Gum & Candy	1,509	893	812	1,212	4,426
Beverages	457	593	135	—	1,185
Cheese & Grocery	490	411	1,256	—	2,157
Total net revenues	$5,006	$7,075	$12,857	$11,078	$36,016

	For the Year Ended December 31, 2022
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$1,013	$2,515	$3,818	$8,262	$15,608
Chocolate	1,003	2,520	5,646	317	9,486
Gum & Candy	840	780	691	1,101	3,412
Beverages	409	572	119	—	1,100
Cheese & Grocery	364	380	1,146	—	1,890
Total net revenues	$3,629	$6,767	$11,420	$9,680	$31,496

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ltem 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The scope of Management’s assessment of internal control over financial reporting excludes Evirth as it was acquired in 2024. The total assets and total net revenues of Evirth represent 0.37% and 0.19% of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2024, based on the criteria in Internal Control Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report that appears under Item 8.

February 5, 2025

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2024. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(c) Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2024, no such plans or other arrangements were adopted or terminated.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance – Governance Guidelines,” “Corporate Governance – Codes of Conduct,” “Board Committees and Membership – Audit Committee” and “Ownership of Equity Securities – Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 21, 2025 (“2025 Proxy Statement”). All of this information from the 2025 Proxy Statement is incorporated by reference into this Annual Report.

Mondelēz International has adopted a comprehensive insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers, employees, and other designated individuals, which is designed to promote compliance with all applicable insider trading laws, rules and regulations. A copy of this policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11.   Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership – People and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “People and Compensation Committee Report for the Year Ended December 31, 2024” and “CEO Pay Ratio” in our 2025 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of grants issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2024 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,015,743	$54.51	50,900,000

(1)Includes outstanding options, deferred stock units and performance share units and excludes restricted stock.
(2)Weighted average exercise price of outstanding options only.
(3)Shares available for grant under our Amended and Restated 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2025 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Director Independence” and “Corporate Governance – Review of Transactions with Related Persons” in our 2025 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.   Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2025 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

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

123

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

10.5
Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of February 3, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2017).+

10.6
First Amendment of the Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.7	Mondelēz International, Inc. 2024 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 22, 2024).+
10.8
2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2022).+

10.9
2023 Form of Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023).+

10.10
2024 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).+

10.11
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.12
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (California Agreement) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

124

10.13
2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2022).+

10.14
2023 Form of Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023).+

10.15
2024 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024.+

10.16
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.17
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Long-Term Incentive Grant Agreement. (California Agreement) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.18
2022 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2022).+

10.19
2023 Form of Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023).+

10.20
2024 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024.+

10.21
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.22
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Deferred Stock Unit Agreement (California Agreement) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.23
Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.24
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan I, dated December 20, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.25	Second Amendment to Mondelēz Global LLC Supplemental Benefits Plan I, effective December 1, 2024.+
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

10.28	Second Amendment to Mondelēz Global LLC Supplemental Benefits Plan II, effective December 1, 2024.+
10.29
Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.30
Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.31
Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.32
Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.33
Mondelēz International, Inc. Change in Control Plan for Key Executives, amended May 21, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

125

10.34
Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.35
Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.36
Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.37
Offer of Employment Letter, between the Registrant and Dirk Van de Put, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2017).+

10.38
International Permanent Transfer Letter, between Mondelēz Global LLC and Luca Zaramella, effective August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018).+

10.39
Employment Letter, between Mondelez Europe and Vinzenz P. Gruber, dated November 29, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).+

10.40
Offer of Employment Letter, between the Registrant and Gustavo Valle, dated January 6, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.41	Offer of Employment Letter, between the Registrant and Stephanie Lilak, dated November 30, 2024.+
10.42	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+
10.43
Indemnification Agreement between the Registrant and Dirk Van de Put, dated November 20, 2017 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

19.1	Mondelēz International, Inc. Insider Trading Policy.
21.1	Subsidiaries of the Registrant, as of December 31, 2024.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
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
101
The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

126

Item 16. Form 10-K Summary.

None.

127

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By:	/s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer)

Date: February 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DIRK VAN DE PUT	Director, Chair and Chief Executive Officer	February 5, 2025
(Dirk Van de Put)
/s/ LUCA ZARAMELLA	Executive Vice President and Chief Financial Officer	February 5, 2025
(Luca Zaramella)
/s/ MICHAEL CALL	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 5, 2025
(Michael Call)
/s/ CEES ‘t HART	Director	February 5, 2025
(Cees ‘t Hart)
/s/ CHARLES E. BUNCH	Director	February 5, 2025
(Charles E. Bunch)
/s/ ERTHARIN COUSIN	Director	February 5, 2025
(Ertharin Cousin)
/s/ BRIAN MCNAMARA	Director	February 5, 2025
(Brian McNamara)
/s/ JORGE S. MESQUITA	Director	February 5, 2025
(Jorge S. Mesquita)
/s/ ANINDITA MUKHERJEE	Director	February 5, 2025
(Anindita Mukherjee)
/s/ JANE HAMILTON NIELSEN	Director	February 5, 2025
(Jane Hamilton Nielsen)
/s/ PAULA A. PRICE	Director	February 5, 2025
(Paula A. Price)
/s/ PATRICK T. SIEWERT	Director	February 5, 2025
(Patrick T. Siewert)
/s/ MICHAEL A. TODMAN	Director	February 5, 2025
(Michael A. Todman)

128