Form 10-Q
period 2025-03-31
Mondelez International, Inc.
filed 2025-04-29
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

At April 23, 2025, there were 1,294,815,373 shares of the registrant’s Class A Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net revenues	$9,313	$9,290
Cost of sales	(6,883)	(4,540)
Gross profit	2,430	4,750
Selling, general and administrative expenses	(1,711)	(1,938)
Asset impairments and exit costs	(2)	(47)
Amortization of intangible assets	(37)	(38)
Operating income	680	2,727
Benefit plan non-service income	18	23
Interest and other expense, net	(153)	(68)
Earnings before income taxes	545	2,682
Income tax provision	(154)	(632)
Loss on equity method investment transactions	—	(665)
Equity method investment net earnings	16	31
Net earnings	407	1,416
less: Noncontrolling interest earnings	(5)	(4)
Net earnings attributable to Mondelēz International	$402	$1,412
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.31	$1.05
Diluted earnings per share attributable to Mondelēz International	$0.31	$1.04

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net earnings	$407	$1,416
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	536	(222)
Pension and other benefit plans	(28)	38
Derivative cash flow hedges	(9)	(8)
Total other comprehensive earnings/(losses)	499	(192)
Comprehensive earnings/(losses)	906	1,224
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(12)	2
Comprehensive earnings/(losses) attributable to Mondelēz International	$894	$1,226

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,561	$1,351
Trade receivables, less allowance ($37 and $37, respectively)	4,318	3,874
Other receivables, less allowance ($38 and $37, respectively)	941	937
Inventories, net	4,255	3,827
Other current assets	1,655	3,253
Total current assets	12,730	13,242
Property, plant and equipment, net	9,767	9,481
Operating lease right-of-use assets	761	767
Goodwill	23,439	23,017
Intangible assets, net	19,130	18,848
Prepaid pension assets	993	987
Deferred income taxes	400	333
Equity method investments	610	635
Other assets	1,097	1,187
TOTAL ASSETS	$68,927	$68,497
LIABILITIES
Short-term borrowings	$1,914	$71
Current portion of long-term debt	1,828	2,014
Accounts payable	9,921	9,433
Accrued marketing	2,697	2,558
Accrued employment costs	774	928
Other current liabilities	3,869	4,545
Total current liabilities	21,003	19,549
Long-term debt	15,796	15,664
Long-term operating lease liabilities	617	623
Deferred income taxes	3,429	3,425
Accrued pension costs	366	391
Accrued postretirement health care costs	95	98
Other liabilities	1,798	1,789
TOTAL LIABILITIES	43,104	41,539
Commitments and Contingencies (Note 10)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,233	32,276
Retained earnings	36,263	36,476
Accumulated other comprehensive losses	(11,979)	(12,471)
Treasury stock, at cost (701,689,976 and 678,708,640 shares, respectively)	(30,732)	(29,349)
Total Mondelēz International Shareholders’ Equity	25,785	26,932
Noncontrolling interest	38	26
TOTAL EQUITY	25,823	26,958
TOTAL LIABILITIES AND EQUITY	$68,927	$68,497
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended March 31, 2025
Balances at January 1, 2025	$—	$32,276	$36,476	$(12,471)	$(29,349)	$26	$26,958
Comprehensive earnings/(losses):
Net earnings	—	—	402	—	—	5	407
Other comprehensive earnings/(losses), net of income taxes	—	—	—	492	—	7	499
Exercise of stock options and issuance of other stock awards	—	(43)	(4)	—	86	—	39
Common Stock repurchased	—	—	—	—	(1,469)	—	(1,469)
Cash dividends declared ($0.470 per share)	—	—	(611)	—	—	—	(611)
Balances at March 31, 2025	$—	$32,233	$36,263	$(11,979)	$(30,732)	$38	$25,823
Three Months Ended March 31, 2024
Balances at January 1, 2024	$—	$32,216	$34,236	$(10,946)	$(27,174)	$34	$28,366
Comprehensive earnings/(losses):
Net earnings	—	—	1,412	—	—	4	1,416
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(186)	—	(6)	(192)
Exercise of stock options and issuance of other stock awards	—	(53)	1	—	117	—	65
Common Stock repurchased	—	—	—	—	(566)	—	(566)
Cash dividends declared ($0.425 per share)	—	—	(575)	—	—	—	(575)
Balances at March 31, 2024	$—	$32,163	$35,074	$(11,132)	$(27,623)	$32	$28,514

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$407	$1,416
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	324	319
Stock-based compensation expense	18	31
Deferred income tax (benefit)/provision	(96)	270
Asset impairments and accelerated depreciation	4	6
Loss on equity method investment transactions	—	665
Equity method investment net earnings	(16)	(31)
Distributions from equity method investments	44	81
Unrealized loss/(gain) on derivative contracts	689	(1,134)
Contingent consideration adjustments	(12)	22
Other non-cash items, net	56	25
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(379)	(395)
Inventories, net	(300)	(16)
Accounts payable	222	419
Other current assets	196	(330)
Other current liabilities	(58)	36
Change in pension and postretirement assets and liabilities, net	(7)	(60)
Net cash provided by operating activities	1,092	1,324
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(277)	(299)
Acquisitions, net of cash received	(15)	—
Proceeds from divestitures	4	4
Proceeds from derivative settlements	14	71
Payments for derivative settlements	—	(32)
Proceeds from/(contributions to) investments	22	(192)
Proceeds from sales of property, plant and equipment and other	1	2
Net cash used in investing activities	(251)	(446)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Net issuance/(repayment) of short-term borrowings	1,841	(166)
Long-term debt proceeds	—	547
Long-term debt repayments	(453)	(534)
Repurchases of Common Stock	(1,522)	(568)
Dividends paid	(623)	(578)
Other	53	76
Net cash used in financing activities	(704)	(1,223)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	88	(77)
Cash, cash equivalents and restricted cash:
Increase/(decrease)	225	(422)
Balance at beginning of period	1,400	1,884
Balance at end of period	$1,625	$1,462
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation
The condensed consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries, except our Venezuelan subsidiaries that were deconsolidated in 2015. All intercompany transactions are eliminated. The noncontrolling interest represents the noncontrolling investors' interests in the results of subsidiaries that we control and consolidate. We account for investments in common stock or in-substance common stock over which we exercise significant influence under the equity method of accounting.

Highly Inflationary Accounting
Within our consolidated entities, Argentina, Türkiye, Egypt and Nigeria are accounted for as highly inflationary countries. Argentina, Türkiye, Egypt and Nigeria represent 1.5%, 0.8%, 0.4% and 0.3%, respectively, of our consolidated net revenues for the three months ended March 31, 2025. The aggregate losses from remeasurements of monetary assets and liabilities into our reporting currency for the highly inflationary countries were $(7) million and $(8) million for the three months ended March 31, 2025 and 2024, respectively. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $64 million as of March 31, 2025 and $49 million as of December 31, 2024. Total cash, cash equivalents and restricted cash was $1,625 million as of March 31, 2025 and $1,400 million as of December 31, 2024.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2025	$(37)	$(37)	$(16)
Currency and other	—	(1)	(1)
Balance at March 31, 2025	$(37)	$(38)	$(17)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $576 million as of March 31, 2025 and $159 million as of December 31, 2024. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $38 million in operating lease and $51 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2025 and $12 million in operating lease and $22 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2024.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our consolidated balance sheets. Our outstanding obligations confirmed as valid under our SCF program are $3.7 billion and $3.5 billion as of March 31, 2025 and December 31, 2024, respectively.

New Accounting Pronouncements
In December 2023, the FASB issued an Accounting Standards Update ("ASU") which enhances the transparency of annual income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued an ASU that requires incremental disclosures in the notes to the financial statements to disaggregate certain income statement expense line items. The ASU is effective for fiscal years beginning after December 15, 2026 and early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related disclosures.

Note 2. Acquisitions and Divestitures

Evirth
On November 1, 2024, we acquired Evirth (Shanghai) Industrial Co., Ltd. ("Evirth"), a leading manufacturer of cakes and pastries in China. The acquisition will continue to expand our growth in the cakes and pastries categories. The cash consideration paid totaled ¥1.8 billion ($255 million), net of cash received.

We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation.

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

Goodwill of $125 million was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across China. None of the goodwill recognized will be deductible for income tax purposes. All of the goodwill was assigned to the AMEA operating segment. For further detail, refer to Note 5, Goodwill and Intangible Assets.

Acquisition and Divestiture-Related Costs
We recorded a net gain of $8 million during the three months ended March 31, 2025 and incurred $43 million during the three months ended March 31, 2024 in total acquisition integration costs and contingent consideration adjustments. We recorded a net gain of $4 million during the three months ended March 31, 2025 and incurred $4 million during the three months ended March 31, 2024 of total divestiture-related costs.

Note 3. Inventories

Inventories consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	(in millions)
Raw materials	$1,159	$1,058
Finished product	3,269	2,940
	4,428	3,998
Inventory reserves	(173)	(171)
Inventories, net	$4,255	$3,827
Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	(in millions)
Land and land improvements	$383	$373
Buildings and building improvements	3,602	3,453
Machinery and equipment	13,340	12,732
Construction in progress	967	1,058
	18,292	17,616
Accumulated depreciation	(8,525)	(8,135)
Property, plant and equipment, net	$9,767	$9,481

For the three months ended March 31, 2025, capital expenditures of $277 million excluded $397 million of accrued capital expenditures remaining unpaid at March 31, 2025 and included payment for a portion of the $458 million of capital expenditures that were accrued and unpaid at December 31, 2024. For the three months ended March 31, 2024, capital expenditures of $299 million excluded $418 million of accrued capital expenditures remaining unpaid at March 31, 2024 and included payment for a portion of the $471 million of capital expenditures that were accrued and unpaid at December 31, 2023.

Note 5. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
	(in millions)
January 1, 2024	$1,607	$3,065	$8,350	$10,874	$23,896
Currency	(291)	(147)	(508)	(55)	(1,001)
Acquisition (1)	—	122	—	—	122
Balance at December 31, 2024	$1,316	$3,040	$7,842	$10,819	$23,017
Currency	40	14	366	(1)	419
Other (1)	—	3	—	—	3
Balance at March 31, 2025	$1,356	$3,057	$8,208	$10,818	$23,439

(1)Relates to purchase price allocation and subsequent adjustments for Evirth. See Note 2, Acquisitions and Divestitures for additional information.

Intangible Assets
Intangible assets consisted of the following:

	As of March 31, 2025			As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Indefinite-life intangible assets (1)	$18,081	$—	$18,081	$17,770	$—	$17,770
Definite-life intangible assets	3,360	(2,311)	1,049	3,306	(2,228)	1,078
Total	$21,441	$(2,311)	$19,130	$21,076	$(2,228)	$18,848

(1)We recorded intangible asset impairments of $153 million in 2024 within asset impairment and exit costs in the condensed consolidated statement of earnings.

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements.

Amortization expense for intangible assets was $37 million for the three months ended March 31, 2025 and $38 million for the three months ended March 31, 2024.

For the next five years, we estimate annual amortization expense of approximately (reflecting March 31, 2025 exchange rates):

(in millions)
2025	$140
2026	110
2027	90
2028	85
2029	85

Impairment Assessment:
We test our reporting units and brands for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. During the first quarter of 2025, we evaluated our goodwill impairment and intangible asset impairment risk through an assessment of potential triggering events. We considered qualitative and quantitative information in our assessment and concluded there were no impairment indicators.

During our 2024 annual indefinite-life intangible assets testing, we recorded $153 million of intangible asset impairment charges related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy and one biscuit brand in the Latin America segment. Additionally, we identified thirteen brands that each had a fair value in excess of book value of 10% or less. The aggregate book value of the thirteen brands was $3.0 billion as of March 31, 2025. We believe our current plans for each of these brands will allow them to not be impaired, but if plans to grow brand revenue and earnings, and expand margin are not met or specific valuation factors outside of our control, such as discount rates, change significantly then a brand or brands could become impaired in the future.

Note 6. Equity Method Investments

Our current equity method investments primarily relate to our ownership interests in Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. As of March 31, 2025, we owned 50.0% and 49.0%, respectively, of these companies' outstanding shares. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions.

Our investments accounted for under the equity method of accounting totaled $610 million as of March 31, 2025 and $635 million as of December 31, 2024. We recorded equity earnings of $16 million and received cash dividends of $44 million in the three months ended March 31, 2025. We recorded equity earnings of $31 million and received cash dividends of $81 million in the three months ended March 31, 2024, which included our prior investment in JDE Peet’s N.V. (“JDEP”). During the fourth quarter of 2024, we sold our remaining 85.9 million shares in JDEP to JAB Holding Company and fully exited the investment.

During the three months ended March 31, 2024, we determined there was an other-than-temporary impairment of our investment in JDEP based on the period for which the quoted market price fair value had been less than the carrying value of the investment and the uncertainty surrounding JDEP's stock price recovering to the carrying value. As a result, the investment was written down to its estimated fair value based on the closing price of the underlying equity security of €19.46 per share on March 28, 2024, resulting in an impairment charge of €612 million ($665 million). This charge was included within Loss on equity method investment transactions in the condensed consolidated statement of earnings.

Note 7. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2025		As of December 31, 2024
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$1,843	4.6%	$—	—%
Bank loans	71	10.8%	71	12.1%
Total short-term borrowings	$1,914		$71

Our uncommitted credit lines and committed credit lines available include:

	As of March 31, 2025		As of December 31, 2024
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$864	$71	$784	$71
Credit facilities (1):
February 19, 2025	—	—	1,500	—
February 18, 2026	1,500	—	—	—
February 23, 2027	—	—	4,500	—
February 19, 2030	4,500	—	—	—

(1)On February 19, 2025, our $1.5 billion 364-day senior unsecured revolving credit agreement dated as of February 21, 2024 expired and we entered into a $1.5 billion 364-day senior unsecured revolving credit agreement that will expire on February 18, 2026. Additionally, we early terminated our $4.5 billion five-year senior unsecured revolving credit agreement dated as of February 23, 2022, and entered into a $4.5 billion five-year senior unsecured revolving credit agreement that will expire on February 19, 2030.

We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with any mark-to-market accounting for pensions and other retirement plans. At March 31, 2025, we complied with this covenant. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

Debt Repayments
During the three months ended March 31, 2025, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
3.250%	March 2025	C$600	$417

During the three months ended March 31, 2024, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.125%	March 2024	$500	$500

Debt Issuances
During the three months ended March 31, 2025, we did not complete any debt issuances.

During the three months ended March 31, 2024, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Principal Amount	Principal Amount USD Equivalent
February 2024	4.750%	February 2029	$550	$550

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of substantially all of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data).

	As of March 31, 2025	As of December 31, 2024
	(in millions)
Fair Value	$17,683	$15,846
Carrying Value	$19,538	$17,749

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Interest expense	$137	$122
Other expense/(income), net	16	(54)
Interest and other expense, net	$153	$68

Other expense/(income), net includes amortization of amounts excluded from our assessment of hedge effectiveness related to our net investment hedge derivative contracts, foreign currency transaction gains and losses on certain foreign currency denominated assets and liabilities, gains and losses on certain foreign currency derivative contracts, interest income and other non-operating items. Refer to Note 8, Financial Instruments for additional information about our hedging activities.

Note 8. Financial Instruments

Derivatives and Hedging Activities

Fair Value of Derivative Instruments
Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2025		As of December 31, 2024
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as accounting hedges:
Interest rate contracts (1)	$63	$60	$84	$35
Net investment hedge derivative contracts (2)	244	201	305	50
	$307	$261	$389	$85
Derivatives not designated as accounting hedges:
Currency exchange contracts	$176	$146	$302	$118
Commodity contracts	911	752	2,205	1,522
Interest rate contracts	3	—	3	—
	$1,090	$898	$2,510	$1,640
Total fair value	$1,397	$1,159	$2,899	$1,725

(1)Interest rate contracts designated as cash flow hedging instruments.
(2)Net investment hedge derivative contracts consist of cross-currency interest rate swaps, forward contracts and options. We also designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above, but is included in long-term debt discussed in Note 7, Debt and Borrowing Arrangements. Both net investment hedge derivative contracts and non-U.S. dollar denominated debt acting as net investment hedges are also disclosed in the Derivative Volume table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

We recorded the fair value of our derivative instruments in the condensed consolidated balance sheets as follows:

	As of March 31, 2025	As of December 31, 2024
	(in millions)
Other current assets	$1,164	$2,545
Other assets	233	354
Other current liabilities	1,000	1,641
Other liabilities	159	84

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of March 31, 2025
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$30	$—	$30	$—
Commodity contracts	159	106	53	—
Interest rate contracts	6	—	6	—
Net investment hedge contracts	43	—	43	—
Total derivatives	$238	$106	$132	$—

	As of December 31, 2024
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Currency exchange contracts	$184	$—	$184	$—
Commodity contracts	683	(111)	794	—
Interest rate contracts	52	—	52	—
Net investment hedge contracts	255	—	255	—
Total derivatives	$1,174	$(111)	$1,285	$—

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

Derivative Volume
The gross notional values of our hedging instruments were:

	Notional Amount
	As of March 31, 2025	As of December 31, 2024
	(in millions)
Currency exchange contracts	$16,284	$13,538
Commodity contracts	17,142	16,210
Interest rate contracts	4,536	5,336
Net investment hedges:
Net investment hedge derivative contracts	9,421	8,647
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,446	3,298
Swiss franc notes	226	220
Canadian dollar notes	452	869

Cash Flow Hedges
Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 12, Reclassifications from Accumulated Other Comprehensive Income for additional information on current period activity. Based on current market conditions, we would expect to transfer losses of $24 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Cash Flow Hedge Coverage
As of March 31, 2025, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 4 years.

Hedges of Net Investments in International Operations

Net investment hedge ("NIH") derivative contracts
We enter into cross-currency interest rate swaps, forwards and options to hedge certain investments in our non-U.S. operations against movements in exchange rates. As of March 31, 2025, the aggregate notional value was $9.4 billion.

Net investment hedge derivative contract impacts on other comprehensive earnings and net earnings were:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
(Loss)/gain on NIH contracts (1)	$(201)	$220
Amounts excluded from the assessment of hedge effectiveness (2)	57	41

(1)Amounts recorded for unsettled and settled NIH derivative contracts are recorded within the cumulative translation adjustment section of other comprehensive earnings/(losses).
(2)We assess the effectiveness of NIH relationships based on spot rates and amortize the initial value attributable to the excluded component to earnings over the life of the hedging instrument within interest and other expense, net.

Non-U.S. dollar debt designated as net investment hedges
Gains/(losses) related to non-U.S. dollar debt designated as hedges of net investments in international operations, which are recorded within the cumulative translation adjustment section of other comprehensive earnings/(losses), were:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Euro notes	$(147)	$79
Swiss franc notes	(6)	26
Canadian notes	—	10

Derivatives Not Designated as Accounting Hedges
For derivatives not designated as accounting hedges ("economic hedges"), we classify gains and losses in the income statement based on the classification of the item economically hedged. Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Currency exchange contracts:
Cost of sales	$(131)	$25
Selling, general and administrative expenses	—	7
Interest and other expense, net	90	56
Commodity contracts - Cost of sales	(409)	1,184
Total	$(450)	$1,272

Fair Value of Contingent Consideration
The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Liability at beginning of period	$179	$680
Changes in fair value	(12)	23
Liability at end of period	$167	$703

Contingent consideration was recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2025
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$99	$—	$—	$99
Other (2)	68	—	—	68
Total contingent consideration	$167	$—	$—	$167

	As of December 31, 2024
	Total Fair Value of Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Clif Bar (1)	$124	$—	$—	$124
Other (2)	55	—	—	55
Total contingent consideration	$179	$—	$—	$179

(1)In connection with the Clif Bar acquisition, we entered into a contingent consideration arrangement that may require us to pay additional consideration to the sellers for achieving certain net revenue, gross profit and EBITDA targets in 2025 and 2026 that exceed our base financial projections for the business implied in the upfront purchase price. The possible payments range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of the base financial projections. The contingent consideration liabilities are recorded at fair value and primarily recorded in other liabilities as of March 31, 2025 and December 31, 2024. The estimated fair value of the contingent consideration obligation is determined using a Monte Carlo simulation. Significant assumptions used in assessing the fair value of the liability include financial projections for net revenue, gross profit and EBITDA, as well as discount and volatility rates. Fair value adjustments are primarily recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings.
(2)The other contingent consideration liabilities are recorded at fair value and recorded in other liabilities as of March 31, 2025 and December 31, 2024. Fair value adjustments were recorded in selling, general and administrative expenses in the condensed consolidated statement of earnings.

Note 9. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Service cost	$1	$1	$15	$15
Interest cost	9	15	69	71
Expected return on plan assets	(13)	(23)	(104)	(108)
Amortization of net loss and prior service cost	—	—	17	16
Settlement losses	4	6	—	—
Net periodic pension cost/(benefit)	$1	$(1)	$(3)	$(6)

Employer Contributions
During the three months ended March 31, 2025, we contributed $29 million to our non-U.S. pension plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of March 31, 2025, we plan to make further contributions of approximately $11 million to our U.S. plans and $39 million to our non-U.S. plans for the remainder of 2025. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or changes in interest rates.

Mondelēz Global LLC Retirement Plan Update
During the third quarter of 2024, we entered into an agreement with two third party insurance companies for the Mondelēz Global LLC Retirement Plan (“MDLZ Global Plan”), the pension plan for US salaried employees. The agreement featured a buy-in of the plan assets with an option to elect a future buy-out conversion. As part of the buy-in, all of the MDLZ Global Plan assets were transferred to the insurance companies in exchange for an annuity contract during the third quarter of 2024 to further reduce the risk of plan asset value volatility. As of January 1, 2025, the annuity contract is providing all future benefit payments to the MDLZ Global Plan participants. However, we continue to retain the primary benefit obligation until the buy-out conversion is completed. Upon election of the buy-out conversion, we will transfer full responsibility of the MDLZ Global Plan obligations to the insurance companies, at which time we will derecognize the assets and liabilities of the pension plan and recognize a settlement loss as a component of net periodic pension cost.

We currently intend to execute the buy-out conversion in the second quarter of 2025.

Multiemployer Pension Plans
On July 11, 2019, we received a withdrawal liability assessment from the Bakery and Confectionery Union and the Industry International Pension Fund requiring pro-rata monthly payments over 20 years and we recorded a discounted liability of $491 million at that time. In connection with the discounted long-term liability, we recorded accreted interest of $2 million for the three months ended March 31, 2025 and the three months ended March 31, 2024 within Interest and other expense, net in the condensed consolidated statement of earnings. As of March 31, 2025, the remaining discounted withdrawal liability was $307 million, with $16 million recorded in Other current liabilities and $291 million recorded in Long-term other liabilities in the condensed consolidated balance sheets.

Postretirement and Postemployment Benefit Plans
The net periodic postretirement benefit was $(3) million for the three months ended March 31, 2025 and the three months ended March 31, 2024. The net periodic postemployment cost was $5 million for the three months ended March 31, 2025 and March 31, 2024.

Note 10. Commitments and Contingencies

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

As previously disclosed, in November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. In the second quarter of 2024, we reached a negotiated resolution in this matter. At that time, we had accrued (in accordance with U.S. GAAP), on a pre-tax basis, a liability of €337.5 million ($376 million). Pursuant to the terms of the agreed settlement, we fulfilled our payment obligation in August 2024. We do not anticipate any modification of our business practices and agreements that would have a material impact on our ongoing business operations within the European Union.

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of March 31, 2025 and December 31, 2024, we had no material third-party guarantees recorded on our condensed consolidated balance sheets.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 11. Stock Plans

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2025	16,479,169	$54.51	5 years	$135	million
Annual grant to eligible employees	1,989,760	65.09
Options exercised (1)	(1,131,487)	39.97		$26	million
Options canceled	(148,672)	66.01
Balance at March 31, 2025	17,188,770	56.59	6 years	$205	million

(1)Cash received from options exercised was $44 million in the three months ended March 31, 2025. We recognized $4 million of excess income tax benefits from stock option exercises in the three months ended March 31, 2025.

Performance Share Units and Other Stock-Based Awards
Our performance share unit (PSU), deferred stock unit (DSU) and other stock-based activity is reflected below:

	Number of Shares	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2025	4,536,574	$67.76
Annual grant to eligible employees:
Performance share units	1,194,640	69.49
Deferred stock units	826,180	65.09
Additional shares granted (1)	744,905	59.73
Total shares granted	2,765,725	65.55	$181	million
Vested (2) (3)	(1,397,324)	63.30	$88	million
Forfeited (2)	(140,406)	69.14
Balance at March 31, 2025	5,764,569	67.74

(1)Includes primarily DSUs and incremental PSUs issued over target.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)We recognized $1 million of income tax shortfalls upon vesting of PSUs and DSUs in the three months ended March 31, 2025.
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

Share Repurchase Program
Effective January 1, 2025, our Board of Directors replaced our prior share repurchase program by approving a program authorizing the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027. Repurchases under the program are determined by management and are wholly discretionary.

During the three months ended March 31, 2025, we repurchased approximately 25 million shares of Common Stock at an average cost of $57.91 per share, or an aggregate cost of approximately $1.5 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2025, we have approximately $7.5 billion in remaining share repurchase capacity.

Note 12. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net (losses)/gains of $(47) million in the first quarter of 2025 and $23 million in the first quarter of 2024.

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(11,017)	$(9,574)
Currency translation adjustments	549	(182)
Tax effect	(13)	(40)
Other comprehensive earnings/(losses)	536	(222)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(7)	6
Balance at end of period	(10,488)	(9,790)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,402)	$(1,323)
Net actuarial gain/(loss) arising during period	—	(5)
Losses/(gains) reclassified into net earnings:
Amortization of net loss and prior service (1)	14	12
Settlement losses (1)	4	6
Tax expense/(benefit) on reclassifications (3)	(2)	(4)
Currency impact	(44)	29
Other comprehensive earnings/(losses)	(28)	38
Balance at end of period	(1,430)	(1,285)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(52)	$(49)
Net derivative gains/(losses)	(37)	25
Tax effect on net derivative gain/(loss)	1	3
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)	28	(36)
Tax expense/(benefit) on reclassifications (3)	3	(1)
Currency impact	(4)	1
Other comprehensive earnings/(losses)	(9)	(8)
Balance at end of period	(61)	(57)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(12,471)	$(10,946)
Total other comprehensive earnings/(losses)	499	(192)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(7)	6
Other comprehensive earnings/(losses) attributable to Mondelēz International	492	(186)
Balance at end of period	$(11,979)	$(11,132)

(1)These reclassified losses are included in net periodic benefit costs disclosed in Note 9, Benefit Plans.
(2)These reclassified gains or losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 13. Restructuring Program

In 2014, our Board of Directors approved a multi-year restructuring program ("Simplify to Grow Program") to reduce our operating cost structure in both supply chain and overhead costs. Total restructuring and implementation charges of $5.4 billion were incurred throughout the Simplify to Grow Program, which ended in December 2024.

We recorded restructuring charges of $42 million and implementation costs of $11 million in the three months ended March 31, 2024.

The Simplify to Grow Program restructuring liability activity for the three months ended March 31, 2025 was:

Severance and related costs
(in millions)
Liability balance, January 1, 2025	$188
Payments	(23)
Currency and other	5
Liability balance, March 31, 2025	$170

The liability for restructuring charges is included within other current liabilities and other long-term liabilities.

Note 14. Income Taxes

As of the first quarter of 2025, our effective tax rate was 28.3% as compared to 23.6% in the first quarter of 2024. The higher effective tax rate is driven by our jurisdictional mix of earnings (including the impact of mark-to-market losses on commodity and foreign currency derivatives) and the relative impact of permanent items on lower pre-tax earnings on a year-over-year basis. Those items were partially offset by additional releases of liabilities for uncertain tax positions due to audit developments in the first quarter of 2025 as compared to the first quarter of 2024.

Note 15. Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	For the Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
Net earnings	$407	$1,416
less: Noncontrolling interest earnings	(5)	(4)
Net earnings attributable to Mondelēz International	$402	$1,412
Weighted-average shares for basic EPS	1,301	1,348
Plus: Dilutive effect of outstanding stock awards	4	7
Weighted-average shares for diluted EPS	1,305	1,355
Basic earnings per share attributable to Mondelēz International	$0.31	$1.05
Diluted earnings per share attributable to Mondelēz International	$0.31	$1.04

We exclude antidilutive Mondelēz International stock options and long-term incentive plan shares from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 6.4 million for the three months ended March 31, 2025 and 2.7 million for the three months ended March 31, 2024.

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

Our operations and management structure are organized into four operating segments:
    • Latin America
    • AMEA
    • Europe
    • North America

Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer. Our CODM uses segment operating income in the annual plan and forecasting process and considers actual versus plan variances in assessing the performance of the segment. The CODM also uses segment operating income as an input to the overall compensation measures for segment management under our incentive compensation plans. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes certain mark-to-market impacts on commodity and foreign currency derivatives (which are primarily a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage benefit plan non-service income and interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that our CODM reviews. Additionally, assets for reportable segments are not disclosed as such information is not regularly reviewed by the Company's CODM.

Our segment net revenue, significant segment expenses and operating income, by reportable segment were as follows:

	Three Months Ended March 31, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,203	$2,016	$3,550	$2,544	$9,313
Segment cost of sales	(815)	(1,270)	(2,541)	(1,583)	(6,209)
Segment selling, general and administrative expenses (1)	(249)	(403)	(547)	(476)	(1,675)
Segment operating income	$139	$343	$462	$485	1,429
Mark-to-market losses on commodity and foreign currency derivatives					(669)
General corporate expenses					(43)
Amortization of intangible assets					(37)
Operating income					$680

	Three Months Ended March 31, 2024
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,319	$1,950	$3,368	$2,653	$9,290
Segment cost of sales	(866)	(1,138)	(2,137)	(1,525)	(5,666)
Segment selling, general and administrative expenses (1)	(296)	(401)	(640)	(579)	(1,916)
Segment operating income	$157	$411	$591	$549	1,708
Mark-to-market gains on commodity and foreign currency derivatives					1,124
General corporate expenses					(67)
Amortization of intangible assets					(38)
Operating income					$2,727
(1) SG&A for all reportable segments includes: Advertising & consumer expenses and overhead expenses.

Total depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Depreciation expense (2):
Latin America	$34	$38
AMEA	41	40
Europe	71	67
North America	43	38
Corporate	11	13
Total depreciation expense	$200	$196
(2) Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the consolidated statement of cash flows for total depreciation and amortization expenses.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Capital expenditures:
Latin America	$(35)	$(38)
AMEA	(54)	(52)
Europe	(123)	(141)
North America	(64)	(63)
Corporate	(1)	(5)
Total capital expenditures	$(277)	$(299)

Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Three Months Ended March 31, 2025
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$287	$736	$1,088	$2,220	$4,331
Chocolate	369	773	1,940	100	3,182
Gum & Candy	341	243	162	224	970
Beverages	96	164	37	—	297
Cheese & Grocery	110	100	323	—	533
Total net revenues	$1,203	$2,016	$3,550	$2,544	$9,313

	For the Three Months Ended March 31, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$286	$644	$1,030	$2,339	$4,299
Chocolate	382	771	1,770	91	3,014
Gum & Candy	393	234	206	223	1,056
Beverages	130	189	34	—	353
Cheese & Grocery	128	112	328	—	568
Total net revenues	$1,319	$1,950	$3,368	$2,653	$9,290

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

Trade and Regulatory Uncertainty

In many markets, including the United States, certain products or a portion of our products, including significant inputs, are imported from other jurisdictions. As the current geopolitical environment remains unpredictable, we continue to monitor and evaluate the impact of proposed and enacted tariffs, including proposed and enacted retaliatory tariffs or other trade restrictions. We are evaluating the potential impact of these developments as well as our ability to mitigate the impact, as they are expected to adversely impact our revenue and cost of goods sold. If the provisions of certain proposed tariffs for which implementation is currently delayed are ultimately implemented as originally proposed, or if additional tariff actions are implemented, we would expect those adverse impacts on our business operations and financial performance to be significant. For most products and materials imported to the United States from Mexico and Canada, we comply with the terms of the U.S.-Mexico-Canada Agreement ("USMCA") and are therefore not subject to tariffs on most products and materials imported from those jurisdictions. However, the current trade environment continues to evolve rapidly and there can be no assurance that such products and materials will continue to be exempt. The implementation of additional protectionist trade measures, and any further retaliatory actions taken in response, could result in increased costs and pricing pressures, disrupt consumer spending patterns, and impact market stability and consumer confidence, any or all of which could adversely affect our operating results. For additional information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2024, including the risk entitled “We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and/or other foreign governments.”

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

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations because we believe that we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions. We continue to consolidate both our Ukrainian and Russian subsidiaries. During the first quarter of 2025, Ukraine generated 0.4% and Russia generated 3.1% of our consolidated net revenue and during the first quarter of 2024, Ukraine generated 0.4% and Russia generated 2.6% of our consolidated net revenue. The profitability of and the assets held by our Russian business continue to remain above historic levels. We cannot predict if the recent strength in our Russian business will continue in the future.

Our operations in Russia are subject to risks, including the temporary or permanent loss of assets due to expropriation or further curtailment of our ability to conduct business operations in Russia. In the event this were to occur, this could lead to the partial or full impairment of our Russian assets or deconsolidation of our Russian operations in future periods, or the termination of and loss of revenue from our business operations, based on actions taken by Russia, other parties or us. For additional information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2024, including the risk entitled “The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.”

Developments in the Middle East

In October 2023, conflict developed in the Middle East between Hamas and Israel, and has expanded to other parts of the region. Throughout 2024 and into 2025, we experienced sales impacts related to this conflict in certain AMEA markets, but this did not have a material impact on our business, results of operations or financial condition. We continue to evaluate the impacts of these developments on our business and we cannot predict if the conflict will have a significant impact in the future.

ERP System Implementation

In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems (the “ERP System Implementation”). ERP System Implementation spending comprises both capital expenditures and operating expenses, of which a majority is expected to relate to operating expenses. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. The ERP System Implementation program will be implemented by region in several phases with spending occurring over the next four years, with expected completion by year-end 2028. Refer to Non-GAAP financial measures for additional information.

Extreme Price Growth in Argentina

During December 2023, the Argentinean peso significantly devalued. The peso's devaluation and potential resulting distortion on our non-GAAP Organic Net Revenue, Organic Net Revenue growth and other constant currency growth rate measures resulted in our decision to exclude the impact of pricing increases in excess of 26% year-over-year ("extreme pricing") in Argentina, from these measures beginning in the first quarter of 2024. The benchmark of 26% represents the minimum annual inflation rate for each year over a 3-year period which would result in a cumulative inflation rate in excess of 100%, the level at which an economy is considered hyperinflationary under U.S. GAAP. Throughout the following MD&A discussion, we exclude the impact of extreme pricing in Argentina from the net pricing impact of Organic Net Revenue and Organic Net Revenue growth and its related impact on our other non-GAAP financial constant currency growth measures. Additionally within this MD&A discussion, "currency-related items" reflect the impacts of extreme pricing and year-over-year currency translation rate changes. Refer to Non-GAAP financial measures for additional information.

Currency-related items impacted our non-GAAP financial measures for the three months ended March 31, 2025 as follows:
•Organic Net Revenue: In the first quarter of 2025, unfavorable currency-related items of $342 million (3.7 pp) were driven by unfavorable currency translation rate changes of $365 million (4.0 pp), partially offset by extreme pricing of $23 million (0.3 pp). In Emerging Markets, unfavorable currency-related items of $252 million (6.8 pp) were driven by unfavorable currency translation rate changes of $275 million (7.4 pp), partially offset by extreme pricing of $23 million (0.6 pp). In Developed Markets, unfavorable currency-related items of $90 million (1.6 pp) were driven by unfavorable currency translation rate changes.
•Adjusted Operating Income: In the first quarter of 2025, unfavorable currency-related items of $27 million were driven by unfavorable currency translation rate changes of $31 million, partially offset by extreme pricing of $4 million.
•Adjusted EPS: In the first quarter of 2025, unfavorable currency-related items of $0.02 were driven by unfavorable currency translation rate changes, as extreme pricing had an immaterial impact.

Acquisitions and Divestitures

During the fourth quarter of 2024, we completed the acquisition of Evirth (Shanghai) Industrial Co., Ltd, a leading manufacturer of cakes and pastries in China. Refer to Note 2, Acquisitions and Divestitures, for additional details.

Equity Method Investment Transactions

JDE Peet’s Transactions (Euronext Amsterdam: “JDEP”)
During the first quarter of 2024, we determined there was an other-than-temporary impairment of our investment in JDEP, resulting in an impairment charge of €612 million ($665 million). During the fourth quarter of 2024, we sold our remaining 85.9 million shares to JAB Holdings Company. For additional information, refer to Note 6, Equity Method Investments.

Benefit Plans

During the third quarter of 2024, we entered into an annuity agreement with two third party insurance companies for the Mondelēz Global LLC Retirement Plan (“MDLZ Global Plan”), the pension plan for US salaried employees. The annuity agreement featured a buy-in of the plan assets with an option to elect a future buy-out conversion. The MDLZ Global Plan was terminated on December 31, 2024, and we currently intend to execute the buy-out conversion in the second quarter of 2025. Refer to Note 9, Benefit Plans for additional information.

Taxes

We continue to monitor existing and potential future tax reform around the world. Numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax, effective for 2024. Important details of these minimum tax regimes are still being considered. Based on the guidance available thus far, this legislation did not have a material impact on our condensed consolidated financial statements but we will continue to evaluate it as additional guidance and clarification becomes available.

Summary of Results

•Net revenues increased 0.2% to $9.3 billion in the first quarter of 2025 as compared to the same period in the prior year. Net revenue growth in the first quarter of 2025 was driven by higher net pricing and incremental net revenue from our acquisition of Evirth, partially offset by unfavorable currency-related items, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year, unfavorable volume/mix and lapping prior-year net revenue from a short-term distributor agreement related to the sale of our developed market gum business.

•Organic Net Revenue, a non-GAAP financial measure, increased 3.1% to $9.6 billion in the first quarter of 2025 as compared to the same period in the prior year. During the first quarter Organic Net Revenue grew due to higher net pricing, partially offset by unfavorable volume/mix. Organic Net Revenue is reported on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.

•Diluted EPS attributable to Mondelēz International decreased (70.2)% to $0.31 in the first quarter of 2025 as compared to the same period in the prior year. The decrease was driven by an unfavorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, a decrease in Adjusted EPS and costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by lapping a prior-year equity method investment impairment, lapping prior-year costs for the completed Simplify to Grow Program, lower acquisition integration costs and contingent consideration adjustments and lower losses on remeasurement of net monetary position in highly inflationary countries.

•Adjusted EPS, a non-GAAP financial measure, decreased (20.4)% to $0.74 in the first quarter of 2025 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS decreased (18.3)% to $0.76 in the first quarter of 2025 as compared to the same period in the prior year. The decrease in Adjusted EPS was driven by operating declines, higher interest and other expense and unfavorable currency-related items, partially offset by fewer shares outstanding, lower taxes and the impact from an acquisition. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.

Discussion and Analysis of Historical Results

Items Affecting Comparability of Financial Results

The following table includes significant income or (expense) items that affected the comparability of our results of operations and our effective tax rates. Please refer to the notes to the condensed consolidated financial statements indicated below for additional information. Refer to the Consolidated Results of Operations – Net Earnings and Earnings per Share Attributable to Mondelēz International table and the Non-GAAP Financial Measures section for the after-tax per share impacts and definitions of these items.

		For the Three Months Ended March 31,
	See Note	2025	2024
		(in millions, except percentages)
Simplify to Grow Program	Note 13	$2	$(53)
Mark-to-market (losses)/gains from derivatives (1)	Note 8	(673)	1,124
Acquisition-related items	Note 2	8	(43)
Divestiture-related items	Note 2	4	(4)
Incremental costs due to war in Ukraine		—	(1)
ERP System Implementation costs (2)		(33)	—
Remeasurement of net monetary position	Note 1	(7)	(8)
Impact from pension participation changes (1)	Note 9	(2)	(2)
Initial impacts from enacted tax law changes	Note 14	2	2
Loss on equity method investment transactions (3)	Note 6	—	(665)
Effective tax rate	Note 14	28.3%	23.6%

(1)Includes impacts recorded in operating income and interest expense and other, net in the accompanying condensed consolidated statements of earnings.
(2)Refer to Recent Developments and Significant Items Affecting Comparability - ERP System Implementation, for more information.
(3)Loss on equity method investment transactions includes impairments and is recorded outside pre-tax operating results on the condensed consolidated statement of earnings.

Consolidated Results of Operations
Three Months Ended March 31

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except per share data)
Net revenues	$9,313	$9,290	$23	0.2%
Operating income	680	2,727	(2,047)	(75.1)%
Net earnings attributable to Mondelēz International	402	1,412	(1,010)	(71.5)%
Diluted earnings per share attributable to Mondelēz International	0.31	1.04	(0.73)	(70.2)%

Net Revenues – Net revenues increased $23 million (0.2%) to $9,313 million in the first quarter of 2025, and Organic Net Revenue (1) increased $291 million (3.1%) to $9,556 million. Emerging markets net revenues decreased (0.3)% and emerging markets Organic Net Revenue increased 3.9% (1). Developed markets net revenues increased 0.6% and developed markets Organic Net Revenue increased 2.6% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Three Months Ended March 31, 2025
Reported (GAAP)	$3,723	$5,590	$9,313
Acquisitions	(99)	—	(99)
Currency-related items	252	90	342
Organic (Non-GAAP)	$3,876	$5,680	$9,556
Three Months Ended March 31, 2024
Reported (GAAP)	$3,733	$5,557	$9,290
Short-term distributor agreements	(3)	(22)	(25)
Organic (Non-GAAP)	$3,730	$5,535	$9,265
% Change
Reported (GAAP)	(0.3)%	0.6%	0.2%
Short-term distributor agreements	0.1	0.4	0.3	pp
Acquisitions	(2.7)	—	(1.1)
Currency-related items	6.8	1.6	3.7
Organic (Non-GAAP)	3.9%	2.6%	3.1%
Vol/Mix	(3.7)pp	(3.3)pp	(3.5)pp
Pricing	7.6	5.9	6.6
(1)Please see the Non-GAAP Financial Measures section at the end of this item.

Net revenue increase of 0.2% was driven by our underlying Organic Net Revenue growth of 3.1% and the impact of an acquisition, partially offset by unfavorable currency-related items and lapping prior-year net revenue from a short-term distributor agreement related to the sale of our developed market gum business. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was due to the benefit of carryover pricing from 2024 as well as the effects of input cost-driven pricing actions taken during the first three months of 2025. Higher net pricing was reflected in all regions except North America. Unfavorable volume/mix was experienced across all regions, driven by volume declines reflecting pricing elasticity impacts in Europe, AMEA and Latin America as well as biscuit & baked snacks category softness in North America. The November 1, 2024 acquisition of Evirth added incremental net revenues of $99 million (constant currency basis) in the first quarter of 2025. Refer to Note 2, Acquisitions and Divestitures, for additional information. Currency-related items decreased net revenues by $342 million, driven by unfavorable currency translation rate changes, partially offset by extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to most currencies, primarily the Brazilian real, Mexican peso, euro, Argentinean peso, Egyptian pound, Indian rupee, Canadian dollar, Australian dollar and Turkish lira. The lapping of the prior-year short-term distributor agreement related to the sale of our developed market gum business, which ended in the first quarter of 2024, resulted in a year-over-year incremental reduction in net revenue of $25 million.

Operating Income – Operating income decreased $2,047 million (75.1%) to $680 million in the first quarter of 2025. Adjusted Operating Income (1) decreased $335 million (19.6%) to $1,375 million and Adjusted Operating Income on a constant currency basis (1) decreased $308 million (18.0%) to $1,402 million due to the following:

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Operating Income	$680	$2,727	$(2,047)	(75.1)%
Simplify to Grow Program (2)	(2)	53	(55)
Mark-to-market losses/(gains) from derivatives (3)	669	(1,124)	1,793
Acquisition-related items (4)	(8)	43	(51)
Divestiture-related items (4)	(4)	4	(8)
Operating results from short-term distributor agreements (1)	—	(2)	2
Incremental costs due to war in Ukraine (5)	—	1	(1)
ERP System Implementation costs (6)	33	—	33
Remeasurement of net monetary position (7)	7	8	(1)
Adjusted Operating Income (1)	$1,375	$1,710	$(335)	(19.6)%
Currency-related items	27	—	27
Adjusted Operating Income (constant currency) (1)	$1,402	$1,710	$(308)	(18.0)%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$612
Higher input costs	(850)
Unfavorable volume/mix	(215)
Lower selling, general and administrative expenses	132
Impact from acquisitions (4)	10
Lower amortization of intangible assets	2
Lower asset impairment charges	1
Total change in Adjusted Operating Income (constant currency) (1)	$(308)

(1)Refer to the Non-GAAP Financial Measures section.
(2)Refer to Note 13, Restructuring Program, for additional information.
(3)Refer to Note 8, Financial Instruments, and the Non-GAAP Financial Measures section at the end of this item for additional information on the unrealized gains/losses on commodity and foreign currency derivative contracts economically hedging forecasted transactions.
(4)Refer to Note 2, Acquisitions and Divestitures, for additional information on the November 1, 2024 acquisition of Evirth and divestiture-related costs.
(5)Refer to Recent Developments and Significant Items Affecting Comparability - War in Ukraine, for information on accounting impacts resulting from the war in Ukraine.
(6)Refer to Recent Developments and Significant Items Affecting Comparability - ERP System Implementation, for more information.
(7)Refer to Note 1, Basis of Presentation, for information on our application of highly inflationary accounting for Argentina, Türkiye, Egypt and Nigeria.

During the first quarter of 2025, we realized higher net pricing, which was more than offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2024 as well as the effects of input cost-driven pricing actions taken during the first three months of 2025, was reflected across all regions except North America. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were primarily due to higher cocoa, dairy, packaging, energy, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar, grains and edible oils costs. Overall, unfavorable volume/mix was primarily due to volume declines, reflected across all regions.

Total selling, general and administrative expenses decreased $227 million from the first quarter of 2024, which was net of benefits from a number of factors noted in the table above, including in part, a favorable currency-related impact to expenses, favorable contingent consideration adjustments related to the Clif Bar acquisition and lower acquisition integration costs, lapping prior-year implementation costs for the completed Simplify to Grow Program, lapping prior-year divestiture-related costs and the impact from acquisitions, marginally offset by costs incurred for the ERP System Implementation program. Excluding these factors, selling, general and administrative expenses decreased $132 million from the first quarter of 2024. The decrease was driven primarily by lower advertising and consumer promotion costs and lower overhead costs.

Unfavorable currency-related items, net of extreme pricing in Argentina, decreased operating income by $27 million primarily due to the strength of the U.S. dollar relative to most currencies, including the Mexican peso, Brazilian real, euro, Australian dollar, Egyptian pound, Indian rupee, Chinese yuan and Canadian dollar.

Operating income margin decreased from 29.4% in the first quarter of 2024 to 7.3% in the first quarter of 2025. The decrease in operating income margin was driven primarily by an unfavorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, lower Adjusted Operating Income margin and costs incurred for the ERP System Implementation program, partially offset by lower acquisition integration costs and contingent consideration adjustments and lapping prior-year costs for the completed Simplify to Grow Program. Adjusted Operating Income margin decreased from 18.5% for the first quarter of 2024 to 14.8% for the first quarter of 2025. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing, lower advertising and consumer promotion costs, lower manufacturing costs driven by productivity and lower overhead costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $402 million decreased by $1,010 million (71.5%) in the first quarter of 2025. Diluted EPS attributable to Mondelēz International was $0.31 in the first quarter of 2025, down $0.73 (70.2%) from the first quarter of 2024. Adjusted EPS (1) was $0.74 in the first quarter of 2025, down $0.19 (20.4%) from the first quarter of 2024. Adjusted EPS on a constant currency basis (1) was $0.76 in the first quarter of 2025, down $0.17 (18.3%) from the first quarter of 2024.

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.31	$1.04	$(0.73)	(70.2)%
Simplify to Grow Program (2)	—	0.03	(0.03)
Mark-to-market losses/(gains) from derivatives (2)	0.41	(0.66)	1.07
Acquisition-related items (2)	—	0.02	(0.02)
ERP System Implementation costs (2)	0.02	—	0.02
Remeasurement of net monetary position (2)	—	0.01	(0.01)
Loss on equity method investment transactions (3)	—	0.49	(0.49)
Adjusted EPS (1)	$0.74	$0.93	$(0.19)	(20.4)%
Currency-related items	0.02	—	0.02
Adjusted EPS (constant currency) (1)	$0.76	$0.93	$(0.17)	(18.3)%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Decrease in operations	$(0.17)
Impact from acquisitions (2)	0.01
Change in interest and other expense, net	(0.04)
Change in income taxes (4)	0.01
Change in shares outstanding (5)	0.02
Total change in Adjusted EPS (constant currency) (1)	$(0.17)
(1)Refer to the Non-GAAP Financial Measures section appearing later in this section. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended March 31, 2025, taxes for the: mark-to-market losses from derivatives were $(136) million, acquisition integration costs and contingent consideration adjustments were $5 million and ERP System Implementation program were $(8) million.
•For the three months ended March 31, 2024, taxes for the: Simplify to Grow Program were $(11) million, mark-to-market gains from derivatives were $227 million, acquisition integration costs and contingent consideration adjustments were $(10) million, remeasurement of net monetary position was zero and loss on equity method investment transactions was zero.
(2)See the Operating Income table above and the related footnotes for additional information.
(3)Refer to Note 6, Equity Method Investments, for additional information on gains/losses on equity method investment transactions.
(4)Refer to Note 14, Income Taxes, for additional information on the items affecting income taxes.
(5)Refer to Note 11, Stock Plans, for additional information on our equity compensation programs and share repurchase program and Note 15, Earnings per Share, for earnings per share weighted-average share information.

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

Our reconciliation of segment net revenues and earnings to consolidated financial statement totals were:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Net revenues:
Latin America	$1,203	$1,319
AMEA	2,016	1,950
Europe	3,550	3,368
North America	2,544	2,653
Net revenues	$9,313	$9,290
Earnings before income taxes:
Segment operating income:
Latin America	$139	$157
AMEA	343	411
Europe	462	591
North America	485	549
Unrealized (losses)/gains on hedging activities (mark-to-market impacts)	(669)	1,124
General corporate expenses	(43)	(67)
Amortization of intangible assets	(37)	(38)
Operating income	$680	$2,727

Latin America

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$1,203	$1,319	$(116)	(8.8)%
Segment operating income	139	157	(18)	(11.5)%

Three Months Ended March 31:

Net revenues decreased $116 million (8.8%), due to an unfavorable impact of currency-related items (12.7 pp) and unfavorable volume/mix (2.5 pp), partially offset by higher net pricing (6.4 pp). Currency-related items were unfavorable, net of extreme pricing in Argentina, due to currency translation rate changes. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to most currencies in the region, including the Brazilian real, Mexican peso and Argentinean peso. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts, primarily in Mexico and Argentina. Overall, unfavorable volume/mix was driven by declines in refreshment beverages, candy, gum and cheese & grocery, partially offset by gains in chocolate and biscuits & baked snacks. Higher net pricing, net of extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Argentina, Brazil and Mexico.

Segment operating income decreased $18 million (11.5%), primarily due to higher raw material costs, unfavorable volume/mix, higher other selling, general and administrative expenses, costs incurred for the ERP System Implementation program and unfavorable currency-related items. These unfavorable items were partially offset by higher pricing, lower manufacturing costs driven by productivity, lower advertising and consumer promotion costs and lower acquisition integration costs.

AMEA

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$2,016	$1,950	$66	3.4%
Segment operating income	343	411	(68)	(16.5)%

Three Months Ended March 31:

Net revenues increased $66 million (3.4%), due to the impact of an acquisition (5.1 pp) and higher net pricing (4.8 pp), partially offset by unfavorable currency translation rate changes (3.5 pp) and unfavorable volume/mix (3.0 pp). The November 1, 2024 acquisition of Evirth added incremental net revenues of $99 million (constant currency basis) in the first quarter of 2025. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories except cheese & grocery. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Egyptian pound, Indian rupee, and Australian dollar. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts. Overall, unfavorable volume/mix was driven by declines in chocolate, refreshment beverages and cheese & grocery, partially offset by gains in gum and biscuits & baked snacks.

Segment operating income decreased $68 million (16.5%), primarily due to higher raw material costs, unfavorable volume/mix, higher other selling, general and administrative expenses, unfavorable currency translation rate changes, higher acquisition integration costs and contingent consideration adjustments and costs incurred for the ERP Systems Implementation program. These unfavorable items were partially offset by higher net pricing, lower advertising and consumer promotion costs, lower manufacturing costs driven by productivity and the impact from our Evirth acquisition.

Europe

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$3,550	$3,368	$182	5.4%
Segment operating income	462	591	(129)	(21.8)%

Three Months Ended March 31:

Net revenues increased $182 million (5.4%), due to higher net pricing (13.4 pp), partially offset by unfavorable volume/mix (4.5 pp), unfavorable currency translation rate changes (2.7 pp) and lapping the prior-year net revenue from a short-term distributor agreements (0.8 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts. Overall, unfavorable volume/mix was driven by declines in chocolate, candy, gum, refreshment beverages and cheese & grocery, partially offset by a gain in biscuits & baked snacks. Unfavorable currency translation rate changes reflected the strength of the U.S. dollar relative to most currencies across the region, primarily the euro and Turkish lira. The lapping of the prior-year short-term distributor agreement related to the sale of our developed market gum business, which ended in the first quarter of 2024, resulted in a year-over-year incremental reduction in net revenue of $25 million.

Segment operating income decreased $129 million (21.8%), primarily due to higher raw material costs, unfavorable volume/mix, higher other selling, general and administrative expenses and costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by higher net pricing, lower advertising and consumer promotion costs, lapping prior-year costs for the completed Simplify to Grow Program, lower manufacturing costs driven by productivity and lower divestiture-related costs.

North America

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$2,544	$2,653	$(109)	(4.1)%
Segment operating income	485	549	(64)	(11.7)%

Three Months Ended March 31:

Net revenues decreased $109 million (4.1%), due to unfavorable volume/mix (3.1 pp), unfavorable currency translation rate changes (0.5 pp)and lower net pricing (0.5 pp). Unfavorable volume/mix was driven by declines in biscuits & baked snacks, primarily due to category softness in the U.S., and candy, slightly offset by a gain in chocolate. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to the Canadian dollar. Lower net pricing in biscuits & baked snacks was partially offset by higher net pricing in candy and chocolate.

Segment operating income decreased $64 million (11.7%), primarily due to higher raw material costs, unfavorable volume/mix, lower net pricing and costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by a favorable contingent consideration adjustment related to Clif Bar as well as lower acquisition integration costs, lower advertising and consumer promotion costs, lower other selling, general and administrative expenses and lower manufacturing costs due to productivity.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and our authorized long-term financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. We expect to continue to utilize our commercial paper program and international credit lines as needed. We continually evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity, and we continue to monitor our global operations including the impact of conflicts in Ukraine and the Middle East. To date, we have been successful in generating cash and raising financing as needed. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 7, Debt and Borrowing Arrangements), our U.S. tax reform transition tax liability and deferred taxes (refer to Note 16, Income Taxes, in our Annual Report on Form 10-K for the year ended December 31, 2024), our long-term benefit plan obligations (refer to Note 9, Benefit Plans, and Note 11, Benefit Plans, in our Annual report on Form 10-K for the year ended December 31, 2024) and commodity-related purchase commitments and derivative contracts (refer to Note 8, Financial Instruments).

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by/(used in):
Operating activities	$1,092	$1,324
Investing activities	(251)	(446)
Financing activities	(704)	(1,223)

Net Cash Provided by Operating Activities
The decrease in net cash provided by operating activities was primarily due to lower cash-basis net earnings, combined with higher year-over-year working capital movements.

Net Cash Used in Investing Activities
The reduction in net cash used in investing activities was largely driven by lapping prior year investment contributions. We continue to make capital expenditures primarily to modernize manufacturing facilities, implement new product manufacturing and support productivity initiatives. We expect 2025 capital expenditures to be up to $1.3 billion, including capital expenditures in connection with funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The decrease in cash used in financing activities was primarily due to higher debt proceeds combined with lower debt repayments, partially offset by higher share repurchases and higher dividends paid in the first three months of 2025 compared to the same prior year period.

Dividends
We paid dividends of $623 million in the first three months of 2025 and $578 million in the first three months of 2024. The first quarter 2025 dividend of $0.470 per share, declared on February 13, 2025 for shareholders of record as of March 31, 2025, was paid on April 14, 2025. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Guarantees
As discussed in Note 10, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of March 31, 2025 and December 31, 2024, we had no material third-party guarantees recorded on our condensed consolidated balance sheets. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet our short-term working capital or other financing needs.

At our December 2024 meeting, the Board of Directors approved a new $4 billion long-term financing authorization that replaced the prior long-term financing authorization of $2 billion. As of March 31, 2025, $4 billion of the long-term financing authorization remained available.

Our total debt was $19.5 billion as of March 31, 2025 and $17.7 billion as of December 31, 2024. Our debt-to-capitalization ratio was 0.43 at March 31, 2025 and 0.40 at December 31, 2024. At March 31, 2025, the weighted-average term of our outstanding long-term debt was 7.6 years. Our average daily commercial paper borrowings outstanding were $1.7 billion in the first three months of 2025 and $1.0 billion in the first three months of 2024.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 75.3% (or $7.0 billion) of the $9.3 billion of consolidated net revenue for the three months ended March 31, 2025. The operations held by MIHN represented approximately 88.8% (or $22.9 billion) of the $25.8 billion of consolidated net assets as of March 31, 2025.

Refer to Note 7, Debt and Borrowing Arrangements, for additional information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first three months of 2025, the primary drivers of the increase in our aggregate commodity costs were higher cocoa, dairy, packaging, energy, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar, grains and edible oils costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

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

During the first three months of 2025, price volatility and the higher aggregate cost environment increased due to international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, we expect to face elevated cocoa costs in the near- and medium-term due to these factors. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant impact on our profitability.

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

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies and estimates are described in Note 1 to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2024. Also refer to Note 1, Basis of Presentation, in this report.

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
•pension costs;
•significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; and
•the risks and uncertainties, as they may be amended from time to time, set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent Quarterly Reports on Form 10-Q.

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

Non-GAAP Financial Measures

We use non-GAAP financial measures internally to make operating and strategic decisions, including the preparation of our annual operating plan, evaluation of business performance and as a factor in determining incentive compensation. We believe that non-GAAP financial measures, when used in connection with results reported in accordance with U.S. GAAP, provide additional information to facilitate comparisons of our historical operating results and to enable a more comprehensive understanding of trends in our underlying operating results. We also believe that presenting these measures allows investors to view our performance using the same measures that management and our Board of Directors use in evaluating our business performance and trends. However, non-GAAP financial measures should be considered in addition to, and not as substitutes for, financial information prepared in accordance with U.S. GAAP. In addition, the company’s non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies. We have provided the reconciliations between the GAAP and non-GAAP financial measures along with a discussion of our underlying GAAP results throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Our primary non-GAAP financial measures and corresponding metrics, listed below, reflect how we evaluate our current and prior-year operating results. As new events or circumstances arise, these definitions could change. When our definitions change, we provide the updated definitions and present the related non-GAAP historical results on a comparable basis (1).

•“Organic Net Revenue” is defined as net revenues (the most comparable U.S. GAAP financial measure) excluding, when they occur, the impacts of acquisitions, divestitures (2), short-term distributor agreements related to the sale of a business (3) and currency-related items (4). We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. Organic Net Revenue growth is presented on a consolidated and segment basis and for the company’s emerging markets and developed markets., and these underlying measures are also reconciled to the most comparable U.S. GAAP financial measures above.
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

•“Adjusted Operating Income” is defined as operating income (the most comparable U.S. GAAP financial measure) excluding, when they occur, the impacts of the Simplify to Grow Program (5); gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture-related items (2); acquisition-related items (6); operating results from short-term distributor agreements related to the sale of a business (3); remeasurement of net monetary position of highly inflationary countries (7); mark-to-market impacts from commodity and foreign currency derivative contracts economically hedging forecasted transactions (8); impact from resolution of indirect tax matters; 2017 malware incident net recoveries; incremental costs due to the war in Ukraine (9); impact from the European Commission legal matter (10); the impact from pension participation changes (11); and operating costs from the ERP System Implementation program (12). We also present Adjusted Operating Income margin, which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis (4). We believe these measures provide improved comparability of underlying operating results.

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International (the most comparable U.S. GAAP financial measure) from continuing operations excluding, when they occur, the impacts of the items listed in the Adjusted Operating Income definition as well as gains or losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; gains or losses on marketable securities transactions (13); initial impacts from enacted tax law changes (14); and gains or losses on equity method investment transactions (15). We also evaluate growth in our Adjusted EPS on a constant currency basis (4). We believe Adjusted EPS provides improved comparability of underlying operating results.

(1)When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions.
(2)Divestiture-related items include operating results from divestitures, divestiture-related costs and gains/(losses) on divestitures. Divestitures include completed sales of businesses, exits of major product lines upon completion of a sale or licensing agreement, the partial or full sales of an equity method investment and changes from equity method investment accounting to accounting for marketable securities. Divestiture-related costs include costs incurred in relation to the preparation and completion of our divestitures (including one-time costs such as severance related to elimination of stranded costs) as well as costs incurred associated with our publicly announced processes to sell businesses. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(3)We exclude the operating results from short-term distributor agreements that have been executed in conjunction with the sale of a business. We exclude this item to better facilitate comparisons of our underlying operating performance across periods.

(4)We evaluate the operating performance of the company and its international subsidiaries on a constant currency basis. The company's non-GAAP measures presented on a constant currency basis exclude the effects of currency translation rate changes and, beginning in the first quarter of 2024, extreme pricing increases in Argentina. We determine constant currency operating results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.
(5)Simplify to Grow Program reflects restructuring charges incurred under the company’s Simplify to Grow Program to reduce both its supply chain and overhead costs. It comprises charges, such as severance, asset write-downs, and other costs of implementing that program, partially offset by gains on sales of assets disposed of in connection with the program. The company completed its Simplify to Grow Program in the fourth quarter of 2024. Following the completion of the program any adjustments to the liability of previously recorded charges will be reflected here.
(6)Acquisition-related items include acquisition-related costs, acquisition integration costs and contingent consideration adjustments, inventory step-ups and gains from acquisitions. Acquisition-related costs include third-party advisor, investment banking and legal fees, one-time compensation expense related to the buyout of non-vested employee stock ownership plan shares and realized gains or losses from hedging activities associated with acquisition funds. Acquisition integration costs and contingent consideration adjustments include one-time costs related to the integration of acquisitions as well as any adjustments made to contingent compensation liabilities for earn-outs related to acquisitions that do not relate to recurring employee compensation expense. See Note 8, Financial Instruments - Fair Value of Contingent Consideration for additional information. Other acquisition-related items include incremental costs from inventory step-ups associated with acquired companies related to the fair market valuation of the acquired inventory and acquisition gains, when they occur, from the remeasurement of an existing noncontrolling investment to fair value when the company acquires the remaining equity shares of the investee. We exclude these items to better facilitate comparisons of our underlying operating performance across periods.
(7)In connection with our applying highly inflationary accounting (refer to Note 1, Basis of Presentation) for Argentina, Türkiye, Egypt and Nigeria, we exclude the related remeasurement gains or losses related to remeasuring net monetary assets or liabilities denominated in the local currency to the U.S. dollar during the periods presented and the realized gains and losses from derivatives that mitigate the foreign currency volatility related to the remeasurement of the respective net monetary assets or liabilities during the periods presented.
(8)We exclude unrealized gains and losses (mark-to-market impacts) from commodity and foreign currency derivative contracts economically hedging forecasted transactions from our non-GAAP earnings measures. The mark-to-market impacts of those derivatives are excluded until the related gains or losses are realized. Since we purchase commodity and foreign currency derivative contracts to mitigate price volatility primarily for inventory requirements in future periods, we make this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods.
(9)In February 2022, Russia began a military invasion of Ukraine and we stopped our production and closed our facilities in Ukraine for a period of time due to damage incurred to our facilities during the invasion. We began to incur incremental costs directly related to the war including asset impairments, such as property and inventory losses, higher expected allowances for uncollectible accounts receivable and committed compensation. We have isolated and exclude these costs and related impacts as well as subsequent recoveries from our operating results to facilitate evaluation and comparisons of our ongoing results. Incremental costs related to increasing operations in other primarily European facilities are not included with these costs.
(10)In the fourth quarter of 2022, we began to exclude the impact from the European Commission legal matter. In November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. We have cooperated with the investigation and reached a negotiated resolution to this matter. We subsequently adjusted our accrual accordingly and fulfilled our payment obligation in August 2024. Due to the unique nature of this matter, we believe it to be infrequent and unusual and therefore exclude it to better facilitate comparisons of our underlying operating performance across periods. Refer to Note 10, Commitments and Contingencies, for additional information.
(11)The impact from pension participation changes represents the charges incurred, primarily gains or losses from pension curtailments or settlements as well as other costs incurred when employee groups are withdrawn from multiemployer pension plans. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations. See Note 9, Benefit Plans, for additional information on the multiemployer pension plan withdrawal.
(12)In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems (the “ERP System Implementation”), which is comprised of both capital expenditures and operating expenses, of which a majority is expected to be operating expenses. The ERP System Implementation program will be implemented in several phases with spending occurring over the next four years, with expected completion by year-end 2028. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. These expenses include third-party consulting fees, direct labor costs associated with the program, accelerated depreciation of our existing SAP financial systems and various other expenses, all associated with the implementation of our information technology upgrades. These operating expenses will be excluded from our non-GAAP financial measures as they are nonrecurring and excluding those costs will better facilitate comparisons of our underlying operating performance across periods.
(13)We exclude mark-to-market unrealized gains or losses associated with our marketable securities as well as realized gains from sales of our marketable securities from our non-GAAP earnings measures. These marketable securities gains or losses are not indicative of underlying operations and are excluded to better facilitate comparisons of our underlying operating performance across periods.
(14)We have excluded the initial impacts from enacted tax law changes. Initial impacts include items such as the remeasurement of deferred tax balances and transition taxes from tax reforms. We exclude initial impacts from enacted tax law changes from our Adjusted EPS as they do not reflect our ongoing tax obligations under the enacted tax law.
(15)We exclude gains and losses on partial or full sales of equity method investments as well as impairments of those investments. In addition, we also exclude from our non-GAAP financial measures any gains or losses realized on economic hedges of sales proceeds from our equity method investment transactions, which have been recorded in Interest and other expense, net. These items are not indicative of underlying operations and are excluded to better facilitate comparisons of our underlying operating performance across periods.

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

We principally utilize derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. Additionally, we periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For additional information on our derivative activity and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, see Note 8, Financial Instruments and for additional information on our debt activity, see Note 7, Debt and Borrowing Arrangements.

For additional information on our strategies, policies and practices on an ongoing basis, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2025. There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2025 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2025	24,391,743	$57.71	24,388,192	$7,592
February 1-28, 2025	373,450	62.26	—	7,592
March 1-31, 2025	744,342	64.47	741,252	7,545
For the Quarter Ended March 31, 2025	25,509,535	$57.97	25,129,444

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 3,551 shares, 373,450 shares and 3,090 shares for the fiscal months of January, February and March 2025, respectively.
(2)Dollar values stated in millions. Effective January 1, 2025, our Board of Directors authorized a program for the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027, excluding excise tax. During the three months ended March 31, 2025, we repurchased $1.5 billion, and as of March 31, 2025, we had approximately $7.5 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
(3)Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.

Item 5. Other Information.

(c) Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, no such plans or other arrangements were adopted or terminated.

Item 6. Exhibits.

Exhibit Number	Description
4.1
The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

10.1
364 Day Revolving Credit Agreement, dated as of February 19, 2025, by and among Mondelēz International, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the SEC on February 20, 2025).

10.2
Five Year Revolving Credit Agreement, dated as of February 19, 2025, by and among Mondelēz International, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A., ., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K filed with the SEC on February 20, 2025).

10.3	2025 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Non-Qualified Global Stock Options Agreement.+
10.4	2025 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+
10.5	2025 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Deferred Stock Unit Agreement.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

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

April 29, 2025

