Form 10-Q
period 2025-06-30
Mondelez International, Inc.
filed 2025-07-29
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

At July 24, 2025, there were 1,293,945,412 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$8,984	$8,343	$18,297	$17,633
Cost of sales	(6,047)	(5,546)	(12,930)	(10,086)
Gross profit	2,937	2,797	5,367	7,547
Selling, general and administrative expenses	(1,725)	(1,891)	(3,436)	(3,829)
Asset impairments and exit costs	(2)	(15)	(4)	(62)
Amortization of intangible assets	(38)	(37)	(75)	(75)
Operating income	1,172	854	1,852	3,581
Benefit plan non-service (expense)/income	(264)	28	(246)	51
Interest and other expense, net	(53)	(32)	(206)	(100)
Earnings before income taxes	855	850	1,400	3,532
Income tax provision	(230)	(295)	(384)	(927)
Loss on equity method investment transactions	—	—	—	(665)
Equity method investment net earnings	19	48	35	79
Net earnings	644	603	1,051	2,019
less: Noncontrolling interest earnings	(3)	(2)	(8)	(6)
Net earnings attributable to Mondelēz International	$641	$601	$1,043	$2,013
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.49	$0.45	$0.80	$1.50
Diluted earnings per share attributable to Mondelēz International	$0.49	$0.45	$0.80	$1.49

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$644	$603	$1,051	$2,019
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	356	(389)	892	(611)
Pension and other benefit plans	87	8	59	46
Derivative cash flow hedges	(8)	(4)	(17)	(12)
Total other comprehensive earnings/(losses)	435	(385)	934	(577)
Comprehensive earnings/(losses)	1,079	218	1,985	1,442
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(20)	—	(32)	2
Comprehensive earnings/(losses) attributable to Mondelēz International	$1,059	$218	$1,953	$1,444

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,504	$1,351
Trade receivables, less allowance ($38 and $37, respectively)	3,528	3,874
Other receivables, less allowance ($40 and $37, respectively)	1,103	937
Inventories, net	4,951	3,827
Other current assets	1,664	3,253
Total current assets	12,750	13,242
Property, plant and equipment, net	10,313	9,481
Operating lease right-of-use assets	761	767
Goodwill	24,344	23,017
Intangible assets, net	19,729	18,848
Prepaid pension assets	1,121	987
Deferred income taxes	415	333
Equity method investments	665	635
Other assets	922	1,187
TOTAL ASSETS	$71,020	$68,497
LIABILITIES
Short-term borrowings	$1,664	$71
Current portion of long-term debt	1,107	2,014
Accounts payable	9,975	9,433
Accrued marketing	2,423	2,558
Accrued employment costs	836	928
Other current liabilities	3,878	4,545
Total current liabilities	19,883	19,549
Long-term debt	18,116	15,664
Long-term operating lease liabilities	618	623
Deferred income taxes	3,550	3,425
Accrued pension costs	375	391
Accrued postretirement health care costs	98	98
Other liabilities	2,133	1,789
TOTAL LIABILITIES	44,773	41,539
Commitments and Contingencies (Note 10)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,280	32,276
Retained earnings	36,293	36,476
Accumulated other comprehensive losses	(11,561)	(12,471)
Treasury stock, at cost (702,842,632 and 678,708,640 shares, respectively)	(30,819)	(29,349)
Total Mondelēz International Shareholders’ Equity	26,193	26,932
Noncontrolling interest	54	26
TOTAL EQUITY	26,247	26,958
TOTAL LIABILITIES AND EQUITY	$71,020	$68,497
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended June 30, 2025
Balances at April 1, 2025	$—	$32,233	$36,263	$(11,979)	$(30,732)	$38	$25,823
Comprehensive earnings/(losses):
Net earnings	—	—	641	—	—	3	644
Other comprehensive earnings/(losses), net of income taxes	—	—	—	418	—	17	435
Exercise of stock options and issuance of other stock awards	—	47	—	—	24	—	71
Common Stock repurchased	—	—	—	—	(111)	—	(111)
Cash dividends declared ($0.470 per share)	—	—	(611)	—	—	—	(611)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(4)	(4)
Balances at June 30, 2025	$—	$32,280	$36,293	$(11,561)	$(30,819)	$54	$26,247
Six Months Ended June 30, 2025
Balances at January 1, 2025	$—	$32,276	$36,476	$(12,471)	$(29,349)	$26	$26,958
Comprehensive earnings/(losses):
Net earnings	—	—	1,043	—	—	8	1,051
Other comprehensive earnings/(losses), net of income taxes	—	—	—	910	—	24	934
Exercise of stock options and issuance of other stock awards	—	4	(4)	—	110	—	110
Common Stock repurchased	—	—	—	—	(1,580)	—	(1,580)
Cash dividends declared ($0.940 per share)	—	—	(1,222)	—	—	—	(1,222)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(4)	(4)
Balances at June 30, 2025	$—	$32,280	$36,293	$(11,561)	$(30,819)	$54	$26,247
Three Months Ended June 30, 2024
Balances at April 1, 2024	$—	$32,163	$35,074	$(11,132)	$(27,623)	$32	$28,514
Comprehensive earnings/(losses):
Net earnings	—	—	601	—	—	2	603
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(383)	—	(2)	(385)
Exercise of stock options and issuance of other stock awards	—	37	2	—	20	—	59
Common Stock repurchased	—	—	—	—	(501)	—	(501)
Cash dividends declared ($0.425 per share)	—	—	(569)	—	—	—	(569)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(3)	(3)
Balances at June 30, 2024	$—	$32,200	$35,108	$(11,515)	$(28,104)	$29	$27,718
Six Months Ended June 30, 2024
Balances at January 1, 2024	$—	$32,216	$34,236	$(10,946)	$(27,174)	$34	$28,366
Comprehensive earnings/(losses):
Net earnings	—	—	2,013	—	—	6	2,019
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(569)	—	(8)	(577)
Exercise of stock options and issuance of other stock awards	—	(16)	3	—	137	—	124
Common Stock repurchased	—	—	—	—	(1,067)	—	(1,067)
Cash dividends declared ($0.850 per share)	—	—	(1,144)	—	—	—	(1,144)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(3)	(3)
Balances at June 30, 2024	$—	$32,200	$35,108	$(11,515)	$(28,104)	$29	$27,718

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$1,051	$2,019
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	663	636
Stock-based compensation expense	65	69
Deferred income tax (benefit)/provision	(69)	205
Asset impairments and accelerated depreciation	9	22
Loss on equity method investment transactions	—	665
Equity method investment net earnings	(35)	(79)
Distributions from equity method investments	44	82
Unrealized loss/(gain) on derivative contracts	800	(605)
Contingent consideration adjustments	(38)	39
Other non-cash items, net	105	94
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	536	348
Inventories, net	(775)	(516)
Accounts payable	(177)	358
Other current assets	108	(406)
Other current liabilities	(1,125)	(721)
Change in pension and postretirement assets and liabilities, net	238	(64)
Net cash provided by operating activities	1,400	2,146
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(582)	(666)
Acquisitions, net of cash received	(15)	—
Proceeds from divestitures	4	4
Proceeds from derivative settlements	19	114
Payments for derivative settlements	(55)	(114)
Proceeds from/(contributions to) investments	30	(200)
Proceeds from sales of property, plant and equipment and other	8	15
Net cash used in investing activities	(591)	(847)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	1,589	414
Long-term debt proceeds	1,594	702
Long-term debt repayments	(1,242)	(569)
Repurchases of Common Stock	(1,653)	(1,074)
Dividends paid	(1,233)	(1,151)
Other	83	74
Net cash used in financing activities	(862)	(1,604)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	240	(108)
Cash, cash equivalents and restricted cash:
Increase/(decrease)	187	(413)
Balance at beginning of period	1,400	1,884
Balance at end of period	$1,587	$1,471
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

Highly Inflationary Accounting
Within our consolidated entities, Argentina, Türkiye, Egypt and Nigeria are accounted for as highly inflationary countries. Argentina, Türkiye, Egypt and Nigeria represent 1.6%, 0.6%, 0.5% and 0.3%, respectively, of our consolidated net revenues for the three months ended June 30, 2025 and 1.6%, 0.7%, 0.5% and 0.3% of our consolidated net revenues for the six months ended June 30, 2025. The aggregate losses from remeasurements of monetary assets and liabilities into our reporting currency for the highly inflationary countries were $8 million and $9 million for the three months ended June 30, 2025 and 2024, respectively, and $15 million and $17 million for the six months ended June 30, 2025 and 2024, respectively. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $83 million as of June 30, 2025 and $49 million as of December 31, 2024. Total cash, cash equivalents and restricted cash was $1,587 million as of June 30, 2025 and $1,400 million as of December 31, 2024.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2025	$(37)	$(37)	$(16)
Net recovery for expected credit losses	—	1	—
Write-offs charged against the allowance	2	—	—
Currency and other	(3)	(4)	(1)
Balance at June 30, 2025	$(38)	$(40)	$(17)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $862 million as of June 30, 2025 and $159 million as of December 31, 2024. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $71 million in operating lease and $94 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2025 and $53 million in operating lease and $68 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2024.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Amounts due to our suppliers that elected to participate in the SCF program are included in Accounts payable in our consolidated balance sheets. Our outstanding obligations confirmed as valid under our SCF program are $3.7 billion as of both June 30, 2025 and December 31, 2024, respectively.

New Accounting Pronouncements
In December 2023, the FASB issued an Accounting Standards Update ("ASU") to enhance the transparency of annual income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We will adopt the guidance when it becomes effective, for our annual reporting for the year ending December 31, 2025.

In November 2024, the FASB issued an ASU that will require incremental disclosures in the notes to the financial statements to disaggregate income statement expense line items into specified expense categories and to provide additional information about certain expenses. The guidance is effective for the first annual reporting period beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance may be applied either on a prospective or retrospective basis. We currently expect to adopt the guidance when it becomes effective, for our annual reporting for the year ending December 31, 2027 and for our interim reporting in the first quarter of 2028. We are currently assessing whether we will adopt the guidance on a prospective or retrospective basis.

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

Acquisition and Divestiture-Related Costs
We recorded net gains of $21 million and $29 million in the three and six months ended June 30, 2025 and incurred $36 million and $79 million in the three and six months ended June 30, 2024 in total acquisition integration costs and contingent consideration adjustments.

We recorded net gains of $3 million and $7 million in the three and six months ended June 30, 2025 and incurred zero and $4 million in the three and six months ended June 30, 2024 in total divestiture-related costs.

Note 3. Inventories

Inventories consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	(in millions)
Raw materials	$1,208	$1,058
Finished product	3,926	2,940
	5,134	3,998
Inventory reserves	(183)	(171)
Inventories, net	$4,951	$3,827
Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	(in millions)
Land and land improvements	$404	$373
Buildings and building improvements	3,807	3,453
Machinery and equipment	14,227	12,732
Construction in progress	1,024	1,058
	19,462	17,616
Accumulated depreciation	(9,149)	(8,135)
Property, plant and equipment, net	$10,313	$9,481

For the six months ended June 30, 2025, capital expenditures of $582 million excluded $366 million of accrued capital expenditures remaining unpaid at June 30, 2025 and included payment for the $458 million of capital expenditures that were accrued and unpaid at December 31, 2024. For the six months ended June 30, 2024, capital expenditures of $666 million excluded $364 million of accrued capital expenditures remaining unpaid at June 30, 2024 and included payment for the $471 million of capital expenditures that were accrued and unpaid at December 31, 2023.

Note 5. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
	(in millions)
Balance at December 31, 2024	$1,316	$3,040	$7,842	$10,819	$23,017
Currency	143	71	1,073	37	1,324
Other (1)	—	3	—	—	3
Balance at June 30, 2025	$1,459	$3,114	$8,915	$10,856	$24,344

(1)Relates to purchase price allocation adjustments for Evirth. See Note 2, Acquisitions and Divestitures for additional information.

Intangible Assets
Intangible assets consisted of the following:

	As of June 30, 2025			As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Indefinite-life intangible assets	$18,691	$—	$18,691	$17,770	$—	$17,770
Definite-life intangible assets	3,473	(2,435)	1,038	3,306	(2,228)	1,078
Total	$22,164	$(2,435)	$19,729	$21,076	$(2,228)	$18,848

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of customer-related intangibles, process technology and trademarks.

Amortization expense for intangible assets was $38 million and $37 million for the three months ended June 30, 2025 and 2024, respectively, and $75 million for both the six months ended June 30, 2025 and 2024, respectively.

Impairment Assessment:
We test our reporting units and indefinite-life intangible assets for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. During the second quarter of 2025, we evaluated our goodwill impairment and intangible asset impairment risk through an assessment of potential triggering events. We considered qualitative and quantitative information in our assessment and concluded there were no impairment indicators.

During our 2024 annual impairment testing, we recorded $153 million of asset impairment charges in the third quarter of 2024 related to two biscuit indefinite-life intangible assets in the Europe segment, one biscuit indefinite-life intangible asset in the AMEA segment and one candy and one biscuit indefinite-life intangible asset in the Latin America segment. Additionally, we identified thirteen indefinite-life intangible assets that each had a fair value in excess of book value of 10% or less. The aggregate book value of the thirteen indefinite-life intangible assets was $3.1 billion as of June 30, 2025. While no triggering events were identified for those indefinite-life intangible assets during the six months ended June 30, 2025, we are continuing to closely monitor their performance. If there are adverse changes to the related sales and earnings forecasts in the future, whether caused by business-specific or broader macroeconomic factors, one or more of those indefinite-life intangible assets could become impaired.

Note 6. Equity Method Investments

Our current equity method investments primarily relate to our ownership interests in Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. As of June 30, 2025, we owned 50.0% and 49.0%, respectively, of these companies' outstanding shares. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions.

Our investments accounted for under the equity method totaled $665 million as of June 30, 2025 and $635 million as of December 31, 2024. We recorded equity earnings of $19 million and received no cash dividends in the three months ended June 30, 2025 and recorded equity earnings of $48 million and received cash dividends of $2 million in the three months ended June 30, 2024. We recorded equity earnings of $35 million and received cash dividends of $44 million in the six months ended June 30, 2025 and recorded equity earnings of $79 million and received cash dividends of $82 million in the six months ended June 30, 2024. The activity during 2024 included our prior investment in JDE Peet’s N.V. (“JDEP”). During the fourth quarter of 2024, we sold our remaining 85.9 million shares in JDEP to JAB Holding Company and fully exited the investment.

During the three months ended March 31, 2024, we recorded an impairment charge of €612 million ($665 million) related to our JDEP investment. This charge was included within Loss on equity method investment transactions in the condensed consolidated statements of earnings.

Note 7. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2025		As of December 31, 2024
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$1,603	4.6%	$—	—%
Bank loans	61	13.4%	71	12.1%
Total short-term borrowings	$1,664		$71

Our uncommitted and committed credit facilities available include:

	As of June 30, 2025		As of December 31, 2024
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$901	$61	$784	$71
Credit facilities (1):
February 19, 2025	—	—	1,500	—
February 18, 2026	1,500	—	—	—
February 23, 2027	—	—	4,500	—
February 19, 2030	4,500	—	—	—

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

We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with any mark-to-market accounting for pensions and other retirement plans. At June 30, 2025, we complied with this covenant. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

Debt Repayments
During the six months ended June 30, 2025, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
3.250%	March 2025	C$600	$417
1.500%	May 2025	$750	$750

During the six months ended June 30, 2024, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.125%	March 2024	$500	$500

Debt Issuances
During the six months ended June 30, 2025, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Principal Amount	Principal Amount USD Equivalent
May 2025	4.250%	May 2028	$700	$700
May 2025	4.500%	May 2030	$500	$500
May 2025	5.125%	May 2035	$400	$400

During the six months ended June 30, 2024, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Principal Amount	Principal Amount USD Equivalent
February 2024	4.750%	February 2029	$550	$550

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of substantially all of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data).

	As of June 30, 2025	As of December 31, 2024
	(in millions)
Fair Value	$19,128	$15,846
Carrying Value	$20,887	$17,749

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest expense	$151	$130	$288	$252
Other income, net	(98)	(98)	(82)	(152)
Interest and other expense, net	$53	$32	$206	$100

Other income, net includes amortization of amounts excluded from our assessment of hedge effectiveness related to our net investment hedge derivative contracts, foreign currency transaction gains and losses on certain foreign currency denominated assets and liabilities, gains and losses on certain foreign currency derivative contracts, interest income and other non-operating items. Refer to Note 8, Financial Instruments for additional information about our hedging activities.

Note 8. Financial Instruments

Derivatives and Hedging Activities

Fair Value of Derivative Instruments
Derivative instruments and corresponding hedge type were recorded at fair value in the condensed consolidated balance sheets as follows:

		As of June 30, 2025		As of December 31, 2024
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Type of Hedge (1)	(in millions)
Derivatives designated as accounting hedges (2):
Foreign currency contracts	NIH	$—	$344	$5	$5
Interest rate contracts	CF	—	3	2	11
Cross-currency swap contracts	CF/NIH	212	554	382	69
		$212	$901	$389	$85
Derivatives not designated as accounting hedges:
Foreign currency contracts		$190	$192	$302	$118
Commodity contracts		794	718	2,205	1,522
Interest rate contracts		3	—	3	—
		$987	$910	$2,510	$1,640
Total fair value		$1,199	$1,811	$2,899	$1,725

(1)Derivative contracts designated as either cash flow ("CF") or net investment hedging ("NIH") instruments.
(2)We designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above, but is included in long-term debt discussed in Note 7, Debt and Borrowing Arrangements. Non-U.S. dollar denominated debt designated as net investment hedges is also disclosed in the Notional Amounts of Derivatives and Other Hedging Instruments table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

We recorded the fair value of our derivative instruments in the condensed consolidated balance sheets as follows:

	As of June 30, 2025	As of December 31, 2024
	(in millions)
Other current assets	$1,008	$2,545
Other assets	191	354
Other current liabilities	1,202	1,641
Other liabilities	609	84

The fair values (asset/(liability)) of our derivative instruments were determined using:

	As of June 30, 2025
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$(346)	$—	$(346)	$—
Commodity contracts	76	28	48	—
Interest rate contracts	—	—	—	—
Cross-currency swap contracts	(342)	—	(342)	—
Total derivatives	$(612)	$28	$(640)	$—

	As of December 31, 2024
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$184	$—	$184	$—
Commodity contracts	683	(111)	794	—
Interest rate contracts	(6)	—	(6)	—
Cross-currency swap contracts	313	—	313	—
Total derivatives	$1,174	$(111)	$1,285	$—

Level 1 fair value measurements use quoted prices in active markets for identical assets or liabilities. Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges.

Level 2 fair value measurements use quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets with insufficient volume or infrequent transactions, or model-based valuations in which significant inputs are observable in the market. Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) foreign currency forwards and options; commodity forwards and options; interest rate swaps; and cross-currency swaps. Our foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Level 3 fair value measurements use unobservable inputs and include the use of judgment by management about the assumptions market participants use in pricing the asset or liability. Level 3 financial liabilities consist of contingent consideration arrangements, which are presented in the Fair Value of Contingent Consideration section appearing later in this footnote.

Notional Amounts of Derivatives and Other Hedging Instruments
The gross notional values of our derivative instruments, as well as non-U.S. dollar debt designated as net investment hedging instruments, were:

	Notional Amount
	As of June 30, 2025	As of December 31, 2024
	(in millions)
Foreign currency contracts	$20,667	$13,724
Commodity contracts	13,973	16,210
Interest rate contracts	2,089	4,189
Cross-currency swap contracts	7,219	9,608
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,755	3,298
Swiss franc notes	252	220
Canadian dollar notes	478	869

Cash Flow Hedges
Our derivative instruments designated as cash flow hedges include interest rate swaps and cross-currency swaps. As of June 30, 2025, the aggregate notional value of those derivatives was $1.6 billion.

Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 12, Reclassifications from Accumulated Other Comprehensive Income for additional information on current period activity. Based on current market conditions, $57 million of losses, net of taxes, included in accumulated other comprehensive earnings/(losses) from cash flow hedges as of June 30, 2025 are expected to be recognized into earnings during the next 12 months.

As of June 30, 2025, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 3 years, 6 months.

Hedges of Net Investments in International Operations

Net investment hedge ("NIH") derivative contracts
We enter into foreign currency contracts and cross-currency swaps to hedge certain investments in our non-U.S. operations against movements in exchange rates. As of June 30, 2025, the aggregate notional value of those derivatives was $9.3 billion.

Net investment hedge derivative contract pre-tax impacts on other comprehensive earnings/(losses) and net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
(Loss)/gain on NIH contracts (1)	$(799)	$22	$(1,000)	$242
Amounts excluded from the assessment of hedge effectiveness (2)	67	46	124	87

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

Non-U.S. dollar debt designated as net investment hedges
Pre-tax gains/(losses) related to non-U.S. dollar debt designated as hedges of net investments in international operations, which are recorded within the cumulative translation adjustment section of other comprehensive earnings/(losses), were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Euro notes	$(310)	$24	$(457)	$103
Swiss franc notes	(26)	(1)	(32)	25
Canadian notes	(25)	4	(25)	14

Derivatives Not Designated as Accounting Hedges
For derivatives not designated as accounting hedges ("economic hedges"), we classify gains and losses in the income statement based on the classification of the item economically hedged. Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Foreign currency contracts:
Cost of sales	$(34)	$(2)	$(165)	$23
Selling, general and administrative expenses	(6)	(6)	(6)	1
Interest and other expense, net	(63)	9	27	65
Commodity contracts - Cost of sales	19	(255)	(390)	929
Interest rate contracts - Interest and other expense, net	1	1	1	1
Total	$(83)	$(253)	$(533)	$1,019

Fair Value of Contingent Consideration
Contingent consideration liabilities, which reflect earn-out arrangements from business combinations, are recorded at fair value each period, with changes in fair value reported in earnings. The fair values of our contingent consideration liabilities were $142 million and $179 million as of June 30, 2025 and December 31, 2024, respectively. Contingent consideration liabilities are primarily recorded in Other liabilities in the condensed consolidated balance sheets and changes in their fair values are primarily recorded in Selling, general and administrative expenses in the condensed consolidated statements of earnings.

The estimated fair values of our contingent consideration liabilities were primarily determined using Monte Carlo simulations. Significant assumptions used in assessing the fair value of the liabilities include financial projections for net revenue, gross profit and EBITDA, as well as discount and volatility rates. Fair value measurements of contingent consideration liabilities are classified as Level 3 in the fair value hierarchy because they use unobservable inputs.

Contingent consideration liabilities include an earn-out arrangement related to the acquisition of Clif Bar & Company (“Clif Bar”) in 2022. The possible payments under that arrangement range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of the base financial projections.

The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Liability at beginning of period	$167	$703	$179	$680
Changes in fair value	(26)	12	(38)	35
Payments	—	(54)	—	(54)
Currency	1	—	1	—
Liability at end of period	$142	$661	$142	$661

Note 9. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Service cost	$—	$1	$16	$15
Interest cost	17	15	66	71
Expected return on plan assets	(20)	(23)	(107)	(108)
Amortization of net loss and prior service cost	2	—	18	16
Settlement losses	288	—	—	—
Net periodic pension cost/(benefit)	$287	$(7)	$(7)	$(6)

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Service cost	$1	$2	$31	$30
Interest cost	26	30	135	142
Expected return on plan assets	(33)	(46)	(211)	(216)
Amortization of net loss and prior service cost	2	—	35	32
Settlement losses	292	6	—	—
Net periodic pension cost/(benefit)	$288	$(8)	$(10)	$(12)

Employer Contributions
During the six months ended June 30, 2025, we contributed $1 million and $45 million to our U.S. and non-U.S. pension plans, respectively. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of June 30, 2025, we plan to make further contributions of approximately $10 million to our U.S. plans and $23 million to our non-U.S. plans for the remainder of 2025. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or changes in interest rates.

Mondelēz Global LLC Retirement Plan Settlement
During the third quarter of 2024, we entered into agreements with two third-party insurance companies to purchase buy-in annuity contracts to cover the liabilities associated with the Mondelēz Global LLC Retirement Plan (“MDLZ Global Plan”), the pension plan for U.S. salaried employees. The agreements provided us with the option to elect a buy-out conversion, at which time full responsibility of the MDLZ Global Plan obligations would transfer to the insurance companies. On June 12, 2025 we elected the buy-out conversion and recognized a non-cash pre-tax settlement loss of $282 million as a component of our net periodic pension cost in the second quarter of 2025. That settlement loss is recorded within Benefit plan non-service (expense)/income in the condensed consolidated statements of earnings.

Multiemployer Pension Plans
On July 11, 2019, we received a withdrawal liability assessment from the Bakery and Confectionery Union and the Industry International Pension Fund requiring pro-rata monthly payments over 20 years and we recorded a discounted liability of $491 million at that time. In connection with the discounted long-term liability, we recorded accreted interest of $3 million for both the three months ended June 30, 2025 and 2024 and $5 million for both the six months ended June 30, 2025 and 2024 within Interest and other expense, net in the condensed consolidated statements of earnings. As of June 30, 2025, the remaining discounted withdrawal liability was $302 million, with $16 million recorded in Other current liabilities and $286 million recorded in Other liabilities in the condensed consolidated balance sheets.

Postretirement and Postemployment Benefit Plans
The net periodic postretirement benefit was $3 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and $6 million and $5 million for the six months ended June 30, 2025 and 2024, respectively. The net periodic postemployment cost was $6 million for both the three months ended June 30, 2025 and 2024 and $11 million for both the six months ended June 30, 2025 and 2024.

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

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of June 30, 2025 and December 31, 2024, we had no material third-party guarantees recorded on our condensed consolidated balance sheets.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 11. Stock Plans

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2025	16,479,169	$54.51	5 years	$135	million
Annual grant to eligible employees	1,989,760	65.09
Additional options issued	19,390	67.65
Total options granted	2,009,150	65.11
Options exercised (1)	(1,689,734)	42.11		$38	million
Options canceled	(259,913)	66.82
Balance at June 30, 2025	16,538,672	56.87	6 years	$186	million

(1)Cash received from options exercised was $27 million and $71 million in the three and six months ended June 30, 2025, respectively. The excess income tax benefit from stock option exercises was $1 million and $5 million in the three and six months ended June 30, 2025.

Performance Share Units and Other Stock-Based Awards
Our performance share unit ("PSU") and deferred stock unit ("DSU") activity is reflected below:

	Number of Shares	Weighted-Average Fair Value Per Share (4)	Weighted-Average Aggregate Fair Value (3)
Balance at January 1, 2025	4,536,574	$67.76
Annual grant to eligible employees:
Performance share units	1,194,640	69.49
Deferred stock units	826,180	65.09
Additional shares granted (1)	802,146	60.10
Total shares granted	2,822,966	65.53	$185	million
Vested (2) (3)	(1,428,347)	63.40	$91	million
Forfeited (2)	(309,086)	69.65
Balance at June 30, 2025	5,622,107	67.64

(1)Includes primarily DSUs and incremental PSUs issued over target.
(2)Includes PSUs, DSUs and other stock-based awards.
(3)The income tax shortfall upon vesting of PSUs and DSUs was zero and $1 million in the three and six months ended June 30, 2025, respectively.
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

During the six months ended June 30, 2025, we repurchased approximately 27 million shares of Common Stock at an average cost of $58.33 per share, or an aggregate cost of approximately $1.6 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2025, we have approximately $7.4 billion in remaining share repurchase capacity.

Note 12. Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net (losses)/gains of $(284) million and $(2) million in the second quarter of 2025 and 2024, respectively, and $(331) million and $21 million in the first six months of 2025 and 2024, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(10,488)	$(9,790)	$(11,017)	$(9,574)
Currency translation adjustments	274	(408)	823	(590)
Tax effect	82	19	69	(21)
Other comprehensive earnings/(losses)	356	(389)	892	(611)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(17)	2	(24)	8
Balance at end of period	(10,149)	(10,177)	(10,149)	(10,177)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,430)	$(1,285)	$(1,402)	$(1,323)
Net actuarial gain/(loss) arising during period	(51)	(1)	(51)	(6)
Tax effect on net actuarial gain/(loss)	13	1	13	1
Losses/(gains) reclassified into net earnings:
Amortization of net loss and prior service (1)	17	14	31	26
Settlement losses (1)	288	—	292	6
Tax expense/(benefit) on reclassifications (3)	(80)	(4)	(82)	(8)
Currency impact	(100)	(2)	(144)	27
Other comprehensive earnings/(losses)	87	8	59	46
Balance at end of period	(1,343)	(1,277)	(1,343)	(1,277)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(61)	$(57)	$(52)	$(49)
Interest rate contracts gains/(losses)	3	(4)	1	(10)
Cross-currency swap contracts gains/(losses)	(47)	8	(86)	40
Other derivative gains/(losses)	(16)	(3)	(12)	(4)
Tax effect on net derivative gain/(loss)	(3)	3	(2)	6
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)	2	3	3	6
Cross-currency swap contracts (2)	52	(13)	79	(53)
Other derivative contracts (2)	—	3	—	4
Tax expense/(benefit) on reclassifications (3)	5	(1)	8	(2)
Currency impact	(4)	—	(8)	1
Other comprehensive earnings/(losses)	(8)	(4)	(17)	(12)
Balance at end of period	(69)	(61)	(69)	(61)
Accumulated other comprehensive income attributable to Mondelēz International:
Balance at beginning of period	$(11,979)	$(11,132)	$(12,471)	$(10,946)
Total other comprehensive earnings/(losses)	435	(385)	934	(577)
Less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(17)	2	(24)	8
Other comprehensive earnings/(losses) attributable to Mondelēz International	418	(383)	910	(569)
Balance at end of period	$(11,561)	$(11,515)	$(11,561)	$(11,515)

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

We recorded restructuring charges of $3 million and $45 million in the three and six months ended June 30, 2024 and recorded implementation costs of $12 million and $23 million in the three and six months ended June 30, 2024.

The Simplify to Grow Program restructuring liability activity for the six months ended June 30, 2025 was:

Severance and related costs
(in millions)
Liability balance, January 1, 2025	$188
Payments	(37)
Currency and other	14
Liability balance, June 30, 2025	$165

The liability for restructuring charges is included within other current liabilities and other long-term liabilities.

Note 14. Income Taxes

Our effective tax rate was 26.9% for the second quarter of 2025 as compared to 34.7% in the second quarter of 2024. The decrease in our effective tax rate was driven by our jurisdictional mix of earnings, particularly the impact of lower mark-to-market losses on commodity and foreign currency derivatives in the current quarter, and higher costs from tax law changes in the second quarter of 2024.

Our effective tax rate for the six months ended June 30, 2025, was 27.4% as compared to 26.2% for the six months ended June 30, 2024. The increase in our year-to-date effective tax rate was driven by our jurisdictional mix of earnings (including the impact of mark-to-market gains and losses on commodity and foreign currency derivatives) and the relative impact of permanent items on lower pre-tax earnings on a year-over-year basis. Those items were partially offset by additional releases of liabilities for uncertain tax positions due to audit developments in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law. This legislation contains numerous tax provisions, including an increase to the tax rate applied to income earned by our foreign subsidiaries, favorable changes to foreign tax credit calculation methodologies, and changes to the timing of certain tax deductions for qualifying depreciable assets, costs of research and development performed in the U.S. and interest expense. While we are still evaluating the impacts of the OBBBA, we do not expect any material impacts to our financial statements for the year ending December 31, 2025.

Note 15. Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Net earnings	$644	$603	$1,051	$2,019
less: Noncontrolling interest earnings	(3)	(2)	(8)	(6)
Net earnings attributable to Mondelēz International	$641	$601	$1,043	$2,013
Weighted-average shares for basic EPS	1,295	1,343	1,298	1,346
Plus: Dilutive effect of outstanding stock awards	4	5	3	6
Weighted-average shares for diluted EPS	1,299	1,348	1,301	1,352
Basic earnings per share attributable to Mondelēz International	$0.49	$0.45	$0.80	$1.50
Diluted earnings per share attributable to Mondelēz International	$0.49	$0.45	$0.80	$1.49

We exclude antidilutive Mondelēz International share-based payment awards from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 4.6 million and 4.2 million for the three months ended June 30, 2025 and 2024, respectively, and 3.8 million and 3.4 million for the six months ended June 30, 2025 and 2024, respectively.

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

Our operations and management structure are organized into four operating segments:
    • Latin America
    • AMEA
    • Europe
    • North America

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. Our CODM uses segment operating income in the annual plan and forecasting process and considers actual versus plan variances in assessing the performance of the segment. The CODM also uses segment operating income as an input to the overall compensation measures for segment management under our incentive compensation plans. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes certain mark-to-market impacts on commodity and foreign currency derivatives (which are primarily a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage benefit plan non-service income and interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that our CODM reviews. Additionally, assets for reportable segments are not disclosed as such information is not regularly reviewed by the Company's CODM.

Our segment net revenue, significant segment expenses and operating income, by reportable segment were as follows:

	Three Months Ended June 30, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,194	$1,821	$3,412	$2,557	$8,984
Segment cost of sales	(807)	(1,189)	(2,343)	(1,615)	(5,954)
Segment selling, general and administrative expenses (1)	(254)	(361)	(555)	(488)	(1,658)
Segment operating income	$133	$271	$514	$454	1,372
Mark-to-market losses from derivatives					(93)
General corporate expenses					(69)
Amortization of intangible assets					(38)
Operating income					$1,172

	Three Months Ended June 30, 2024
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,232	$1,587	$2,874	$2,650	$8,343
Segment cost of sales	(800)	(913)	(1,729)	(1,534)	(4,976)
Segment selling, general and administrative expenses (1)	(288)	(384)	(595)	(571)	(1,838)
Segment operating income	$144	$290	$550	$545	1,529
Mark-to-market losses from derivatives					(571)
General corporate expenses					(67)
Amortization of intangible assets					(37)
Operating income					$854

	Six Months Ended June 30, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$2,397	$3,837	$6,962	$5,101	$18,297
Segment cost of sales	(1,622)	(2,459)	(4,884)	(3,198)	(12,163)
Segment selling, general and administrative expenses (1)	(503)	(764)	(1,102)	(964)	(3,333)
Segment operating income	$272	$614	$976	$939	2,801
Mark-to-market losses from derivatives					(762)
General corporate expenses					(112)
Amortization of intangible assets					(75)
Operating income					$1,852

	Six Months Ended June 30, 2024
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$2,551	$3,537	$6,242	$5,303	$17,633
Segment cost of sales	(1,666)	(2,051)	(3,866)	(3,059)	(10,642)
Segment selling, general and administrative expenses (1)	(584)	(785)	(1,235)	(1,150)	(3,754)
Segment operating income	$301	$701	$1,141	$1,094	3,237
Mark-to-market gains from derivatives					553
General corporate expenses					(134)
Amortization of intangible assets					(75)
Operating income					$3,581
(1) SG&A for all reportable segments includes: Advertising & consumer expenses and overhead expenses.

Total depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	Three Months Ended June 30,
	2025	2024
	(in millions)
Depreciation expense (2):
Latin America	$35	$39
AMEA	43	39
Europe	79	68
North America	45	42
Corporate	10	9
Total depreciation expense	$212	$197

	Six Months Ended June 30,
	2025	2024
	(in millions)
Depreciation expense (2):
Latin America	$69	$77
AMEA	84	79
Europe	150	135
North America	88	80
Corporate	21	22
Total depreciation expense	$412	$393
(2) Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the consolidated statements of cash flows for total depreciation and amortization expenses.

	Six Months Ended June 30,
	2025	2024
	(in millions)
Capital expenditures:
Latin America	$(82)	$(97)
AMEA	(124)	(134)
Europe	(235)	(280)
North America	(134)	(141)
Corporate	(7)	(14)
Total capital expenditures	$(582)	$(666)

Disaggregation of Net Revenue
Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Three Months Ended June 30, 2025
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$295	$686	$1,289	$2,305	$4,575
Chocolate	345	657	1,589	70	2,661
Gum & Candy	361	261	146	182	950
Beverages	79	122	26	—	227
Cheese & Grocery	114	95	362	—	571
Total net revenues	$1,194	$1,821	$3,412	$2,557	$8,984

	For the Three Months Ended June 30, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$310	$560	$1,093	$2,394	$4,357
Chocolate	304	579	1,293	57	2,233
Gum & Candy	381	237	140	199	957
Beverages	114	124	28	—	266
Cheese & Grocery	123	87	320	—	530
Total net revenues	$1,232	$1,587	$2,874	$2,650	$8,343

	For the Six Months Ended June 30, 2025
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$582	$1,422	$2,377	$4,525	$8,906
Chocolate	714	1,430	3,529	170	5,843
Gum & Candy	702	504	308	406	1,920
Beverages	175	286	63	—	524
Cheese & Grocery	224	195	685	—	1,104
Total net revenues	$2,397	$3,837	$6,962	$5,101	$18,297

	For the Six Months Ended June 30, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$596	$1,204	$2,123	$4,733	$8,656
Chocolate	686	1,350	3,063	148	5,247
Gum & Candy	774	471	346	422	2,013
Beverages	244	313	62	—	619
Cheese & Grocery	251	199	648	—	1,098
Total net revenues	$2,551	$3,537	$6,242	$5,303	$17,633

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

Trade and Regulatory Uncertainty

In many markets, including the United States, certain products or a portion of our products, including significant inputs, are imported from other jurisdictions. As the current geopolitical environment remains unpredictable, we continue to monitor and evaluate the impact of proposed and enacted tariffs, including proposed and enacted retaliatory tariffs or other trade restrictions. We are evaluating the potential impact of these developments as well as our ability to mitigate the impact, as they are expected to adversely impact our revenue and cost of goods sold. If the provisions of certain proposed tariffs for which implementation is currently delayed are ultimately implemented as originally proposed, or if additional tariff actions are implemented, we would expect those adverse impacts on our business operations and financial performance to be significant. For most products and materials imported to the United States from Mexico and Canada, we comply with the terms of the U.S.-Mexico-Canada Agreement and are therefore not subject to tariffs on most products and materials imported from those jurisdictions. However, the current trade environment continues to evolve rapidly and there can be no assurance that such products and materials will continue to be exempt. The implementation of additional protectionist trade measures, and any further retaliatory actions taken in response, could result in increased costs and pricing pressures, disrupt consumer spending patterns, and impact market stability and consumer confidence, any or all of which could adversely affect our operating results. For additional information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2024, including the risk entitled “We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and/or other foreign governments.”

War in Ukraine

In February 2022, following the Russian military invasion of Ukraine, we stopped production and closed our facilities in Ukraine; since then, we have taken steps to protect the safety of our employees and to restore operations at our two manufacturing facilities, which were significantly damaged in March 2022. Refer to Items Affecting Comparability of Financial Results for additional information.

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations because we believe that we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions. We continue to consolidate both our Ukrainian and Russian subsidiaries. During the second quarter of 2025, Ukraine generated 0.4% and Russia generated 4.0% of our consolidated net revenue and during the second quarter of 2024, Ukraine generated 0.4% and Russia generated 2.9% of our consolidated net revenue. The profitability of and the assets held by our Russian business continue to remain above historic levels. We cannot predict if the recent strength in our Russian business will continue in the future.

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

Developments in the Middle East

In October 2023, conflict developed in the Middle East between Hamas and Israel, and has expanded to other parts of the region. Throughout 2024 and into 2025, we experienced limited adverse sales impacts related to this conflict in certain AMEA markets, but this did not have a material impact on our business, results of operations or financial condition. We continue to evaluate the impacts of these developments on our business and we cannot predict if the conflict will have a significant impact in the future.

Extreme Price Growth in Argentina and Other Currency-Related Items

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

Currency-related items impacted our non-GAAP financial measures for the three months ended June 30, 2025 as follows:
•Organic Net Revenue: In the second quarter of 2025, favorable currency-related items of $68 million (0.8 pp) were driven by favorable currency translation rate changes of $45 million (0.6 pp) and extreme pricing of $23 million (0.2 pp). In Emerging Markets, unfavorable currency-related items of $58 million (1.8 pp) were driven by unfavorable currency translation rate changes of $81 million (2.5 pp), partially offset by extreme pricing of $23 million (0.7 pp). In Developed Markets, favorable currency-related items of $126 million (2.5 pp) were driven by favorable currency translation rate changes.
•Adjusted Operating Income: In the second quarter of 2025, favorable currency-related items of $30 million were driven by favorable currency translation rate changes of $26 million and extreme pricing of $4 million.
•Adjusted EPS: In the second quarter of 2025, favorable currency-related items of $0.02 were driven by favorable currency translation rate changes, as extreme pricing had an immaterial impact.

Currency-related items impacted our non-GAAP financial measures for the six months ended June 30, 2025 as follows:
•Organic Net Revenue: In the first six months of 2025, unfavorable currency-related items of $274 million (1.6 pp) were driven by unfavorable currency translation rate changes of $320 million (1.8 pp), partially offset by extreme pricing of $46 million (0.2 pp). In Emerging Markets, unfavorable currency-related items of

$310 million (4.4 pp) were driven by unfavorable currency translation rate changes of $356 million (5.1 pp), partially offset by extreme pricing of 46 million (0.7 pp). In Developed Markets, favorable currency-related items of 36 million (0.3 pp) were driven by favorable currency translation rate changes.
•Adjusted Operating Income: In the first six months of 2025, favorable currency-related items of $3 million were driven by the impact of extreme pricing of $8 million, partially offset by unfavorable currency translation rate changes of $5 million.
•Adjusted EPS: In the first six months of 2025, currency-related items were neutral as unfavorable currency translation rate changes were offset by extreme pricing.

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

Equity Method Investment Transactions

JDE Peet’s Transactions (Euronext Amsterdam: “JDEP”)
During the first quarter of 2024, we recorded an impairment charge of €612 million ($665 million) related to our JDEP investment. During the fourth quarter of 2024, we sold our remaining 85.9 million shares to JAB Holdings Company. For additional information, refer to Note 6, Equity Method Investments.

Mondelēz Global LLC Retirement Plan

During the third quarter of 2024, we entered into agreements with two third-party insurance companies to purchase buy-in annuity contracts to cover the liabilities associated with the Mondelēz Global LLC Retirement Plan (“MDLZ Global Plan”), the pension plan for U.S. salaried employees. The agreements provided us with the option to elect a buy-out conversion, at which time full responsibility of the MDLZ Global Plan obligations would transfer to the insurance companies. On June 12, 2025 we elected the buy-out conversion and recognized a non-cash pretax settlement loss of $282 million as a component of net periodic pension cost in the second quarter of 2025. Refer to Note 9, Benefit Plans for additional information.

Taxes

We continue to monitor existing and potential future tax reform around the world. Numerous countries have enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax, effective for 2024. While the existing legislation does not have a material impact on our condensed consolidated financial statements, we are monitoring how the June 28, 2025 G7 announcement that U.S.-parented companies be exempted from certain aspects of the global minimum tax regime will be incorporated into the model rules and local legislation around the world.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law. While we are still evaluating the impacts of the OBBBA, we do not expect any material impacts to our financial statements for the year ending December 31, 2025.

Non-GAAP Financial Measures

We use non-GAAP financial measures internally to make operating and strategic decisions, including the preparation of our annual operating plan, evaluation of business performance and as a factor in determining incentive compensation. We believe that non-GAAP financial measures, when used in connection with results reported in accordance with U.S. GAAP, provide additional information to facilitate comparisons of our historical operating results and to enable a more comprehensive understanding of trends in our underlying operating results. We also believe that presenting these measures allows investors to view our performance using the same measures that management and our Board of Directors use in evaluating our business performance and trends. However, non-GAAP financial measures should be considered in addition to, and not as substitutes for, financial information prepared in accordance with U.S. GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies. A limitation of these non-GAAP financial measures is they exclude items that have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results. We have provided the reconciliations between the GAAP and non-GAAP financial measures along with a discussion of our underlying GAAP results throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

We also evaluate the operating performance of the company and its international subsidiaries on a constant currency basis. Our non-GAAP measures presented on a constant currency basis exclude the effects of currency translation rate changes and, beginning in the first quarter of 2024, extreme pricing increases in Argentina. For additional information, refer to Extreme Price Growth in Argentina. We determine constant currency operating results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.

Our primary non-GAAP financial measures and corresponding metrics, listed below, reflect how we evaluate our current and prior-year operating results. As new events or circumstances arise, these definitions could change. When our definitions change, we provide the updated definitions and present the related non-GAAP historical results on a comparable basis. When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. For descriptions of the items excluded from our non-GAAP financial measures, refer to Items Affecting Comparability of Financial Results.

•“Organic Net Revenue” is defined as net revenues (the most comparable U.S. GAAP financial measure) excluding, when they occur, the impacts of acquisitions, divestitures, short-term distributor agreements related to the sale of a business and currency-related items. We believe that Organic Net Revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. Organic Net Revenue growth is presented on a consolidated basis, for each of our segments and for our emerging markets and developed markets, and these underlying measures are also reconciled to the most comparable U.S. GAAP financial measures above.
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

•“Adjusted Operating Income” is defined as operating income (the most comparable U.S. GAAP financial measure) excluding, when they occur, the impacts of the Simplify to Grow Program; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture-related items; acquisition-related items; operating results from short-term distributor agreements related to the sale of a business; remeasurement of net monetary position of highly inflationary countries; mark-to-market impacts from commodity and foreign currency derivative contracts economically hedging forecasted transactions; impacts from resolution of indirect tax matters; incremental costs due to the war in Ukraine; impact from the European Commission legal matter; the impact from pension participation changes; and operating costs from the ERP System Implementation program. We also present Adjusted Operating Income margin, which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted

Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International (the most comparable U.S. GAAP financial measure) from continuing operations excluding, when they occur, the impacts of the items listed in the Adjusted Operating Income definition as well as gains or losses on debt extinguishment and related expenses; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; gains or losses on marketable securities transactions; initial impacts from enacted tax law changes; and gains or losses on equity method investment transactions. We also evaluate growth in our Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

Items Affecting Comparability of Financial Results

The below table and subsequent commentary presents income or (expense) items that affected the comparability of our results of operations and provides details of each item. Please refer to the notes to the condensed consolidated financial statements indicated below for additional information. These items are excluded from our non-GAAP earnings measures to better facilitate comparisons of our underlying operating performance across periods. Refer to the Consolidated Results of Operations – Net Earnings and Earnings per Share Attributable to Mondelēz International table for the after-tax per share impacts of these items and to the Non-GAAP Financial Measures section for definitions of our non-GAAP financial measures.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2025	2024	2025	2024
		(in millions, except percentages)
Simplify to Grow Program	Note 13	$4	$(15)	$6	$(68)
Mark-to-market (losses)/gains from derivatives (1)	Note 8	(93)	(573)	(766)	551
Acquisition-related items	Note 2	21	(36)	29	(79)
Divestiture-related items	Note 2	3	—	7	(4)
Operating results from short-term distributor agreements		—	—	—	2
Incremental costs due to war in Ukraine		(1)	(1)	(1)	(2)
European Commission legal matter	Note 10	—	3	—	3
ERP System Implementation costs		(37)	(9)	(70)	(9)
Remeasurement of net monetary position	Note 1	(8)	(9)	(15)	(17)
Impact from pension participation changes	Note 9	(285)	(3)	(287)	(5)
Initial impacts from enacted tax law changes	Note 14	1	(25)	3	(23)
Loss on equity method investment transactions	Note 6	—	—	—	(665)

(1)Includes impacts recorded in operating income and interest expense and other, net in the accompanying condensed consolidated statements of earnings.

Simplify to Grow Program – Reflects restructuring charges incurred under the company’s Simplify to Grow Program to reduce both its supply chain and overhead costs. It comprises charges, such as severance, asset write-downs, and other costs of implementing that program, partially offset by gains on sales of assets disposed of in connection with the program. The company completed its Simplify to Grow Program in the fourth quarter of 2024. Following the completion of the program, any adjustments to the liability of previously recorded charges will be reflected within this item.

Mark-to-market impacts from derivatives – We exclude unrealized gains and losses (mark-to-market impacts) from commodity and foreign currency derivative contracts economically hedging forecasted transactions from our non-GAAP earnings measures. The mark-to-market impacts of those derivatives are excluded until the related gains or losses are realized. Since we purchase commodity and foreign currency derivative contracts to mitigate price volatility primarily for inventory requirements in future periods, we make this adjustment to remove the volatility of these future inventory purchases on current operating results to facilitate comparisons of our underlying operating performance across periods.

Acquisition-related items – Includes acquisition-related costs, acquisition integration costs and contingent consideration adjustments, inventory step-ups and gains from acquisitions. Acquisition-related costs include third-party advisor, investment banking and legal fees, one-time compensation expense related to the buyout of non-vested employee stock ownership plan shares and realized gains or losses from hedging activities associated with acquisition funds. Acquisition integration costs and contingent consideration adjustments include one-time costs related to the integration of acquisitions as well as any adjustments made to contingent compensation liabilities for earn-outs related to acquisitions that do not relate to recurring employee compensation expense. See Note 8, Financial Instruments - Fair Value of Contingent Consideration for additional information. Other acquisition-related items include incremental costs from inventory step-ups associated with acquired companies related to the fair market valuation of the acquired inventory and acquisition gains, when they occur, from the remeasurement of an existing noncontrolling investment to fair value when the company acquires a controlling interest in the investee.

Divestiture-related items – Includes operating results from divestitures, divestiture-related costs and gains/(losses) on divestitures. Divestitures may include sales of businesses, exits of major product lines upon completion of a sale or licensing agreement, or sales of equity method investments. Divestiture-related costs include costs incurred in relation to the preparation and completion of divestiture transactions (including one-time costs such as severance related to the elimination of stranded costs) as well as costs incurred associated with publicly announced processes to sell businesses.

Operating Results from short-term distributor agreements – Reflects the operating results from short-term distributor agreements that have been executed in conjunction with the sale of a business.

Incremental costs due to war in Ukraine – In February 2022, Russia began a military invasion of Ukraine and we temporarily stopped our production and closed our manufacturing facilities in Trostyanets and Vyshhorod due to damage incurred during the conflict. In the second quarter of 2024, we fully resumed production at both facilities after completing targeted repairs. Incremental costs incurred by the company related to the ongoing war in Ukraine primarily relate to asset write-downs, net of recoveries.

European commission legal matter – In November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. We reached a negotiated resolution to this matter in the second quarter of 2024. We adjusted our accrual accordingly and fulfilled our payment obligation in August 2024. Due to the unique nature of this matter, we believe it to be infrequent and unusual and therefore exclude it from our non-GAAP earnings measures to better facilitate comparisons of our underlying operating performance across periods.

ERP system implementation costs – In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems, which is comprised of both capital expenditures and operating expenses, of which a majority is expected to be operating expenses. The ERP System Implementation program will be implemented in several phases with spending occurring over the next four years, with expected completion by year-end 2028. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. These expenses include third-party consulting fees, direct labor costs associated with the program, accelerated depreciation of our existing SAP financial systems and various other expenses, all associated with the implementation of our information technology upgrades.

Remeasurement of net monetary position of highly inflationary countries – The company’s operations in Argentina, Türkiye, Egypt and Nigeria are currently accounted for as highly inflationary. We exclude remeasurement gains and losses of the monetary assets and liabilities of its subsidiaries in highly inflationary economies and the realized gains and losses from derivatives that mitigate the foreign currency volatility related to the remeasurement of the respective monetary assets or liabilities from its non-GAAP earnings measures to facilitate comparisons of our underlying operating performance across periods.

Impact from pension participation changes – Consists of the charges incurred, primarily gains or losses from pension curtailments and settlements, including the settlement of a pension plan for U.S. salaried employees during the second quarter of 2025, as well as costs incurred when employee groups are withdrawn from multiemployer pension plans. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations.

Initial impacts from enacted tax law changes – Initial impacts from enacted tax law changes include items such as the remeasurement of deferred tax balances and transition taxes from tax reforms. We exclude initial impacts from enacted tax law changes from our non-GAAP financial measures as they do not reflect our ongoing tax obligations under the enacted tax law.

Gains and losses on equity method investment transactions – We exclude gains and losses from partial or full sales of equity method investments as well as impairments of those investments. In addition, we also exclude from our non-GAAP financial measures any gains or losses realized on economic hedges of sales proceeds from our equity method investment transactions.

Discussion and Analysis of Historical Results

Summary of Results

•Net revenues increased 7.7% to $9.0 billion in the second quarter of 2025 and increased 3.8% to $18.3 billion in the first six months of 2025 as compared to the same periods in the prior year.
–Net revenue growth in the second quarter of 2025 was driven by higher net pricing, incremental net revenue from our acquisition of Evirth and favorable currency-related items, as several currencies we operate in strengthened relative to the U.S. dollar as compared to exchange rates in the prior year, partially offset by unfavorable volume/mix.
–Net revenue growth in the first six months of 2025 was driven by higher net pricing and incremental net revenue from our acquisition of Evirth, partially offset by unfavorable volume/mix, unfavorable currency-related items, as the U.S. dollar strengthened relative to most currencies we operate in compared to exchange rates in the prior year, and lapping prior-year net revenue from a short-term distributor agreement related to the sale of our developed market gum business.

•Organic Net Revenue, a non-GAAP financial measure, increased 5.6% to $8.8 billion in the second quarter of 2025 and increased 4.3% to $18.4 billion in the first six months of 2025 as compared to the same periods in the prior year. During both the second quarter and the first six months of 2025, Organic Net Revenue grew due to higher net pricing, partially offset by unfavorable volume/mix. Organic Net Revenue is reported on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.

•Diluted EPS attributable to Mondelēz International increased 8.9% to $0.49 in the second quarter of 2025 and decreased 46.3% to $0.80 in the first six months of 2025 as compared to the same periods in the prior year.
–Diluted EPS increased in the second quarter of 2025, driven by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, a favorable year-over-year change in acquisition-related items, lapping prior-year unfavorable initial impacts from enacted tax law changes and lapping prior-year costs for the completed Simplify to Grow program. These favorable items were partially offset by a non-cash loss related to the settlement of a U.S. pension plan, a decrease in Adjusted EPS, costs incurred for the ERP System Implementation program and lapping prior-year operating results from divestitures.
–Diluted EPS decreased in the first six months of 2025, driven by an unfavorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, a decrease in Adjusted EPS, an unfavorable impact from a loss related to the settlement of a U.S. pension plan, costs incurred for the ERP System Implementation program and lapping prior-year divestiture-related items. These unfavorable items were partially offset by lapping a prior-year equity method investment impairment, a favorable year-over-year change in acquisition-related items, lapping prior-year costs for the completed Simplify to Grow Program and lapping prior-year unfavorable initial impacts from enacted tax law changes.

•Adjusted EPS, a non-GAAP financial measure, decreased 12.0% to $0.73 in the second quarter of 2025 and decreased 16.5% to $1.47 in the first six months of 2025 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS decreased 14.5% to $0.71 in the second quarter of 2025 and decreased 16.5% to $1.47 in the first six months of 2025 as compared to the same periods in the prior year. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.
–Adjusted EPS decreased in the second quarter of 2025, driven by operating declines, higher interest and other expense and lower benefit plan non-service income, partially offset by fewer shares outstanding, favorable currency-related impacts and the impact from an acquisition.
–Adjusted EPS decreased in the first six months of 2025, driven by operating declines, higher interest and other expense, lower benefit plan non-service income and lower equity method investment earnings, partially offset by fewer shares outstanding, lower taxes and the impact from an acquisition.

Consolidated Results of Operations
Three Months Ended June 30

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions, except per share data)
Net revenues	$8,984	$8,343	$641	7.7%
Operating income	1,172	854	318	37.2%
Net earnings attributable to Mondelēz International	641	601	40	6.7%
Diluted earnings per share attributable to Mondelēz International	0.49	0.45	0.04	8.9%

Net Revenues – Net revenues increased $641 million (7.7%) to $8,984 million in the second quarter of 2025, and Organic Net Revenue (1) increased $471 million (5.6%) to $8,814 million. Emerging markets net revenues increased 11.6% and emerging markets Organic Net Revenue increased 10.2% (1). Developed markets net revenues increased 5.2% and developed markets Organic Net Revenue increased 2.7% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Three Months Ended June 30, 2025
Reported (GAAP)	$3,638	$5,346	$8,984
Acquisitions	(102)	—	(102)
Currency-related items	58	(126)	(68)
Organic (Non-GAAP)	$3,594	$5,220	$8,814
Three Months Ended June 30, 2024
Reported (GAAP)	$3,260	$5,083	$8,343
No adjusting items	—	—	—
Organic (Non-GAAP)	$3,260	$5,083	$8,343
% Change
Reported (GAAP)	11.6%	5.2%	7.7%
Acquisitions	(3.2)	—	(1.3)
Currency-related items	1.8	(2.5)	(0.8)
Organic (Non-GAAP)	10.2%	2.7%	5.6%
Vol/Mix	(0.8)pp	(1.8)pp	(1.5)pp
Pricing	11.0	4.5	7.1
(1)Refer to the Non-GAAP Financial Measures section above for additional information.

Net revenue increase of 7.7% was driven by our underlying Organic Net Revenue growth of 5.6%, the impact of an acquisition and favorable currency-related items. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was due to the benefit of carryover pricing from 2024 as well as the effects of input cost-driven pricing actions taken during the first six months of 2025. Higher net pricing was reflected in all regions except North America. Unfavorable volume/mix was experienced across all regions except AMEA, driven by pricing elasticity impacts in Europe and Latin America, as well as U.S. retailer inventory destocking and soft consumption in North America. The November 1, 2024 acquisition of Evirth added incremental net revenues of $102 million (constant currency basis) in the first quarter of 2025. Refer to Note 2, Acquisitions and Divestitures, for additional information. Currency-related items increased net revenues by $68 million, driven by favorable currency translation rate changes and the impact of extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Favorable currency translation rate changes were due to the strength of several currencies relative to the U.S. dollar, primarily the euro, British pound sterling, Russian ruble, Polish zloty and Swedish krona, partially offset by the strength of the U.S. dollar relative to several currencies, primarily the Mexican peso, Argentinean peso, Brazilian real, Turkish lira, Indian rupee and Australian dollar.

Operating Income – Operating income increased $318 million (37.2%) to $1,172 million in the second quarter of 2025. Adjusted Operating Income (1) decreased $209 million (14.0%) to $1,283 million and Adjusted Operating Income on a constant currency basis (1) decreased $239 million (16.0%) to $1,253 million due to the following:

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Operating Income	$1,172	$854	$318	37.2%
Simplify to Grow Program	(4)	15	(19)
Mark-to-market losses from derivatives	93	571	(478)
Acquisition-related items	(21)	36	(57)
Divestiture-related items	(3)	—	(3)
Incremental costs due to war in Ukraine	1	1	—
European Commission legal matter	—	(3)	3
ERP System Implementation costs	37	9	28
Remeasurement of net monetary position	8	9	(1)
Adjusted Operating Income (1)	$1,283	$1,492	$(209)	(14.0)%
Currency-related items	(30)	—	(30)
Adjusted Operating Income (constant currency) (1)	$1,253	$1,492	$(239)	(16.0)%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$589
Higher input costs	(860)
Unfavorable volume/mix	(129)
Lower selling, general and administrative expenses	141
Impact from acquisitions	13
Lower asset impairment charges	7
Total change in Adjusted Operating Income (constant currency) (1)	$(239)

(1)Refer to the Non-GAAP Financial Measures section above for additional information.

During the second quarter of 2025, we realized higher net pricing, which was more than offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2024 as well as the effects of input cost-driven pricing actions taken during the first six months of 2025, was reflected across all regions except North America. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were primarily due to higher cocoa, packaging, dairy, edible oils, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar, grains and energy costs. Overall, unfavorable volume/mix was experienced across all regions, primarily due to unfavorable product mix reflecting pricing elasticity impacts in Europe, Latin America and AMEA, as well as biscuit & baked snacks category softness in North America.

Total selling, general and administrative expenses decreased $166 million from the second quarter of 2024, which was net of benefits from a number of factors noted in the table above, including in part, favorable year-over-year change in acquisition-related items, partially offset by costs incurred for the ERP System Implementation program and the impact from acquisitions. Excluding these factors, selling, general and administrative expenses decreased $141 million from the second quarter of 2024. The decrease was driven primarily by lower advertising and consumer promotion costs and lower overhead costs.

Favorable currency-related items including the impact of extreme pricing in Argentina, increased operating income by $30 million primarily due to the strength of several currencies relative to the U.S. dollar, including the euro, Russian ruble and British pound sterling, partially offset by the strength of the U.S. dollar relative to several currencies, including the Mexican peso, Swiss franc and Brazilian real.

Operating income margin increased from 10.2% in the second quarter of 2024 to 13.0% in the second quarter of 2025. The increase in operating income margin was driven primarily by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, a favorable year-over-year change in acquisition-related items and lapping prior-year costs for the completed Simplify to Grow Program, partially offset by lower Adjusted Operating Income margin and costs incurred for the ERP System Implementation program. Adjusted Operating Income margin decreased from 17.9% for the second quarter of 2024 to 14.3% for the second quarter of 2025. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing, lower manufacturing costs driven by productivity, lower advertising and consumer promotion costs and lower overhead costs.

Income Taxes – Our effective tax rate was 26.9% for the second quarter of 2025 as compared to 34.7% in the second quarter of 2024. The decrease in our effective tax rate was driven by our jurisdictional mix of earnings, particularly the impact of lower mark-to-market losses on commodity and foreign currency derivatives in the current quarter, and higher costs from tax law changes in the second quarter of 2024.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $641 million increased by $40 million (6.7%) in the second quarter of 2025. Diluted EPS attributable to Mondelēz International was $0.49 in the second quarter of 2025, up $0.04 (8.9%) from the second quarter of 2024. Adjusted EPS (1) was $0.73 in the second quarter of 2025, down $0.10 (12.0%) from the second quarter of 2024. Adjusted EPS on a constant currency basis (1) was $0.71 in the second quarter of 2025, down $0.12 (14.5%) from the second quarter of 2024.

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.49	$0.45	$0.04	8.9%
Simplify to Grow Program	—	0.01	(0.01)
Mark-to-market losses/(gains) from derivatives	0.06	0.34	(0.28)
Acquisition-related items	(0.01)	0.02	(0.03)
Divestiture-related items	—	(0.02)	0.02
ERP System Implementation costs	0.02	—	0.02
Remeasurement of net monetary position	0.01	0.01	—
Impact from pension participation changes	0.16	—	0.16
Initial impacts from enacted tax law changes	—	0.02	(0.02)
Adjusted EPS (1)	$0.73	$0.83	$(0.10)	(12.0)%
Currency-related items	(0.02)	—	(0.02)
Adjusted EPS (constant currency) (1)	$0.71	$0.83	$(0.12)	(14.5)%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Decrease in operations	$(0.14)
Impact from acquisitions	0.01
Change in benefit plan non-service income	(0.01)
Change in interest and other expense, net	(0.01)
Change in shares outstanding	0.03
Total change in Adjusted EPS (constant currency) (1)	$(0.12)
(1)Refer to the Non-GAAP Financial Measures section above for additional information. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended June 30, 2025, taxes for the: mark-to-market losses from derivatives were $(16) million, acquisition-related items were $9 million, ERP System Implementation program were $(10) million, remeasurement of net monetary positions was zero and impact from pension participation changes were $(73) million.
•For the three months ended June 30, 2024, taxes for the: Simplify to Grow Program were $(6) million, mark-to-market losses from derivatives were $(111) million, acquisition-related items were $(7) million, remeasurement of net monetary position was zero and initial impacts from enacted tax law changes were $25 million.

Six Months Ended June 30:

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions, except per share data)
Net revenues	$18,297	$17,633	$664	3.8%
Operating income	1,852	3,581	(1,729)	(48.3)%
Net earnings attributable to Mondelēz International	1,043	2,013	(970)	(48.2)%
Diluted earnings per share attributable to Mondelēz International	0.80	1.49	(0.69)	(46.3)%

Net Revenues – Net revenues increased $664 million (3.8%) to $18,297 million in the first six months of 2025, and Organic Net Revenue (1) increased $762 million (4.3%) to $18,370 million. Emerging markets net revenues increased 5.3% and emerging markets Organic Net Revenue increased 6.9% (1). Developed markets net revenues increased 2.8% and developed markets Organic Net Revenue increased 2.7% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets		Developed Markets		Mondelēz International
Six Months Ended June 30, 2025
Reported (GAAP)	$7,361		$10,936		$18,297
Acquisitions	(201)		—		(201)
Currency-related items	310		(36)		274
Organic (Non-GAAP)	$7,470		$10,900		$18,370
Six Months Ended June 30, 2024
Reported (GAAP)	$6,993		$10,640		$17,633
Short-term distributor agreements	(3)		(22)		(25)
Organic (Non-GAAP)	$6,990		$10,618		$17,608
% Change
Reported (GAAP)	5.3%		2.8%		3.8%
Short-term distributor agreements	—	pp	0.2	pp	0.1	pp
Acquisitions	(2.8)		—		(1.2)
Currency-related items	4.4		(0.3)		1.6
Organic (Non-GAAP)	6.9%		2.7%		4.3%
Vol/Mix	(2.3)pp		(2.6)pp		(2.5)pp
Pricing	9.2		5.3		6.8
(1)Refer to the Non-GAAP Financial Measures section above for additional information.

Net revenue increase of 3.8% was driven by our underlying Organic Net Revenue growth of 4.3% and the impact of an acquisition, partially offset by unfavorable currency-related items and lapping prior-year net revenue from a short-term distributor agreement related to the sale of our developed market gum business. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was due to the benefit of carryover pricing from 2024 as well as the effects of input cost-driven pricing actions taken during the first six months of 2025. Higher net pricing was reflected in all regions except North America. Unfavorable volume/mix was experienced across all regions, driven by volume declines reflecting pricing elasticity impacts in Europe and Latin America as well as U.S. retailer inventory destocking and soft consumption in North America. The November 1, 2024 acquisition of Evirth added incremental net revenues of $201 million for the first six months of 2025. Refer to Note 2, Acquisitions and Divestitures, for additional information. Currency-related items decreased net revenues by $274 million, driven by unfavorable currency translation rate changes, partially offset by the impact of extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to most currencies, primarily the Mexican peso, Brazilian real, Argentinean peso, Indian rupee, Turkish lira, Australian dollar, Egyptian pound and Canadian dollar, partially offset by the strength of a few currencies relative to the U.S. dollar, including British pound sterling, Russian ruble and euro. The lapping of the prior-year short-term distributor agreement related to the sale of our developed market gum business, which ended in the first quarter of 2024, resulted in a year-over-year incremental reduction in net revenue of $25 million.

Operating Income – Operating income decreased $1,729 million (48.3%) to $1,852 million in the first six months of 2025. Adjusted Operating Income (1) decreased $544 million (17.0%) to $2,658 million and Adjusted Operating Income on a constant currency basis (1) decreased $547 million (17.1%) to $2,655 million due to the following:

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Operating Income	$1,852	$3,581	$(1,729)	(48.3)%
Simplify to Grow Program	(6)	68	(74)
Mark-to-market losses/(gains) from derivatives	762	(553)	1,315
Acquisition-related items	(29)	79	(108)
Divestiture-related items	(7)	4	(11)
Operating income from short-term distributor agreements	—	(2)	2
Incremental costs due to war in Ukraine	1	2	(1)
European Commission legal matter	—	(3)	3
ERP System Implementation costs	70	9	61
Remeasurement of net monetary position	15	17	(2)
Adjusted Operating Income (1)	$2,658	$3,202	$(544)	(17.0)%
Currency-related items	(3)	—	(3)
Adjusted Operating Income (constant currency) (1)	$2,655	$3,202	$(547)	(17.1)%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$1,200
Higher input costs	(1,709)
Unfavorable volume/mix	(344)
Lower selling, general and administrative expenses	273
Impact from acquisition	23
Lower amortization of intangible assets	2
Lower asset impairment charges	8
Total change in Adjusted Operating Income (constant currency) (1)	$(547)

(1)Refer to the Non-GAAP Financial Measures section above for additional information.

During the first six months of 2025, we realized higher net pricing, which was more than offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2024 as well as the effects of input cost-driven pricing actions taken during the first six months of 2025, was reflected across all regions except North America. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were primarily due to higher cocoa, packaging, dairy, energy, edible oils, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar and grains costs. Overall, unfavorable volume/mix was experienced across all regions, reflecting pricing elasticity impacts as well as biscuit & baked snacks category softness in North America.

Total selling, general and administrative expenses decreased $393 million from the first six months of 2024, which was net of benefits from a number of factors noted in the table above, including in part, a favorable year-over-year change in acquisition-related items, a favorable currency-related impact to expenses, lapping prior-year implementation costs for the completed Simplify to Grow Program and lapping prior-year divestiture-related items, partially offset by costs incurred for the ERP System Implementation program and the impact from acquisitions. Excluding these factors, selling, general and administrative expenses decreased $273 million from the first six months of 2024. The decrease was driven primarily by lower advertising and consumer promotion costs and lower overhead costs.

Currency-related items increased operating income by $3 million, as unfavorable currency translation changes were more than offset by the impact of extreme pricing in Argentina. Unfavorable currency translation changes were primarily due to the strength of the U.S. dollar relative to several currencies, including the Mexican peso, Brazilian real, Australian dollar, Egyptian pound, Indian rupee, Nigerian naira, Swiss franc, Canadian dollar and Chinese yuan, partially offset by the strength of several currencies relative to the U.S. dollar, including the Russian ruble, British pound sterling and euro.

Operating income margin decreased from 20.3% in the first six months of 2024 to 10.1% in the first six months of 2025. The decrease in operating income margin was driven primarily by an unfavorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, lower Adjusted Operating Income margin and costs incurred for the ERP System Implementation program, partially offset by favorable year-over-year change in acquisition-related items and lapping prior-year costs for the completed Simplify to Grow Program. Adjusted Operating Income margin decreased from 18.2% for the first six months of 2024 to 14.5% for the first six months of 2025. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing, lower advertising and consumer promotion costs, lower manufacturing costs driven by productivity and lower overhead costs.

Income Taxes – Our effective tax rate for the six months ended June 30, 2025, was 27.4% as compared to 26.2% for the six months ended June 30, 2024. The increase in our year-to-date effective tax rate was driven by our jurisdictional mix of earnings (including the impact of mark-to-market gains and losses on commodity and foreign currency derivatives) and the relative impact of permanent items on lower pre-tax earnings on a year-over-year basis. Those items were partially offset by additional releases of liabilities for uncertain tax positions due to audit developments in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,043 million decreased by $970 million (48.2%) in the first six months of 2025. Diluted EPS attributable to Mondelēz International was $0.80 in the first six months of 2025, down $0.69 (46.3%) from the first six months of 2024. Adjusted EPS (1) was $1.47 in the first six months of 2025, down $0.29 (16.5%) from the first six months of 2024. Adjusted EPS on a constant currency basis (1) was $1.47 in the first six months of 2025, down $0.29 (16.5%) from the first six months of 2024.

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.80	$1.49	$(0.69)	(46.3)%
Simplify to Grow Program	—	0.04	(0.04)
Mark-to-market losses/(gains) from derivatives	0.47	(0.32)	0.79
Acquisition-related items	(0.01)	0.05	(0.06)
Divestiture-related items	—	(0.02)	0.02
ERP System Implementation costs	0.04	—	0.04
Remeasurement of net monetary position	0.01	0.01	—
Impact from pension participation changes	0.16	—	0.16
Initial impacts from enacted tax law changes	—	0.02	(0.02)
Loss on equity method investment transactions	—	0.49	(0.49)
Adjusted EPS (1)	$1.47	$1.76	$(0.29)	(16.5)%
Currency-related items	—	—	—
Adjusted EPS (constant currency) (1)	$1.47	$1.76	$(0.29)	(16.5)%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Decrease in operations	$(0.30)
Impact from acquisitions	0.01
Change in benefit plan non-service income	(0.01)
Change in interest and other expense, net	(0.05)
Change in equity method investment net earnings	(0.01)
Change in income taxes	0.02
Change in shares outstanding	0.05
Total change in Adjusted EPS (constant currency) (1)	$(0.29)
(1)Refer to the Non-GAAP Financial Measures section above for additional information. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the six months ended June 30, 2025, taxes for the: mark-to-market losses from derivatives were $(152) million, acquisition-related items were $14 million, ERP System Implementation program were $(18) million, remeasurement of net monetary position were zero, impact from pension participation changes were $(73) million.
•For the six months ended June 30, 2024, taxes for the: Simplify to Grow Program were $(17) million, mark-to-market gains from derivatives were $116 million, acquisition-related items were $(17) million, operating results from divestitures were zero, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $23 million, loss on equity method investment transactions were zero.

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

Our reconciliation of segment net revenues and earnings to consolidated financial statement totals were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net revenues:
Latin America	$1,194	$1,232	$2,397	$2,551
AMEA	1,821	1,587	3,837	3,537
Europe	3,412	2,874	6,962	6,242
North America	2,557	2,650	5,101	5,303
Net revenues	$8,984	$8,343	$18,297	$17,633
Segment operating income:
Latin America	$133	$144	$272	$301
AMEA	271	290	614	701
Europe	514	550	976	1,141
North America	454	545	939	1,094
Mark-to-market (losses)/gains from derivatives	(93)	(571)	(762)	553
General corporate expenses	(69)	(67)	(112)	(134)
Amortization of intangible assets	(38)	(37)	(75)	(75)
Operating income	$1,172	$854	1,852	3,581

Latin America

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$1,194	$1,232	$(38)	(3.1)%
Segment operating income	133	144	(11)	(7.6)%

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$2,397	$2,551	$(154)	(6.0)%
Segment operating income	272	301	(29)	(9.6)%

Three Months Ended June 30:

Net revenues decreased $38 million (3.1%), due to an unfavorable impact of currency-related items (8.5 pp) and unfavorable volume/mix (2.2 pp), partially offset by higher net pricing (7.6 pp). Currency-related items were unfavorable due to currency translation rate changes, partially offset by the impact of extreme pricing in Argentina. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to most currencies in the region, including the Mexican peso, Argentinean peso and Brazilian real. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts, primarily in Mexico and Argentina. Overall, unfavorable volume/mix was driven by declines in refreshment beverages, candy and biscuits & baked snacks, partially offset by gains in chocolate, gum, and cheese & grocery. Higher net pricing, net of extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Brazil, Argentina and Mexico.

Segment operating income decreased $11 million (7.6%), primarily due to higher raw material costs, costs incurred for the ERP System Implementation program, higher other selling, general and administrative expenses, unfavorable currency-related items and unfavorable volume/mix. These unfavorable items were partially offset by higher pricing, lower manufacturing costs driven by productivity, lower advertising and consumer promotion costs and lower acquisition integration costs.

Six Months Ended June 30:

Net revenues decreased $154 million (6.0%), due to an unfavorable impact of currency-related items (10.6 pp) and unfavorable volume/mix (2.4 pp), partially offset by higher net pricing (7.0 pp). Currency-related items were unfavorable due to currency translation rate changes, partially offset by the impact of extreme pricing in Argentina. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to most currencies in the region, including the Mexican peso, Brazilian real and Argentinean peso. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts, primarily in Mexico, Brazil and Argentina. Overall, unfavorable volume/mix was driven by declines in refreshment beverages, candy, biscuits & baked snacks and cheese & grocery, partially offset by gains in chocolate and gum. Higher net pricing, net of extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Brazil, Argentina and Mexico.

Segment operating income decreased $29 million (9.6%), primarily due to higher raw material costs, unfavorable volume/mix, costs incurred for the ERP System Implementation program, higher other selling, general and administrative expenses and unfavorable currency-related items. These unfavorable items were partially offset by higher pricing, lower manufacturing costs driven by productivity, lower advertising and consumer promotion costs, lower acquisition integration costs, lower losses on remeasurement of net monetary position in highly inflationary countries and lapping prior-year costs for the completed Simplify to Grow program.

AMEA

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$1,821	$1,587	$234	14.7%
Segment operating income	271	290	(19)	(6.6)%

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$3,837	$3,537	$300	8.5%
Segment operating income	614	701	(87)	(12.4)%

Three Months Ended June 30:

Net revenues increased $234 million (14.7%), due to the higher net pricing (7.9 pp), impact of an acquisition (6.4 pp) and favorable volume/mix (0.7 pp), partially offset by unfavorable currency translation rate changes (0.3 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. The November 1, 2024 acquisition of Evirth added incremental net revenues of $102 million (constant currency basis) in the second quarter of 2025. Favorable volume/mix reflected volume gains partially offset by unfavorable product mix. Overall, favorable volume/mix was driven by gains in biscuits & baked snacks, gum, cheese & grocery and candy, partially offset by declines in refreshment beverages and chocolate. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, Australian dollar, Nigerian naira and Egyptian pound.

Segment operating income decreased $19 million (6.6%), primarily due to higher raw material costs, unfavorable volume/mix and higher acquisition integration costs and contingent consideration adjustments. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs driven by productivity, lower other selling, general and administrative expenses, lower advertising and consumer promotion costs and the impact from our Evirth acquisition.

Six Months Ended June 30:

Net revenues increased $300 million (8.5%), due to higher net pricing (6.2 pp) and the impact of an acquisition (5.7 pp), partially offset by unfavorable currency translation rate changes (2.0 pp) and unfavorable volume/mix (1.4 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories except cheese & grocery. The November 1, 2024 acquisition of Evirth added incremental net revenues of $201 million (constant currency basis) in the first six months of 2025. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, Australian dollar, Egyptian pound, Nigerian naira and Chinese yuan. Unfavorable volume/mix reflected pricing elasticity impacts, driven by declines in chocolate, refreshment beverages and cheese & grocery, partially offset by gains in gum, biscuits & baked snacks and candy.

Segment operating income decreased $87 million (12.4%), primarily due to higher raw material costs, unfavorable volume/mix, higher acquisition integration costs and contingent consideration adjustments and unfavorable currency translation rate changes. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs driven by productivity, lower advertising and consumer promotion costs and the impact from our Evirth acquisition.

Europe

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$3,412	$2,874	$538	18.7%
Segment operating income	514	550	(36)	(6.5)%

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$6,962	$6,242	$720	11.5%
Segment operating income	976	1,141	(165)	(14.5)%

Three Months Ended June 30:

Net revenues increased $538 million (18.7%), due to higher net pricing (13.8 pp) and favorable currency translation rate changes (6.2 pp), partially offset by unfavorable volume/mix (1.3 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories except candy. Favorable currency translation rate changes reflected the strength of most currencies across the region relative to the U.S. dollar, primarily the euro, British pound sterling, Russian ruble, Polish zloty and Swedish krona. Unfavorable volume/mix reflected pricing elasticity impacts. Overall, unfavorable volume/mix was driven by declines in chocolate, candy and refreshment beverages, partially offset by gains in biscuits & baked snacks, cheese & grocery and gum.

Segment operating income decreased $36 million (6.5%), primarily due to higher raw material costs and unfavorable volume/mix. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs driven by productivity, favorable currency translation rate changes, lower advertising and consumer promotion costs, lower other selling, general and administrative expenses and lapping prior-year costs for the completed Simplify to Grow Program.

Six Months Ended June 30:

Net revenues increased $720 million (11.5%), due to higher net pricing (13.6 pp) and favorable currency translation rate changes (1.4 pp), partially offset by unfavorable volume/mix (3.0 pp) and lapping the prior-year net revenue from a short-term distributor agreement (0.5 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable currency translation rate changes reflected the strength of most currencies across the region relative to the U.S. dollar, primarily the British pound sterling, Russian ruble, euro and Polish zloty. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts. Overall, unfavorable volume/mix was driven by declines in chocolate, candy, refreshment beverages and gum, partially offset by gains in biscuits & baked snacks and cheese & grocery. The lapping of the prior-year short-term distributor agreement related to the sale of our developed market gum business, which ended in the first quarter of 2024, resulted in a year-over-year incremental reduction in net revenue of $25 million.

Segment operating income decreased $165 million (14.5%), primarily due to higher raw material costs, unfavorable volume/mix and costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by higher net pricing, lower advertising and consumer promotion costs, lower manufacturing costs driven by productivity, lapping prior-year costs for the completed Simplify to Grow program, favorable currency translation rate changes, lower other selling, general and administrative expenses, lower divestiture-related costs and lower asset impairment charges.

North America

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$2,557	$2,650	$(93)	(3.5)%
Segment operating income	454	545	(91)	(16.7)%

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$5,101	$5,303	$(202)	(3.8)%
Segment operating income	939	1,094	(155)	(14.2)%

Three Months Ended June 30:

Net revenues decreased $93 million (3.5%), due to unfavorable volume/mix (2.4 pp), lower net pricing (1.0 pp) and unfavorable currency translation rate changes (0.1 pp). Unfavorable volume/mix was driven by declines in biscuits & baked snacks, primarily due to U.S. retailer inventory destocking and soft consumption, and candy, slightly offset by a gain in chocolate. Lower net pricing in biscuits & baked snacks and candy was partially offset by higher net pricing in chocolate. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income decreased $91 million (16.7%), primarily due to higher raw material costs, unfavorable volume/mix, lower net pricing and costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by a favorable contingent consideration adjustment related to Clif Bar as well as lower acquisition integration costs, lower advertising and consumer promotion costs, lower manufacturing costs due to productivity and lapping prior-year costs for the completed Simplify to Grow program.

Six Months Ended June 30:

Net revenues decreased $202 million (3.8%), due to unfavorable volume/mix (2.8 pp), lower net pricing (0.7 pp) and unfavorable currency translation rate changes (0.3 pp). Unfavorable volume/mix was driven by declines in biscuits & baked snacks, primarily due to U.S. retailer inventory destocking and soft consumption, and candy, slightly offset by a gain in chocolate. Lower net pricing in biscuits & baked snacks was partially offset by higher net pricing in chocolate and candy. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income decreased $155 million (14.2%), primarily due to higher raw material costs, unfavorable volume/mix, lower net pricing and costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by a favorable contingent consideration adjustment related to Clif Bar as well as lower acquisition integration costs, lower advertising and consumer promotion costs, lower manufacturing costs due to productivity and lapping prior-year costs for the completed Simplify to Grow program.

Liquidity and Capital Resources

We believe that cash from operations, our revolving credit facilities, short-term borrowings and long-term debt financing will continue to provide sufficient liquidity for our working capital needs, planned capital expenditures and future payments of our contractual, tax and benefit plan obligations and payments for acquisitions, share repurchases and quarterly dividends. We expect to continue to utilize our commercial paper program and international credit lines as needed. We continually evaluate long-term debt issuances to meet our short- and longer-term funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect negative effects to our funding sources that would have a material effect on our liquidity, and we continue to monitor our global operations including the impact of developments in Ukraine and the Middle East. To date, we have been successful in generating cash and raising financing as needed. However, if a serious economic or credit market crisis ensues or other adverse developments arise, it could have a material adverse effect on our liquidity, results of operations and financial condition.

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, tax liabilities, benefit plan obligations and lease expenses) as well as periodic expenditures for acquisitions, shareholder returns (such as dividend payments and share repurchases), property, plant and equipment and any significant non-operating items.

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 7, Debt and Borrowing Arrangements), our U.S. tax reform transition tax liability and deferred taxes (refer to Note 16, Income Taxes, in our Annual Report on Form 10-K for the year ended December 31, 2024), our long-term benefit plan obligations (refer to Note 9, Benefit Plans, in Item 1 herein and Note 11, Benefit Plans, in our Annual report on Form 10-K for the year ended December 31, 2024) and commodity-related purchase commitments and derivative contracts (refer to Note 8, Financial Instruments).

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash provided by/(used in):
Operating activities	$1,400	$2,146
Investing activities	(591)	(847)
Financing activities	(862)	(1,604)

Net Cash Provided by Operating Activities
The reduction in net cash provided by operating activities was primarily due to lower cash-basis net earnings, combined with higher year-over-year working capital movements.

Net Cash Used in Investing Activities
The reduction in net cash used in investing activities was largely driven by lapping prior year investment contributions and lower capital expenditures. We continue to make capital expenditures primarily to modernize manufacturing facilities, implement new product manufacturing and support productivity initiatives. We expect 2025 capital expenditures to be up to $1.3 billion, including capital expenditures in connection with funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The reduction in cash used in financing activities was primarily due to higher debt proceeds, partially offset by higher debt repayments, higher share repurchases and higher dividends paid in the first six months of 2025 compared to the same prior year period.

Dividends
We paid dividends of $1,233 million in the first six months of 2025 and $1,151 million in the first six months of 2024. The second quarter 2025 dividend of $0.470 per share, declared on May 21, 2025 for shareholders of record as of June 30, 2025, was paid on July 14, 2025. On July 29, 2025, the Audit Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.50 per share of Class A Common Stock, an increase of 6 percent. This dividend is payable on October 14, 2025, to shareholders of record as of September 30, 2025. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Guarantees
As discussed in Note 10, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of June 30, 2025 and December 31, 2024, we had no material third-party guarantees recorded on our condensed consolidated balance sheets. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet our short-term working capital or other financing needs.

At our December 2024 meeting, the Board of Directors approved a new $4 billion long-term financing authorization that replaced the prior long-term financing authorization of $2 billion. As of June 30, 2025, $2.4 billion of the long-term financing authorization remained available.

Our total debt was $20.9 billion as of June 30, 2025 and $17.7 billion as of December 31, 2024. Our debt-to-capitalization ratio was 0.44 at June 30, 2025 and 0.40 at December 31, 2024. At June 30, 2025, the weighted-average term of our outstanding long-term debt was 7.5 years. Our average daily commercial paper borrowings outstanding were $2.0 billion in the first six months of 2025 and $0.9 billion in the first six months of 2024.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 74.3% (or $13.6 billion) of the $18.3 billion of consolidated net revenue for the six months ended June 30, 2025. The operations held by MIHN represented approximately 93.9% (or $24.6 billion) of the $26.2 billion of consolidated net assets as of June 30, 2025.

Refer to Note 7, Debt and Borrowing Arrangements, for additional information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first six months of 2025, the primary drivers of the increase in our aggregate commodity costs were higher cocoa, packaging, dairy, energy, edible oils, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar and grains costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

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

During the first six months of 2025, price volatility and the higher aggregate cost environment increased due to international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, we expect to face elevated cocoa costs in the near- and medium-term due to these factors. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant adverse impact on our profitability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2025. There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2025 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2025	588,992	$64.70	580,090	$7,507
May 1-31, 2025	1,134,281	64.33	1,132,954	7,434
June 1-30, 2025	945	67.22	—	7,434
For the Quarter Ended June 30, 2025	1,724,218	$64.46	1,713,044

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 8,902 shares, 1,327 shares and 945 shares for the fiscal months of April, May and June 2025, respectively.
(2)Dollar values stated in millions. Effective January 1, 2025, our Board of Directors authorized a program for the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027, excluding excise tax. During the six months ended June 30, 2025, we repurchased $1.6 billion, and as of June 30, 2025, we had approximately $7.4 billion share repurchase authorization remaining. See related information in Note 11, Stock Plans.
(3)Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.

Item 5. Other Information.

(c) Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, no such plans or other arrangements were adopted or terminated.

Item 6. Exhibits.

Exhibit Number	Description
4.1
The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

10.1	Mondelēz International, Inc. Global Employee Stock Purchase Matching Plan.+
10.2	Mondelēz International, Inc. Severance Plan for Key Employees.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

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

July 29, 2025

