Form 10-Q
period 2025-09-30
Mondelez International, Inc.
filed 2025-10-28
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

At October 24, 2025, there were 1,290,358,492 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$9,744	$9,204	$28,041	$26,837
Cost of sales	(7,132)	(6,205)	(20,062)	(16,291)
Gross profit	2,612	2,999	7,979	10,546
Selling, general and administrative expenses	(1,795)	(1,630)	(5,231)	(5,459)
Asset impairments and exit costs	(41)	(176)	(45)	(238)
Amortization of intangible assets	(32)	(40)	(107)	(115)
Operating income	744	1,153	2,596	4,734
Benefit plan non-service (expense)/income	(27)	25	(273)	76
Interest and other expense, net	(22)	(46)	(228)	(146)
Earnings before income taxes	695	1,132	2,095	4,664
Income tax provision	(137)	(326)	(521)	(1,253)
Gain/(loss) on equity method investment transactions	169	(4)	169	(669)
Equity method investment net earnings	19	54	54	133
Net earnings	746	856	1,797	2,875
less: Noncontrolling interest earnings	(3)	(3)	(11)	(9)
Net earnings attributable to Mondelēz International	$743	$853	$1,786	$2,866
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.57	$0.64	$1.38	$2.13
Diluted earnings per share attributable to Mondelēz International	$0.57	$0.63	$1.37	$2.12

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings	$746	$856	$1,797	$2,875
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(80)	—	812	(611)
Pension and other benefit plans	169	(52)	228	(6)
Derivative cash flow hedges	7	(2)	(10)	(14)
Total other comprehensive earnings/(losses)	96	(54)	1,030	(631)
Comprehensive earnings/(losses)	842	802	2,827	2,244
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(2)	(13)	(34)	(11)
Comprehensive earnings/(losses) attributable to Mondelēz International	$840	$789	$2,793	$2,233

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,367	$1,351
Trade receivables, less allowance ($39 and $37, respectively)	4,189	3,874
Other receivables, less allowance ($37 and $37, respectively)	1,049	937
Inventories, net	5,098	3,827
Other current assets	1,444	3,253
Total current assets	13,147	13,242
Property, plant and equipment, net	10,333	9,481
Operating lease right-of-use assets	750	767
Goodwill	24,250	23,017
Intangible assets, net	19,611	18,848
Prepaid pension assets	1,132	987
Deferred income taxes	437	333
Equity method investments	669	635
Other assets	1,029	1,187
TOTAL ASSETS	$71,358	$68,497
LIABILITIES
Short-term borrowings	$2,645	$71
Current portion of long-term debt	1,543	2,014
Accounts payable	10,022	9,433
Accrued marketing	2,650	2,558
Accrued employment costs	956	928
Other current liabilities	3,696	4,545
Total current liabilities	21,512	19,549
Long-term debt	17,134	15,664
Long-term operating lease liabilities	611	623
Deferred income taxes	3,451	3,425
Accrued pension costs	356	391
Accrued postretirement health care costs	95	98
Other liabilities	1,970	1,789
TOTAL LIABILITIES	45,129	41,539
Commitments and Contingencies (Note 10)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,299	32,276
Retained earnings	36,390	36,476
Accumulated other comprehensive losses	(11,464)	(12,471)
Treasury stock, at cost (706,248,149 and 678,708,640 shares, respectively)	(31,048)	(29,349)
Total Mondelēz International Shareholders’ Equity	26,177	26,932
Noncontrolling interest	52	26
TOTAL EQUITY	26,229	26,958
TOTAL LIABILITIES AND EQUITY	$71,358	$68,497
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended September 30, 2025
Balances at July 1, 2025	$—	$32,280	$36,293	$(11,561)	$(30,819)	$54	$26,247
Comprehensive earnings/(losses):
Net earnings	—	—	743	—	—	3	746
Other comprehensive earnings/(losses), net of income taxes	—	—	—	97	—	(1)	96
Exercise of stock options and issuance of other stock awards	—	19	—	—	13	—	32
Common Stock repurchased	—	—	—	—	(242)	—	(242)
Cash dividends declared ($0.500 per share)	—	—	(646)	—	—	—	(646)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(4)	(4)
Balances at September 30, 2025	$—	$32,299	$36,390	$(11,464)	$(31,048)	$52	$26,229
Nine Months Ended September 30, 2025
Balances at January 1, 2025	$—	$32,276	$36,476	$(12,471)	$(29,349)	$26	$26,958
Comprehensive earnings/(losses):
Net earnings	—	—	1,786	—	—	11	1,797
Other comprehensive earnings/(losses), net of income taxes	—	—	—	1,007	—	23	1,030
Exercise of stock options and issuance of other stock awards	—	23	(4)	—	123	—	142
Common Stock repurchased	—	—	—	—	(1,822)	—	(1,822)
Cash dividends declared ($1.440 per share)	—	—	(1,868)	—	—	—	(1,868)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(8)	(8)
Balances at September 30, 2025	$—	$32,299	$36,390	$(11,464)	$(31,048)	$52	$26,229
Three Months Ended September 30, 2024
Balances at July 1, 2024	$—	$32,200	$35,108	$(11,515)	$(28,104)	$29	$27,718
Comprehensive earnings/(losses):
Net earnings	—	—	853	—	—	3	856
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(64)	—	10	(54)
Exercise of stock options and issuance of other stock awards	—	44	2	—	69	—	115
Common Stock repurchased	—	—	—	—	(107)	—	(107)
Cash dividends declared ($0.470 per share)	—	—	(632)	—	—	—	(632)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(5)	(5)
Balances at September 30, 2024	$—	$32,244	$35,331	$(11,579)	$(28,142)	$37	$27,891
Nine Months Ended September 30, 2024
Balances at January 1, 2024	$—	$32,216	$34,236	$(10,946)	$(27,174)	$34	$28,366
Comprehensive earnings/(losses):
Net earnings	—	—	2,866	—	—	9	2,875
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(633)	—	2	(631)
Exercise of stock options and issuance of other stock awards	—	28	5	—	206	—	239
Common Stock repurchased	—	—	—	—	(1,174)	—	(1,174)
Cash dividends declared ($1.320 per share)	—	—	(1,776)	—	—	—	(1,776)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(8)	(8)
Balances at September 30, 2024	$—	$32,244	$35,331	$(11,579)	$(28,142)	$37	$27,891

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$1,797	$2,875
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,006	971
Stock-based compensation expense	84	112
Deferred income tax (benefit)/provision	(158)	167
Asset impairments and accelerated depreciation	55	210
Loss on equity method investment transactions	—	669
Equity method investment net earnings	(54)	(140)
Distributions from equity method investments	45	115
Unrealized loss on derivative contracts	1,161	104
Contingent consideration adjustments	(26)	(311)
Other non-cash items, net	109	93
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(92)	(270)
Inventories, net	(967)	(710)
Accounts payable	(159)	951
Other current assets	(30)	(287)
Other current liabilities	(903)	(992)
Change in pension and postretirement assets and liabilities, net	249	(106)
Net cash provided by operating activities	2,117	3,451
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(881)	(982)
Acquisitions, net of cash received	(15)	—
Proceeds from divestitures	4	4
Proceeds from derivative settlements	54	191
Payments for derivative settlements	(165)	(150)
Proceeds from/(contributions to) investments	65	(249)
Proceeds from sales of property, plant and equipment and other	8	16
Net cash used in investing activities	(930)	(1,170)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	2,569	1,065
Long-term debt proceeds	1,594	1,671
Long-term debt repayments	(1,782)	(2,517)
Repurchases of Common Stock	(1,893)	(1,187)
Dividends paid	(1,842)	(1,722)
Other	8	132
Net cash used in financing activities	(1,346)	(2,558)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	225	(34)
Cash, cash equivalents and restricted cash:
Increase/(decrease)	66	(311)
Balance at beginning of period	1,400	1,884
Balance at end of period	$1,466	$1,573
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

Highly Inflationary Accounting
Within our consolidated entities, Argentina, Türkiye, Egypt and Nigeria are accounted for as highly inflationary countries. Argentina, Türkiye, Egypt and Nigeria represent 1.1%, 0.6%, 0.5% and 0.3%, respectively, of our consolidated net revenues for the three months ended September 30, 2025 and 1.4%, 0.7%, 0.5% and 0.3% of our consolidated net revenues for the nine months ended September 30, 2025. The aggregate losses from remeasurements of monetary assets and liabilities into our reporting currency for the highly inflationary countries were $9 million and $9 million for the three months ended September 30, 2025 and 2024, respectively, and $24 million and $26 million for the nine months ended September 30, 2025 and 2024, respectively. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $99 million as of September 30, 2025 and $49 million as of December 31, 2024. Total cash, cash equivalents and restricted cash was $1,466 million as of September 30, 2025 and $1,400 million as of December 31, 2024.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2025	$(37)	$(37)	$(16)
Net (provision)/recovery for expected credit losses	(1)	4	—
Write-offs charged against the allowance	2	1	—
Currency and other	(3)	(5)	(3)
Balance at September 30, 2025	$(39)	$(37)	$(19)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $857 million as of September 30, 2025 and $159 million as of December 31, 2024. The incremental cost of factoring receivables under this arrangement was not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $119 million in operating lease and $139 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2025 and $244 million in operating lease and $90 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2024.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Amounts due to our suppliers that elected to participate in the SCF program are included in Accounts payable in our consolidated balance sheets. Our outstanding obligations confirmed as valid under our SCF program are $3.6 billion and $3.7 billion as of September 30, 2025 and December 31, 2024, respectively.

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

In July 2025, the FASB issued an ASU which introduces a practical expedient that allows entities to measure expected credit losses on current accounts receivable and current contract assets by assuming that the conditions existing at the balance sheet date remain unchanged over the remaining life of those assets, The amendment is intended to simplify the application of the current expected credit loss model by reducing the need to develop forward-looking forecasts for short-term trade receivables. The amendments are effective for annual periods beginning after December 15, 2025, including interim periods, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued an ASU that refines the scope of derivative accounting by introducing a new exception for contracts whose underlyings are based on the operations or activities of one of the parties among other updates. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods, with early adoption permitted. The guidance may be applied either on a prospective or modified retrospective basis. We are currently assessing the impact on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued an ASU that improves the accounting for internal-use software by replacing the previous capitalization guidance, which focused on a project's stage of development, with a principles-based "probable-to-complete" recognition threshold. The amendments are effective for annual periods after December 15, 2027, including interim periods, with early adoption permitted. The guidance may be applied on a prospective or retrospective basis. We are currently assessing the impact on our consolidated financial statements and related disclosures.

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

The purchase price was primarily allocated to definite-lived intangible assets and goodwill. Within definite-lived intangible assets, we allocated $117 million to customer relationships which have an estimated useful life of 17 years. The fair value of customer relationships at the acquisition date was determined using the multi-period excess earnings method, which is an income approach. Those fair value measurements are classified as Level 3 in the fair value hierarchy because they use significant unobservable inputs. Significant assumptions used in assessing the fair values of the intangible assets include discounted cash flows, customer attrition rates and discount rates.

Goodwill of $125 million was determined as the excess of the purchase price over the fair value of the net assets acquired and arose principally as a result of expansion opportunities and synergies across China. None of the goodwill recognized will be deductible for income tax purposes. All of the goodwill was assigned to the AMEA operating segment. For further detail, refer to Note 5, Goodwill and Intangible Assets.

Acquisition and Divestiture-Related Costs
We incurred net costs of $18 million and recorded a net gain $11 million in the three and nine months ended September 30, 2025 and recorded net gains of $326 million and $247 million in the three and nine months ended September 30, 2024 in total acquisition-related costs, including contingent consideration adjustments.

We recorded a net gain of zero and $7 million in the three and nine months ended September 30, 2025 and recorded a net gain of $2 million and incurred net costs of $2 million in the three and nine months ended September 30, 2024 in total divestiture-related costs.

Note 3. Inventories

Inventories consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	(in millions)
Raw materials	$1,211	$1,058
Finished product	4,069	2,940
	5,280	3,998
Inventory reserves	(182)	(171)
Inventories, net	$5,098	$3,827
Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	(in millions)
Land and land improvements	$399	$373
Buildings and building improvements	3,792	3,453
Machinery and equipment	14,299	12,732
Construction in progress	1,047	1,058
	19,537	17,616
Accumulated depreciation	(9,204)	(8,135)
Property, plant and equipment, net	$10,333	$9,481

For the nine months ended September 30, 2025, capital expenditures of $881 million excluded $408 million of accrued capital expenditures remaining unpaid at September 30, 2025 and included payment for the $458 million of capital expenditures that were accrued and unpaid at December 31, 2024. For the nine months ended September 30, 2024, capital expenditures of $982 million excluded $387 million of accrued capital expenditures remaining unpaid at September 30, 2024 and included payment for the $471 million of capital expenditures that were accrued and unpaid at December 31, 2023.

Note 5. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
	(in millions)
Balance at December 31, 2024	$1,316	$3,040	$7,842	$10,819	$23,017
Currency	175	59	1,000	21	1,255
Other	—	3	—	(25)	(22)
Balance at September 30, 2025	$1,491	$3,102	$8,842	$10,815	$24,250

Intangible Assets
Intangible assets consisted of the following:

	As of September 30, 2025			As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Indefinite-life intangible assets	$18,601	$—	$18,601	$17,770	$—	$17,770
Definite-life intangible assets	3,465	(2,455)	1,010	3,306	(2,228)	1,078
Total	$22,066	$(2,455)	$19,611	$21,076	$(2,228)	$18,848

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of customer-related intangibles, process technology and trademarks.

Amortization expense for intangible assets was $32 million and $40 million for the three months ended September 30, 2025 and 2024, respectively, and $107 million and $115 million for the nine months ended September 30, 2025 and 2024, respectively.

Impairment Assessments
We test our reporting units and indefinite-life intangible assets for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount.

There were no impairments of goodwill during the three and nine months ended September 30, 2025 and 2024.

In the third quarters of 2025 and 2024, we recognized impairment charges of $33 million and $153 million, respectively, to reduce the carrying amounts of certain of our brands to their estimated fair values. Those charges are reported within Asset impairments and exit costs in the condensed consolidated statements of earnings. The 2025 impairments related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy brand in the Latin America segment. The 2024 impairments related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy and one biscuit brand in the Latin America segment. The impairments were driven by lower expectations of future business performance to reflect current or expected market conditions in select markets as well as changes in management strategy.

The fair values of our brand intangibles were determined using several valuation methods, including the relief from royalty method, the excess earnings method and the excess margin method. Inputs to those valuation methods include our most recent forecasts of revenue and earnings, as well as estimates of royalty rates and discount rates. Fair value measurements of brand intangible assets are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.

Including the four brand intangibles for which we recognized impairments in the current period, we identified five brand intangibles for which fair value exceeded book value by less than 10%. The aggregate book value of those five brand intangibles was $1.5 billion as of September 30, 2025. We are closely monitoring the performance of those brands and if there are adverse changes to the related sales and earnings forecasts in the future, whether caused by business-specific or broader macroeconomic factors, one or more of those indefinite-life intangible assets could become impaired.

Note 6. Equity Method Investments

Our current equity method investments primarily relate to our ownership interests in Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. As of September 30, 2025, we owned 50.0% and 49.0%, respectively, of these companies' outstanding shares. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions.

Our investments accounted for under the equity method totaled $669 million as of September 30, 2025 and $635 million as of December 31, 2024. We recorded equity earnings of $19 million and received cash dividends of $1 million in the three months ended September 30, 2025 and recorded equity earnings of $54 million and received cash dividends of $33 million in the three months ended September 30, 2024. We recorded equity earnings of $54 million and received cash dividends of $45 million in the nine months ended September 30, 2025 and recorded equity earnings of $133 million and received cash dividends of $115 million in the nine months ended September 30, 2024. The activity during 2024 included our prior investment in JDE Peet’s N.V. (“JDEP”). During the fourth quarter of 2024, we sold our remaining 85.9 million shares in JDEP to JAB Holding Company ("JAB") and fully exited the investment.

On August 24, 2025, Keurig Dr Pepper Inc. (“KDP”) and JDEP entered into a definitive agreement under which KDP will acquire JDEP. As a result of that definitive agreement, we became entitled to a cash payment of €145 million ($169 million) from JAB that we received in the third quarter of 2025. The related gain is reported within Gain/(loss) on equity method investment transactions in the condensed consolidated statements of earnings.

During the three months ended March 31, 2024, we recorded an impairment charge of €612 million ($665 million) related to our JDEP investment. This charge was included within Gain/(loss) on equity method investment transactions in the condensed consolidated statements of earnings.

Note 7. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2025		As of December 31, 2024
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$2,592	4.4%	$—	—%
Bank loans	53	11.0%	71	12.1%
Total short-term borrowings	$2,645		$71

Our uncommitted and committed credit facilities available include:

	As of September 30, 2025		As of December 31, 2024
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$882	$53	$784	$71
Credit facilities (1):
February 19, 2025	—	—	1,500	—
February 18, 2026	1,500	—	—	—
February 23, 2027	—	—	4,500	—
February 19, 2030	4,500	—	—	—

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

We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with any mark-to-market accounting for pensions and other retirement plans. At September 30, 2025, we complied with this covenant. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

Debt Repayments
During the nine months ended September 30, 2025, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
3.250%	March 2025	C$600	$417
1.500%	May 2025	$750	$750
4.250%	September 2025 (1)	$500	$500
(1)Repaid by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelēz International, Inc.

During the nine months ended September 30, 2024, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.125%	March 2024	$500	$500
2.250%	September 2024 (1)	$500	$500
0.000%	September 2024 (1)	€300	$333
0.750%	September 2024 (1)	$500	$500
0.617%	September 2024	Fr.125	$148
(1)Repaid by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelēz International, Inc.

Debt Issuances
During the nine months ended September 30, 2025, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Principal Amount	Principal Amount USD Equivalent
May 2025	4.250%	May 2028	$700	$700
May 2025	4.500%	May 2030	$500	$500
May 2025	5.125%	May 2035	$400	$400

During the nine months ended September 30, 2024, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Principal Amount	Principal Amount USD Equivalent
February 2024	4.750%	February 2029	$550	$550
July 2024	4.625%	July 2031	C$650	$473
August 2024	4.750%	August 2034	$500	$500

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of substantially all of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data).

	As of September 30, 2025	As of December 31, 2024
	(in millions)
Fair Value	$19,678	$15,846
Carrying Value	$21,322	$17,749

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest expense	$157	$129	$445	$381
Other income, net	(135)	(83)	(217)	(235)
Interest and other expense, net	$22	$46	$228	$146

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

Note 8. Financial Instruments

Derivatives and Hedging Activities

Derivative instruments and corresponding hedge type were recorded at fair value in the condensed consolidated balance sheets as follows:

		As of September 30, 2025		As of December 31, 2024
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Type of Hedge (1)	(in millions)
Derivatives designated as accounting hedges (2):
Foreign currency contracts	NIH	$1	$284	$5	$5
Interest rate contracts	CF	1	3	2	11
Cross-currency swap contracts	CF/NIH	239	326	382	69
		$241	$613	$389	$85
Derivatives not designated as accounting hedges:
Foreign currency contracts		$150	$206	$302	$118
Commodity contracts		430	671	2,205	1,522
Interest rate contracts		3	1	3	—
		$583	$878	$2,510	$1,640
Total fair value		$824	$1,491	$2,899	$1,725

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

We recorded the fair value of our derivative instruments in the condensed consolidated balance sheets as follows:

	As of September 30, 2025	As of December 31, 2024
	(in millions)
Other current assets	$657	$2,545
Other assets	167	354
Other current liabilities	1,046	1,641
Other liabilities	445	84

Certain exchange-traded commodity contracts require us to receive from or pay to a broker an amount of cash related to the daily fluctuation in value of the futures contract. Such cash collateral held or placed is known as variation margin and is recorded as other current assets and liabilities. The net asset variation margin balances for futures contracts were $230 million and $263 million as of September 30, 2025 and December 31, 2024, respectively. These balances are excluded from the table above. Our over-the-counter ("OTC") derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Fair Value Measurements of Derivative Instruments
Level 1 fair value measurements use quoted prices in active markets for identical assets or liabilities. Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges.

Level 2 fair value measurements use quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets with insufficient volume or infrequent transactions, or model-based valuations in which significant inputs are observable in the market. Level 2 financial assets and liabilities consist primarily of OTC foreign currency forwards and options; commodity forwards and options; interest rate swaps; and cross-currency swaps. Our foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Level 3 fair value measurements use unobservable inputs and include the use of judgment by management about the assumptions market participants use in pricing the asset or liability.

The fair value measurements (asset/(liability)) of our derivative instruments were classified in the fair value hierarchy as follows:

	As of September 30, 2025
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$(339)	$—	$(339)	$—
Commodity contracts	(241)	(70)	(171)	—
Interest rate contracts	—	—	—	—
Cross-currency swap contracts	(87)	—	(87)	—
Total derivatives	$(667)	$(70)	$(597)	$—

	As of December 31, 2024
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$184	$—	$184	$—
Commodity contracts	683	(111)	794	—
Interest rate contracts	(6)	—	(6)	—
Cross-currency swap contracts	313	—	313	—
Total derivatives	$1,174	$(111)	$1,285	$—

Notional Amounts of Derivatives and Other Hedging Instruments
The gross notional values of our derivative instruments, as well as non-U.S. dollar debt designated as net investment hedging instruments, were:

	Notional Amount
	As of September 30, 2025	As of December 31, 2024
	(in millions)
Foreign currency contracts	$19,956	$13,724
Commodity contracts	12,322	16,210
Interest rate contracts	2,732	4,189
Cross-currency swap contracts	6,912	9,608
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,737	3,298
Swiss franc notes	251	220
Canadian dollar notes	467	869

Cash Flow Hedges
Our derivative instruments designated as cash flow hedges include interest rate swaps and cross-currency swaps. As of September 30, 2025, the aggregate notional value of those derivatives was $1.0 billion.

Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 12, Accumulated Other Comprehensive Earnings/(Losses) for additional information on current period activity. Based on current market conditions, $27 million of gains, net of taxes, included in accumulated other comprehensive earnings/(losses) from cash flow hedges as of September 30, 2025 are expected to be recognized into earnings during the next 12 months.

As of September 30, 2025, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest rate payments over the next 3 years, 3 months.

Hedges of Net Investments in International Operations

Net investment hedge ("NIH") derivative contracts
We enter into foreign currency contracts and cross-currency swaps to hedge certain investments in our non-U.S. operations against movements in exchange rates. As of September 30, 2025, the aggregate notional value of those derivatives was $9.5 billion.

Net investment hedge derivative contract pre-tax impacts on other comprehensive earnings/(losses) and net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Gain/(loss) on NIH contracts (1)	$107	$(327)	$(893)	$(85)
Amounts excluded from the assessment of hedge effectiveness (2)	70	45	194	132

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Euro notes	$18	$(133)	$(439)	$(30)
Swiss franc notes	1	(24)	(31)	1
Canadian notes	10	(11)	(15)	3

Derivatives Not Designated as Accounting Hedges
For derivatives not designated as accounting hedges ("economic hedges"), we classify gains and losses in the income statement based on the classification of the item economically hedged. Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Foreign currency contracts:
Cost of sales	$(62)	$(13)	$(227)	$10
Selling, general and administrative expenses	—	1	(6)	2
Interest and other expense, net	(10)	(65)	17	—
Commodity contracts - Cost of sales	(338)	14	(728)	943
Interest rate contracts - Interest and other expense, net	—	(3)	1	(2)
Total	$(410)	$(66)	$(943)	$953

Fair Value of Contingent Consideration
Contingent consideration liabilities, which reflect earn-out arrangements from business combinations, are recorded at fair value each period, with changes in fair value reported in earnings. The fair values of our contingent consideration liabilities were $155 million and $179 million as of September 30, 2025 and December 31, 2024, respectively. Contingent consideration liabilities are primarily recorded in Other liabilities in the condensed consolidated balance sheets and changes in their fair values are primarily recorded in Selling, general and administrative expenses in the condensed consolidated statements of earnings.

The estimated fair values of our contingent consideration liabilities were primarily determined using Monte Carlo simulations. Significant assumptions used in assessing the fair value of the liabilities include financial projections for net revenue, gross profit and EBITDA, as well as discount and volatility rates. Fair value measurements of contingent consideration liabilities are classified as Level 3 in the fair value hierarchy because they use significant unobservable inputs.

Contingent consideration liabilities include an earn-out arrangement related to the acquisition of Clif Bar & Company (“Clif Bar”) in 2022. The possible payments under that arrangement range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of our base financial projections for the business.

The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Liability at beginning of period	$142	$661	$179	$680
Changes in fair value	13	(350)	(26)	(315)
Payments	—	(93)	—	(147)
Currency	—	—	2	—
Liability at end of period	$155	$218	$155	$218

Note 9. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost
Net periodic pension cost/(benefit) consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Service cost	$1	$—	$15	$16
Interest cost	6	15	69	72
Expected return on plan assets	(12)	(23)	(106)	(108)
Amortization of net loss and prior service cost	—	1	17	16
Settlement losses	—	3	54	—
Net periodic pension (benefit)/cost	$(5)	$(4)	$49	$(4)

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Service cost	$2	$2	$46	$46
Interest cost	32	45	204	214
Expected return on plan assets	(45)	(69)	(317)	(324)
Amortization of net loss and prior service cost	2	1	52	48
Settlement losses	292	9	54	—
Net periodic pension cost/(benefit)	$283	$(12)	$39	$(16)

Employer Contributions
During the nine months ended September 30, 2025, we contributed $2 million and $62 million to our U.S. and non-U.S. pension plans, respectively. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of September 30, 2025, we plan to make further contributions of approximately $9 million to our U.S. plans and $6 million to our non-U.S. plans for the remainder of 2025. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or changes in interest rates.

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

Mondelez Canada Inc. - Trusteed Hourly Retirement Plan and Retirement Plan Settlement
During the third quarter of 2025, we entered into an agreement with a third-party insurance company to buy-out the retiree participants' obligations of the Mondelez Canada Inc. Trusteed Hourly Retirement Plan and Mondelez Canada Inc. Retirement Plan (collectively, "Canadian Pension Plans"). On September 11, 2025 the obligations were transferred to the insurance company and we recognized a non-cash pre-tax settlement loss of $54 million as a component of our net periodic pension cost in the third quarter of 2025. That settlement loss is recorded within Benefit plan non-service (expense)/income in the condensed consolidated statements of earnings.

Multiemployer Pension Plans
On July 11, 2019, we received a withdrawal liability assessment from the Bakery and Confectionery Union and the Industry International Pension Fund requiring pro-rata monthly payments over 20 years and we recorded a discounted liability of $491 million at that time. In connection with the discounted long-term liability, we recorded accreted interest of $2 million for both the three months ended September 30, 2025 and 2024 and $7 million for both the nine months ended September 30, 2025 and 2024 within Interest and other expense, net in the condensed consolidated statements of earnings. As of September 30, 2025, the remaining discounted withdrawal liability was $298 million, with $16 million recorded in Other current liabilities and $282 million recorded in Other liabilities in the condensed consolidated balance sheets.

Postretirement and Postemployment Benefit Plans
The net periodic postretirement benefit was $3 million for both the three months ended September 30, 2025 and 2024, and $9 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively. The net periodic postemployment cost was $5 million for both the three months ended September 30, 2025 and 2024 and $16 million for both the nine months ended September 30, 2025 and 2024.

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

As previously disclosed, in November 2019, the European Commission informed us that it initiated an investigation into our alleged infringement of European Union competition law through certain practices allegedly restricting cross-border trade within the European Economic Area. In the second quarter of 2024, we reached a negotiated resolution in this matter. At that time, we had accrued on a pre-tax basis, a liability of €337.5 million ($376 million). Pursuant to the terms of the agreed settlement, we fulfilled our payment obligation in August 2024. We do not anticipate any modification of our business practices and agreements that would have a material impact on our ongoing business operations within the European Union.

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of September 30, 2025 and December 31, 2024, we had no material third-party guarantees recorded on our condensed consolidated balance sheets.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 11. Shareholders' Equity

Stock Compensation Plans

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2025	16,479,169	$54.51	5 years	$135	million
Granted	2,018,200	65.13
Exercised (1)	(2,039,161)	42.53		$46	million
Canceled	(376,116)	67.23
Balance at September 30, 2025	16,082,092	57.06	5 years	$123	million

(1)Cash received from options exercised was $14 million and $85 million in the three and nine months ended September 30, 2025, respectively. The excess income tax benefit from stock option exercises was $2 million and $7 million in the three and nine months ended September 30, 2025, respectively.

Performance Share Units and Other Stock-Based Awards
Our performance share unit ("PSU") and deferred stock unit ("DSU") activity is reflected below:

	Number of Shares	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value
Balance at January 1, 2025	4,536,574	$67.76
Units granted:
Performance share units (1)	1,433,935	67.95
Deferred stock units	1,427,061	63.21
Total units granted (1)	2,860,996	65.59	$188	million
Vested (1) (2)	(1,460,425)	63.44	$93	million
Forfeited	(430,005)	69.48
Balance at September 30, 2025	5,507,140	67.64

(1)Includes incremental PSUs issued over target.
(2)The income tax shortfall upon vesting of PSUs and DSUs was zero and $1 million in the three and nine months ended September 30, 2025, respectively.
(3)The grant date fair value of PSUs is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the closing market price of the Company’s stock on the grant date for performance-based components. The Monte Carlo simulation model incorporates the probability of achieving the total shareholder return market condition. Compensation expense is recognized using the grant date fair values regardless of whether the market condition is achieved, as long as the requisite service has been provided.

Share Repurchase Program
Effective January 1, 2025, our Board of Directors replaced our prior share repurchase program by approving a program authorizing the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027. Repurchases under the program are determined by management and are wholly discretionary.

During the nine months ended September 30, 2025, we repurchased approximately 31 million shares of Common Stock at an average cost of $59.00 per share, or an aggregate cost of approximately $1.8 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2025, we have approximately $7.2 billion in remaining share repurchase capacity.

Note 12. Accumulated Other Comprehensive Earnings/(Losses)

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $(60) million and $(71) million in the third quarter of 2025 and 2024, respectively, and $(391) million and $(50) million in the first nine months of 2025 and 2024, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(10,149)	$(10,177)	$(11,017)	$(9,574)
Currency translation adjustments	(60)	(18)	763	(608)
Tax effect	(20)	18	49	(3)
Other comprehensive earnings/(losses)	(80)	—	812	(611)
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	1	(10)	(23)	(2)
Balance at end of period	(10,228)	(10,187)	(10,228)	(10,187)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,343)	$(1,277)	$(1,402)	$(1,323)
Net actuarial gain/(loss) arising during period	14	—	(37)	(6)
Tax effect on net actuarial gain/(loss)	85	—	98	1
Losses/(gains) reclassified into net earnings:
Amortization of net loss and prior service (1)	13	14	44	40
Settlement losses (1)	54	3	346	9
Tax expense/(benefit) on reclassifications (3)	(17)	(3)	(99)	(11)
Currency impact	20	(66)	(124)	(39)
Other comprehensive earnings/(losses)	169	(52)	228	(6)
Balance at end of period	(1,174)	(1,329)	(1,174)	(1,329)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(69)	$(61)	$(52)	$(49)
Interest rate contracts gains/(losses)	(2)	1	(1)	(9)
Cross-currency swap contracts gains/(losses)	(9)	(57)	(95)	(17)
Other derivative gains/(losses)	5	(2)	(7)	(6)
Tax effect on net derivative gain/(loss)	2	—	—	6
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)	1	1	4	7
Cross-currency swap contracts (2)	11	51	90	(2)
Other derivative contracts (2)	—	—	—	4
Tax expense/(benefit) on reclassifications (3)	(2)	5	6	3
Currency impact	1	(1)	(7)	—
Other comprehensive earnings/(losses)	7	(2)	(10)	(14)
Balance at end of period	(62)	(63)	(62)	(63)
Accumulated other comprehensive losses attributable to Mondelēz International:
Balance at beginning of period	$(11,561)	$(11,515)	$(12,471)	$(10,946)
Total other comprehensive earnings/(losses)	96	(54)	1,030	(631)
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	1	(10)	(23)	(2)
Other comprehensive earnings/(losses) attributable to Mondelēz International	97	(64)	1,007	(633)
Balance at end of period	$(11,464)	$(11,579)	$(11,464)	$(11,579)

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

We recorded a net gain of $5 million and net restructuring charges of $40 million in the three and nine months ended September 30, 2024, respectively, and recorded implementation costs of $17 million and $40 million in the three and nine months ended September 30, 2024, respectively.

The Simplify to Grow Program restructuring liability activity for the nine months ended September 30, 2025 was:

Severance and related costs
(in millions)
Liability balance, January 1, 2025	$188
Payments	(47)
Currency and other	9
Liability balance, September 30, 2025	$150

The liability for restructuring charges is included within other current liabilities and other long-term liabilities.

Note 14. Income Taxes

Our effective tax rate was 19.7% for the third quarter of 2025 as compared to 28.8% in the third quarter of 2024. The decrease in our effective tax rate was primarily driven by a favorable jurisdictional mix of earnings, tax benefits related to the provision for final 2024 tax return filings, and the tax treatment of certain foreign pension assets.

Our effective tax rate for the nine months ended September 30, 2025, was 24.9% as compared to 26.9% for the nine months ended September 30, 2024. The decrease in our year-to-date effective tax rate was primarily driven by tax benefits related to the provision for final 2024 tax return filings, the tax treatment of certain foreign pension assets, and the release of liabilities for uncertain tax positions due to audit developments and statute of limitation expirations in the nine months ended September 30, 2025. These benefits were partially offset by changes in our jurisdictional mix of earnings (including the impact of mark-to-market losses on commodity and foreign currency derivatives) as compared to the nine months ended September 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law. This legislation contains numerous tax provisions, including an increase to the tax rate applied to income earned by our foreign subsidiaries, favorable changes to foreign tax credit calculation methodologies, and changes to the timing of certain tax deductions for qualifying depreciable assets, costs of research and development performed in the U.S. and interest expense. The initial impact of the OBBBA legislation was not material to our third quarter earnings. Further, while we continue to monitor supplemental guidance released by the government, we do not expect any material impacts to our financial statements for the full year ending December 31, 2025.

Note 15. Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Net earnings	$746	$856	$1,797	$2,875
less: Noncontrolling interest earnings	(3)	(3)	(11)	(9)
Net earnings attributable to Mondelēz International	$743	$853	$1,786	$2,866
Weighted-average shares for basic EPS	1,293	1,339	1,296	1,343
plus: Dilutive effect of outstanding stock awards	3	5	4	6
Weighted-average shares for diluted EPS	1,296	1,344	1,300	1,349
Basic earnings per share attributable to Mondelēz International	$0.57	$0.64	$1.38	$2.13
Diluted earnings per share attributable to Mondelēz International	$0.57	$0.63	$1.37	$2.12

We exclude antidilutive Mondelēz International share-based payment awards from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 8.1 million and 3.7 million for the three months ended September 30, 2025 and 2024, respectively, and 4.0 million and 3.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Our segment net revenue, significant segment expenses and operating income, by reportable segment were as follows:

	Three Months Ended September 30, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,238	$2,017	$3,674	$2,815	$9,744
Segment cost of sales	(849)	(1,379)	(2,791)	(1,766)	(6,785)
Segment selling, general and administrative expenses (1)	(242)	(439)	(608)	(502)	(1,791)
Segment operating income	$147	$199	$275	$547	1,168
Mark-to-market losses from derivatives					(348)
General corporate expenses					(44)
Amortization of intangible assets					(32)
Operating income					$744

	Three Months Ended September 30, 2024
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,204	$1,851	$3,323	$2,826	$9,204
Segment cost of sales	(780)	(1,048)	(2,002)	(1,663)	(5,493)
Segment selling, general and administrative expenses (1)	(299)	(468)	(716)	(245)	(1,728)
Segment operating income	$125	$335	$605	$918	1,983
Mark-to-market losses from derivatives					(710)
General corporate expenses					(78)
Amortization of intangible assets					(40)
Acquisition-related costs					(2)
Operating income					$1,153

	Nine Months Ended September 30, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$3,635	$5,854	$10,636	$7,916	$28,041
Segment cost of sales	(2,471)	(3,838)	(7,675)	(4,964)	(18,948)
Segment selling, general and administrative expenses (1)	(745)	(1,203)	(1,710)	(1,466)	(5,124)
Segment operating income	$419	$813	$1,251	$1,486	3,969
Mark-to-market losses from derivatives					(1,110)
General corporate expenses					(156)
Amortization of intangible assets					(107)
Operating income					$2,596

	Nine Months Ended September 30, 2024
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$3,755	$5,388	$9,565	$8,129	$26,837
Segment cost of sales	(2,446)	(3,099)	(5,868)	(4,722)	(16,135)
Segment selling, general and administrative expenses (1)	(883)	(1,253)	(1,951)	(1,395)	(5,482)
Segment operating income	$426	$1,036	$1,746	$2,012	5,220
Mark-to-market losses from derivatives					(157)
General corporate expenses					(212)
Amortization of intangible assets					(115)
Acquisition-related costs					(2)
Operating income					$4,734
(1) SG&A for all reportable segments includes: Advertising & consumer expenses and overhead expenses.

Total depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Depreciation expense (2):
Latin America	$38	$38	$107	$115
AMEA	43	40	127	119
Europe	81	72	231	207
North America	44	50	132	130
Corporate	12	11	33	33
Total depreciation expense	$218	$211	$630	$604
(2) Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the consolidated statements of cash flows for total depreciation and amortization expenses.

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Capital expenditures:
Latin America	$(130)	$(138)
AMEA	(191)	(206)
Europe	(354)	(400)
North America	(195)	(218)
Corporate	(11)	(20)
Total capital expenditures	$(881)	$(982)

Disaggregation of Net Revenue
Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Three Months Ended September 30, 2025
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$286	$760	$1,308	$2,445	$4,799
Chocolate	352	807	1,806	111	3,076
Gum & Candy	396	243	153	259	1,051
Beverages	80	102	35	—	217
Cheese & Grocery	124	105	372	—	601
Total net revenues	$1,238	$2,017	$3,674	$2,815	$9,744

	For the Three Months Ended September 30, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$312	$661	$1,162	$2,470	$4,605
Chocolate	299	752	1,640	92	2,783
Gum & Candy	374	240	145	264	1,023
Beverages	104	105	28	—	237
Cheese & Grocery	115	93	348	—	556
Total net revenues	$1,204	$1,851	$3,323	$2,826	$9,204

	For the Nine Months Ended September 30, 2025
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits	$868	$2,182	$3,685	$6,970	$13,705
Chocolate	1,066	2,237	5,335	281	8,919
Gum & Candy	1,098	747	461	665	2,971
Beverages	255	388	98	—	741
Cheese & Grocery	348	300	1,057	—	1,705
Total net revenues	$3,635	$5,854	$10,636	$7,916	$28,041

	For the Nine Months Ended September 30, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$908	$1,865	$3,285	$7,203	$13,261
Chocolate	985	2,102	4,703	240	8,030
Gum & Candy	1,148	711	491	686	3,036
Beverages	348	418	90	—	856
Cheese & Grocery	366	292	996	—	1,654
Total net revenues	$3,755	$5,388	$9,565	$8,129	$26,837

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

Recent Developments and Significant Items

Macroeconomic environment

We continue to observe significant market and geopolitical uncertainty, fluctuating consumer demand, inflationary pressures, supply constraints, trade and regulatory uncertainty and exchange rate volatility. As a result, we experienced significantly higher operating costs, including higher overall raw material, labor and energy costs that have continued to rise. In particular, while we expect cocoa costs to be lower in 2026 compared to the current year, we expect to continue to face elevated cocoa costs as compared to historical levels in the near- and medium-term. Refer to Commodity Trends for additional information.

Our overall outlook for future snacks revenue growth remains strong; however, we anticipate ongoing volatility. While we have responded to elevated raw material costs with pricing increases for certain of our products, the elasticity impacts from those pricing increases has adversely impacted consumer demand, particularly in the United States and Europe. We will continue to proactively manage our business in response to the evolving global economic environment, related uncertainty and business risks while also prioritizing and supporting our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets.

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

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations because we believe that we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions. We continue to consolidate both our Ukrainian and Russian subsidiaries. During the third quarter of 2025, Ukraine generated 0.4% and Russia generated 3.7% of our consolidated net revenue and during the third quarter of 2024, Ukraine generated 0.4% and Russia generated 2.9% of our consolidated net revenue. The profitability of and the assets held by our Russian business continue to remain above historic levels. We cannot predict if the recent strength in our Russian business will continue in the future.

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

Developments in the Middle East

In October 2023, conflict developed in the Middle East between Hamas and Israel, and has expanded to other parts of the region. Throughout 2024 and thus far in 2025, we experienced limited adverse sales impacts related to this conflict in certain AMEA markets, but this did not have a material impact on our business, results of operations or financial condition. We continue to evaluate the impacts of these developments, including ongoing geopolitical discussions, on our business and we cannot predict if the conflict will have a significant impact in the future.

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

Currency-related items impacted our non-GAAP financial measures for the three months ended September 30, 2025 as follows:
•Organic Net Revenue: In the third quarter of 2025, favorable currency-related items of $137 million (1.5 pp) were driven by favorable currency translation rate changes of $134 million (1.5 pp) and extreme pricing of $3 million (— pp). In Emerging Markets, favorable currency-related items of $14 million (0.4 pp) were driven by favorable currency translation rate changes of $11 million (0.3 pp) and extreme pricing of $3 million (0.1 pp). In Developed Markets, favorable currency-related items of $123 million (2.1 pp) were driven by favorable currency translation rate changes.
•Adjusted Operating Income: In the third quarter of 2025, favorable currency-related items of $15 million were driven by favorable currency translation rate changes of $15 million, as extreme pricing had an immaterial impact.
•Adjusted EPS: In the third quarter of 2025, favorable currency-related items of $0.01 were driven by favorable currency translation rate changes, as extreme pricing had an immaterial impact.

Currency-related items impacted our non-GAAP financial measures for the nine months ended September 30, 2025 as follows:
•Organic Net Revenue: In the first nine months of 2025, unfavorable currency-related items of $137 million (0.5 pp) were driven by unfavorable currency translation rate changes of $186 million (0.7 pp), partially offset by extreme pricing of $49 million (0.2 pp). In Emerging Markets, unfavorable currency-related items of $296 million (2.8 pp) were driven by unfavorable currency translation rate changes of $345 million (3.2 pp), partially offset by extreme pricing of 49 million (0.4 pp). In Developed Markets, favorable currency-related items of 159 million (1.0 pp) were driven by favorable currency translation rate changes.
•Adjusted Operating Income: In the first nine months of 2025, favorable currency-related items of $18 million were driven by favorable currency translation rate changes of $10 million and the impact of extreme pricing of $8 million.
•Adjusted EPS: In the first nine months of 2025, favorable currency-related items of $0.02 were driven by favorable currency translation rate changes of $0.01 and extreme pricing of $0.01.

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

Equity Method Investment Transactions

JDE Peet’s Transactions (Euronext Amsterdam: “JDEP”)
During the first quarter of 2024, we recorded an impairment charge of €612 million ($665 million) related to our JDEP investment. During the fourth quarter of 2024, we sold our remaining 85.9 million shares to JAB Holding Company.

On August 24, 2025, Keurig Dr Pepper Inc. (“KDP”) and JDEP entered into a definitive agreement under which KDP will acquire JDEP. As a result of that definitive agreement, we became entitled to a cash payment of €145 million ($169 million) from JAB that we received in the third quarter of 2025.

For additional information, refer to Note 6, Equity Method Investments.

Mondelēz Global and Canada Retirement Plan Settlements

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

Mondelez Canada Inc. - Trusteed Hourly Retirement Plan and Retirement Plan Settlement
During the third quarter of 2025, we entered into an agreement with a third-party insurance company to buy-out the retiree participants' obligations of the Mondelez Canada Inc. Trusteed Hourly Retirement Plan and Mondelez Canada Inc. Retirement Plan (collectively, "Canadian Pension Plans"). On September 11, 2025 the obligations were transferred to the insurance company and we recognized a non-cash pre-tax settlement loss of $54 million as a component of our net periodic pension cost in the third quarter of 2025.

For additional information, refer to Note 9, Benefit Plans.

Taxes

We continue to monitor existing and potential future tax reform around the world. Numerous countries have enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax, effective for 2024. The existing legislation does not have a material impact on our condensed consolidated financial statements. However, we continue to monitor all developments including how the June 28, 2025 G7 announcement that U.S.-parented companies be exempted from certain aspects of the global minimum tax regime will be incorporated into the model rules and local legislation around the world.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into U.S. law. The initial impact of the OBBBA legislation was not material to our third quarter earnings. Further, while we continue to monitor supplemental guidance released by the government, we do not expect any material impacts to our financial statements for the full year ending December 31, 2025.

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

Items Affecting Comparability of Financial Results

The below table and subsequent commentary present income or (expense) items that affected the comparability of our results of operations and provides details of each item. Please refer to the notes to the condensed consolidated financial statements indicated below for additional information. These items are excluded from our non-GAAP earnings measures to better facilitate comparisons of our underlying operating performance across periods. Refer to the Consolidated Results of Operations – Net Earnings and Earnings per Share Attributable to Mondelēz International table for the after-tax per share impacts of these items and to the Non-GAAP Financial Measures section for definitions of our non-GAAP financial measures.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2025	2024	2025	2024
		(in millions, except percentages)
Simplify to Grow Program	Note 13	$6	$(12)	$12	$(80)
Intangible asset impairment charges	Note 5	(33)	(153)	(33)	(153)
Mark-to-market losses from derivatives (1)	Note 8	(345)	(707)	(1,111)	(156)
Acquisition-related items	Note 2	(18)	326	11	247
Divestiture-related items	Note 2	—	2	7	(2)
Operating results from short-term distributor agreements		—	—	—	2
Incremental costs due to war in Ukraine		—	—	(1)	(2)
European Commission legal matter	Note 10	—	—	—	3
ERP System Implementation costs		(41)	(29)	(111)	(38)
Remeasurement of net monetary position	Note 1	(9)	(9)	(24)	(26)
Impact from pension participation changes	Note 9	(56)	(2)	(343)	(7)
Impact from resolution of tax matters (1)		32	—	32	—
Initial impacts from enacted tax law changes	Note 14	1	11	4	(12)
Gain/(loss) on equity method investment transactions	Note 6	169	(4)	169	(669)

(1)Includes impacts recorded in operating income and interest expense and other, net in the condensed consolidated statements of earnings.

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

Intangible asset impairment charges – Reflects non-cash impairments of certain of our brands in connection with our indefinite-life intangible asset impairment testing.

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

Acquisition-related items – Includes acquisition-related costs, acquisition integration costs, contingent consideration adjustments, inventory step-ups and gains from acquisitions. Acquisition-related costs include third-party advisor, investment banking and legal fees. Acquisition integration costs include costs related to the integration of operations from acquisitions. Contingent consideration adjustments include any changes made to contingent compensation liabilities for earn-outs related to acquisitions that do not relate to recurring employee compensation expense. See Note 8, Financial Instruments - Fair Value of Contingent Consideration for additional information. Other acquisition-related items include incremental costs from inventory step-ups associated with acquired companies related to the fair market valuation of the acquired inventory and acquisition gains from the remeasurement of an existing noncontrolling investment to fair value when the company acquires a controlling interest in the investee.

Divestiture-related items – Includes operating results from divestitures, divestiture-related costs and gains/(losses) on divestitures. Divestitures may include sales of businesses, exits of major product lines upon completion of a sale or licensing agreement, or sales of equity method investments. Divestiture-related costs include costs incurred in relation to the preparation and completion of divestiture transactions (including one-time costs such as severance related to the elimination of stranded costs) as well as costs incurred associated with publicly announced processes to sell businesses. For 2024, operating results from divestitures (which are not reflected in the table above) include the operating results from the company’s JDE Peet’s equity method investment earnings which was sold in the fourth quarter of 2024.

Operating results from short-term distributor agreements – Reflects the operating results from short-term distributor agreements that have been executed in conjunction with the sale of a business. Our agreement with the buyer of the developed market gum business to distribute gum products in certain European markets ended in the first quarter of 2024.

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

Impact from pension participation changes – Consists of the charges incurred, primarily gains or losses from pension curtailments and settlements, including settlement losses from our buy-out of a pension plan for U.S. salaried employees during the second quarter of 2025 and our buy-out of the retiree participants' obligations for two Canadian pension plans during the third quarter of 2025, as well as costs incurred when employee groups are withdrawn from multiemployer pension plans. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations.

Impact from resolution of tax matters – Consists of the reversals and settlements of unusual and significant indirect tax matters. Due to the unique nature of these resolutions, we believe it to be infrequent and therefore exclude it from our non-GAAP earnings measures to better facilitate comparisons of our underlying operating performance across periods.

Initial impacts from enacted tax law changes – Initial impacts from enacted tax law changes include items such as the remeasurement of deferred tax balances and transition taxes from tax reforms. We exclude initial impacts from enacted tax law changes from our non-GAAP financial measures as they do not reflect our ongoing tax obligations under the enacted tax law.

Gains and losses on equity method investment transactions – We exclude gains and losses from partial or full sales of equity method investments, as well as impairments or other non-routine transactions related to those investments. In addition, we also exclude from our non-GAAP financial measures any gains or losses realized on economic hedges of sales proceeds from our equity method investment transactions.

Discussion and Analysis of Historical Results

Summary of Results
•Net revenues increased 5.9% to $9.7 billion in the third quarter of 2025 and increased 4.5% to $28.0 billion in the first nine months of 2025 as compared to the same periods in the prior year.
–Net revenue growth in the third quarter of 2025 was driven by higher net pricing, favorable currency-related items, as several currencies we operate in strengthened relative to the U.S. dollar compared to exchange rates in the prior year, and incremental net revenue from our acquisition of Evirth, partially offset by unfavorable volume/mix.
–Net revenue growth in the first nine months of 2025 was driven by higher net pricing and incremental net revenue from our acquisition of Evirth, partially offset by unfavorable volume/mix, unfavorable currency-related items, as the U.S. dollar strengthened relative to several currencies we operate in compared to exchange rates in the prior year, and lapping prior-year net revenue from a short-term distributor agreement related to the sale of our developed market gum business.
•Organic Net Revenue, a non-GAAP financial measure, increased 3.4% to $9.5 billion in the third quarter of 2025 and increased 4.0% to $27.9 billion in the first nine months of 2025 as compared to the same periods in the prior year. During both the third quarter and the first nine months of 2025, Organic Net Revenue grew due to higher net pricing, partially offset by unfavorable volume/mix. Organic Net Revenue is reported on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.
•Diluted EPS attributable to Mondelēz International decreased (9.5)% to $0.57 in the third quarter of 2025 and decreased 35.4% to $1.37 in the first nine months of 2025 as compared to the same periods in the prior year.
–Diluted EPS decreased in the third quarter of 2025, primarily driven by a decrease in Adjusted EPS, an unfavorable year-over-year change in acquisition-related items, settlement losses related to the buy-out of retiree participants' obligations for two Canadian pension plans, lapping prior-year divestiture-related items and lapping prior-year favorable initial impacts from enacted tax law changes. These unfavorable items were partially offset by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, a gain on an equity method investment transaction, lower intangible asset impairment charges, a favorable impact from the resolution of an indirect tax matter and lapping prior-year costs for the completed Simplify to Grow Program.
–Diluted EPS decreased in the first nine months of 2025, driven by an unfavorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, a decrease in Adjusted EPS, settlement losses related to the buy-out of retiree participants' obligations for two Canadian pension plans, an unfavorable year-over-year change in acquisition-related items, lapping prior-year divestiture-related items and higher costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by lapping a prior-year equity method investment impairment, a current year gain on an equity method investment transaction, lower intangible asset impairment charges, lapping prior-year costs for the completed Simplify to Grow Program, a favorable impact from the resolution of an indirect tax matter and lapping prior-year unfavorable initial impacts from enacted tax law changes.
•Adjusted EPS, a non-GAAP financial measure, decreased 23.2% to $0.73 in the third quarter of 2025 and decreased 18.8% to $2.20 in the first nine months of 2025 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS decreased 24.2% to $0.72 in the third quarter of 2025 and decreased 19.6% to $2.18 in the first nine months of 2025 as compared to the same periods in the prior year. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.
–Adjusted EPS decreased in the third quarter of 2025, driven by operating declines, partially offset by lower income taxes, fewer shares outstanding, higher equity method investment earnings, the impact from an acquisition and favorable currency-related items.
–Adjusted EPS decreased in the first nine months of 2025, driven by operating declines, higher interest and other expense and lower benefit plan non-service income, partially offset by fewer shares outstanding, lower income taxes, the impact from an acquisition and favorable currency-related items.

Consolidated Results of Operations
Three Months Ended September 30

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions, except per share data)
Net revenues	$9,744	$9,204	$540	5.9%
Operating income	744	1,153	(409)	(35.5)%
Net earnings attributable to Mondelēz International	743	853	(110)	(12.9)%
Diluted earnings per share attributable to Mondelēz International	0.57	0.63	(0.06)	(9.5)%

Net Revenues – Net revenues increased $540 million (5.9%) to $9,744 million in the third quarter of 2025, and Organic Net Revenue (1) increased $316 million (3.4%) to $9,520 million. Emerging markets net revenues increased 9.9% and emerging markets Organic Net Revenue increased 7.1% (1). Developed markets net revenues increased 3.3% and developed markets Organic Net Revenue increased 1.2% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Three Months Ended September 30, 2025
Reported (GAAP)	$3,881	$5,863	$9,744
Acquisitions	(87)	—	(87)
Currency-related items	(14)	(123)	(137)
Organic (Non-GAAP)	$3,780	$5,740	$9,520
Three Months Ended September 30, 2024
Reported (GAAP)	$3,530	$5,674	$9,204
No adjusting items	—	—	—
Organic (Non-GAAP)	$3,530	$5,674	$9,204
% Change
Reported (GAAP)	9.9%	3.3%	5.9%
Acquisitions	(2.4)	—	(1.0)
Currency-related items	(0.4)	(2.1)	(1.5)
Organic (Non-GAAP)	7.1%	1.2%	3.4%
Vol/Mix	(4.7)pp	(4.5)pp	(4.6)pp
Pricing	11.8	5.7	8.0
(1)Refer to the Non-GAAP Financial Measures section above for additional information.

Net revenue increase of 5.9% was driven by our underlying Organic Net Revenue growth of 3.4%, favorable currency-related items and the impact of an acquisition. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was due to the benefit of carryover pricing from 2024 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2025. Higher net pricing was reflected in all regions. Unfavorable volume/mix was experienced across all regions, driven by pricing elasticity impacts in Europe, Latin America and AMEA, as well as soft consumption in North America. Currency-related items increased net revenues by $137 million, driven by favorable currency translation rate changes and the impact of extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Favorable currency translation rate changes were due to the strength of several currencies relative to the U.S. dollar, primarily the euro, Russian ruble, British pound sterling, Polish zloty, Brazilian real, Mexican peso and Swedish krona, partially offset by the strength of the U.S. dollar relative to several currencies, primarily the Argentinean peso, Indian rupee and Turkish lira. The November 1, 2024 acquisition of Evirth added incremental net revenues of $87 million (constant currency basis) in the third quarter of 2025. Refer to Note 2, Acquisitions and Divestitures, for additional information.

Operating Income – Operating income decreased $409 million (35.5%) to $744 million in the third quarter of 2025. Adjusted Operating Income (1) decreased $567 million (32.6%) to $1,171 million and Adjusted Operating Income on a constant currency basis (1) decreased $582 million (33.5%) to $1,156 million due to the following:

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Operating Income	$744	$1,153	$(409)	(35.5)%
Simplify to Grow Program	(6)	12	(18)
Intangible asset impairment charges	33	153	(120)
Mark-to-market losses from derivatives	348	710	(362)
Acquisition-related items	18	(326)	344
Divestiture-related items	—	(2)	2
ERP System Implementation costs	41	29	12
Remeasurement of net monetary position	9	9	—
Impact from resolution of tax matters	(16)	—	(16)
Adjusted Operating Income (1)	$1,171	$1,738	$(567)	(32.6)%
Currency-related items	(15)	—	(15)
Adjusted Operating Income (constant currency) (1)	$1,156	$1,738	$(582)	(33.5)%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$739
Higher input costs	(1,255)
Unfavorable volume/mix	(294)
Lower selling, general and administrative expenses	195
Impact from acquisitions	10
Lower amortization of intangible assets	11
Lower fixed asset impairment charges	12
Total change in Adjusted Operating Income (constant currency) (1)	$(582)
(1)Refer to the Non-GAAP Financial Measures section above for additional information.

During the third quarter of 2025, we realized higher net pricing, which was more than offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2024 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2025, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were primarily due to higher cocoa, dairy, edible oils, packaging, nuts, grains and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar and energy costs. Overall, unfavorable volume/mix was experienced across all regions, reflecting pricing elasticity impacts as well as biscuit & baked snacks category softness in North America.

Total selling, general and administrative expenses increased $165 million from the third quarter of 2024, which was driven by a number of factors noted in the table above, including in part, an unfavorable year-over-year change in acquisition-related items, higher costs incurred for the ERP System Implementation program and the impact from an acquisition, partially offset by a favorable impact from the resolution of an indirect tax matter, a favorable currency-related impact to expenses and lapping prior-year implementation costs for the completed Simplify to Grow Program. Excluding these factors, selling, general and administrative expenses decreased $195 million from the third quarter of 2024. The decrease was driven primarily by lower advertising and consumer promotion costs and lower overhead costs.

Currency-related items increased operating income by $15 million due to favorable currency translation rate changes as the impact of extreme pricing in Argentina was immaterial. Favorable currency translation rate changes were primarily due to the strength of several currencies relative to the U.S. dollar, including the euro, Russian ruble, British pound sterling, Mexican peso and Brazilian real, partially offset by the strength of U.S. dollar relative to several currencies, including the Argentinean peso, Swiss franc and Turkish lira.

Operating income margin decreased from 12.5% in the third quarter of 2024 to 7.6% in the third quarter of 2025. The decrease in operating income margin was driven primarily by lower Adjusted Operating Income margin and an unfavorable year-over-year change in acquisition-related items, partially offset by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives and lower intangible asset impairment charges. Adjusted Operating Income margin decreased from 18.9% for the third quarter of 2024 to 12.0% for the third quarter of 2025. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing, lower advertising and consumer promotion costs, lower manufacturing costs driven by productivity and lower overhead costs.

Income Taxes – Our effective tax rate was 19.7% for the third quarter of 2025 as compared to 28.8% in the third quarter of 2024. The decrease in our effective tax rate was primarily driven by a favorable jurisdictional mix of earnings, tax benefits related to the provision for final 2024 tax return filings, and the tax treatment of certain foreign pension assets.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $743 million decreased by $110 million (12.9%) in the third quarter of 2025. Diluted EPS attributable to Mondelēz International was $0.57 in the third quarter of 2025, down $0.06 (9.5%) from the third quarter of 2024. Adjusted EPS (1) was $0.73 in the third quarter of 2025, down $0.22 (23.2%) from the third quarter of 2024. Adjusted EPS on a constant currency basis (1) was $0.72 in the third quarter of 2025, down $0.23 (24.2%) from the third quarter of 2024.

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.57	$0.63	$(0.06)	(9.5)%
Simplify to Grow Program	—	0.01	(0.01)
Intangible asset impairment charges	0.02	0.08	(0.06)
Mark-to-market losses from derivatives	0.21	0.42	(0.21)
Acquisition-related items	0.02	(0.18)	0.20
Divestiture-related items	—	(0.03)	0.03
ERP System Implementation costs	0.02	0.02	—
Remeasurement of net monetary position	0.01	0.01	—
Impact from pension participation changes	0.03	—	0.03
Impact from resolution of tax matters	(0.02)	—	(0.02)
Initial impacts from enacted tax law changes	—	(0.01)	0.01
Gain on equity method investment transactions	(0.13)	—	(0.13)
Adjusted EPS (1)	$0.73	$0.95	$(0.22)	(23.2)%
Currency-related items	(0.01)	—	(0.01)
Adjusted EPS (constant currency) (1)	$0.72	$0.95	$(0.23)	(24.2)%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Decrease in operations	$(0.33)
Impact from acquisitions	0.01
Change in equity method investment net earnings	0.01
Change in income taxes	0.05
Change in shares outstanding	0.03
Total change in Adjusted EPS (constant currency) (1)	$(0.23)
(1)Refer to the Non-GAAP Financial Measures section above for additional information. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended September 30, 2025, taxes for the: intangible asset impairment charges were $(9) million, mark-to-market losses from derivatives were $(71) million, acquisition-related items were $5 million, ERP System Implementation program were $(10) million, remeasurement of net monetary positions was zero, impact from pension participation changes was $(14) million, impact from resolution of tax matters was $10 million and gain on equity method investment transactions was zero.
•For the three months ended September 30, 2024, taxes for the: Simplify to Grow Program were $(2) million, intangible asset impairment charges were $(40) million, mark-to-market losses from derivatives were $(144) million, acquisition-related items were $84 million, divestiture-related items were $1 million, ERP System Implementation program were $(6) million, remeasurement of net monetary position was zero and initial impacts from enacted tax law changes were $(11) million.

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions, except per share data)
Net revenues	$28,041	$26,837	$1,204	4.5%
Operating income	2,596	4,734	(2,138)	(45.2)%
Net earnings attributable to Mondelēz International	1,786	2,866	(1,080)	(37.7)%
Diluted earnings per share attributable to Mondelēz International	1.37	2.12	(0.75)	(35.4)%

Net Revenues – Net revenues increased $1,204 million (4.5%) to $28,041 million in the first nine months of 2025, and Organic Net Revenue (1) increased $1,078 million (4.0%) to $27,890 million. Emerging markets net revenues increased 6.8% and emerging markets Organic Net Revenue increased 6.9% (1). Developed markets net revenues increased 3.0% and developed markets Organic Net Revenue increased 2.1% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets		Developed Markets		Mondelēz International
Nine Months Ended September 30, 2025
Reported (GAAP)	$11,242		$16,799		$28,041
Acquisitions	(288)		—		(288)
Currency-related items	296		(159)		137
Organic (Non-GAAP)	$11,250		$16,640		$27,890
Nine Months Ended September 30, 2024
Reported (GAAP)	$10,523		$16,314		$26,837
Short-term distributor agreements	(3)		(22)		(25)
Organic (Non-GAAP)	$10,520		$16,292		$26,812
% Change
Reported (GAAP)	6.8%		3.0%		4.5%
Short-term distributor agreements	0.1	pp	0.1	pp	0.1	pp
Acquisitions	(2.8)		—		(1.1)
Currency-related items	2.8		(1.0)		0.5
Organic (Non-GAAP)	6.9%		2.1%		4.0%
Vol/Mix	(3.2)pp		(3.3)pp		(3.2)pp
Pricing	10.1		5.4		7.2
(1)Refer to the Non-GAAP Financial Measures section above for additional information.

Net revenue increase of 4.5% was driven by our underlying Organic Net Revenue growth of 4.0% and the impact of an acquisition, partially offset by unfavorable currency-related items and lapping prior-year net revenue from a short-term distributor agreement related to the sale of our developed market gum business. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was due to the benefit of carryover pricing from 2024 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2025. Higher net pricing was reflected in all regions except North America where net pricing was essentially flat. Unfavorable volume/mix was experienced across all regions, driven by volume declines reflecting pricing elasticity impacts in Europe, Latin America and AMEA, as well as soft consumption in North America. The November 1, 2024 acquisition of Evirth added incremental net revenues of $288 million for the first nine months of 2025. Refer to Note 2, Acquisitions and Divestitures, for additional information. Currency-related items decreased net revenues by $137 million, driven by unfavorable currency translation rate changes, partially offset by the impact of extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to several currencies, primarily the Argentinean peso, Mexican peso, Brazilian real, Indian rupee, Turkish lira, Australian dollar, Egyptian pound and Canadian dollar, partially offset by the strength of several currencies relative to the U.S. dollar, including the euro, Russian ruble, British pound sterling, Polish zloty and Swedish krona.

The lapping of the prior-year short-term distributor agreement related to the sale of our developed market gum business, which ended in the first quarter of 2024, resulted in a year-over-year incremental reduction in net revenue of $25 million.

Operating Income – Operating income decreased $2,138 million (45.2%) to $2,596 million in the first nine months of 2025. Adjusted Operating Income (1) decreased $1,111 million (22.5%) to $3,829 million and Adjusted Operating Income on a constant currency basis (1) decreased $1,129 million (22.9%) to $3,811 million due to the following:

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Operating Income	$2,596	$4,734	$(2,138)	(45.2)%
Simplify to Grow Program	(12)	80	(92)
Intangible asset impairment charges	33	153	(120)
Mark-to-market losses from derivatives	1,110	157	953
Acquisition-related items	(11)	(247)	236
Divestiture-related items	(7)	2	(9)
Operating income from short-term distributor agreements	—	(2)	2
Incremental costs due to war in Ukraine	1	2	(1)
European Commission legal matter	—	(3)	3
ERP System Implementation costs	111	38	73
Remeasurement of net monetary position	24	26	(2)
Impact from resolution of tax matters	(16)	—	(16)
Adjusted Operating Income (1)	$3,829	$4,940	$(1,111)	(22.5)%
Currency-related items	(18)	—	(18)
Adjusted Operating Income (constant currency) (1)	$3,811	$4,940	$(1,129)	(22.9)%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$1,939
Higher input costs	(2,964)
Unfavorable volume/mix	(638)
Lower selling, general and administrative expenses	468
Impact from acquisition	33
Lower amortization of intangible assets	13
Lower fixed asset impairment charges	20
Total change in Adjusted Operating Income (constant currency) (1)	$(1,129)
(1)Refer to the Non-GAAP Financial Measures section above for additional information.

During the first nine months of 2025, we realized higher net pricing, which was more than offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2024 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2025, was reflected across all regions except North America where net pricing was essentially flat. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were primarily due to higher cocoa, dairy, packaging, edible oils, nuts, energy and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar and grains costs. Overall, unfavorable volume/mix was experienced across all regions, reflecting pricing elasticity impacts as well as biscuit & baked snacks category softness in North America.

Total selling, general and administrative expenses decreased $228 million from the first nine months of 2024, which was driven by a number of factors noted in the table above, including in part, lapping prior-year implementation costs for the completed Simplify to Grow Program, the favorable impact from a resolution of an indirect tax matter and favorable year-over-year change in divestiture-related items, which were offset by an unfavorable currency-related impact to expenses, an unfavorable year-over-year change in acquisition-related items, higher costs incurred for the ERP System Implementation program and the impact from an acquisition. Excluding these net unfavorable factors, selling, general and administrative expenses decreased $468 million from the first nine months of 2024. The decrease was driven primarily by lower advertising and consumer promotion costs and lower overhead costs.

Currency-related items increased operating income by $18 million, due to favorable currency translation rate changes and the impact of extreme pricing in Argentina. Favorable currency translation rate changes were primarily due to the strength of several currencies relative to the U.S. dollar, including the Russian ruble, euro and British pound sterling, partially offset by the strength of the U.S. dollar relative to several currencies, including the Mexican peso, Brazilian real, Australian dollar, Swiss franc and Indian rupee.

Operating income margin decreased from 17.6% in the first nine months of 2024 to 9.3% in the first nine months of 2025. The decrease in operating income margin was driven primarily by lower Adjusted Operating Income margin, an unfavorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, an unfavorable year-over-year change in acquisition-related items and higher costs incurred for the ERP System Implementation program, partially offset by lower intangible asset impairment charges and lapping prior-year costs for the completed Simplify to Grow Program. Adjusted Operating Income margin decreased from 18.4% for the first nine months of 2024 to 13.7% for the first nine months of 2025. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing, lower advertising and consumer promotion costs, lower manufacturing costs driven by productivity and lower overhead costs.

Income Taxes – Our effective tax rate for the nine months ended September 30, 2025, was 24.9% as compared to 26.9% for the nine months ended September 30, 2024. The decrease in our year-to-date effective tax rate was primarily driven by tax benefits related to the provision for final 2024 tax return filings, the tax treatment of certain foreign pension assets, and the release of liabilities for uncertain tax positions due to audit developments and statute of limitation expirations in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,786 million decreased by $1,080 million (37.7%) in the first nine months of 2025. Diluted EPS attributable to Mondelēz International was $1.37 in the first nine months of 2025, down $0.75 (35.4%) from the first nine months of 2024. Adjusted EPS (1) was $2.20 in the first nine months of 2025, down $0.51 (18.8%) from the first nine months of 2024. Adjusted EPS on a constant currency basis (1) was $2.18 in the first nine months of 2025, down $0.53 (19.6%) from the first nine months of 2024.

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.37	$2.12	$(0.75)	(35.4)%
Simplify to Grow Program	(0.01)	0.05	(0.06)
Intangible asset impairment charges	0.02	0.08	(0.06)
Mark-to-market losses from derivatives	0.68	0.09	0.59
Acquisition-related items	0.01	(0.13)	0.14
Divestiture-related items	—	(0.05)	0.05
ERP System Implementation costs	0.06	0.02	0.04
Remeasurement of net monetary position	0.02	0.02	—
Impact from pension participation changes	0.20	—	0.20
Impact from resolution of tax matters	(0.02)	—	(0.02)
Initial impacts from enacted tax law changes	—	0.01	(0.01)
(Gain)/loss on equity method investment transactions	(0.13)	0.50	(0.63)
Adjusted EPS (1)	$2.20	$2.71	$(0.51)	(18.8)%
Currency-related items	(0.02)	—	(0.02)
Adjusted EPS (constant currency) (1)	$2.18	$2.71	$(0.53)	(19.6)%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Decrease in operations	$(0.63)
Impact from acquisitions	0.02
Change in benefit plan non-service income	(0.01)
Change in interest and other expense, net	(0.05)
Change in income taxes	0.07
Change in shares outstanding	0.07
Total change in Adjusted EPS (constant currency) (1)	$(0.53)
(1)Refer to the Non-GAAP Financial Measures section above for additional information. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the nine months ended September 30, 2025, taxes for the: Simplify to Grow Program were $3 million, intangible asset impairment charges were $(9) million, mark-to-market losses from derivatives were $(223) million, acquisition-related items were $19 million, ERP System Implementation program were $(28) million, remeasurement of net monetary position were zero, impact from pension participation changes was $(87) million, impact from resolution of tax matters was $10 million and gain on equity method investment transactions was zero.
•For the nine months ended September 30, 2024, taxes for the: Simplify to Grow Program were $(19) million, intangible asset impairment charges were $(40) million, mark-to-market losses from derivatives were $(28) million, acquisition-related items were $67 million, divestiture-related items were zero, ERP System Implementation program were $(8) million, remeasurement of net monetary position were zero, initial impacts from enacted tax law changes were $12 million and loss on equity method investment transactions was zero.

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

Our reconciliation of segment net revenues and earnings to consolidated financial statement totals were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net revenues:
Latin America	$1,238	$1,204	$3,635	$3,755
AMEA	2,017	1,851	5,854	5,388
Europe	3,674	3,323	10,636	9,565
North America	2,815	2,826	7,916	8,129
Net revenues	$9,744	$9,204	$28,041	$26,837
Segment operating income:
Latin America	$147	$125	$419	$426
AMEA	199	335	813	1,036
Europe	275	605	1,251	1,746
North America	547	918	1,486	2,012
Mark-to-market losses from derivatives	(348)	(710)	(1,110)	(157)
General corporate expenses	(44)	(78)	(156)	(212)
Amortization of intangible assets	(32)	(40)	(107)	(115)
Acquisition-related costs	—	(2)	—	(2)
Operating income	$744	$1,153	$2,596	$4,734

Latin America

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$1,238	$1,204	$34	2.8%
Segment operating income	147	125	22	17.6%

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$3,635	$3,755	$(120)	(3.2)%
Segment operating income	419	426	(7)	(1.6)%

Three Months Ended September 30:

Net revenues increased $34 million (2.8%), due to higher net pricing (8.7 pp), partially offset by unfavorable volume/mix (4.0 pp) and an unfavorable impact of currency-related items (1.9 pp). Higher net pricing, net of extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Brazil, Argentina and Mexico. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts, primarily in Argentina. Overall, unfavorable volume/mix was driven by declines in refreshment beverages, biscuits & baked snacks and candy, partially offset by gains in chocolate, grocery & cheese and gum. Currency-related items were unfavorable due to currency translation rate changes, partially offset by the impact of extreme pricing in Argentina. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to a few currencies in the region, primarily the Argentinean peso, partially offset by the strength of several currencies relative to the U.S. dollar, including the Brazilian real and Mexican peso.

Segment operating income increased $22 million (17.6%), primarily due to higher pricing, lower advertising and consumer promotion costs, a favorable impact from the resolution of an indirect tax matter, lower manufacturing costs driven by productivity and lower other selling, general and administrative expenses. These favorable items were partially offset by higher raw material costs, unfavorable volume/mix and higher costs incurred for the ERP System Implementation program.

Nine Months Ended September 30:

Net revenues decreased $120 million (3.2%), due to an unfavorable impact of currency-related items (7.9 pp) and unfavorable volume/mix (2.8 pp), partially offset by higher net pricing (7.5 pp). Currency-related items were unfavorable due to currency translation rate changes, partially offset by the impact of extreme pricing in Argentina. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to most currencies in the region, including the Argentinean peso, Mexican peso and Brazilian real. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts, primarily in Argentina and Mexico. Overall, unfavorable volume/mix was driven by declines in refreshment beverages, candy, biscuits & baked snacks and cheese & grocery, partially offset by gains in chocolate and gum. Higher net pricing, net of extreme pricing in Argentina, was driven by input cost-driven pricing actions and reflected across all categories, primarily in Brazil, Argentina and Mexico.

Segment operating income decreased $7 million (1.6%), primarily due to higher raw material costs, unfavorable volume/mix, higher costs incurred for the ERP System Implementation program, unfavorable currency-related items and higher other selling, general and administrative expenses. These unfavorable items were mostly offset by higher pricing, lower manufacturing costs driven by productivity, lower advertising and consumer promotion costs, lower acquisition-related items, a favorable impact from the resolution of an indirect tax matter, lower losses on remeasurement of net monetary position in highly inflationary countries and lapping prior-year costs for the completed Simplify to Grow program.

AMEA

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$2,017	$1,851	$166	9.0%
Segment operating income	199	335	(136)	(40.6)%

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$5,854	$5,388	$466	8.6%
Segment operating income	813	1,036	(223)	(21.5)%

Three Months Ended September 30:

Net revenues increased $166 million (9.0%), due to higher net pricing (9.3 pp) and the impact of an acquisition (4.7 pp), partially offset by unfavorable volume/mix (4.0 pp) and unfavorable currency translation rate changes (1.0 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. The November 1, 2024 acquisition of Evirth added incremental net revenues of $87 million (constant currency basis) in the third quarter of 2025. Unfavorable volume/mix reflected pricing elasticity impacts, driven by declines in chocolate, gum, refreshment beverages and biscuits & baked snacks, partially offset by gains in cheese & grocery and candy. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to several currencies in the region, primarily the Indian rupee, Australian dollar and Vietnam dong.

Segment operating income decreased $136 million (40.6%), primarily due to higher raw material costs, unfavorable volume/mix, higher acquisition-related items and higher intangible asset impairments. These unfavorable items were partially offset by higher net pricing, lower advertising and consumer promotion costs, lower manufacturing costs driven by productivity and the impact from our Evirth acquisition.

Nine Months Ended September 30:

Net revenues increased $466 million (8.6%), due to higher net pricing (7.3 pp) and the impact of an acquisition (5.4 pp), partially offset by unfavorable volume/mix (2.3 pp) and unfavorable currency translation rate changes (1.8 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. The November 1, 2024 acquisition of Evirth added incremental net revenues of $288 million (constant currency basis) in the first nine months of 2025. Unfavorable volume/mix reflected pricing elasticity impacts, driven by declines in chocolate and refreshment beverages, partially offset by gains in cheese & grocery, gum, candy and biscuits & baked snacks. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to several currencies in the region, including the Indian rupee, Australian dollar, Egyptian pound, Vietnam dong, Chinese yuan, New Zealand dollar and Nigerian naira.

Segment operating income decreased $223 million (21.5%), primarily due to higher raw material costs, unfavorable volume/mix, higher acquisition-related items, unfavorable currency translation rate changes and higher intangible asset impairment costs. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs driven by productivity, lower advertising and consumer promotion costs, the impact from our Evirth acquisition, lower fixed asset impairments and lapping prior-year costs for the completed Simplify to Grow program.

Europe

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$3,674	$3,323	$351	10.6%
Segment operating income	275	605	(330)	(54.5)%

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$10,636	$9,565	$1,071	11.2%
Segment operating income	1,251	1,746	(495)	(28.4)%

Three Months Ended September 30:

Net revenues increased $351 million (10.6%), due to higher net pricing (12.6 pp) and favorable currency translation rate changes (5.5 pp), partially offset by unfavorable volume/mix (7.5 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories except cheese & grocery. Favorable currency translation rate changes reflected the strength of most currencies across the region relative to the U.S. dollar, primarily the euro, Russian ruble, British pound sterling, Polish zloty and Swedish krona. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts. Overall, unfavorable volume/mix was driven by declines in chocolate, gum, biscuits & baked snacks and candy, partially offset by gains in cheese & grocery and refreshment beverages.

Segment operating income decreased $330 million (54.5%), primarily due to higher raw material costs, unfavorable volume/mix and higher other selling, general and administrative expenses. These unfavorable items were partially offset by higher net pricing, lower intangible asset impairment charges, lower advertising and consumer promotion costs, lower manufacturing costs driven by productivity, favorable currency translation rate changes, lower acquisition-related items and lower costs incurred for the ERP System Implementation program.

Nine Months Ended September 30:

Net revenues increased $1,071 million (11.2%), due to higher net pricing (13.2 pp) and favorable currency translation rate changes (2.8 pp), partially offset by unfavorable volume/mix (4.5 pp) and lapping the prior-year net revenue from a short-term distributor agreement (0.3 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable currency translation rate changes reflected the strength of most currencies across the region relative to the U.S. dollar, primarily the euro, Russian ruble, British pound sterling, Polish zloty and Swedish krona. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts. Overall, unfavorable volume/mix was driven by declines in chocolate, candy, gum and refreshment beverages, partially offset by gains in biscuits & baked snacks and cheese & grocery. The lapping of the prior-year short-term distributor agreement related to the sale of our developed market gum business, which ended in the first quarter of 2024, resulted in a year-over-year incremental reduction in net revenue of $25 million.

Segment operating income decreased $495 million (28.4%), primarily due to higher raw material costs, unfavorable volume/mix and higher other selling, general and administrative expenses. These unfavorable items were partially offset by higher net pricing, lower intangible asset impairment charges, lower advertising and consumer promotion costs, lower manufacturing costs driven by productivity, favorable currency translation rate changes, lapping prior-year costs for the completed Simplify to Grow program, lower fixed asset impairment charges, lower acquisition-related items and lower divestiture-related costs.

North America

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$2,815	$2,826	$(11)	(0.4)%
Segment operating income	547	918	(371)	(40.4)%

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$7,916	$8,129	$(213)	(2.6)%
Segment operating income	1,486	2,012	(526)	(26.1)%

Three Months Ended September 30:

Net revenues decreased $11 million (0.4%), due to unfavorable volume/mix (1.8 pp) and unfavorable currency translation rate changes (0.1 pp), partially offset by higher net pricing (1.5 pp). Unfavorable volume/mix was driven by declines in biscuits & baked snacks and candy, primarily due to soft consumption in the U.S., partially offset by a gain in chocolate. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to the Canadian dollar. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories.

Segment operating income decreased $371 million (40.4%), primarily due to a lower year-over-year benefit from contingent consideration adjustments related to Clif Bar net of lower acquisition integration costs, higher raw material costs, unfavorable volume/mix and higher costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by lower advertising and consumer promotion costs, higher net pricing, lower manufacturing costs due to productivity, lower other selling, general and administrative expenses and lapping prior-year costs for the completed Simplify to Grow program.

Nine Months Ended September 30:

Net revenues decreased $213 million (2.6%), due to unfavorable volume/mix (2.4 pp) and unfavorable currency translation rate changes (0.2 pp), as net pricing was essentially flat for the first nine months of the year. Unfavorable volume/mix was driven by declines in biscuits & baked snacks and candy, primarily due to soft consumption in the U.S., slightly offset by a gain in chocolate. Net pricing was essentially flat as higher net pricing in chocolate and candy was offset by lower net pricing in biscuits & baked snacks. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income decreased $526 million (26.1%), primarily due to higher raw material costs, unfavorable volume/mix, a lower year-over-year benefit from contingent consideration adjustments related to Clif Bar net of lower acquisition integration costs and higher costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by lower advertising and consumer promotion costs, lower manufacturing costs due to productivity, lower other selling, general and administrative expenses and lapping prior-year costs for the completed Simplify to Grow program.

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by/(used in):
Operating activities	$2,117	$3,451
Investing activities	(930)	(1,170)
Financing activities	(1,346)	(2,558)

Net Cash Provided by Operating Activities
The reduction in net cash provided by operating activities was primarily due to lower cash-basis net earnings, combined with higher year-over-year working capital movements.

Net Cash Used in Investing Activities
The reduction in net cash used in investing activities was largely driven by net proceeds from investments in the current year as compared to net contributions in the prior year and lower capital expenditures, partially offset by lower proceeds from derivative settlements. We continue to make capital expenditures primarily to modernize manufacturing facilities, implement new product manufacturing and support productivity initiatives. We expect 2025 capital expenditures to be up to $1.3 billion, including capital expenditures in connection with funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The reduction in cash used in financing activities was primarily due to higher debt proceeds combined with lower debt repayments, partially offset by higher share repurchases and higher dividends paid in the first nine months of 2025 compared to the same prior year period.

Dividends
We paid dividends of $1,842 million in the first nine months of 2025 and $1,722 million in the first nine months of 2024. The third quarter 2025 dividend of $0.50 per share, declared on July 29, 2025 for shareholders of record as of September 30, 2025, was paid on October 14, 2025. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Guarantees
As discussed in Note 10, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of September 30, 2025 and December 31, 2024, we had no material third-party guarantees recorded on our condensed consolidated balance sheets. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet our short-term working capital or other financing needs.

At its December 2024 meeting, the Board of Directors approved a new $4 billion long-term financing authorization that replaced the prior long-term financing authorization of $2 billion. As of September 30, 2025, $2.4 billion of the long-term financing authorization remained available.

Our total debt was $21.3 billion as of September 30, 2025 and $17.7 billion as of December 31, 2024. Our debt-to-capitalization ratio was 0.45 at September 30, 2025 and 0.40 at December 31, 2024. At September 30, 2025, the weighted-average term of our outstanding long-term debt was 7.4 years. Our average daily commercial paper borrowings outstanding were $2.2 billion in the first nine months of 2025 and $1.0 billion in the first nine months of 2024.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 74.3% (or $20.8 billion) of the $28.0 billion of consolidated net revenue for the nine months ended September 30, 2025. The operations held by MIHN represented approximately 96.2% (or $25.2 billion) of the $26.2 billion of consolidated net assets as of September 30, 2025.

Refer to Note 7, Debt and Borrowing Arrangements, for additional information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the first nine months of 2025, the primary drivers of the increase in our aggregate commodity costs were higher cocoa, dairy, packaging, edible oils, nuts, energy and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar and grains costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

A number of external factors such as the current macroeconomic environment, including global inflation, effects of geopolitical uncertainty, climate, weather and other conditions affecting plant health and crop yield, commodity, transportation and labor market conditions, exchange rate volatility and the effects of local and global regulations, including trade policies, governmental agricultural or other programs affect the availability and cost of raw materials and agricultural materials used in our products. In particular, the supply of cocoa is exposed to many of these factors, including climate change, weather and other events affecting plant health and crop yield, local regulations in cocoa-producing countries, and global regulations such as the EU Deforestation Regulation (which requires companies to ensure that the products they place on the EU market or export from it are not associated with deforestation). These factors could impact the supply of cocoa, which could potentially limit our ability to produce our products and significantly impact profitability.

During the first nine months of 2025, price volatility and the higher aggregate cost environment increased due to international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, while we expect cocoa costs to be lower in 2026 compared to the current year, we expect to continue to face elevated cocoa costs as compared to historical levels in the near- and medium-term due to these factors. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant adverse impact on our profitability.

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

Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management, including for future operations, capital expenditures or share repurchases; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief or expectation; and any statements of assumptions underlying any of the foregoing or other future events. Forward-looking statements may include, among others, the words, and variations of words, “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “drive,” “seek,” “aim,” “target,” "remain," “potential,” “commitment,” “outlook,” “continue” or any other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control and are amplified by ongoing macroeconomic volatility and uncertainty, including current and potential trade and tariff actions affecting the countries where we operate. Important factors that could cause our actual results or performance to differ materially from those contained in or implied by our forward-looking statements include, but are not limited to, the following:
•weakness and/or volatility in macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions by governments in response to inflation) and the instability of certain financial institutions;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2025. There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2025 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (4)
July 1-31, 2025	1,539,955	$65.16	1,534,753	$7,334
August 1-31, 2025	2,226,530	62.88	2,225,557	7,194
September 1-30, 2025	283	62.37	—	7,194
For the Quarter Ended September 30, 2025	3,766,768	63.81	3,760,310

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 5,202 shares, 973 shares and 283 shares for the fiscal months of July, August and September 2025, respectively.
(2)Effective January 1, 2025, our Board of Directors authorized a program for the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027, excluding excise taxes. During the nine months ended September 30, 2025, we repurchased $1.8 billion and, as of September 30, 2025, we had approximately $7.2 billion of share repurchase authorization remaining. See related information in Note 11, Shareholders' Equity.
(3)Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.
(4)Dollar values stated in millions.

Item 5. Other Information.

(c) Insider Trading Arrangements
On September 12, 2025, Gustavo Valle, Executive Vice President, North America, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “10b5-1 Plan”). The 10b5-1 Plan provides for (i) the potential exercise of vested stock options and the associated sale of up to 69,520 shares of our common stock and (ii) the sale of up to 3,000 shares of our common stock over a period ending on August 31, 2026 subject to certain conditions.

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
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

October 28, 2025

