Form 10-K
period 2025-12-31
Mondelez International, Inc.
filed 2026-02-04
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2025, was $87.1 billion. At January 30, 2026, there were 1,281,845,669 shares of the registrant’s Class A Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 20, 2026 are incorporated by reference into Part III hereof.

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
•restructuring actions and other transformation initiatives not yielding the anticipated benefits;
•changes in the assumptions on which restructuring actions or other transformation initiatives are based;
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

PART I
Item 1. Business.

General

Mondelēz International’s purpose is to empower people to snack right. We sell our products in over 150 countries around the world. We are one of the world’s largest snack companies with global net revenues of $38.5 billion and net earnings of $2.5 billion in 2025. Our core business is making and selling chocolate, biscuits and baked snacks. We also have additional businesses in adjacent, locally relevant categories including gum & candy, cheese & grocery and powdered beverages. Our portfolio includes iconic global and local brands such as Oreo, Ritz, LU, Clif Bar and Tate’s Bake Shop biscuits and baked snacks, as well as Cadbury Dairy Milk, Milka and Toblerone chocolate.

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

Our plan to drive long-term growth includes four strategic priorities:

•Accelerate consumer-centric growth. Our consumers are the reason we want to be the best snacking company in the world, and we put them at the heart of everything we do. With our consumers in mind, we are focused on accelerating and increasing our focus on chocolate, biscuits and baked snacks by investing in both our global and local brands. We are working to deliver multi-category growth in key geographies, expand our presence in high growth channels and increase our presence in under-represented segments and price tiers. As demands on consumers’ time increase and consumer eating habits evolve, we aim to meet consumers' snacking needs. We plan to test, learn and scale new product offerings quickly to meet diverse and evolving global and local snacking demand.

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

•Scale sustainable snacking. We continue to focus significant efforts to drive progress against our core initiatives for more sustainable and mindful snacking. We have a clear strategic approach to focus on the areas where we believe we can drive the most impact with a sustainable snacking strategy, with environmental, social and governance (“ESG”) goals and initiatives that include significant involvement and oversight by our leadership and Board of Directors. This includes ongoing efforts to sustainably source key ingredients, reduce our end-to-end environmental impact and enhance our processes and packaging to reduce waste and promote recycling. Please refer to our Sustainability and Mindful Snacking section below for additional information.

We run our business with a long-term perspective and we believe the successful delivery of our strategic plan will drive consistent top- and bottom-line growth and enable us to create long-term value for our shareholders.

Global Operations

We sell our products in over 150 countries and have operations in approximately 80 countries, including 145 principal manufacturing and processing facilities across 49 countries. The portion of our net revenues generated outside the United States was 75.8% in 2025, 74.0% in 2024 and 73.4% in 2023. For more information on our U.S. and non-U.S. operations, refer to Note 18, Segment Reporting; on our manufacturing and other facilities, refer to Item 2, Properties; and on risks related to our operations outside the United States, refer to Item 1A, Risk Factors.

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

Please refer to Note 18, Segment Reporting and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Customers

We generally sell our products to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. We also sell products directly to businesses and consumers through various pure play e-retail platforms, retailer digital platforms, our direct-to-consumer websites and social media platforms. No single customer accounted for 10% or more of our net revenues from continuing operations in 2025. For a discussion of long-term demographics, consumer trends and demand, refer to Business Trends within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Research, Development and Innovation

Our innovation and new product development objectives include growth through new products, superior consumer satisfaction, reduced production costs and continuous improvement in food safety and quality. We have established a robust framework for innovation to drive a technology pipeline supporting the creation of new product bundles across short-, medium- and long-term horizons. These bundles enhance our portfolio to address evolving consumer preferences, market trends and nutritional needs, as well as reduce our environmental impact. We work to test and learn new ideas and implement successful ones into other areas of our business. To drive growth, creativity, greater effectiveness, improved efficiency and accelerated project delivery, we are focusing our technical research and development resources at technical centers around the globe. In 2025, we further enhanced these capabilities through the expansion of our R&D Innovation and Consumer Research Centers as well as collaborative programs that support early-stage ideation and experimentation to challenge traditional product development.

Mindful snacking and sustainability are a significant focus of our current research and development initiatives. We work to introduce new varieties of our core products, including new taste or nutrition profiles that cater to evolving consumer preferences, such as the launch of co-branded chocolate innovations combining Biscoff with Cadbury Dairy Milk, Milka and other key brands in Europe as well as zero sugar Bournvita in India. Additionally, we continue to expand our portfolio of cakes and pastries in new markets and with updated formats including Oreo cakester line extensions and Milka and Lacta croissants in Europe and Brazil, respectively.

Our dedicated innovation and venture hub, SnackFutures, is specifically tailored to leverage emerging consumer trends and growth opportunities in mindful snacking. The core objectives of this group are aligned with three key strategic areas: invent new brands and businesses, invest in early-stage entrepreneurs and amplify SnackFutures’ influence through the CoLab start-up engagement and mentoring programs built to equip start-ups with essential tools, technologies and expertise that can help them learn, grow and succeed.

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

A number of external factors such as the current macroeconomic environment, including global inflation and the effects of geopolitical uncertainty, climate, weather and other conditions affecting plant health and crop yield, commodity, transportation and labor market conditions, exchange rate volatility and the effects of global and local regulations, including trade policies, governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, such as dairy, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs.

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

Workforce Profile: At December 31, 2025, we had approximately 91,000 employees. At December 31, 2025, our workforce was composed of approximately 12,000 U.S. employees and approximately 79,000 employees outside the United States, with employees represented by labor unions or workers’ councils representing approximately 22% of our U.S. employees and approximately 56% of our employees outside the United States.

Workplace Safety and Wellness: We seek to promote a strong culture of safety and prioritize keeping our employees, contractors and visitors safe. To accomplish this, we employ comprehensive health, safety and environment management policies and standards throughout the organization. In addition, we strive to continuously improve our work processes, tools and metrics to mitigate and prevent workplace injuries and enhance safety.

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

We invest in our employees through training and development programs, on the job experiences, coaching, as well as tuition reimbursement, for a majority of our employees in the United States to promote continued professional growth. We provide access to technical and leadership development programs to enable colleagues to grow skills and capabilities to become more successful. We also have dedicated talent programs that support and accelerate leadership development and strengthen our succession plans. We have expanded and increased global participation in our Talent Marketplace, a development solution that helps connect employees to short-term ‘gig’ opportunities. Additionally, coaching, mentoring and team-based development solutions are provided to colleagues to support leadership, team effectiveness and performance.

Culture and Employee Engagement: We believe that a diverse workforce with a range of experiences and perspectives is a significant driver of sustainable innovation and growth. We continue to focus on creating an inclusive culture for employees, providing employees with opportunities through our development programs and policies. We believe a culture where employees feel heard and managers take action is key to building a highly-engaged workforce that can deliver sustainable business growth. We conduct confidential engagement surveys of our global workforce annually that are administered and analyzed by an independent third party. Aggregate survey results include external benchmark comparisons and are reviewed by executive officers and the Board of Directors. Based on the results, we create action plans at global, regional, functional and managerial levels. By acting on results both at an aggregate enterprise level and a department/business/work group level, we have been able to enhance our culture and improve our overall engagement.

Total Rewards: As part of our total rewards philosophy, we aim to offer competitive compensation and benefits to attract and retain top talent. Our compensation programs are designed to reinforce our growth agenda and talent strategy as well as drive a strong connection between the contributions of our employees and their pay. We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees. Further, to foster a strong sense of ownership and align the interests of employees with shareholders, we grant stock-based incentives to many senior-level employees.

We also continue to evolve our programs to meet our employees’ health and wellness needs. We provide access to medical and welfare benefits and offer programs to employees that support work-life balance, including paid parental leave. Additionally, we offer physical and mental health resources, including employee assistance programs, to our global employees.

We are committed to equal pay for equal work, regardless of personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider various factors such as an employee’s role and experience, job location and performance. We also regularly review our compensation practices to promote fair and equitable pay.

With the support of an independent third-party consultant in this field, we conduct global pay equity reviews for salaried employees based on gender and, in the United States, race (as permitted by local country law). Our last global analysis in 2025 encompassed 78 countries and approximately 36,000 employees. From this analysis, our pay gap between male and female employees was less than 1% when performing substantially similar work at Mondelēz. In the United States, we also review pay for salaried employees in the same pay grade by race/ethnicity (Asian, Black and Hispanic). The 2025 independent analysis found no systemic issues and no negative pay gap between non-white and white employees when performing substantially similar work at Mondelēz.

Sustainability and Mindful Snacking

Snacking Made Right is the lens through which we determine our ESG priorities to deliver on our mission of leading the future of snacking by offering the right snack, for the right moment, made the right way. We have a defined strategic approach to making snacking right, so we can drive innovative, more sustainable business growth.

We focus on key areas where we believe we can deliver greater long-term growth while having a positive impact. Our strategy and goals in these key focus areas are part of supporting our growth around the world and underpinned by our focus on promoting a culture of safety, quality and inclusivity. Our goals include more sustainable sourcing of key ingredients, reducing our environmental footprint, promoting the rights of people across our value chain, and evolving our portfolio to offer a broader range of high-quality snacks addressing consumer needs while encouraging consumers to snack mindfully.

The Governance, Membership and Sustainability Committee of our Board of Directors oversees our ESG policies and programs related to corporate citizenship, social responsibility, and public policy issues significant to us such as sustainability and environmental responsibility; food labeling, marketing and packaging; philanthropic and political activities and contributions; and Board of Directors’ ESG education and capabilities. The People and Compensation Committee of our Board of Directors oversees our human capital priorities, as well as workplace safety and employee wellness, pay equity, talent sourcing strategies, talent management and development programs and KPIs for incentive plans. The Audit Committee of our Board of Directors oversees our safety priorities, goals and performance, as well as our ESG-related disclosures in SEC filings, including controls and assurance. Our ESG goals are part of our risk and strategic planning processes and are also embedded across our organization and within our annual incentive compensation program for our leadership. Business leadership teams and our Board of Directors regularly review progress toward these programs and priorities.

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

Regulation

Our food products and ingredients are subject to local, national and multinational laws and regulations related to labeling; claims; packaging; production, sale and distribution; quality and safety; marketing and advertising; and related areas. In addition, various jurisdictions regulate our operations by licensing and inspecting our manufacturing plants and facilities, enforcing standards for select food products, grading food products, and regulating trade practices related to the sale and pricing of our food products. Many of the food commodities we use in our operations are subject to government agricultural policy and intervention. These policies have substantial effects on prices and supplies and are subject to periodic governmental and administrative review.

Examples of laws and regulations that affect our business include, without limitation, workplace safety regulations; selective food taxes; data privacy and cybersecurity; ingredient, product, processing or other food-related restrictions, labeling requirements such as front-of-pack labeling based on nutrient profiles or environmental claims; sales, media, or marketing restrictions such as those on promotions or advertising products with certain nutrient profiles on certain channels or platforms or during certain hours of the day; sanctions; export controls on sales or sourcing of raw materials; cross-border trade concessions or border barriers; corporate tax policies of the United States and other countries; and packaging taxes. In addition, many Member States in the European Union have implemented extended producer responsibility (“EPR”) policies as part of national packaging waste policies that make manufacturers responsible for the cost of recycling food and beverage packaging after consumers use it. These range from mandatory regulations to voluntary agreements between government and industry to voluntary industry initiatives. In addition, the European Union has adopted its Packaging and Packaging Waste Directive. EPR policies are being implemented or contemplated in other jurisdictions around the world, including India, Vietnam and certain states in the United States. Single-use plastic bans or plastic taxes are being implemented or considered in Europe as well as countries in Southeast Asia.

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

Differences in government measures and/or uneven enforcement of similar measures across jurisdictions could impact our operations.

We continue to monitor developments in laws and regulations. Also refer to Item 1A, Risk Factors for additional information.

Information about our Executive Officers

The following are our executive officers as of February 4, 2026:

Name	Age	Title
Dirk Van de Put	65	Chief Executive Officer
Luca Zaramella	56	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Deepak D. Iyer	58	Executive Vice President and President, Asia Pacific, Middle East and Africa
Volker Kuhn	58	Executive Vice President and President, Europe
Stephanie Lilak	56	Executive Vice President and Chief People Officer
Mariano C. Lozano	59	Executive Vice President and President, Latin America
Martin Renaud	58	Executive Vice President , Chief Marketing and Sales Officer
Laura Stein	64	Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary
Gustavo C. Valle	61	Executive Vice President and President, North America

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

Mr. Zaramella became Executive Vice President, Chief Operating Officer and Chief Financial Officer in February 2026. He previously served as Executive Vice President and Chief Financial Officer from August 2018 to February 2026 and as Senior Vice President Corporate Finance, CFO Commercial and Treasurer from June 2016 to July 2018. He also served as Interim Lead Finance North America from April to November 2017. Prior to that, he served as Senior Vice President and Corporate Controller from December 2014 to August 2016 and Senior Vice President, Finance of Mondelēz Europe from October 2011 to November 2014. Mr. Zaramella joined Mondelēz International in 1996.

Mr. Iyer became Executive Vice President and President, Asia Pacific, Middle East and Africa in June 2023. He previously served as President India from August 2016 to June 2023. Prior to that, Mr. Iyer held various leadership positions of increasing responsibility at PepsiCo, Wrigley India Pvt Ltd and Bharti AXA General Insurance Company, India. Mr. Iyer joined Mondelēz International in 2016.

Mr. Kuhn became Executive Vice President and President, Mondelēz Europe in April 2025. He previously served as President, Hygiene at Reckitt Benckiser Group Plc, a global consumer products company, from May 2021 until December 2024, and as Chief Transformation Officer from January 2020 until April 2021. Prior to joining Reckitt, Mr. Volker spent 26 years at Procter & Gamble, a global consumer products company, holding positions of increasing responsibility in finance, marketing, business development and general management.

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

Mr. Lozano became Executive Vice President and President, Latin America in April 2022. Prior to joining Mondelēz International, Mr. Lozano spent more than 21 years at Danone SA, a global food and beverage company, in a variety of roles with increasing responsibility. Most recently, he served as CEO at Danone North America from January 2014 to July 2016 and from September 2017 to December 2020.

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

Available Information
Our Internet address is www.mondelezinternational.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the the Exchange Act, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). Our filings with the SEC can be accessed by visiting www.sec.gov or our website: ir.mondelezinternational.com/sec-filings. The information on our web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 1A. Risk Factors.

You should carefully read the following discussion of significant factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The events and consequences discussed in these risk factors could materially and adversely affect our business, operating results, liquidity and financial condition. While we believe we have identified and discussed below the key risk factors affecting our business, these risk factors do not identify all the risks we face, and there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may have a material adverse effect on our business, performance or financial condition in the future. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

In addition to the effects of ongoing macroeconomic volatility and uncertainty, including current and potential trade and tariff actions affecting the countries where we operate and resulting impacts on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from these actions may give rise to or amplify many of these risks discussed below.

Strategic and Operational Risks

Commodity and other input prices are volatile and may increase or decrease significantly or availability of commodities may become constrained.

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, edible oils, sugar and other sweeteners, flavoring agents and nuts. In addition, we purchase and use significant quantities of product packaging materials, natural gas, fuel and electricity for our factories and warehouses, and we also incur expenses in connection with labor and the transportation and delivery of our products. Costs of raw materials, energy and other supplies and services are volatile and fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources; tariffs or other trade barriers; currency fluctuations; geopolitical conditions or conflicts (including the ongoing war in Ukraine and international sanctions imposed on Russia for its invasion of Ukraine, conflicts in the Middle East, rising tensions between China and Taiwan and recent geopolitical developments in Venezuela); inflationary pressures related to domestic and global economic conditions or supply chain issues; transportation and labor disruptions; government intervention to introduce living income premiums or similar requirements; changes in environmental or trade policy and regulations, alternative energy and agricultural programs; severe weather; agricultural productivity; animal and crop disease or pests; water risk; health pandemics; forest fires and other natural disasters; acts of terrorism; geopolitical regional conflicts; cybersecurity incidents; supplier capacity; and consumer or industrial demand. During 2025, price volatility and higher aggregate costs were driven by a confluence of factors: soaring commodity prices (especially for cocoa beans), disrupted international supply chains, labor market challenges and increased transportation and labor costs. For additional information, refer to Item 7, Commodity Trends.

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

Our efforts to monitor our exposure to commodity prices and hedge against price increases cannot fully protect us from changes in input costs, including due to factors like changing import duties and tariffs, market illiquidity, specific local regulations and downstream costs. Thus, our hedging strategies have not always protected and will not in the future always protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase or changes in the types of commodities we purchase as we continue to evolve our product and packaging portfolio could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products, including increases to cover inflation and higher input, packaging and transportation costs, may result in lower sales volumes or customer delistings, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply or availability of key commodities and necessary services like transportation may limit our ability to grow our net revenues and earnings. If our mitigation activities are not effective, if we are unable to price to cover increased costs (including if we are delayed in our ability to raise prices or unable to raise the prices of our products enough to keep up with the rate of inflation), if we must reduce our prices, if increased prices affect demand for our products (including if consumers forego purchasing certain of our products or switch to “private label” or lower-priced product offerings), if we change the recipes of some of our product offerings, or if we are limited by supply or distribution constraints, our financial condition, results of operations, cash flows, reputation and stock price can be materially adversely affected.

We are subject to risks from operating globally, including potential cost impacts of any tariffs that may be enacted by governments as well as other trade and regulatory uncertainty.

We are a global company and generated 75.8% of our 2025 net revenues, 74.0% of our 2024 net revenues and 73.4% of our 2023 net revenues outside the United States. We market our products in over 150 countries and have operations in approximately 80 countries. Therefore, we are subject to risks inherent in global operations. Those risks include:
•the imposition of increased or new tariffs, sanctions, export controls, quotas, trade barriers, labor reforms, price floors or similar restrictions on our sales or key commodities like cocoa, potential changes in U.S. trade programs and trade relations with other countries, restrictions on cross-border data transfers, or regulations, taxes or policies that affect our operations, sales or profitability. Also refer to “We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and/or other foreign governments”;
•changing macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions by governments in response to inflation), volatile commodity prices, the ongoing longer-term impact of changes in international trade policies and increases in the cost of raw and packaging materials, labor, energy and transportation;
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

Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, could require us to change the way we conduct business and adversely affect our financial condition, results of operations, reputation and our relationships with customers, suppliers and employees in the short or long term. Likewise, changes in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business.

As of January 2026, the U.S. maintains higher tariffs on imported goods (finished products and inputs) from many trading partners as compared to prior years. Some of these tariffs have increased our costs for finished products, as well as some ingredients and packaging used to produce and distribute our products. In some cases, U.S. tariff policy has also resulted in retaliatory measures on U.S. goods entering foreign markets. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. For additional information, refer to Business Trends – Trade and Regulatory Uncertainty under Management's Discussion and Analysis of Financial Condition and Results of Operations.

The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.

The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations (as discussed below in Recent Developments and Significant Items Affecting Comparability – War in Ukraine under Management’s Discussion and Analysis of Financial Condition and Results of Operations). The scope and duration of the war in Ukraine is uncertain and rapidly changing, and we are unable to predict the full extent to which the war in Ukraine will impact our business operations, financial performance, results of operations and stock price in the future. We have discontinued new capital investments and suspended our advertising spending in Russia. As the business and geopolitical environment continues to change, our operations and activity in Russia, which accounted for 3.7% of 2025 consolidated net revenues, and/or Ukraine, which accounted for 0.4% of 2025 consolidated net revenues, may decline or be further scaled back. International sanctions, export controls and other measures, including restrictions on the transfer of funds to and from Russia, that have been imposed on Russian entities, make it more difficult to operate in Russia, and failure to comply with applicable sanctions and measures could subject us to regulatory penalties and reputational risk. The war could also result in the temporary or permanent loss of assets due to expropriation or further curtailment of our ability to conduct business operations in Russia, and our Russian assets may become partially or fully impaired, or our operations may be deconsolidated in future periods, or our business operations terminated. In addition, our operations may be subject to increased disruptions to our information systems, including through network failures, malicious or disruptive software or cyberattacks by hackers, criminal groups or nation-state organizations. There is a possibility of loss of life and physical damage and destruction of property. We may not be able to operate in certain areas due to damage and safety concerns. We might also face questions or negative scrutiny from stakeholders about our operations in Russia despite our role as a food company and our public statements about Ukraine and Russia.

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

Competitor and customer pressures require that we timely and effectively respond to changes in relevant markets, including changes to distribution channels and technological developments. These pressures could affect our prices, including our ability to price in response to commodity and other cost increases. Our ability to succeed depends on our ability to adapt to changing market conditions, which includes identifying and responding to new or developing trends, technological advancements (including advancements such as artificial intelligence, machine learning and augmented reality) which are increasingly important for understanding evolving consumer preferences. Our ability to adjust distribution methods and pricing, including adapting to fluctuating inflation, new or increased tariffs, taxes and/or trade barriers, economic conditions and recessions, as well as implementing effective trade incentives is also critical to advancing our priorities. Failure in these areas could negatively impact availability of or demand for our products, our operating results, achievement of our strategic and financial goals and our ability to capitalize on new revenue or value-producing opportunities.

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

Our success depends on our ability to maintain and enhance our brands, expand within and to new geographies and new distribution platforms such as digital commerce, and evolve our portfolio with new product offerings that meet consumer needs and expectations. We seek to strengthen our brands through investments in our product quality, product renovation, innovation and marketing investments, including consumer-relevant advertising, digital communication and consumer promotions. Actual or perceived failure to effectively address the continuing global focus on well-being, including changing consumer acceptance of certain ingredients, industrial manufacturing and processing, nutritional expectations of our products, the sustainability of our ingredients, our supply chain (including human rights, deforestation, and animal welfare issues) and our packaging (including plastic packaging and its ability to be recycled and other environmental impacts) could adversely affect our brands. Increased negative attention from the media, academics and online influencers, governments, shareholders and other stakeholders in these areas as well as on the role of food marketing, our response to political and social issues or catastrophic events, and other environmental, social, human capital or governance practices could adversely affect our brand image. Undue caution or our failure to react timely in addressing these challenges and trends could weaken our competitive position. Such pressures could also lead to stricter regulations, industry self-regulation that is unevenly adopted among companies, increased transparency in public disclosures, and increased focus on food and snacking, including marketing and labeling practices. Increasing and disparate legal or regulatory restrictions on our labeling, advertising and consumer promotions, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. This includes regulations such as front-of-pack labeling and selective food taxes in multiple jurisdictions as well as age-based or location-based restrictions on sales of products with certain nutritional profiles. Moreover, adverse publicity, regulatory developments or legal action against us, our employees, licensees, or other actors in our supply chain related to product quality and safety, where and how we manufacture our products, environmental concerns including climate change and waste management, human and workplace rights across our supply chain, alleged health implications of certain food products or processing methods, labor relations, or antitrust, anti-bribery and anti-corruption compliance could damage our reputation and brand health. Such actions could undermine our customers’ and shareholders’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations. Our product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations, could also subject us to negative publicity.

In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on established and emerging social media and online platforms, digital and mobile dissemination of marketing and advertising campaigns, targeted marketing and the increasing accessibility and speed of dissemination of information. A variety of legal and regulatory restrictions as well as our own policies and participation in industry self-regulation initiatives limit how and to whom we market our products. These restrictions may limit our brand renovation, innovation, marketing and promotion plans, particularly as social media and the communications environment continue to evolve. The social media platforms we use to market our products may change their marketing rules or algorithms or may fall out of favor with certain consumer groups, and we may fail to effectively adapt our marketing strategies or may decide to no longer utilize certain platforms for marketing. We might also fail to sufficiently evolve our digital marketing efforts to effectively utilize consumer data. Negative posts or comments about Mondelēz International, our brands or our employees on social media or web sites (whether factual or not) or security breaches related to the use of our social media accounts and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. Placement of our advertisements in social media may also result in damage to our brands if the media itself experiences negative publicity. Our brands may also be associated with or appear alongside harmful content including outputs from generative artificial intelligence models. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brands, our marketing efforts might not achieve desired results and we might be required to recognize impairment charges on our brands or related intangible assets or goodwill. Third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. When consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. Third parties might also improperly use our brands as part of phishing or other scams, which could negatively affect our brand image.

We must correctly predict, identify, interpret and meet changes in consumer preferences and demand and offer new and improved products that meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify, interpret and meet the tastes, dietary habits, packaging, sales channel and other preferences of consumers around the world and to offer products that appeal to these preferences in the places and ways consumers want to shop. There may be further shifts in the relative size of shopping channels in addition to the increasing role of digital tools (including artificial intelligence and machine learning) and commerce for consumers. Our success relies upon managing this complexity to promote and bring our products to consumers effectively. Weak economic conditions, recessions, inflation, new or increased food regulation, taxes, tariffs and/or trade barriers, equity market volatility or other factors, such as global or local pandemics, geopolitical tensions, public boycotts, uncertainty regarding the availability of certain governmental subsidies available to our consumers (such as the Supplemental Nutrition Assistance Program in the U.S.), severe or unusual weather events, and our response to political and social issues or catastrophic events, may affect consumer preferences and demand in ways that are hard to predict. Failure to offer, effectively promote and deliver products that appeal to consumers or to correctly judge consumer demand for our products will impact our ability to meet our growth targets, and our sales and market share could decrease and our profitability could suffer.

We must distinguish between short-term fads and trends and long-term changes in consumer preferences. Our sales can be adversely affected when we do not accurately predict which shifts in consumer preferences or category trends will be long term or we fail to introduce new and evolved products to satisfy changing preferences. In addition, because of our varied and geographically diverse consumer base, we must be responsive to local consumer preferences, including with respect to when and how consumers snack and their desire for premium or value offerings. We must also provide an array of product formats, pack sizes and price points that satisfy the broad spectrum of consumer preferences and use marketing and advertising effectively to reach consumers at the right time with the right message. Increasing and disparate statutory or regulatory restrictions on our ingredients, labeling, advertising and consumer promotions, or our response to those restrictions, could limit our efforts to offer and deliver products that appeal to consumers. Likewise, new or increased tariffs, taxes and/or trade barriers and our response to these tariffs and/or trade barriers could limit our ability to offer and deliver our products on a cost-effective basis. Demand for our products could decrease and our profitability could suffer if we fail to expand and promote our product offerings successfully across product categories, rapidly develop products in faster growing and more profitable categories or reach consumers in efficient and effective ways leveraging data and analytics (including artificial intelligence and machine learning).

Negative perceptions concerning the health, environmental and social implications of certain food products, ingredients, additives, preservatives, packaging materials, sourcing or production methods and other company practices could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers have increasingly focused on well-being, including by reducing their consumption of sodium, processed foods and foods with added sugar, using weight-loss drugs and examining the source and authenticity of ingredients in the foods they consume. Statements by public officials relating to alleged risks associated with particular processing methods, ingredients or additives used in our products, or contaminants allegedly present in the larger food or water supply, may affect consumer preferences and/or demand for some of our products. Regulators in some jurisdictions have also imposed, or may impose, taxes or other restrictions on the manufacture, distribution or sale of food and beverage products based on their nutritional profile or inclusion of particular ingredients, which may reduce overall demand for our products. Continuing to focus on and expand our well-being offerings while evolving the ingredient and nutrition profiles of existing products is important to our growth, as is maintaining focus on ethical sourcing and supply chain management opportunities to address evolving consumer preferences. In addition, consumer preferences differ by region, and we must monitor and adjust our use of ingredients and other activities to respond to these regional preferences. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations.

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

Our use of information technology and third-party service providers exposes us to cybersecurity risks and other business disruptions.

We use information technology and third-party service providers to support our global business processes and activities. Global shared service centers managed by third parties provide a number of services important to conducting our business, including accounting, internal control, human resources and computing functions.

Continuity of business applications and services has been, and may in the future be, disrupted by events such as viruses or malware; other cybersecurity attacks; issues with or errors in systems’ maintenance or security; power outages; hardware or software failures; denial of service attacks; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Our use of technologies such as cloud-based services and applications continues to evolve, presenting new and additional risks in managing access to our data, relying on third parties to manage and safeguard data, ensuring access to our systems and availability of third-party systems.

Our use of third-party technology and business service providers may expose us to cybersecurity and privacy breaches. These can include: (1) compromises of security systems, which could involve circumvention, denial-of-service attacks, or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware, malware or cyber extortion and (2) internal threats such as employee or insider errors, malfeasance, deepfake or social engineering schemes, physical breaches or other actions or attempts to exploit vulnerabilities. These threats could result in the misuse or compromise of confidential information and Personally Identifiable Information belonging to us or our employees, customers, consumers, partners, suppliers, or government and regulatory authorities. Additionally, continued geopolitical turmoil has heightened the risk of cyberattacks. Our information security program includes capabilities designed to detect, evaluate and mitigate cyber risks against our systems or arising from third-party service providers; however, we may not be able to fully prevent or mitigate cyber threats, particularly to externally-hosted technology and business services that are beyond our control. Additionally, new initiatives, such as those related to digital commerce and direct sales, that increase the amount of confidential and personal information that we process and maintain, increase our potential exposure to a cybersecurity incident. Furthermore, the rapid evolution and increased adoption of artificial intelligence may intensify our cybersecurity risks and create new vectors of exposure. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

We continue to invest and augment our cybersecurity program and posture with enhanced identity and access management solutions, multi-factor authentication, risk-based access for remote connectivity, privileged access management, network security, backup and disaster recovery, training and awareness, in addition to advanced threat protection emanating from sophisticated, persistent and state-sponsored threat actors, further reducing our attack surface and likelihood of credential thefts and compromise. Further, we have 24/7 security operations, enhancing the monitoring and detection of threats in our environment, including the manufacturing environment and operational technologies, as well as adjusting information security controls based on our threat intelligence information. However, security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis. Further, we may not always be able to detect cyberattacks immediately, and once detected, their impact and severity may remain unclear until we have completed a full forensic investigation, which may take a significant amount of time. Taken together, these factors may prevent us from promptly providing complete, accurate and timely information about a cybersecurity incident to our customers, stakeholders, regulators and the public. Consistent with the increasing volume of cyberattacks globally, we are experiencing new and more frequent attempts by third parties to gain access to our systems, such as through increased email phishing of our workforce. Due to the constantly evolving and complex nature of cyber threat actors, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. As cyberattacks increase in frequency and magnitude around the world, we may be unable to obtain cybersecurity insurance in the amounts and on terms we view as appropriate and favorable for our operations.

We transfer data across local, regional, and national borders to conduct our operations, and we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Privacy and data protection laws may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. Our efforts to comply with multijurisdictional privacy and data protection laws and the uncertainty of new laws and regulations will likely increase the complexity of our processes and may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or be subject to litigation related to violations of existing or future data privacy laws and regulations.

We are subject to risks from unanticipated business disruptions.

We manufacture and source products and materials on a global scale. We utilize an interdependent supply chain – a complex network of suppliers and material needs, owned and leased manufacturing locations, external manufacturing partners, distribution networks, shared service delivery centers and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or are beyond our control, like weather, natural disasters, water and energy availability, supply and commodity shortages, animal or crop diseases, port congestions or delays, transport capacity constraints, terrorism, political unrest or armed hostilities, cybersecurity incidents, labor shortages, demonstrations and protests, strikes or work stoppages, new or increased tariffs and/or trade barriers, operational and/or financial instability of our key suppliers and other vendors or service providers, government shutdowns or health pandemics, including any potential impact of climate change on these factors, could damage or disrupt our operations or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners. Failure to effectively prepare for and respond to disruptions in our operations, for example, by not finding alternative suppliers or replacing capacity at key or sole manufacturing or distribution locations or by not quickly repairing damage to our information, production or supply systems, can cause delays in delivering or the inability to deliver products to our customers, and the quality and safety of our products might be negatively affected. Moreover, disputes with significant customers or suppliers, including disputes regarding pricing or performance, could adversely affect our sales, financial condition, and results of operations. The occurrence of a material or extended disruption may cause us to lose our customers’ or business partners’ confidence or suffer damage to our reputation, and long-term consumer demand for our products could decline. We use insurance to transfer our financial risk related to these exposures, but some of the risks we face are difficult or impossible to insure and the timing of insurance recoveries may not match the timing of the financial loss we incur. We are subject to risk related to operational safety, including risk of fire, explosion or accidental contamination. We could also fail to achieve our strategic objectives due to capability or technology deficiencies related to our ongoing reconfiguration of our supply chain to drive efficiencies and fuel growth. Further, our ability to supply multiple markets with a streamlined manufacturing footprint may be negatively impacted by portfolio complexity, significant changes in trade policies, changes in volume produced and changes to regulatory restrictions or labor-related or other constraints on our ability to adjust production capacity in the markets in which we operate. These events could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

We may not successfully identify, complete or manage strategic transactions.

We regularly evaluate a variety of potential strategic transactions globally, including acquisitions, divestitures, joint ventures, equity method investments and other strategic alliances that could further our strategic business objectives, and acquisitions and joint ventures are an important part of our strategy to increase our exposure to fast-growing snacking segments, fill geographic white spaces and expand into adjacent categories. Such transactions and investments present significant challenges and risks. We may not successfully identify potential strategic transactions to pursue, may not have counterparties willing to transact with us, or we may not successfully identify or manage the risks presented by these strategic transactions, or complete such transactions. Our success depends, in part, upon our ability to identify suitable transactions; negotiate favorable contractual terms; comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals that may face increased scrutiny); integrate or separate businesses; manage or achieve performance of sustainability goals and initiatives; realize the full extent of the benefits, cost savings or synergies presented by strategic transactions; offset loss of revenue associated with divested brands or businesses; effectively implement control environment processes; minimize adverse effects on existing business relationships with suppliers and customers; achieve accurate estimates of fair value; minimize potential loss of customers or key employees; and minimize indemnities and potential disputes with buyers, sellers and strategic partners. In addition, execution or oversight of strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks.

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate, as appropriate, redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate timely and ongoing compliance with applicable laws, including antitrust and competition, environmental, food safety, anti-bribery and corruption and import/export laws. Equity investments and other strategic alliances pose additional risks, as we could share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies or resources as we do, or whose interpretation of applicable policies may differ from our own. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits. Depending on the nature of the business ventures, including whether they operate globally, these ventures could also be subject to many of the same risks we are, including political, economic, regulatory and compliance risks, currency exchange rate fluctuations, and volatility of commodity and other input prices.

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

We have announced, and may from time to time announce, certain initiatives, including goals, targets and other objectives, related to sustainability matters. Our efforts to research, establish, accomplish, and accurately report on these goals, targets and other objectives do not guarantee we will ultimately achieve or maintain them and expose us to numerous operational, reputational, financial, legal and other risks. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the reliance on other value chain actors to implement the required changes, the pace of changes in technology and the availability of suppliers that can meet our sustainability and other standards. In addition, statements about our sustainability goals, targets and other objectives, and progress against those goals, targets and other objectives, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Our selection, interpretation and application of voluntary disclosure frameworks and standards may change from time to time or differ from those of others. Reporting methods for this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Further, developing and collecting, measuring and reporting sustainability-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including recent legislation in California related to reporting greenhouse gas emissions and climate-related financial risk, the SEC’s climate-related reporting requirements (which are currently suspended, pending the outcome of ongoing legal challenges), and similar proposals by other international regulatory bodies such as in the European Union, especially to the extent these standards are not harmonized or consistent.

Our business may face increased scrutiny from the investment community, customers, consumers, employees, activists, media, regulators and other stakeholders related to our sustainability initiatives, including the goals, targets and objectives that we announce, and our methodologies and timelines for pursuing them. We may be unable to satisfy all stakeholders, as they and regulators have also expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including through the enactment or pursuit of legislation or policies or challenging such initiatives. If our sustainability practices do not meet evolving investor or other stakeholder expectations and standards or if we are unable to satisfy all stakeholders, our reputation, our ability to attract or retain employees, our sales and our attractiveness as an investment, business partner or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives, to comply with ethical, environmental or other standards, regulations or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions, fines and private litigation. Even if we achieve our goals, targets and objectives, we may not realize all of the benefits that we expected at the time they were established.

Changes in weather patterns around the globe, including as a result of climate change, expose us to physical and transition risks.

Physical risks include the increasing frequency of extreme weather events and natural disasters and effects on water availability and quality and biodiversity loss. These impacts increase risks to the global food production and distribution system and to the safety and resilience of the communities where we live, work and source our ingredients, and could further decrease food security for communities around the world. Decreased agricultural productivity caused by such physical risks has limited and in the future may continue to limit the availability of the commodities we purchase and use and increase the costs of such products. These include cocoa, which is a critical raw material for our chocolate and biscuits & baked snacks portfolios that is particularly sensitive to changes in climate and has recently had a global decrease in availability and increase in price, as well as other raw materials such as dairy, wheat, vegetable oils, sugar and nuts. Weather events such as floods, severe storms or water shortages, including those partially caused or exacerbated by climate change might disrupt our business operations or those of our suppliers, their suppliers, our external manufacturing partners, distributors or other business partners and could increase our insurance and other operating costs.

Transition risks include increased focus by federal, state and local regulatory and legislative bodies globally regarding environmental policies relating to climate change, regulating greenhouse gas emissions (including carbon pricing or a carbon tax), energy policies, disclosure obligations and sustainability (including single use plastics). New legal and regulatory requirements have increased and could continue to increase our operating costs for things like energy or packaging through taxes or regulations, including payments under extended producer responsibility policies, taxes on specific packaging material types and targets to increase the use of reuse/refill delivery models. Regulations intended to reduce carbon emissions, including any actual or proposed carbon taxes, could also substantially increase our product supply chain and distribution costs. Changes we make to align ourselves with such legal or regulatory requirements may be insufficient to avoid significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. Similarly, we may incur substantial costs if such legal or regulatory requirements are subsequently reversed or modified. Concern about climate change might cause consumer preferences to switch away from products or ingredients considered to have high climate change impact and towards products that are more sustainably grown and made. We expect to incur additional costs as we evolve our portfolio and engage in due diligence, verification and reporting in connection with our sustainability initiatives. We might not effectively address increased attention from the media, shareholders, activists and other stakeholders on climate change and related environmental sustainability matters, including deforestation, land use, water use and packaging, including plastic. Those stakeholders might also have requests or proposals that are not aligned with the focus of our efforts on climate change and sustainability matters. Climate change-related impacts could also reduce demand for our products. If costs for raw materials increase or availability decreases, we raise prices for our products and our competitors respond differently to those cost or availability pressures, demand for our products and our market share could suffer. We have also experienced decreased demand for chocolate during periods when temperatures are warmer.

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

During 2025, no single customer accounted for more than 10% of our net revenues. However, there can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to a significant customer could result in a material reduction in sales or change in the mix of products we sell to the customer. This could materially and adversely affect our product sales, financial condition, results of operations, cash flows and stock price.

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

We may be unable to hire or retain and develop key personnel or a highly skilled global workforce or effectively manage changes in our workforce and respond to shifts in labor availability.

We must attract, hire, retain and develop effective leaders and a highly skilled global workforce. We compete to hire new personnel with a variety of capabilities in the many countries in which we manufacture and market our products and then to develop and retain their skills and competencies. We have experienced and could continue to experience unplanned or increased turnover of employees with key capabilities, and we could fail to develop adequate succession plans for leadership positions or hire and retain a workforce with the skills and in the locations we need to operate and grow our business. We could also fail to attract and develop personnel with key emerging capabilities that we need to continue to respond to changing consumer and customer needs and grow our business, including skills in the areas of advanced technology, artificial intelligence, machine learning, digital commerce, data analytics and supply chain expertise. Occurrence of any of these conditions could deplete our institutional knowledge base and erode our competitiveness.

We are experiencing an increasingly tight and competitive labor market and could face unforeseen challenges in the availability of labor. A sustained labor shortage or increased turnover rates within our employee base as a result of general macroeconomic factors (including high inflation and hyperinflation in certain markets), have led and in the future could continue to lead to increased costs, such as increased overtime to meet demand and increased wages to attract and retain employees. We have also been negatively affected and could continue to be negatively affected by labor shortages or constraints experienced by our partners, including our external manufacturing partners, freight providers, other strategic suppliers and distributors. Failure to maintain a highly skilled workforce and leadership team, compensate our employees competitively and fairly, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees.

We must address changes in, and that affect, our workforce and satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 56% of our 79,000 employees outside the United States and approximately 22% of our 12,000 U.S. employees. Strikes, work stoppages or other forms of labor unrest by our employees or those of our suppliers, distributors or other business partners, or situations like the renegotiation of collective bargaining agreements, have in the past and may in the future cause disruptions to our supply chain, manufacturing or distribution processes. Changes in immigration laws and policies or restrictions could make it more difficult to recruit or relocate skilled employees. We could also fail to effectively respond to evolving perceptions and goals of those in our workforce or whom we might seek to hire with respect to flexible working or other matters.

Legal and Regulatory Risks

We face risks related to complying with changes in and inconsistencies among laws and regulations in many countries in which we operate.

Our activities around the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, sourcing, packaging and waste management (including packaging containing PFAS), storage, distribution, sales, advertising, labeling and marketing, as well as intellectual property, competition, antitrust, trade and export controls, labor (including human rights), tax, social and environmental matters, privacy, data protection, machine learning and artificial intelligence, and health and safety practices. Government authorities regularly change laws and regulations, their interpretations of existing laws and regulations, and their enforcement priorities. Our failure to comply with existing laws and regulations (including allegations thereof), or to make changes necessary to comply with new or revised laws and regulations (including interpretations thereof) or evolving interpretations and application of existing laws and regulations, and differing or competing laws and regulations across the markets where our products are made, manufactured, distributed and sold, could materially and adversely affect our product sales, financial condition, results of operations and cash flows, including as a result of higher compliance costs, higher capital expenditures and higher production costs. For instance, our financial condition, results of operations and cash flows could be negatively affected by the regulatory and economic impact of changes in the corporate tax policies of the United States and other countries; tariff policies and trade relations among the United States and other countries, including China, Mexico, Canada and the European Union; and recent regulatory initiatives within the European Union, including the EU Deforestation Regulation and the Corporate Sustainability Due Diligence Directive. Furthermore, as the legal and regulatory environment for artificial intelligence and other emerging technologies continues to evolve, our compliance obligations may significantly increase our costs or limit the extent to which we are able to use these technologies. Evolving expectations on sustainability disclosures and reporting will also result in new regulatory actions. In addition, findings in studies or claims made in the media (whether or not scientifically valid) concerning the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials have resulted in and could continue to result in our being subject to new taxes and regulations or lawsuits that can adversely affect our business.

We may decide or be required to recall products or be subjected to product liability claims or litigation.

We could decide, or laws or regulations could require us, to recall products due to suspected or confirmed deliberate or unintentional product contamination, including contamination of ingredients we use in our products that third parties supply, spoilage or other adulteration, the introduction of foreign objects, food-borne illnesses, product mislabeling or product tampering. These risks could be heightened in light of increased pressure on our suppliers from supply chain challenges. Our facilities and products, and those of our suppliers, may also be subject to inspection by national, federal, state and local authorities, potentially revealing product quality or safety issues. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Any of these events could materially and adversely affect our reputation, brands, product sales, financial condition, results of operations, cash flows and stock price.

We may also suffer losses when our products or operations or those of our suppliers violate applicable laws or regulations, or when our or our suppliers’ products cause injury, illness or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or related claim or other legal judgment against us, a regulatory enforcement action, a widespread product recall or comments relating to the safety of our products could materially and adversely affect our reputation and profitability. Moreover, even if a product liability, consumer fraud or other claim, litigation or investigation has no merit, is not pursued or is unsuccessful, the negative publicity surrounding assertions against our products, processes or conduct could materially and adversely affect our reputation, brands, product sales, product inventory, financial condition, results of operations, cash flows and stock price, and we could incur significant expense responding to such a claim, litigation or investigation. For example, a purported personal injury lawsuit filed in December 2024 against a number of food companies, including us (Bryce Martinez vs. Kraft Heinz Co. Inc. et al.), alleged that certain food products we and other companies make are addictive and cause health problems. While we believe that our position is well-supported and we intend to vigorously defend ourselves, we cannot predict the outcome or the impact of such litigation or similar lawsuits on our business or reputation. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of product recalls, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.

We face risks related to legal or tax claims, litigation, investigations or other regulatory enforcement actions.

We operate around the world in environments with constantly evolving legal, tax and regulatory frameworks, and we are subject to risk of litigation, legal or tax claims, investigations, or other regulatory enforcement actions. Actions by our employees, contractors, agents or others in violation of our policies and procedures could lead to deficiencies in our internal or other controls or violations, unintentional or otherwise, of laws and regulations. We could also be subject to litigation, legal claims, investigations or regulatory actions in connection with the continued evolution of our sustainability-related initiatives. In addition, we may be impacted by litigation trends, including class action, individual or multi-jurisdiction lawsuits, or investigations or enforcement actions involving consumers, employees, shareholders or other stakeholders. For example, as a global snacking company, we are subject to increased regulatory scrutiny and face legal challenges in a variety of jurisdictions concerning the alleged health implications of certain food products and our methods in marketing those products. When litigation, legal or tax claims, investigations or regulatory enforcement actions arise out of our failure or alleged failure to comply with applicable laws, regulations or controls, we could be subject to civil and criminal penalties, and voluntary and involuntary document requests, that could materially and adversely affect our reputation, product sales, financial condition, results of operations, cash flows and stock price. Even if a claim, lawsuit, investigation, enforcement action or other action is unsuccessful, without merit or not pursued to completion, the reputational impact or cost of responding to such a claim, including expenses and management time, could adversely affect us.

We face risks related to adequately protecting our valuable intellectual property rights.

We consider our intellectual property rights (including trademarks, patents, copyrights, registered designs, proprietary trade secrets, recipes, technology and know-how) to be a material part of our business. We attempt to protect our intellectual property rights in various ways by asserting rights under applicable intellectual property laws in various countries, using licensing agreements, third-party nondisclosure, assignment and other agreements and monitoring for and enforcing against third-party misuses and infringement of our intellectual property, including in traditional retail and digital environments. We cannot be certain that the legal steps we are taking are sufficient to protect our intellectual property rights or that, notwithstanding legal protection, others do not or will not infringe or misappropriate our intellectual property rights. Our failure to obtain or adequately protect our intellectual property rights (including in response to developments in artificial intelligence technologies), or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business, financial condition and stock price.

We may be unaware of potential third-party claims of intellectual property infringement relating to our technology, brands or products. Furthermore, the use of artificial intelligence and machine learning in our operations may elevate the risk of third-party infringement claims, especially those related to our alleged unauthorized use of third-party tools, technology or content. Any litigation regarding intellectual property could be costly and time-consuming and could divert management’s and other key personnel’s attention from our business operations. Third-party claims of intellectual property infringement might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products, which could include removal of existing products from sale.

Financial Risks

We face risks related to tax matters, including changes in tax laws and rates, disagreements with taxing authorities and imposition of new taxes.

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. As a result, our effective tax rate is determined based on the income and applicable tax rates in the various jurisdictions in which we operate. Our future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates or other factors, and adverse changes in the underlying profitability or financial outlook of our operations could lead to changes in the realizability of our deferred tax assets, resulting in a change to our effective tax rate.

Changes in tax laws in the U.S. or in other countries where we have significant operations, including rate changes or corporate tax provisions that could disallow or tax perceived base erosion or profit shifting payments or subject us to new types of tax, could materially affect our effective tax rate and our deferred tax assets and liabilities. On July 4th, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”). The legislation implemented many new U.S. domestic and international tax provisions. Although the U.S. Treasury provided some clarifying guidance during 2025, it is expected they will continue to issue additional guidance in 2026. In addition, many U.S. states have not yet updated their laws to take into account the new federal legislation. It is possible that OBBBA, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.

In addition, aspects of any new or proposed changes to U.S. tax laws may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. As of December 31, 2025, numerous countries have now enacted the Organization for Economic Cooperation and Development’s model rules for a global minimum tax, with the earliest effective date being for taxable years beginning after December 31, 2023. However, on January 5, 2026, the OECD Inclusive Framework members approved changes to the model rules, including the introduction of a “side by side” rule which would exempt U.S.-parented companies from certain aspects of the global minimum tax regime. The updated model rules will need to be incorporated into local tax legislation to be effective. Important details of these minimum tax regimes are still being considered, which could increase tax uncertainty in the short term. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.

We are also subject to tax audits by governmental authorities. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liabilities, including interest and penalties.

We are subject to currency exchange rate fluctuations.

As of December 31, 2025, we sold our products in over 150 countries and had operations in approximately 80 countries. Consequently, a significant portion of our business is exposed to currency exchange rate fluctuations. Our financial position and operating results are sensitive to movements in currency exchange rates, which have recently been more volatile, because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and to pay dividends to our shareholders. In addition, movements in currency exchange rates affect transaction costs because we source product ingredients from various countries. Our efforts to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, may not be successful. We factor exchange rate impacts into our local pricing decisions, but there may be lags in implementing pricing changes due to competitive pressures or customer or regulatory constraints. We also hedge a number of risks including exposures to foreign exchange rate movements and volatility of interest rates that could impact our future borrowing costs. Hedging of these risks could potentially subject us to counter-party credit risk. In addition, local economies, monetary policies and currency hedging availability affect our ability to hedge against currency-related economic losses. We might not be able to successfully mitigate our exposure to currency risks due to factors such as continued global and local market volatility, actions by foreign governments, trade disputes, economic sanctions, political uncertainty, inflation, interest rates and limited hedging opportunities.

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

We sponsor defined benefit pension plans for a number of our employees throughout the world and also contribute to other employees’ pensions under defined benefit plans that we do not sponsor. At the end of 2025, the projected benefit obligation of the defined benefit pension plans we sponsor was $7.1 billion and plan assets were $7.8 billion.

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

We also participate in multiemployer pension plans for certain U.S. union-represented employees. As a participating employer under multiemployer pension plans, we may owe more than the contributions we are required to make under the applicable collective bargaining agreements. For example, if we partially or completely withdraw from a multiemployer pension plan, we may be required to pay a partial or complete withdrawal liability. This kind of withdrawal liability will generally increase if there is also a mass withdrawal of other participating employers or if the plan terminates. Refer to Note 10, Benefit Plans, to the consolidated financial statements for more information on our multiemployer pension plans.

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

Our Management Leadership Team, with oversight from the Board of Directors, has implemented a comprehensive cybersecurity program, including incident response process, aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework and NIST Computer Security Incident Handling Guide (NIST SP 800-61) to assess, identify, address and manage risks from cybersecurity risks that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems.

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

Management Role in Cybersecurity Risk Management
At the management level, our CISO has extensive cybersecurity knowledge and skills gained from over 20 years of work experience at Mondelēz and other major consumer goods and financial services companies. Our CISO currently reports to our Chief Information and Digital Officer and has operational responsibility for our information security programs, protections, and efforts, along with leading the team responsible for implementing, monitoring, and maintaining cybersecurity and data security strategy, policy, standards, architecture, and practices across our business. Our CISO is supported by a team of information system security and risk professionals, including regional information security officers responsible for overseeing cybersecurity strategy and operations in each business unit. Our CISO receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data security and cybersecurity risks. Our CISO updates the Management Leadership Team on these matters and works closely with Corporate and Legal Affairs to oversee compliance with legal, regulatory, and contractual security requirements.

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

We assess, identify, and manage risks from cybersecurity threats through various mechanisms, which may include tabletop exercises to test our preparedness and incident response process, business unit assessments, control gap analyses, threat modeling, penetration tests, vulnerability scanning, internal audits, and external audits of our cybersecurity program. We also leverage assessors, consultants, auditors and third-party service providers to inform our understanding of the cybersecurity threat landscape and enable risk-based measures to defend against evolving threats. Additionally, we maintain cybersecurity insurance to mitigate costs that may be associated with a cybersecurity incident.

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
•Develop governance and roles, as well as escalation paths;
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

Material Cybersecurity Risks, Threats & Incidents
We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continuously improve our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. We have not experienced a known material information security breach of our systems nor incurred material breach-related expenses over the last three years; however, there can be no guarantee that we will not be the subject of future cybersecurity threats or incidents. Additional information on cybersecurity risks we face can be found in Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.

Item 2. Properties.

On December 31, 2025, we had approximately 145 manufacturing and processing facilities in 49 countries and 101 principal distribution centers and warehouses worldwide that we owned or leased. In addition to our owned or leased properties, we also utilize a highly distributed network of warehouses and distribution centers that are owned or leased by third party logistics partners, contract manufacturers, co-packers or other strategic partners. We believe we have or will add sufficient capacity to meet our planned operating needs. It is our practice to maintain all of our plants and other facilities in good condition.

	As of December 31, 2025
	Manufacturing Facilities	Distribution and Warehouse Facilities
Latin America (1)	16	13
AMEA	48	22
Europe	61	5
North America	20	61
Total	145	101

Owned	123	12
Leased	22	89
Total	145	101

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are proud members of the Standard and Poor’s 500 and Nasdaq 100. Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “MDLZ.” At January 30, 2026, there were 31,743 holders of record of our Common Stock.

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

As of December 31,	Mondelēz International	S&P 500	Performance Peer Group
2020	$100.00	$100.00	$100.00
2021	115.87	128.71	114.42
2022	119.26	105.40	113.05
2023	132.58	133.10	111.02
2024	112.30	166.40	112.02
2025	104.41	196.16	115.27

The Mondelēz International performance peer group consists of the following companies considered our market competitors or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Danone S.A., General Mills, Inc., The Hershey Company, The Kraft Heinz Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company and Unilever PLC.

Issuer Purchases of Equity Securities
Our stock repurchase activity for each of the three months in the quarter ended December 31, 2025 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (4)
October 1-31, 2025	17,533	$62.75	—	$7,194
November 1-30, 2025	1,777,595	55.82	1,776,217	7,095
December 1-31, 2025	7,226,026	54.42	7,225,816	6,702
For the Quarter Ended December 31, 2025	9,021,154	54.71	9,002,033

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock units that vested, totaling 17,533 shares, 1,378 shares and 210 shares for the months of October, November and December 2025, respectively.
(2)Effective January 1, 2025, our Board of Directors authorized a program for the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027, excluding excise taxes. During the year ended December 31, 2025, we repurchased $2.3 billion, and as of December 31, 2025, we had approximately $6.7 billion in share repurchase authorization remaining. Refer to related information in Note 12, Capital Stock.
(3)Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.
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

For a discussion of the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023, please refer to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Trade and Regulatory Uncertainty

In many markets, including the United States, a portion of our products, including significant inputs, are imported from other jurisdictions. As of January 2026, the U.S. maintains higher tariffs on imported goods (finished products and inputs) from many trading partners as compared to prior years. Some of these tariffs have increased our costs for finished products, as well as some ingredients and packaging used to produce and distribute our products. In some cases, U.S. tariff policy has also resulted in retaliatory measures on U.S. goods entering foreign markets. For most products and materials imported to the United States from Mexico and Canada, we comply with the terms of the U.S.-Mexico-Canada Agreement and are therefore not subject to tariffs on most products and materials imported from those jurisdictions. However, the current trade environment continues to evolve rapidly and there can be no assurance that such products and materials will continue to be exempt. The implementation of additional protectionist trade measures, and any further retaliatory actions taken in response, could result in increased costs and pricing pressures, disrupt consumer spending patterns, and impact market stability and consumer confidence, any or all of which could adversely affect our operating results.

Additionally, we provide more information on risks related to trade and regulatory uncertainty in our Business Trends section and under Item 1A, Risk Factors.

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

We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations because we believe that we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions. We continue to consolidate both our Ukrainian and Russian subsidiaries. During 2025, Ukraine generated 0.4% and Russia generated 3.7% of our consolidated net revenue. The profitability of and the assets held by our Russian business continue to remain above historic levels. We cannot predict if the recent strength in our Russian business will continue in the future.

Our operations in Russia are subject to risks, including the temporary or permanent loss of assets due to expropriation or further curtailment of our ability to conduct business operations in Russia. In the event this were to occur, this could lead to the partial or full impairment of our Russian assets or deconsolidation of the operations in Russia in future periods, or the termination of and loss of revenue from our business operations, based on actions taken by Russia, other parties or us. For additional information, refer to Item 1A, Risk Factors, including the risk entitled “The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.”

Developments in the Middle East

In October 2023, conflict developed in the Middle East between Hamas and Israel, and has expanded to other parts of the region. Throughout 2024 and 2025, we experienced limited adverse sales impacts related to this conflict in certain AMEA markets, but this did not have a material impact on our business, results of operations or financial condition. We continue to evaluate the impacts of these developments, including ongoing geopolitical discussions, on our business and we cannot predict if it will have a significant impact in the future.

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

Currency-related items impacted our non-GAAP financial measures for the year ended December 31, 2025 as follows:
•Organic Net Revenue: In total, favorable currency-related items of $241 million (0.7 pp) were driven by favorable currency translation rate changes of $192 million (0.6 pp) and extreme pricing of $49 million (0.1 pp). In Emerging Markets, unfavorable currency-related items of $134 million (0.9 pp) were driven by unfavorable currency translation rate changes of $183 million (1.3 pp), partially offset by extreme pricing of $49 million (0.4 pp). In Developed Markets, favorable currency-related items of $375 million (1.7 pp) were driven by favorable currency translation rate changes.

•Adjusted Operating Income: Favorable currency-related items of $94 million were driven by favorable currency translation rate changes of $86 million and extreme pricing of $8 million.
•Adjusted EPS: In 2025, favorable currency-related items of $0.06 were driven by favorable currency translation rate changes of $0.05 and extreme pricing of $0.01.

ERP System Implementation

In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems (the “ERP System Implementation”). ERP System Implementation spending comprises both capital expenditures and operating expenses, of which a majority is expected to relate to operating expenses. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. The ERP System Implementation program will be implemented by region in several phases with spending continuing over the next three years, with expected completion by year-end 2028. Refer to Non-GAAP financial measures for additional information.

Acquisitions and Divestitures

During 2024, we completed the acquisition of Evirth (Shanghai) Industrial Co., Ltd. (“Evirth”), a leading manufacturer of cakes and pastries in China. Refer to Note 2, Acquisitions and Divestitures for additional details.

Equity Method Investment Transactions

JDE Peet’s Transactions (Euronext Amsterdam: “JDEP”)
On August 24, 2025, Keurig Dr Pepper Inc. (Nasdaq: "KDP") and JDEP entered into a definitive agreement under which KDP would acquire JDEP. As a result of that definitive agreement, we became entitled to a cash payment of €145 million ($169 million) from JAB Holding Company (“JAB”) that we received in 2025.

In the first quarter of 2024, we recorded an impairment charge of €612 million ($665 million) related to our JDEP investment. In the fourth quarter of 2024, we sold our remaining 85.9 million shares in JDEP to JAB. We received €2.2 billion ($2.3 billion) of proceeds and recorded a gain on equity method investment transactions of €313 million ($332 million).

In 2023, we sold approximately 9.9 million of our shares, which reduced our ownership interest by 2.0 percentage points, from 19.7% to 17.7%. We received cash proceeds of €255 million ($279 million) and recorded a loss of €21 million ($23 million).

Keurig Dr Pepper Transactions
During the first quarter of 2023, our ownership in KDP fell to below 5% of the outstanding shares, resulting in a change in the accounting for our KDP investment, from equity method investment accounting to accounting for equity interests with readily determinable fair values as we no longer retained significant influence. Prior to the change in accounting for our KDP investment, we sold 30 million shares of that investment. Subsequently in 2023, we sold the remainder of our shares of KDP and exited our investment in the company. In total during 2023, we sold approximately 76 million shares and received proceeds of $2.4 billion.

For additional information, refer to Note 7, Investments and Note 9, Financial Instruments.

Mondelēz Global and Canada Retirement Plan Settlements

Mondelēz Global LLC Retirement Plan Settlement
During 2024, we entered into agreements with two third-party insurance companies to purchase buy-in annuity contracts to cover the liabilities associated with the Mondelēz Global LLC Retirement Plan (“MDLZ Global Plan”), the pension plan for U.S. salaried employees. The agreements provided us with the option to elect a buy-out conversion, at which time full responsibility of the MDLZ Global Plan obligations would transfer to the insurance companies. On June 12, 2025 we elected the buy-out conversion and recognized a non-cash pre-tax settlement loss of $282 million as a component of our net periodic pension cost in the second quarter of 2025.

Mondelez Canada Inc. - Trusteed Hourly Retirement Plan and Retirement Plan Settlement
During the third quarter of 2025, we entered into an agreement with a third-party insurance company to buy-out the retiree participants' obligations of the Mondelez Canada Inc. Trusteed Hourly Retirement Plan and Mondelez Canada Inc. Retirement Plan. On September 11, 2025, the obligations were transferred to the insurance company and we recognized a non-cash pre-tax settlement loss of $54 million as a component of our net periodic pension cost in the third quarter of 2025.

For additional information, refer to Note 10, Benefit Plans.

Taxes

We continue to monitor existing and potential future tax reform around the world. Numerous countries have enacted the Organization of Economic Cooperation and Development’s (OECD) model rules for a global minimum tax, effective in 2024. The existing legislation does not have a material impact on our consolidated financial statements. On January 5, 2026, the OECD Inclusive Framework members approved changes to the model rules, including the introduction of a “side by side” rule which would exempt U.S.-parented companies from certain aspects of the global minimum tax regime. The updated model rules will need to be incorporated into local tax legislation to be effective. We do not expect the new rules to have a material impact on our consolidated financial statements.

On July 4, 2025, the OBBBA was signed into U.S. law. While we continue to monitor supplemental guidance released by the government, there was no material impact to our financial statements for the year ended December 31, 2025.

Business Trends

We monitor a number of developments and trends that could impact our revenue and profitability objectives:

Demand
We monitor consumer spending and our market share within the food and beverage categories in which we sell our products. Core snacks categories continued to expand due to the continued growth of snacking as a consumer behavior around the world. As part of our strategic plan, we seek to drive category growth by leveraging our local and consumer-focused commercial approach, making investments in our brand and snacks portfolio, building strong routes to market in both emerging and developed markets and improving our availability across multiple channels. We believe these actions will continue to help drive demand in our categories and strengthen our positions across markets.

Long-Term Demographics and Consumer Trends
Snack food consumption is highly correlated to GDP growth, urbanization of populations and rising discretionary income levels associated with a growing middle class, particularly in emerging markets. We believe that snacks continue to be a source of comfort as well as excitement and variety for consumers. Social media increasingly helps consumers find food trends, inspiration and connection across their feeds. Consumers are also interested in buying snacks conveniently, whether through same-day delivery platforms, shipped sources or different retail settings. Many consumers also continue to prioritize sustainability in their purchase decisions, valuing sustainably sourced ingredients, low carbon footprint preparation and lower waste packaging. We seek to continue to offer snacks that meet consumer needs and preferences and align with our strategic priorities.

Pricing
Our net revenue growth and profitability may be affected as we adjust prices to address new conditions, such as increasing input and operating costs due to supply, transportation and labor constraints, the impact of tariffs and higher cost trends. We adjust our product prices based on a number of variables including market factors, transportation, logistics and changes in our product input costs, and we have increased prices to mitigate costs given significant cost inflation.

Operating Costs
Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and other planning actions. We experienced significantly higher operating costs, including higher overall raw material (particularly cocoa) that have continued to rise. Refer to Commodity Trends for additional information.

Trade and Regulatory Uncertainty
In many markets, including the United States, a portion of our products, including significant inputs, are imported from other jurisdictions. As of January 2026, the U.S. maintains higher tariffs on imported goods (finished products and inputs) from many trading partners. Some of these tariffs have increased our costs for finished products, as well as some ingredients and packaging used to produce and distribute our products. In some cases, U.S. tariff policy has also resulted in retaliatory measures on U.S. goods entering foreign markets. For additional information, refer to Item 1A, Risk Factors, including the risk entitled “We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and/or other foreign governments.”

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

We also evaluate the operating performance of the company and its international subsidiaries on a constant currency basis. Our non-GAAP measures presented on a constant currency basis exclude the effects of currency translation rate changes and, beginning in the first quarter of 2024, extreme pricing increases in Argentina. For additional information, refer to Extreme Price Growth in Argentina and Other Currency-Related Items. We determine constant currency operating results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior-year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.

Our primary non-GAAP financial measures and corresponding metrics, listed below, reflect how we evaluate our current and prior year operating results. As new events or circumstances arise, these definitions could change. When our definitions change, we provide the updated definitions and present the related non-GAAP historical results on a comparable basis. When items no longer impact our current or future presentation of non-GAAP operating results, we remove these items from our non-GAAP definitions. For descriptions of the items excluded from our non-GAAP financial measures, refer to Items Affecting Comparability of Financial Results.

•“Organic Net Revenue” is defined as net revenues (the most comparable U.S. GAAP financial measure) excluding, when they occur, the impacts of acquisitions, divestitures, short-term distributor agreements related to the sale of a business, and currency-related items. We believe that Organic net revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. Organic Net Revenue growth is presented on a consolidated basis, for each of our segments and for our emerging markets and developed markets, and these underlying measures are also reconciled to the most comparable U.S. GAAP financial measures above.
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

•“Adjusted Operating Income” is defined as operating income (the most comparable U.S. GAAP financial measure) excluding, when they occur, the impacts of: restructuring charges; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture-related items; acquisition-related items; operating results from short-term distributor agreements related to the sale of a business; remeasurement of net monetary position of highly inflationary countries; mark-to-market impacts from commodity and foreign currency derivative contracts economically hedging forecasted transactions; resolution of tax matters; incremental costs due to the war in Ukraine; the European Commission legal matter; pension participation changes; and operating costs from the ERP System Implementation program.

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

Items Affecting Comparability of Financial Results

The below table and subsequent commentary present income or (expense) items that affected the comparability of our results of operations and provides details of each item. Please refer to the notes to the consolidated financial statements indicated below for additional information. These items are excluded from our non-GAAP earnings measures to better facilitate comparisons of our underlying operating performance across periods. Refer also to the Consolidated Results of Operations – Net Earnings and Earnings per Share Attributable to Mondelēz International table for the after-tax per share impacts of these items and to the Non-GAAP Financial Measures section for definitions of our non-GAAP financial measures.

		For the Years Ended December 31,
	Refer to Note	2025	2024
		(in millions, except percentages)
Restructuring charges	Note 15	$3	$(149)
Intangible asset impairment charges	Note 6	(33)	(153)
Mark-to-market (losses)/gains from derivatives (1)	Note 9	(1,342)	544
Acquisition-related items		10	313
Divestiture-related items		19	(1)
Operating results from short-term distributor agreements		—	2
Incremental costs due to war in Ukraine		(1)	(3)
European Commission legal matter	Note 11	—	3
ERP System Implementation costs		(163)	(78)
Remeasurement of net monetary position	Note 1	(34)	(31)
Pension participation changes (1)	Note 10	(348)	(10)
Resolution of tax matters (1)		32	—
Loss on debt extinguishment and related expenses		—	—
Initial impacts from enacted tax law changes	Note 16	(13)	(24)
Gain on marketable securities	Note 7	—	—
Gain/(loss) on equity method investment transactions	Note 7	169	(321)

(1)Includes impacts recorded in operating income and interest expense and other, net in the consolidated statements of earnings.

Restructuring charges – Includes restructuring charges incurred under the Simplify to Grow Program as well as other subsequent restructuring actions starting in the fourth quarter of 2025. The Simplify to Grow program comprised charges such as severance, asset write-downs and other costs of implementing that program, partially offset by gains on sales of assets disposed of in connection with the program. We completed the Simplify to Grow Program in the fourth quarter of 2024. Following the completion of the program, any adjustments to the liabilities for previously recorded charges continue to be reflected within this item. Beginning in the fourth quarter of 2025, we started implementing new restructuring actions to reduce our cost structure and streamline our operations. The charges associated with these actions primarily relate to severance and other implementation costs.

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

Acquisition-related items – Includes acquisition-related costs, acquisition integration costs, contingent consideration adjustments, inventory step-ups and gains from acquisitions. Acquisition-related costs include third-party advisor, investment banking and legal fees. Acquisition integration costs include costs related to the integration of operations from acquisitions. Contingent consideration adjustments include any changes made to contingent compensation liabilities for earn-outs related to acquisitions that do not relate to recurring employee compensation expense. Refer to Note 9, Financial Instruments - Fair Value of Contingent Consideration for additional information. Other acquisition-related items include incremental costs from inventory step-ups associated with acquired companies related to the fair market valuation of the acquired inventory and acquisition gains from the remeasurement of an existing noncontrolling investment to fair value when the company acquires a controlling interest in the investee.

Divestiture-related items – Includes operating results from divestitures, divestiture-related costs and gains/(losses) on divestitures. Divestitures may include sales of businesses, exits of major product lines upon completion of a sale or licensing agreement or sales of equity method investments. Divestiture-related costs include costs incurred in relation to the preparation and completion of divestiture transactions (including one-time costs such as severance related to the elimination of stranded costs) as well as costs incurred associated with publicly announced processes to sell businesses. For 2024, operating results from divestitures (which are not reflected in the table above) also include the operating results from the company’s JDE Peet’s equity method investment earnings which was sold in the fourth quarter of 2024.

Operating results from short-term distributor agreements – Reflects the operating results from short-term distributor agreements that have been executed in conjunction with the sale of a business. Our agreement with the buyer of the developed market gum business to distribute gum products in certain European markets ended in the first quarter of 2024.

Incremental costs due to war in Ukraine – In February 2022, Russia began a military invasion of Ukraine and we temporarily stopped our production and closed our manufacturing facilities in Trostyanets and Vyshhorod due to damage incurred during the conflict. In the second quarter of 2024, we fully resumed production at both facilities after completing targeted repairs. Incremental costs incurred by the company related to the ongoing war in Ukraine relate to asset write-downs, net of recoveries as well as other costs, including committed compensation.

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

ERP System Implementation costs – In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems, which is comprised of both capital expenditures and operating expenses, of which a majority is expected to be operating expenses. The ERP System Implementation program will be implemented by region in several phases with spending continuing over the next three years, with expected completion by year-end 2028. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. These expenses include third-party consulting fees, direct labor costs associated with the program, accelerated depreciation of our existing SAP financial systems and various other expenses, all associated with the implementation of our information technology upgrades.

Remeasurement of net monetary position of highly inflationary countries – Our operations in Argentina, Türkiye, Egypt and Nigeria are currently accounted for as highly inflationary. We exclude remeasurement gains and losses of the monetary assets and liabilities of our subsidiaries in highly inflationary economies and the realized gains and losses from derivatives that mitigate the foreign currency volatility related to the remeasurement of the respective monetary assets or liabilities from our non-GAAP earnings measures to facilitate comparisons of our underlying operating performance across periods.

Pension participation changes – Consists of the charges incurred, primarily gains or losses from pension curtailments and settlements, including settlement losses from the full or partial buy-out of our pension plans, as well as costs incurred when employee groups are withdrawn from multiemployer pension plans. We exclude these charges from our non-GAAP results because those amounts do not reflect our ongoing pension obligations.

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

Gains and losses on marketable securities – We exclude gains and losses associated with the sale of our marketable securities. These marketable securities gains or losses are not indicative of underlying operations and are excluded to better facilitate comparisons of our underlying operating performance across periods.

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

Discussion and Analysis of Historical Results

Summary of Results

Net Revenues – Net revenues were approximately $38.5 billion in 2025 and $36.4 billion in 2024, an increase of 5.8% in 2025. Net revenues increased in 2025, driven by higher net pricing, incremental net revenue from our November 1, 2024 acquisition of Evirth and favorable currency-related items, as several currencies we operate in strengthened relative to the U.S. dollar compared to exchange rates in the prior year, partially offset by unfavorable volume/mix and lapping prior-year net revenue from a short-term distributor agreement related to the sale of our developed market gum business.

Organic Net Revenue – Organic Net Revenue, a non-GAAP financial measure, increased 4.3% to $37.9 billion in 2025 due to higher net pricing, partially offset by unfavorable volume/mix. Organic Net Revenue is reported on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.

Diluted EPS – Diluted EPS attributable to Mondelēz International decreased 44.7% to $1.89 in 2025. Diluted EPS decreased in 2025 driven by an unfavorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, a decrease in Adjusted EPS, settlement losses related to pension plan buy-outs, an unfavorable year-over-year change in acquisition-related items, lapping prior-year divestiture-related items and higher costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by lapping a prior-year equity method investment impairment, a current year gain on an equity method investment transaction, lapping prior-year costs for the completed Simplify to Grow Program, lower intangible asset impairment charges and a favorable impact from the resolution of an indirect tax matter.

Adjusted EPS – Adjusted EPS, a non-GAAP financial measure, decreased 12.8% to $2.92 in 2025. On a constant currency basis, Adjusted EPS decreased 14.6% to $2.86 in 2025. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS. Adjusted EPS decreased in 2025, driven by operating declines, higher interest and other expense, higher income taxes and lower benefit plan non-service income, partially offset by fewer shares outstanding, favorable currency-related items and the impact from an acquisition.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2025 with 2024.

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except per share data)
Net revenues	$38,537	$36,441	$2,096	5.8%
Operating income	3,548	6,345	(2,797)	(44.1)%
Net earnings attributable to Mondelēz International	2,451	4,611	(2,160)	(46.8)%
Diluted earnings per share attributable to Mondelēz International	1.89	3.42	(1.53)	(44.7)%

Net Revenues – Net revenues increased $2,096 million (5.8%) to $38,537 million in 2025, and Organic Net Revenue increased $1,571 million (4.3%) to $37,946 million (1). Emerging markets net revenues increased 8.5% and emerging markets Organic Net Revenue increased 7.2% (1). Developed markets net revenues increased 4.0% and developed markets Organic Net Revenue increased 2.5% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
For The Year Ended December 31, 2025
Reported (GAAP)	$15,364	$23,173	$38,537
Divestitures	—	(34)	(34)
Acquisitions	(316)	—	(316)
Currency-related items	134	(375)	(241)
Organic (Non-GAAP)	$15,182	$22,764	$37,946
For The Year Ended December 31, 2024
Reported (GAAP)	$14,163	$22,278	$36,441
Divestitures	—	(41)	(41)
Short-term distributor agreements	(3)	(22)	(25)
Organic (Non-GAAP)	$14,160	$22,215	$36,375
$ Change
Reported (GAAP)	8.5%	4.0%	5.8%
Divestitures	—	0.1	—
Short-term distributor agreements	—	0.1	0.1
Acquisitions	(2.2)	—	(0.9)
Currency-related items	0.9	(1.7)	(0.7)
Organic (Non-GAAP)	7.2%	2.5%	4.3%
Vol/Mix	(3.3)pp	(3.8)pp	(3.7)pp
Pricing	10.5	6.3	8.0

(1)Please refer to the Non-GAAP Financial Measures section for additional information.

The net revenue increase of 5.8% was driven by our underlying Organic Net Revenue growth of 4.3%, the impact of an acquisition and favorable currency-related items, partially offset by lapping prior-year net revenue from a short-term distributor agreement related to the sale of our developed market gum business. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was due to the benefit of carryover pricing from 2024 as well as the effects of input cost-driven pricing actions taken during 2025. Higher net pricing was reflected in all regions. Unfavorable volume/mix was experienced across all regions, driven by volume declines reflecting pricing elasticity impacts in Europe, Latin America and AMEA, as well as soft biscuits & baked snacks consumption in North America. The November 1, 2024 acquisition of Evirth added incremental net revenues of $316 million (constant currency basis) through the one-year anniversary of the acquisition. Refer to Note 2, Acquisitions and Divestitures, for additional information. Currency-related items increased net revenues by $241 million, driven by favorable currency translation rate changes and the impact of extreme pricing in Argentina. Refer to Recent Developments and Significant Items Affecting Comparability for additional information. Favorable currency translation rate changes were due to the strength of several currencies relative to the U.S. dollar, including the euro, Russian ruble, British pound sterling, Polish zloty and Swedish krona, partially offset by the strength of the U.S. dollar relative to several currencies, primarily the Argentinean peso, Brazilian real, Mexican peso, Indian rupee, Turkish lira, Australian dollar, Egyptian pound and Canadian dollar. The lapping of the prior-year short-term distributor agreement related to the sale of our developed market gum business, which ended in the first quarter of 2024, resulted in a year-over-year incremental reduction in net revenue of $25 million.

Operating Income – Operating income decreased $2,797 million (44.1%) to $3,548 million in 2025, Adjusted Operating Income (1) decreased $822 million (13.9%) to $5,074 million and Adjusted Operating Income on a constant currency basis decreased $916 million (15.5%) to $4,980 million due to the following:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Operating Income	$3,548	$6,345	$(2,797)	(44.1)%
Restructuring charges	(3)	149	(152)
Intangible asset impairment charges	33	153	(120)
Mark-to-market losses/(gains) from derivatives	1,341	(543)	1,884
Acquisition-related items	(10)	(313)	303
Divestiture-related items	(17)	(2)	(15)
Operating results from short-term distributor agreements	—	(2)	2
European Commission legal matter	—	(3)	3
Incremental costs due to war in Ukraine	1	3	(2)
ERP System Implementation costs	163	78	85
Remeasurement of net monetary position	34	31	3
Resolution of tax matters	(16)	—	(16)
Adjusted Operating Income (1)	$5,074	$5,896	$(822)	(13.9)%
Currency-related items	(94)	—	(94)
Adjusted Operating Income (constant currency) (1)	$4,980	$5,896	$(916)	(15.5)%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$2,892
Higher input costs	(3,621)
Unfavorable volume/mix	(890)
Higher selling, general and administrative expenses	620
Impact from acquisitions	36
Lower amortization of intangible assets	18
Lower asset impairment charges	29
Total change in Adjusted Operating Income (constant currency) (1)	$(916)

(1)Refer to the Non-GAAP Financial Measures section for additional information.

During 2025, we realized higher net pricing, which was more than offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2024 as well as the effects of input cost-driven pricing actions taken during 2025, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were primarily due to higher cocoa, dairy, packaging, edible oils, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar, grains and energy costs. Overall, unfavorable volume/mix was experienced across all regions, reflecting pricing elasticity impacts as well as biscuit & baked snacks category softness in North America.

Total selling, general and administrative expenses decreased $266 million from 2024, which was net of several unfavorable factors noted in the table above, including in part, an unfavorable year-over-year change in acquisition-related items, higher costs incurred for the ERP System Implementation program, incremental overhead expenses from the acquisition of Evirth and unfavorable currency-related impacts to expenses, which were partially offset by benefits from lapping prior-year implementation costs for the completed Simplify to Grow Program, a favorable resolution of an indirect tax matter and a favorable year-over-year change in divestiture-related items. Excluding these net unfavorable factors, selling, general and administrative expenses decreased $620 million from 2024. The decrease was driven primarily by lower advertising and consumer promotion costs and lower overhead costs.

Currency-related items, due to favorable currency translation rate changes and the impact of extreme pricing in Argentina increased operating income by $94 million. Favorable currency translation rate changes were primarily due to the strength of several currencies relative to the U.S. dollar, including the euro, Russian ruble and British pound sterling, partially offset by the strength of the U.S. dollar relative to several currencies, including the Swiss franc, Mexican peso, Brazilian real, Australian dollar and Indian rupee.

Operating income margin decreased from 17.4% in 2024 to 9.2% in 2025. The decrease in operating income margin was driven primarily by an unfavorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, lower Adjusted Operating Income margin, an unfavorable year-over-year change in acquisition-related items and higher costs incurred for the ERP System Implementation program, partially offset by lower restructuring charges and lower intangible asset impairment charges. Adjusted Operating Income margin decreased from 16.2% in 2024 to 13.2% in 2025. The decrease was driven primarily by higher raw material costs and unfavorable product mix, partially offset by higher net pricing, lower advertising and consumer promotion costs, lower manufacturing costs driven by productivity and lower overhead costs.

Income Taxes - Our 2025 effective tax rate was 25.9%, as compared to 23.5% in 2024. The increase was due to the net unfavorable impacts of our jurisdictional mix of pretax income, foreign provisions under U.S. tax laws and a net increase to valuation allowances. This was partially offset by favorable tax benefits related to audit settlements, final 2024 tax return filings and the tax treatment of certain foreign pension assets.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,451 million decreased by $2,160 million (46.8%) in 2025. Diluted EPS attributable to Mondelēz International was $1.89 in 2025, down $1.53 (44.7%) from 2024. Adjusted EPS was $2.92 in 2025, down $0.43 (12.8%) from 2024 (1). Adjusted EPS on a constant currency basis was $2.86 in 2025, down $0.49 (14.6%) from 2024.

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.89	$3.42	$(1.53)	(44.7)%
Restructuring charges	—	0.09	(0.09)
Intangible asset impairment charges	0.02	0.08	(0.06)
Mark-to-market losses/(gains) from derivatives	0.83	(0.32)	1.15
Acquisition-related items	0.01	(0.17)	0.18
Divestiture-related items	—	(0.08)	0.08
ERP System Implementation costs	0.10	0.04	0.06
Remeasurement of net monetary position	0.03	0.02	0.01
Pension participation changes	0.20	0.01	0.19
Resolution of tax matters	(0.02)	—	(0.02)
Initial impacts from enacted tax law changes	0.01	0.02	(0.01)
Gain on marketable securities	(0.02)	—	(0.02)
(Gain)/loss on equity method investment transactions	(0.13)	0.24	(0.37)
Adjusted EPS (1)	$2.92	$3.35	$(0.43)	(12.8)%
Currency-related items	(0.06)	—	(0.06)
Adjusted EPS (constant currency) (1)	$2.86	$3.35	$(0.49)	(14.6)%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Decrease in operations	$(0.52)
Impact from acquisitions	0.02
Change in benefit plan non-service income	(0.01)
Change in interest and other expense, net	(0.05)
Change in income taxes	(0.03)
Change in shares outstanding	0.10
Total change in Adjusted EPS (constant currency) (1)	$(0.49)

(1)Refer to the Non-GAAP Financial Measures section for additional information. The tax expense/(benefit) of each of the pre-tax items excluded from our GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•2025 taxes for the: Intangible asset impairment charges were $(5) million, mark-to-market losses from derivatives were $(261) million, acquisition-related items were $22 million, ERP System Implementation costs were $(39) million, remeasurement of net monetary position were zero, pension participation changes were $(87) million, resolution of tax matters were $10 million, initial impacts from enacted tax law changes were $13 million, gain on marketable securities were $(21) million and gain on equity method investment transactions were zero.
•2024 taxes for the: Restructuring charges were $(36) million, intangible asset impairment charges were $(40) million, mark-to-market gains from derivatives were $107 million, acquisition-related items were $88 million, divestiture-related items were $1 million, ERP System implementation costs were $(19) million, remeasurement of net monetary position were zero, pension participation changes were $(3) million, initial impacts from enacted tax law changes were $24 million and loss on equity method investment transactions were $4 million.

Results of Operations by Operating Segment

Our operations and management structure are organized into four operating segments which are also our reportable segments:
•Latin America
•AMEA
•Europe
•North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise across our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions. Refer to Note 18, Segment Reporting, for additional information on our segments and Items Affecting Comparability of Financial Results earlier in this section for items affecting our segment operating results.

Our segment net revenues and operating earnings were:

	For the Years Ended December 31,
	2025	2024
	(in millions)
Net revenues:
Latin America	$4,899	$4,926
AMEA	7,932	7,296
Europe	15,027	13,309
North America	10,679	10,910
Net revenues	$38,537	$36,441
Segment operating income:
Latin America	$569	$532
AMEA	985	1,192
Europe	1,820	2,068
North America	1,904	2,492
Mark-to-market (losses)/gains from derivatives	(1,341)	543
General corporate expenses	(260)	(330)
Amortization of intangible assets	(142)	(153)
Gain on acquisition and divestitures	13	4
Acquisition-related costs	—	(3)
Operating income	$3,548	$6,345

Latin America

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$4,899	$4,926	$(27)	(0.5)%
Segment operating income	569	532	37	7.0%

Net revenues decreased $27 million (0.5%), due to unfavorable impact of currency-related items (5.1 pp) and unfavorable volume/mix (3.2 pp), partially offset by higher net pricing (7.8 pp). Currency-related items were unfavorable due to currency translation rate changes, partially offset by the impact of extreme pricing in Argentina. Unfavorable currency translation impacts were primarily due to the strength of the U.S. dollar relative to most currencies in the region, including the Argentinean peso, Brazilian real and Mexican peso. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts across most markets, primarily in Argentina and Brazil. Overall, unfavorable volume/mix was driven by declines in refreshment beverages, biscuits & baked snacks, candy and cheese & grocery, partially offset by gains in chocolate and gum. Higher net pricing, net of extreme pricing in Argentina, was driven by input cost-driven pricing actions, primarily in Brazil, Argentina and Mexico, and was reflected across all categories.

Segment operating income increased $37 million (7.0%), primarily due to higher pricing, lower manufacturing costs driven by productivity, lower advertising and consumer promotion costs, lower restructuring charges, favorable resolution of an indirect tax matter, lower acquisition-related items and lower losses on remeasurement of net monetary position in highly inflationary countries. These favorable items were partially offset by higher raw materials, unfavorable volume/mix, higher costs incurred for the ERP System Implementation program and higher other selling, general and administrative expenses.

AMEA

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$7,932	$7,296	$636	8.7%
Segment operating income	985	1,192	(207)	(17.4)%

Net revenues increased $636 million (8.7%), due to higher net pricing (7.8 pp) and the impact of an acquisition (4.3 pp), partially offset by unfavorable volume/mix (2.1 pp) and unfavorable currency translation rate changes (1.3 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. The November 1, 2024 acquisition of Evirth added incremental net revenues of $316 million (constant currency basis) through the one-year anniversary of the acquisition. Unfavorable volume/mix reflected pricing elasticity impacts, driven by declines in chocolate and refreshment beverages, partially offset by gains in cheese & grocery, candy, biscuits & baked snacks and gum. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to most currencies in the region, including the Indian rupee, Australian dollar, Egyptian pound and Vietnamese dong, partially offset by the strength of a few currencies relative to the U.S. dollar, including the Malaysian ringgit and South African rand.

Segment operating income decreased $207 million (17.4%), primarily due to higher raw material costs, unfavorable volume/mix, higher acquisition-related items, unfavorable currency translation rate changes, higher intangible asset impairment costs and higher losses on remeasurement of net monetary position in highly inflationary countries. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs driven by productivity, lower advertising and consumer promotion costs, the impact from our Evirth acquisition, lower other selling, general and administrative expenses, lower fixed asset impairments, lower restructuring charges and lower costs incurred for the ERP System Implementation program.

Europe

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$15,027	$13,309	$1,718	12.9%
Segment operating income	1,820	2,068	(248)	(12.0)%

Net revenues increased $1,718 million (12.9%), due to higher net pricing (13.9 pp) and favorable currency translation rate changes (4.5 pp), partially offset by unfavorable volume/mix (5.3 pp), and lapping the prior-year net revenue from a short-term distributor agreement (0.2 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories. Favorable currency translation rate changes reflected the strength of most currencies across the region relative to the U.S. dollar, primarily the euro, Russian ruble, British pound sterling, Polish zloty and Swedish krona, partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Turkish lira,. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts. Overall, unfavorable volume/mix was driven by declines in chocolate, candy and gum, partially offset by gains in biscuits & baked snacks, cheese & grocery and refreshment beverages. The lapping of the prior-year short-term distributor agreement related to the sale of our developed market gum business, which ended in the first quarter of 2024, resulted in a year-over-year incremental reduction in net revenue of $25 million.

Segment operating income decreased $248 million (12.0%), primarily due to higher raw material costs, unfavorable volume/mix, higher other selling, general and administrative expenses and higher losses from remeasurement of net monetary position in highly inflationary countries. These unfavorable items were partially offset by higher net pricing, lower advertising and consumer promotion costs, lower intangible asset impairment charges, favorable currency translation rate changes, lower manufacturing costs driven by productivity, lower restructuring charges, lower acquisition-related items, a benefit in divestiture-related items and lower fixed asset impairment charges.

North America

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
	(in millions)
Net revenues	$10,679	$10,910	$(231)	(2.1)%
Segment operating income	1,904	2,492	(588)	(23.6)%

Net revenues decreased $231 million (2.1%), due to unfavorable volume/mix (2.7 pp) and unfavorable currency translation rate changes (0.2 pp), partially offset by higher pricing (0.8 pp). Unfavorable volume/mix was driven by declines in biscuits & baked snacks and candy, primarily due to soft consumption in the U.S., partially offset by a gain in chocolate. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to the Canadian dollar. Higher net pricing, driven by input cost-driven pricing actions, was reflected across all categories.

Segment operating income decreased $588 million (23.6%), primarily due to higher raw material costs, unfavorable volume/mix, unfavorable acquisition-related items reflecting a lower year-over-year benefit from contingent consideration adjustments related to Clif Bar, net of lower acquisition integration costs, and higher costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by lower advertising and consumer promotion costs, lower manufacturing costs due to productivity, higher net pricing, lower other selling, general and administrative expenses, lower restructuring charges and lower fixed asset impairment charges.

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

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 8, Debt and Borrowing Arrangements), deferred taxes (refer to Note 16, Income Taxes), long-term benefit plan obligations (refer to Note 10, Benefit Plans) and commodity-related purchase commitments and derivative contracts (refer to Note 9, Financial Instruments).

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short and long-term financial commitments. Our cash flow activity over the last three years is noted below:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by/(used in):
Operating activities	$4,514	$4,910	$4,714
Investing activities	(1,196)	526	2,812
Financing activities	(2,759)	(5,780)	(7,558)

Net Cash Provided by Operating Activities
The reduction in net cash provided by operating activities in 2025 was primarily due to a lower cash-basis net earnings combined with slightly unfavorable year-over-year working capital movements.

Net Cash Provided by/(Used In) Investing Activities
The reduction in net cash provided by/(used in) investing activities was largely driven by lapping prior year proceeds from the JDEP share sale combined with net payments for derivative settlements in the current year as compared to net proceeds from derivative settlements in the prior year. This was partially offset by net proceeds in investments in the current year as compared to net contributions in the prior year, lapping prior year cash consideration paid for the Evirth acquisition and lower capital expenditures as compared to the prior year. Refer to Note 2, Acquisitions and Divestitures and Note 7, Investments for more information.

Capital expenditures were $1,279 million in 2025, $1,387 million in 2024 and $1,112 million in 2023. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2026 capital expenditures to be up to $1.5 billion, including capital expenditures in connection with our ERP System Implementation program and for funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The reduction in net cash used in financing activities was primarily due to higher debt proceeds combined with lower debt repayments, partially offset by an increase in dividends paid to shareholders in 2025 and higher share repurchases compared to prior year.

Dividends
We paid dividends of $2,487 million in 2025, $2,349 million in 2024 and $2,160 million in 2023. On July 29, 2025, the Audit Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.50 per share of Class A Common Stock, an increase of 6 percent, which would be $2.00 per common share on an annualized basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

For U.S. income tax purposes only, the Company has determined that 100% of the distributions paid to its shareholders in 2025 are characterized as a qualified dividend paid from U.S. earnings and profits. Refer to Note 12, Capital Stock, to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities, for information on our share repurchase program.

Guarantees
As discussed in Note 11, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of December 31, 2025 and December 31, 2024, we had no material third-party guarantees recorded on our consolidated balance sheets. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital or other financing needs.

At our December 2025 meeting, the Board of Directors approved a new $4 billion long-term financing authorization that replaced the prior long-term financing authorization of $4 billion. As of December 31, 2025, $4.0 billion of the long-term financing authorization remained available.

Our total debt was $21.2 billion at December 31, 2025 and $17.7 billion at December 31, 2024. Our debt-to-capitalization ratio was 0.45 at December 31, 2025 and 0.40 at December 31, 2024. The weighted-average term of our outstanding long-term debt was 7.3 years at December 31, 2025 and 7.7 years at December 31, 2024. Our average daily commercial paper borrowings were $2.4 billion in 2025, $1.1 billion in 2024 and $2.1 billion in 2023.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. Refer to Note 8, Debt and Borrowing Arrangements. The operations held by MIHN generated approximately 75.1% (or $28.9 billion) of the $38.5 billion of consolidated net revenue during fiscal year 2025 and represented approximately 96.5% (or $25.0 billion) of the $25.9 billion of net assets as of December 31, 2025.

Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During 2025, the primary drivers of the increase in our aggregate commodity costs were higher cocoa, dairy, packaging, edible oils, nuts and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar, grains and energy costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

A number of external factors such as the current macroeconomic environment, including global inflation, effects of geopolitical uncertainty, climate, weather and other conditions affecting plant health and crop yield, commodity, transportation and labor market conditions, exchange rate volatility and the effects of global and local regulations, including trade policies, governmental agricultural or other programs affect the availability and cost of raw materials and agricultural materials used in our products. In particular, the supply of cocoa is exposed to many of these factors, including climate change, weather and other events affecting plant health and crop yield, local regulations in cocoa-producing countries, and global regulations such as the EU Deforestation Regulation (which requires companies to ensure that the products they place on the EU market or export from it are not associated with deforestation). These factors impact the supply of cocoa, and could potentially limit our ability to produce our products or significantly impact profitability.

During 2025, price volatility and the higher aggregate cost environment increased due to international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, while we expect cocoa costs to be lower in 2026 compared to the current year, we expect to continue to face elevated cocoa costs as compared to historical levels in the near- and medium-term due to these factors. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant adverse impact on our profitability.

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

Goodwill and Indefinite-Life Intangible Assets
We test goodwill and indefinite-life intangible assets for impairment on an annual basis on July 1 or whenever events or changes in circumstances indicate that the fair value of the reporting unit or indefinite-life intangible asset is more likely than not below its carrying value. Goodwill is tested for impairment at the reporting unit level, and we monitor our reporting structure on an ongoing basis to identify changes that could potentially impact the composition of our reporting units.

We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we elect not to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test by comparing the estimated fair value of the reporting unit to its carrying value. When quantitative testing is performed, we estimate reporting unit fair values using a discounted cash flow method that incorporates earnings forecasts, market-based discount rates and terminal growth rates. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded for the amount by which its carrying value, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

In 2025, 2024 and 2023, there were no goodwill impairments, as each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or valuation inputs outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

We have the option to assess our indefinite-life intangible assets (primarily brand intangible assets) by initially performing qualitative assessments to determine whether it is more likely than not that the fair values of the indefinite-life intangible assets are less than their carrying values. If we determine that it is more likely than not that an indefinite-life intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we perform a quantitative impairment test by comparing the estimated fair value of the indefinite-life intangible asset to its carrying value. For indefinite-life intangible assets for which quantitative impairment testing is performed, we use several accepted valuation methods, including relief from royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates to estimate fair value. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value.

We recognized intangible asset impairment charges of $33 million in 2025, $153 million in 2024 and $26 million in 2023 to reduce the carrying amounts of certain brands to their estimated fair values. Those charges are reported within asset impairment and exit costs in the consolidated statements of earnings. The 2025 impairments related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy brand in the Latin America segment. The 2024 impairments related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy and one biscuit brand in the Latin America segment. The 2023 impairments related to a chocolate brand in the North America segment and a biscuit brand in the Europe segment.

Including the four brands for which we recognized impairments in 2025, we identified five brand intangibles, as part of our annual test, for which fair value exceeded book value by less than 10%. The aggregate carrying value of those five brands was $1.5 billion as of December 31, 2025. We are closely monitoring the performance of those brands and if there are adverse changes to the related sales and earnings forecasts in the future, whether caused by business-specific or broader macroeconomic factors, one or more of those indefinite-life intangible assets could become impaired.

Refer to Note 6, Goodwill and Intangible Assets, for additional information.

Business Combinations
The assets acquired and liabilities assumed upon the acquisition or consolidation of a business are recorded at fair value (or other measurement attribute required by U.S. GAAP), with the residual of the purchase price recognized as goodwill. We engage third-party valuation specialists to assist management in determining the fair values of certain assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to assets acquired and liabilities assumed with the corresponding offset to goodwill. The results of operations of an acquired business are included in our operating results from the date of acquisition.

In determining fair values of assets acquired and liabilities assumed in business combinations, we use several accepted valuation methods, including relief from royalty, excess earnings and excess margin, depending on the asset or liability being valued. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon the best information available at the date of acquisition. These estimates are based upon historical experience and information obtained from the management of the acquired company and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to: future sales, earnings growth rates, royalty rates, discount rates and economic lives of customer relationships, trade names and fixed assets. Unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions or estimates.

Further, certain of our acquisitions may include earn-out provisions or other forms of contingent consideration. As of the acquisition date, we record contingent consideration arrangements at their estimated fair values. Contingent consideration arrangements are subsequently remeasured to fair value each reporting period, with changes in fair value recognized in earnings. The estimated fair values of our contingent consideration liabilities are primarily determined using Monte Carlo simulations. Significant assumptions used in assessing the fair values of the liabilities include financial projections for net revenue, gross profit and EBITDA, as well as discount and volatility rates. Changes to those estimates and assumptions may occur due to various reasons, including the operating performance of the acquired business and/or changes in other valuation inputs.

Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed as incurred.

Trade and Marketing Programs
We promote our products with trade and sales incentives as well as marketing and advertising programs. These programs include, but are not limited to, new product introduction fees, discounts, coupons, rebates and volume-based incentives as well as cooperative advertising, in-store displays and consumer marketing promotions. Trade and sales incentives are recorded as a reduction to revenues based on estimates of the amounts due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. Advertising, consumer promotion and market research costs are recorded within selling, general and administrative expenses. For interim reporting purposes, those expenses are charged to operations as a percentage of volume, based on estimated sales volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred.

Employee Benefit Plans
We sponsor various employee benefit plans worldwide, primarily including pension plans and postretirement healthcare benefit plans. We estimate the pension and postretirement healthcare benefit obligations for those plans utilizing assumptions and estimates for discount rates; expected returns on plan assets; expected compensation increases; employee-related factors such as turnover, retirement age and mortality; and health care cost trends. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Our assumptions also reflect our historical experiences and management’s best judgment regarding future expectations. These and other assumptions affect the annual expense and obligations recognized for the underlying plans.

We amortize the effect of changes in the assumptions over future periods to reflect the cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost). These changes are deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.

Since pension and postretirement liabilities are measured on a discounted basis, the discount rate significantly affects our plan obligations and net periodic (benefit)/cost. For plans that have assets held in trust, the expected return on plan assets assumption also significantly affects our periodic (benefit)/cost. The assumptions for discount rates and expected return on plan assets and our process for setting these assumptions are described in Note 10, Benefit Plans, along with additional information on our employee benefit plans.

As a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase/(decrease), on our annual benefit plan costs:

	As of December 31, 2025
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension and postretirement costs	$(1)	$1	$(12)	$15
Effect of change in expected rate of return on plan assets on pension and postretirement costs	(2)	2	(36)	36
Effect of change in discount rate on postretirement health care costs	1	(1)	—	—

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

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of our assets and liabilities, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those differences are expected to reverse.

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

Refer to Note 16, Income Taxes, for additional information on our effective tax rate, current and deferred taxes, valuation allowances and unrecognized tax benefits.

Contingencies
Refer to Note 11, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Guidance
Refer to Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards that have been adopted, as well as new accounting standards that have been issued but not yet adopted.

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

We principally utilize derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. For additional information on our derivative activity and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, refer to Note 9, Financial Instruments.

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. Refer to Consolidated Results of Operations and Results of Operations by Operating Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results. Throughout our discussion and analysis of results, we isolate currency impacts and supplementally provide net revenues, operating income and diluted earnings per share on a constant currency basis. For additional information on the impact of currency policies, recent currency devaluations and highly inflationary accounting on our financial condition and results of operations, also refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting.

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and the macroeconomic environment. Refer to Recent Developments and Significant Items Affecting Comparability and Business Trends above for updates on recent supply chain, labor and other disruptions that are increasing operating costs and impacting our results. To manage input cost volatility and inflation, we enter into forward purchase agreements and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, commercial paper rates as well as limited debt tied to Secured Overnight Financing Rates (“SOFR”). We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed-rate debt based on current and projected market conditions. For more information on our debt activity, refer to Note 8, Debt and Borrowing Arrangements.

Refer to Note 9, Financial Instruments, for more information on our derivative activity.

Value at Risk
We use a value at risk (“VAR”) computation to estimate: 1) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments; and 2) the potential one-day loss in pre-tax earnings of our currency and commodity price-sensitive derivative financial instruments. The VAR analysis is computed as of each quarter end for our currency exchange, fixed income and commodity risk portfolios using historical market movements. The instruments included in the VAR computations are currency exchange forwards, swaps and options for currency exchange risk, debt and swaps for interest rate risk, and commodity futures and options for commodity risk. Excluded from the computations are anticipated transactions, foreign currency denominated trade payables and receivables, and net investments in non-U.S. subsidiaries, which the above-mentioned instruments are intended to hedge.

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2025 and 2024, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2025 and December 31, 2024, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/25	Average	High	Low	At 12/31/25	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$42	$63	$84	$42
Foreign currency rates	$44	$38	$44	$27
Commodity prices	32	46	104	22
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/24	Average	High	Low	At 12/31/24	Average	High	Low
	(in millions)
Instruments sensitive to:
Interest rates					$76	$84	$95	$76
Foreign currency rates	$22	$34	$46	$22
Commodity prices	21	49	99	14

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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mondelēz International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mondelēz International, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive earnings, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Life Intangible Assets Annual Quantitative Impairment Assessments for Certain Brand Names

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-life intangible assets balance was $18.6 billion as of December 31, 2025, of which a portion relates to certain brand names. Management tests indefinite-life intangible assets for impairment on an annual basis on July 1 or whenever events or changes in circumstances indicate that the fair value of the indefinite-life intangible asset is more likely than not below its carrying value. Management uses several accepted valuation methods, including relief from royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates to estimate fair value.

The principal considerations for our determination that performing procedures relating to the indefinite-life intangible assets annual quantitative impairment assessments for certain brand names is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-life intangible assets using the relief from royalty method for certain brand names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating certain of management’s significant assumptions used in the relief from royalty method related to estimates of future sales, earnings growth rates, royalty rates, and discount rates for certain brand names; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the indefinite-life intangible assets impairment assessments, including controls over the annual valuation of certain brand names using the relief from royalty method. These procedures also included, among others, for certain brand names (i) testing management’s process for developing the fair value estimate of the indefinite-life intangible assets using the relief from royalty method; (ii) evaluating the appropriateness of the relief from royalty method; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty method; and (iv) evaluating the reasonableness of certain of the significant assumptions used by management in the relief from royalty method related to estimates of future sales, earnings growth rates, royalty rates, and discount rates. Evaluating management’s significant assumptions related to estimates of future sales and earnings growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the certain brand names; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the royalty rate and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 4, 2026

We have served as the Company’s auditor since 2001.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Years Ended December 31
(in millions of U.S. dollars, except per share data)

	2025	2024	2023
Net revenues	$38,537	$36,441	$36,016
Cost of sales	(27,602)	(22,184)	(22,252)
Gross profit	10,935	14,257	13,764
Selling, general and administrative expenses	(7,173)	(7,439)	(8,002)
Asset impairments and exit costs	(85)	(324)	(217)
Gain on divestitures and acquisition	13	4	108
Amortization of intangible assets	(142)	(153)	(151)
Operating income	3,548	6,345	5,502
Benefit plan non-service (expense)/income	(252)	96	82
Interest and other expense, net	(282)	(180)	(310)
Gain on marketable securities	—	—	606
Earnings before income taxes	3,014	6,261	5,880
Income tax provision	(782)	(1,469)	(1,537)
Gain/(loss) on equity method investment transactions	169	(337)	465
Equity method investment net earnings	65	168	160
Net earnings	2,466	4,623	4,968
less: Noncontrolling interest earnings	(15)	(12)	(9)
Net earnings attributable to Mondelēz International	$2,451	$4,611	$4,959
Per share data:
Basic earnings per share attributable to Mondelēz International	$1.89	$3.44	$3.64
Diluted earnings per share attributable to Mondelēz International	$1.89	$3.42	$3.62
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
For the Years Ended December 31
(in millions of U.S. dollars)

	2025	2024	2023
Net earnings	$2,466	$4,623	$4,968
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	861	(1,453)	229
Pension and other benefit plans	267	(79)	(218)
Derivative cash flow hedges	3	(3)	(15)
Total other comprehensive earnings/(losses)	1,131	(1,535)	(4)
Comprehensive earnings	3,597	3,088	4,964
less: Comprehensive earnings attributable to noncontrolling interests	(39)	(2)	(4)
Comprehensive earnings attributable to Mondelēz International	$3,558	$3,086	$4,960
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Balance Sheets, as of December 31
(in millions of U.S. dollars, except share data)

	2025	2024
ASSETS
Cash and cash equivalents	$2,125	$1,351
Trade receivables, less allowance ($35 and $37, respectively)	3,903	3,874
Other receivables, less allowance ($35 and $37, respectively)	955	937
Inventories	4,419	3,827
Other current assets	1,549	3,253
Total current assets	12,951	13,242
Property, plant and equipment, net	10,667	9,481
Operating lease right-of-use assets	731	767
Goodwill	24,336	23,017
Intangible assets, net	19,628	18,848
Prepaid pension assets	1,220	987
Deferred income taxes	336	333
Equity method investments	667	635
Other assets	951	1,187
TOTAL ASSETS	$71,487	$68,497
LIABILITIES
Short-term borrowings	$2,688	$71
Current portion of long-term debt	1,295	2,014
Accounts payable	10,139	9,433
Accrued marketing	2,787	2,558
Accrued employment costs	1,000	928
Other current liabilities	3,955	4,545
Total current liabilities	21,864	19,549
Long-term debt	17,222	15,664
Long-term operating lease liabilities	599	623
Deferred income taxes	3,530	3,425
Accrued pension costs	422	391
Accrued postretirement health care costs	74	98
Other liabilities	1,885	1,789
TOTAL LIABILITIES	45,596	41,539
Commitments and Contingencies (Note 11)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,322	32,276
Retained earnings	36,413	36,476
Accumulated other comprehensive losses	(11,364)	(12,471)
Treasury stock, at cost (714,961,364 and 678,708,640 shares, respectively)	(31,533)	(29,349)
Total Mondelēz International Shareholders’ Equity	25,838	26,932
Noncontrolling interest	53	26
TOTAL EQUITY	25,891	26,958
TOTAL LIABILITIES AND EQUITY	$71,487	$68,497
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Non-controlling Interest	Total Equity
Balances at January 1, 2023	$—	$32,143	$31,481	$(10,947)	$(25,794)	$37	$26,920
Comprehensive earnings/(losses):
Net earnings	—	—	4,959	—	—	9	4,968
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	1	—	(5)	(4)
Exercise of stock options and issuance of other stock awards	—	73	(6)	—	199	—	266
Common Stock repurchased	—	—	—	—	(1,579)	—	(1,579)
Cash dividends declared ($1.620 per share)	—	—	(2,209)	—	—	—	(2,209)
Dividends paid on noncontrolling interest and other activities	—	—	11	—	—	(7)	4
Balances at December 31, 2023	$—	$32,216	$34,236	$(10,946)	$(27,174)	$34	$28,366
Comprehensive earnings/(losses):
Net earnings	—	—	4,611	—	—	12	4,623
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	(1,525)	—	(10)	(1,535)
Exercise of stock options and issuance of other stock awards	—	60	5	—	213	—	278
Common Stock repurchased	—	—	—	—	(2,388)	—	(2,388)
Cash dividends declared ($1.790 per share)	—	—	(2,397)	—	—	—	(2,397)
Dividends paid on noncontrolling interest and other activities	—	—	21	—	—	(10)	11
Balances at December 31, 2024	$—	$32,276	$36,476	$(12,471)	$(29,349)	$26	$26,958
Comprehensive earnings/(losses):
Net earnings	—	—	2,451	—	—	15	2,466
Other comprehensive earnings/ (losses), net of income taxes	—	—	—	1,107	—	24	1,131
Exercise of stock options and issuance of other stock awards	—	46	(4)	—	135	—	177
Common Stock repurchased	—	—	—	—	(2,319)	—	(2,319)
Cash dividends declared ($1.940 per share)	—	—	(2,510)	—	—	—	(2,510)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(12)	(12)
Balances at December 31, 2025	$—	$32,322	$36,413	$(11,364)	$(31,533)	$53	$25,891
See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions of U.S. dollars)

	2025	2024	2023
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,466	$4,623	$4,968
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,358	1,302	1,215
Stock-based compensation expense	114	147	146
Deferred income tax provision/(benefit)	16	257	(37)
Asset impairments and accelerated depreciation	85	267	128
Gain on divestitures and acquisition	(13)	(4)	(108)
Loss/(gain) on equity method investment transactions	—	337	(465)
Equity method investment net earnings	(65)	(175)	(160)
Distributions from equity method investments	45	115	137
Unrealized loss/(gain) on derivative contracts	1,379	(627)	(171)
Gain on marketable securities	—	—	(593)
Contingent consideration adjustments	(34)	(389)	125
Other non-cash items, net	137	26	38
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	433	(519)	(628)
Inventories, net	(253)	(458)	(193)
Accounts payable	(145)	1,682	264
Other current assets	(225)	(591)	(120)
Other current liabilities	(1,026)	(932)	354
Change in pension and postretirement assets and liabilities, net	242	(151)	(186)
Net cash provided by operating activities	4,514	4,910	4,714
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,279)	(1,387)	(1,112)
Acquisitions, net of cash received	(15)	(240)	19
Proceeds from divestitures including equity method and marketable security investments	127	2,294	4,099
Proceeds from derivative settlements	54	320	177
Payments for derivative settlements	(165)	(199)	(81)
Proceeds from/(contributions to) investments	73	(278)	(309)
Proceeds from sale of property, plant and equipment and other	9	16	19
Net cash (used in)/provided by investing activities	(1,196)	526	2,812
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	—	—	67
Repayments of commercial paper, maturities greater than 90 days	—	—	(67)
Net issuances/(repayment) of short-term borrowings	2,609	(343)	(1,869)
Long-term debt proceeds	1,594	1,671	277
Long-term debt repayments	(2,077)	(2,554)	(2,432)
Repurchases of Common Stock	(2,385)	(2,334)	(1,547)
Dividends paid	(2,487)	(2,349)	(2,160)
Other	(13)	129	173
Net cash used in financing activities	(2,759)	(5,780)	(7,558)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	236	(140)	(32)
Cash, cash equivalents and restricted cash:
Increase	795	(484)	(64)
Balance at beginning of period	1,400	1,884	1,948
Balance at end of period	$2,195	$1,400	$1,884
Cash paid:
Interest	$570	$554	$568
Income taxes	$1,074	$1,474	$1,607

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies

Description of Business
Mondelēz International, Inc. was incorporated in 2000 in the Commonwealth of Virginia. Mondelēz International, Inc., through its subsidiaries (collectively “Mondelēz International,” “we,” “us” and “our”), sells food and beverage products in over 150 countries.

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

Additionally, we also consider for consolidation, entities where we may have controlling financial interests that do not involve ownership interests, voting rights or significant financial support. Such an entity, is known as a variable interest entity (“VIE”) and is required to be consolidated by its primary beneficiary. We hold a variable interest in a VIE due to an exclusive supply arrangement. We are not the primary beneficiary as we do not have the power to direct the activities of the VIE that most significantly impact its economic performance.

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

Currency Translation and Highly Inflationary Accounting
We translate the results of operations of our subsidiaries from their respective functional currencies into our U.S. dollar reporting currency using average exchange rates during each period and we translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments within equity as a component of other comprehensive earnings/(losses). Currency transaction gains and losses from the remeasurement of monetary assets and liabilities denominated in a currency other than the subsidiary’s functional currency are recorded in earnings.

Highly inflationary accounting is triggered when an economy’s three-year cumulative inflation rate exceeds 100%. It requires our U.S. dollar reporting currency to be considered the functional currency of our subsidiaries in highly inflationary economies. Monetary assets and liabilities of subsidiaries in highly inflationary economies that are denominated in local currency must be remeasured into the U.S. dollar each period, with currency remeasurement gains or losses recorded in earnings.

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

As of December 31, 2025, our consolidated entities in Argentina, Türkiye, Egypt and Nigeria are operating in highly inflationary economies and represent 1.3%, 0.7%, 0.5% and 0.3%, respectively, of our consolidated net revenues for the year ended December 31, 2025. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Our currency remeasurement gains/(losses) for subsidiaries in highly inflationary economies are as follows (1):

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Argentina	$(9)	$(17)	$(79)
Türkiye	(20)	(15)	(19)
Total losses	$(29)	$(32)	$(98)

(1)Remeasurement gains/(losses) for Egypt and Nigeria were not material in 2025 and 2024.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with financial institutions and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $70 million as of December 31, 2025 and $49 million as of December 31, 2024. Total cash, cash equivalents and restricted cash was $2,195 million as of December 31, 2025 and $1,400 million as of December 31, 2024.

Allowances for Credit Losses
Allowances for credit losses are recorded against our receivables. They are developed at a country and region level based on historical collection experience from receivables with similar risk characteristics, the current financial condition of specific customers and the forecasted economic conditions in countries where the related customers are located, using various factors such as bond default rates and consumption indexes. We write off receivables against the allowance for credit losses once it is determined that the receivables are no longer collectible and as allowed by local laws.

Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2024	$(66)	$(50)	$(15)
Net recovery/(provision) for expected credit losses	14	9	(2)
Write-offs charged against the allowance	3	1	5
Currency	12	3	(4)
Balance at December 31, 2024	(37)	(37)	(16)
Recovery for expected credit losses	—	6	—
Write-offs charged against the allowance	4	2	1
Currency	(2)	(6)	(3)
Balance at December 31, 2025	$(35)	$(35)	$(18)

Transfers of Financial Assets
We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have nonrecourse factoring arrangements in which we sell eligible trade receivables primarily to financial institutions in exchange for cash. We may continue to collect the receivables sold, acting solely as a collecting agent on behalf of the financial institutions. The outstanding principal amount of receivables under these arrangements was $674 million as of December 31, 2025, $159 million as of December 31, 2024 and $262 million as of December 31, 2023. The incremental costs of factoring receivables under these arrangements were recorded in selling, general and administrative expenses in the consolidated statements of earnings and were not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statements of cash flows.

Inventories
We record our inventory using the average cost method and make adjustments for excess and obsolete inventory.

Long-Lived Assets
Property, plant and equipment are stated at historical cost and depreciated by the straight-line method over the estimated useful lives of the assets, with the expense recorded in cost of sales or selling, general and administrative expenses depending on the nature of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years and buildings and building improvements over periods up to 40 years. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. Definite-life intangible assets are amortized by the straight-line method over their estimated useful lives.

We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, we group assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. The carrying values of the assets or asset groups are compared with the related estimated undiscounted future cash flows to determine if an impairment exists. If the asset or asset group is impaired, the related impairment charge is measured as the amount by which the carrying value of the asset (or asset group) exceeds its fair value.

Leases
We determine whether a contract is or contains a lease at contract inception. We classify our leases as operating or finance leases at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all of the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. All other leases are classified as operating leases. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the right-of-use (“ROU”) asset over the shorter of the lease term or the useful life of the leased asset. For operating leases, we recognize lease cost on a straight-line basis over the term of the lease. Variable lease payments, which are primarily comprised of product costs, insurance and tax payments based on usage or output, are recognized when the related expense is incurred.

Lease liabilities are recognized at lease commencement date based on the present value of minimum lease payments over the lease term. As the implicit interest rate in the lease is not readily determinable, we use our country-specific incremental borrowing rate to discount the lease liabilities. ROU assets are recognized at the lease commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives received and initial direct costs incurred. For short-term operating leases with terms of 12 months or less, we do not recognize ROU assets and lease liabilities.

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

Operating lease cost and amortization expense on finance lease ROU assets are recorded in cost of sales or selling, general and administrative expenses depending on the nature of the leased item. Interest expense on finance leases is recorded in interest and other expense, net.

Internal Use Software Costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years.

Cloud Computing Arrangements
We capitalize certain implementation costs of cloud computing arrangements during the application-development stage, consistent with the capitalization criteria used for internal use software. Capitalized costs are recorded within other assets on the consolidated balance sheets and within net cash provided by operating activities on the consolidated statement of cash flows. Capitalized cloud computing arrangement implementation costs are amortized using the straight-line method over the remaining term of the contract.

Business Combinations
The assets acquired and liabilities assumed upon the acquisition or consolidation of a business are recorded at fair value (or other measurement attribute required by U.S. GAAP), with the residual purchase price recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to assets acquired and liabilities assumed with the corresponding offset to goodwill. The results of operations of an acquired business are included in our operating results from the date of acquisition.

Further, certain of our acquisitions may include earn-out provisions or other forms of contingent consideration. As of the acquisition date, we record contingent consideration arrangements at their estimated fair values. Contingent consideration arrangements are subsequently remeasured to fair value each reporting period, with changes in fair value recognized in earnings.

Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed as incurred.

Goodwill and Indefinite-Life Intangible Assets
We test goodwill and indefinite-life intangible assets for impairment on an annual basis on July 1 or whenever events or changes in circumstances indicate that the fair value of the reporting unit or indefinite-life intangible asset is more likely than not below its carrying value.

We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we elect not to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test by comparing the estimated fair value of the reporting unit to its carrying value. When quantitative testing is performed, we estimate reporting unit fair values using a discounted cash flow method that incorporates earnings forecasts, market-based discount rates and terminal growth rates. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded for the amount by which its carrying value, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

We have the option to assess our indefinite-life intangible assets (primarily brand intangible assets) by initially performing qualitative assessments to determine whether it is more likely than not that the fair values of the indefinite-life intangible assets are less than their carrying values. If we determine that it is more likely than not that an indefinite-life intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we perform a quantitative impairment test by comparing the estimated fair value of the indefinite-life intangible asset to its carrying value. For indefinite-life intangible assets for which quantitative impairment testing is performed, we use several accepted valuation methods, including relief from royalty, excess earnings and excess margin, that utilize estimates of future sales, earnings growth rates, royalty rates and discount rates to estimate fair value. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value.

Equity Method Investments
Equity method investments consist of our investments in entities in which we maintain an investment in common stock or in-substance common stock and have the ability to exert significant influence over the operating and financial policies of the investee. Revenue and expenses of our equity method investees are not consolidated into our financial statements; rather, our proportionate share of the earnings of each investee is reflected as equity method investment net earnings. The carrying values of our equity method investments are also impacted by our proportionate share of items impacting the investee's accumulated other comprehensive income or losses and other items, such as our share of investee dividends.

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

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, we do not capitalize contract acquisition costs. Deferred revenues are not material and primarily include customer advance payments typically collected a few days before product delivery, at which time deferred revenues are reclassified and recorded as net revenues. We generally do not receive non-cash consideration for the sale of goods nor do we grant payment financing terms greater than one year.

Marketing, Advertising and Research and Development
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. For interim reporting purposes, advertising, consumer promotion and marketing research expenses are charged to operations as a percentage of volume, based on estimated sales volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $1,655 million in 2025, $2,112 million in 2024 and $2,057 million in 2023. We expense product research and development costs as incurred. Research and development expense was $400 million in both 2025 and 2024, and $380 million in 2023. We record marketing and advertising as well as research and development expenses within selling, general and administrative expenses.

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

Employee Benefit Plans
We provide a range of benefits to our current and retired employees including pension benefits, defined contribution plan benefits, postretirement health care benefits and postemployment (primarily severance-related) benefits depending upon local statutory requirements, employee tenure and service requirements as well as other factors. The cost for these plans is recognized in earnings primarily over the working life of the covered employee.

Derivative Instruments and Hedging Activities
Derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. Derivatives are presented on a gross basis and are classified as short-term or long-term based on the maturity date of the instrument. We designate certain of our derivative contracts as hedging instruments in cash flow and net investment hedges.

For derivative instruments that are designated and effective as cash flow hedges, which include certain of our interest rate contracts and cross-currency swap contracts, gains or losses on the derivatives are recorded in accumulated other comprehensive earnings/(losses) and reclassified to earnings in the periods in which the hedged item affects earnings. Gains and losses on cash flow hedges are classified in the same manner as the hedged item, primarily within interest and other expense, net.

We have designated certain foreign currency and cross-currency swap derivative contracts, as well as certain of our non-U.S. dollar debt, as hedges of our net investments in certain of our foreign operations. We assess the effectiveness of net investment hedge relationships based on spot rates and amortize the initial value attributable to the excluded component to earnings over the life of the hedging instrument within interest and other expense, net. Gains or losses on these contracts, net of deferred taxes, that are attributable to changes in spot rates are recorded within the cumulative translation adjustment component of accumulated other comprehensive earnings/(losses).

For derivatives that are not designated as accounting hedges (“economic hedges”), which include all of our commodity derivative contracts and certain of our foreign currency and interest rate derivative contracts, gains and losses are recorded in earnings. Those gains and losses are reflected within our consolidated statements of earnings based on the classification of the item being economically hedged.

If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the gain or loss recognition of the underlying hedged items. However, if it becomes probable that a hedged forecasted transaction will not occur, any gains or losses would be immediately reclassified from accumulated other comprehensive earnings/(losses) to earnings. If we were to remove a net investment hedge designation, any gains or losses recognized in accumulated other comprehensive earnings/(losses) are not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were hedged.

Cash flows related to settlements of derivative contracts designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. Cash flows related to settlements of derivatives used for economic hedges and derivatives in cash flow hedging relationships are classified in the same cash flows category as the related hedged item.

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

The roll-forward of our outstanding obligations confirmed as valid under our SCF program are as follows:

For the Year Ended December 31,
2025
(in millions)
Confirmed obligations outstanding at the beginning of the year	$3,509
New invoices confirmed during the year	11,336
Confirmed invoices paid during the year	(11,552)
Currency	269
Confirmed obligations outstanding at the end of the year	$3,562

New Accounting Pronouncements - Adopted
In December 2023, the FASB issued an Accounting Standards Update ("ASU") to enhance the transparency of annual income tax disclosures, primarily related to the rate reconciliation and income taxes paid. We adopted this standard on a prospective basis for our 2025 annual reporting. Refer to Note 16, Income Taxes for the disclosures required by this guidance.

New Accounting Pronouncements - Not Yet Adopted
In November 2024, the FASB issued an ASU that will require incremental disclosures in the notes to the financial statements to disaggregate income statement expense line items into specified expense categories and to provide additional information about certain expenses. The guidance is effective for the first annual reporting period beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance may be applied either on a prospective or retrospective basis. We currently expect to adopt the guidance when it becomes effective, for our annual reporting for the year ending December 31, 2027 and for our interim reporting in the first quarter of 2028. We are currently assessing the impact on our consolidated financial statements and related disclosures as well as whether we will adopt the guidance on a prospective or retrospective basis.

In July 2025, the FASB issued an ASU which introduces a practical expedient that allows entities to measure expected credit losses on current accounts receivable and current contract assets by assuming that the conditions existing at the balance sheet date remain unchanged over the remaining life of those assets. The amendment is intended to simplify the application of the current expected credit loss model by reducing the need to develop forward-looking forecasts for short-term trade receivables. The amendments are effective for annual periods beginning after December 15, 2025, including interim periods, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued an ASU that refines the scope of derivative accounting by introducing a new exception for contracts whose underlyings are based on the operations or activities of one of the parties, among other updates. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods, with early adoption permitted. The guidance may be applied either on a prospective or modified retrospective basis. We are currently assessing the impact on our consolidated financial statements and related disclosures and do not expect it to have a material impact.

In September 2025, the FASB issued an ASU that improves the accounting for internal-use software by replacing the previous capitalization guidance, which focused on a project's stage of development, with a principles-based "probable-to-complete" recognition threshold. The amendments are effective for annual periods beginning after December 15, 2027, including interim periods, with early adoption permitted. The guidance may be applied on a prospective or retrospective basis. We are currently assessing the impact on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued an ASU that establishes accounting guidance for government grants received by a business entity, including grants related to an asset and grants related to income. The amendments are effective for annual periods beginning after December 15, 2028, including interim periods, with early adoption permitted. The guidance may be applied on a modified prospective, modified retrospective or retrospective basis. We are currently assessing the impact on our consolidated financial statements and related disclosures.

Note 2. Acquisitions and Divestitures

Evirth
On November 1, 2024, we acquired Evirth (Shanghai) Industrial Co., Ltd. (“Evirth”), a leading manufacturer of cakes and pastries in China. The acquisition will continue to expand our growth in the cakes and pastries categories. The cash consideration paid for Evirth totaled ¥1.8 billion ($255 million), net of cash received.

The purchase price was primarily allocated to definite-lived intangible assets and goodwill. Within definite-lived intangible assets, we allocated $117 million to customer relationships which have an estimated useful life of 17 years. The fair value of customer relationships at the acquisition date was determined using the multi-period excess earnings method, which is an income approach. The fair value measurements are classified as Level 3 in the fair value hierarchy because they use significant unobservable inputs. Significant assumptions used in assessing the fair values of the intangible assets include discounted cash flows, customer attrition rates and discount rates.

Goodwill of $125 million was determined as the excess of the purchase price over the fair value of the net assets acquired and arises principally as a result of expansion opportunities and synergies across China. None of the goodwill recognized will be deductible for income tax purposes. All of the goodwill was assigned to the AMEA operating segment. For further detail, refer to Note 6, Goodwill and Intangible Assets.

Developed Market Gum
On October 1, 2023, we completed the sale of our developed market gum business in the United States, Canada and Europe to Perfetti Van Melle Group, excluding the Portugal business which we retained pending regulatory approval. After obtaining the regulatory approval, we completed the sale of the Portugal business to Perfetti Van Melle Group on October 23, 2023. We received cash proceeds of $1.4 billion. We recorded a pre-tax gain of $108 million on the sale and $83 million in divestiture-related costs in 2023. This disposition was not considered a strategic shift that would have a major effect on our operations or financial results; therefore, the results of the disposed business were not classified as discontinued operations.

Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2025	2024
	(in millions)
Raw materials	$1,015	$958
Finished products	3,404	2,869
Inventories	$4,419	$3,827

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2025	2024
	(in millions)
Land and land improvements	$404	$373
Buildings and building improvements	3,963	3,453
Machinery and equipment	14,610	12,732
Construction in progress	1,085	1,058
	20,062	17,616
Accumulated depreciation	(9,395)	(8,135)
Property, plant and equipment, net	$10,667	$9,481

Capital expenditures as presented on the statement of cash flow were approximately $1.3 billion, $1.4 billion and $1.1 billion for the years ended December 31, 2025, 2024 and 2023, respectively, and excluded $481 million, $458 million and $471 million, respectively, for accrued capital expenditures not yet paid.

Note 5. Leases

We have operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. Our leases generally have remaining lease terms of 1 to 14 years, some of which include options to extend the leases for up to 10 years.

The components of lease costs were as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Operating lease cost	$246	$234	$223

Finance lease cost:
Amortization of ROU assets	160	144	130
Interest on lease liabilities	21	18	15

Short-term lease cost	17	15	12
Variable lease cost	527	637	766

Sublease income	(3)	(3)	(4)

Total lease cost	$968	$1,045	$1,142

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(241)	$(228)	$(222)
Operating cash flows from finance leases	(21)	(18)	(15)
Financing cash flows from finance leases	(155)	(139)	(125)

ROU assets obtained in exchange for lease obligations:
Operating leases	$141	$272	$197
Finance leases	251	124	163

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2025	2024
	(in millions)
Operating Leases
Operating lease ROU assets	$731	$767

Other current liabilities	$164	$172
Long-term operating lease liabilities	599	623
Total operating lease liabilities	$763	$795

Finance Leases
Property, plant and equipment, net	$402	$292

Current portion of long-term debt	$137	$126
Long-term debt	286	183
Total finance lease liabilities	$423	$309

Weighted Average Remaining Lease Term
Operating leases	6.3 years	6.7 years
Finance leases	4.2 years	3.3 years

Weighted Average Discount Rate
Operating leases	5.4%	5.5%
Finance leases	4.8%	5.1%

Maturities of lease liabilities were as follows:

	As of December 31, 2025
	Operating Leases	Finance Leases
	(in millions)
Year Ending December 31:
2026	$206	$153
2027	155	109
2028	135	78
2029	105	52
2030	90	34
Thereafter	216	39
Total future undiscounted lease payments	$907	$465
less: imputed interest	(144)	(42)
Total reported lease liability	$763	$423

Note 6. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
	(in millions)
Balance at December 31, 2023	$1,607	$3,065	$8,350	$10,874	$23,896
Currency	(291)	(147)	(508)	(55)	(1,001)
Acquisition (1)	—	122	—	—	122
Balance at December 31, 2024	$1,316	$3,040	$7,842	$10,819	$23,017
Currency	184	85	1,042	30	1,341
Other	—	3	—	(25)	(22)
Balance at December 31, 2025	$1,500	$3,128	$8,884	$10,824	$24,336

(1)Relates to purchase price allocation for Evirth during 2024. Refer to Note 2, Acquisitions and Divestitures for more information.

Intangible Assets
Intangible assets consisted of the following:

	As of December 31, 2025			As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Indefinite-life intangible assets	$18,647	$—	$18,647	$17,770	$—	$17,770
Definite-life intangible assets	3,477	(2,496)	981	3,306	(2,228)	1,078
Total	$22,124	$(2,496)	$19,628	$21,076	$(2,228)	$18,848

Indefinite-life intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A., Cadbury Limited and Clif Bar. Definite-life intangible assets consist primarily of trademarks, customer-related intangibles, process technology and trademarks. The weighted-average amortization period for our definite-life intangible assets is approximately 16 years, which is primarily driven by recently acquired customer-related intangibles.

Amortization expense for definite-life intangible assets was $142 million in 2025, $153 million in 2024 and $151 million in 2023. For the next five years, we estimate annual amortization expense of approximately $102 million in 2026, $94 million in 2027, $89 million in 2028, $87 million in 2029 and $86 million in 2030 (reflecting December 31, 2025 exchange rates).

In 2025, 2024 and 2023, there were no goodwill impairments as each of our reporting units had sufficient fair value in excess of its carrying value. While all reporting units passed our annual impairment testing, if planned business performance expectations are not met or valuation inputs outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

We recognized intangible asset impairment charges of $33 million in 2025, $153 million in 2024, and $26 million in 2023 to reduce the carrying amounts of certain brands to their estimated fair values. Those charges are reported within asset impairment and exit costs in the consolidated statements of earnings. The 2025 impairments related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy brand in the Latin America segment. The 2024 impairments related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy and one biscuit brand in the Latin America segment. The 2023 impairments related to a chocolate brand in the North America segment and a biscuit brand in the Europe segment.

Including the four brands for which we recognized impairments in 2025, we identified five brand intangibles, as part of our annual test, for which fair value exceeded book value by less than 10%. The aggregate carrying value of those five brands was $1.5 billion as of December 31, 2025. We are closely monitoring the performance of those brands and if there are adverse changes to the related sales and earnings forecasts in the future, whether caused by business-specific or broader macroeconomic factors, one or more of those indefinite-life intangible assets could become impaired.

Note 7. Investments

Equity Method Investments
Our current equity method investments primarily relate to our ownership interests in Dong Suh Foods Corporation and Dong Suh Oil & Fats Co. Ltd. As of December 31, 2025, we owned 50.0% and 49.0%, respectively, of these companies' outstanding shares. Our ownership interests may change over time due to investee stock-based compensation arrangements, share issuances or other equity-related transactions.

Our investments accounted for under the equity method of accounting totaled $667 million as of December 31, 2025 and $635 million as of December 31, 2024. We recorded equity earnings and cash dividends of $65 million and $45 million in 2025, equity earnings and cash dividends of $168 million and $115 million in 2024 and equity earnings and cash dividends of $160 million and $137 million in 2023. The activity during 2024 and 2023 included our prior investment in JDE Peet’s N.V. (Euronext Amsterdam: “JDEP”).

JDEP Transactions
On August 24, 2025, Keurig Dr Pepper Inc. (Nasdaq: “KDP”) and JDEP entered into a definitive agreement under which KDP would acquire JDEP. As a result of that definitive agreement, we became entitled to a cash payment of €145 million ($169 million) from JAB Holding Company (“JAB”) that we received in 2025. The related gain is reported within gain/(loss) on equity method investment transactions in the consolidated statements of earnings.

In the first quarter of 2024 we recorded an impairment charge of €612 million ($665 million) related to our JDEP investment. This charge was included within gain/(loss) on equity method investment transactions in the consolidated statements of earnings. In the fourth quarter of 2024, we sold our remaining 85.9 million shares in JDEP to JAB. We received €2.2 billion ($2.3 billion) of proceeds and recorded a gain of €313 million ($332 million).

In 2023, we sold approximately 9.9 million shares of JDEP, which reduced our ownership interest by 2.0 percentage points, from 19.7% to 17.7%. We received cash proceeds of €255 million ($279 million) and recorded a loss of €21 million ($23 million).

Marketable Securities
During the first quarter of 2023, our ownership in KDP fell to below 5% of the outstanding shares, resulting in a change in the accounting for our KDP investment, from equity method investment accounting to accounting for equity interests with readily determinable fair values ("marketable securities") as we no longer retained significant influence. Marketable securities are measured at fair value based on quoted prices in active markets for identical assets (Level 1). Prior to the change in accounting for our KDP investment, we sold 30 million shares and received proceeds of $1.0 billion and recorded a pre-tax gain on equity method transactions of $493 million ($368 million after-tax) during 2023.

Subsequently in 2023, we sold the remainder of our shares of KDP (46 million) and received proceeds of $1.4 billion, exiting our investment in the company.

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

Note 8. Debt and Borrowing Arrangements
Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2025		2024
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$2,614	3.5%	$—	—%
Bank loans	74	7.7%	71	12.1%
Total short-term borrowings	$2,688		$71

Our uncommitted and committed credit facilities available include:

	As of December 31,
	2025		2024
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$882	$71	$784	$71
Credit facilities (1):
February 19, 2025	—	—	1,500	—
February 18, 2026	1,500	—	—	—
February 23, 2027	—	—	4,500	—
February 19, 2030	4,500	—	—	—

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

We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with any mark-to-market accounting for pensions and other retirement plans. At December 31, 2025, we complied with this covenant. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

During 2023, we repaid $2.0 billion in term loans related to 2022 credit facility borrowings.

Long-Term Debt
Our long-term debt consisted of (interest rates are as of December 31, 2025):

	As of December 31,
	2025 (1)	2024
	(in millions)
U.S. dollar notes, 1.250% to 7.000% (weighted-average effective rate 3.660%), due through 2050	$9,180	$8,834
Euro notes, 0.000% to 2.375% (weighted-average effective rate 0.975%), due through 2041	8,092	7,122
Pound sterling notes, 3.875% to 4.500% (weighted-average effective rate 4.151%), due through 2045	353	327
Swiss franc notes	—	221
Canadian dollar notes, 4.625% (effective rate 4.719%), due through 2031	469	864
Finance leases and other	423	310
Total	18,517	17,678
less: current portion of long-term debt	(1,295)	(2,014)
Long-term debt	$17,222	$15,664

(1) Amounts are shown net of unamortized discounts, premiums and bank fees of $(119) million and imputed interest on finance leases of $(42) million.

Over the next five years, aggregate principal maturities of our long-term debt, including finance leases, are (in millions):

2026	2027	2028	2029	2030	Thereafter	Total
$1,312	$1,740	$2,121	$2,246	$1,284	$9,975	$18,678

Debt Repayments
During 2025, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
3.250%	March 2025	C$600	$417
1.500%	May 2025	$750	$750
4.250%	September 2025 (1)	$500	$500
1.125%	December 2025	Fr.200	$253

(1)Repaid by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelēz International, Inc.

During 2024, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
2.125%	March 2024	$500	$500
2.250%	September 2024 (1)	$500	$500
0.000%	September 2024 (1) (2)	€300	$333
0.750%	September 2024 (1)	$500	$500
0.617%	September 2024	Fr.125	$148

(1)Repaid by Mondelez International Holdings Netherlands B.V. ("MIHN"), a wholly owned Dutch subsidiary of Mondelēz International, Inc
(2)Repayment of €300 million exchangeable bonds. Refer to Note 9, Financial Instruments for additional detail on these exchangeable bonds.

Debt Issuances
During 2025, we issued the following notes (in millions):

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

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheets. The fair value of all of our long-term debt, excluding finance lease obligations, was determined using quoted prices in active markets (Level 1 valuation data).

	As of December 31,
	2025	2024
	(in millions)
Fair Value	$19,553	$15,846
Carrying Value	21,205	17,749

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Interest expense	$599	$508	$550
Loss on debt extinguishment and related expenses	—	—	1
Other income, net	(317)	(328)	(241)
Interest and other expense, net	$282	$180	$310

Other income, net includes amortization of amounts excluded from our assessment of hedge effectiveness related to our net investment hedge derivative contracts, foreign currency transaction gains and losses on certain foreign currency denominated assets and liabilities, gains and losses on certain foreign currency derivative contracts, interest income and other non-operating items. Refer to Note 9, Financial Instruments for additional information about our hedging activities.

Note 9. Financial Instruments

Derivatives and Hedging Activities

We use derivative instruments to manage our currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program, which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. A principal objective of our risk management strategies is to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates.

When we use derivatives, we are exposed to credit and market risks. We reduce our credit risk by entering into derivatives with investment grade counterparties, limiting our level of exposure with each counterparty and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of one year or longer are governed by market standard derivatives contracts as provided by the International Swaps and Derivatives Association and other similar local framework agreements. We manage derivative market risk by limiting the types of derivative instruments and derivative strategies we use and the volume of market risk that we plan to hedge through the use of derivative instruments. We do not use derivatives for speculative purposes.

Foreign currency derivatives. We enter into foreign currency forward, option and swap contracts to economically hedge our exposure to changes in exchange rates from certain forecasted transactions and recognized assets and liabilities. Those derivative contracts are not designated for hedge accounting treatment. We also enter into foreign currency forward and option contracts designated as net investment hedges of certain investments in our non-U.S. operations against movements in exchange rates.

Commodity derivatives. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity forward, futures, option, and swap contracts to economically hedge those risks. We buy and sell commodity futures to hedge future purchase commitments and we occasionally use related futures to cross-hedge a commodity exposure. Derivative contracts used to hedge commodity price risk are not designated for hedge accounting treatment. Additionally, our commodity forward contracts generally qualify for the normal purchases scope exception and therefore are not subject to derivative mark-to-market accounting.

Interest rate derivatives. We are exposed to interest rate risk related to variable-rate financial assets and liabilities and forecasted borrowings. We use various interest rate derivative instruments, including, for example, interest rate swaps and treasury rate locks, to manage that interest rate risk. We have designated certain interest rate derivatives hedging forecasted borrowings and interest receipts on recognized financial assets as cash flow hedges. Other outstanding interest rate derivatives are not designated for hedge accounting treatment.

Cross-currency swap derivatives. We enter into cross-currency swaps designated as cash flow hedges to hedge currency exchange and interest rate risk on certain debt denominated in a different currency than the functional currency of the borrowing entity. We also enter into cross-currency swaps designated as net investment hedges of certain investments in our non-U.S. operations against movements in exchange rates.

Non-U.S. dollar debt designated as net investment hedges. We have designated certain non-U.S. dollar-denominated debt instruments as hedges of our net investments in certain of our foreign operations. The foreign currency transaction gains and losses from remeasurements of those non-U.S. dollar denominated debt instruments are recognized within the cumulative translation adjustment component of accumulated other comprehensive earnings/(losses) and they offset the cumulative translation adjustments from our net investments in the foreign operations being hedged.

Derivative instruments and corresponding hedge type were recorded at fair value in the consolidated balance sheets as follows:

		As of December 31,
		2025		2024
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Type of Hedge (1)	(in millions)
Derivatives designated as accounting hedges (2):
Foreign currency contracts	NIH	$3	$300	$5	$5
Interest rate contracts	CF	1	3	2	11
Cross-currency swap contracts	CF/NIH	238	370	382	69
		242	673	389	85
Derivatives not designated as accounting hedges:
Foreign currency contracts		$161	$182	$302	$118
Commodity contracts		422	924	2,205	1,522
Interest rate contracts		1	1	3	—
		584	1,107	2,510	1,640
Total fair value		$826	$1,780	$2,899	$1,725

(1)Derivative contracts designated as either cash flow (“CF”) or net investment hedging (“NIH”) instruments.
(2)We designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above but is included in long-term debt discussed in Note 8, Debt and Borrowing Arrangements. Non-U.S. dollar denominated debt designated as net investment hedges is also disclosed in the Notional Amounts of Derivatives and Other Hedging Instruments table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

We recorded the fair value of our derivative instruments in the consolidated balance sheets as follows:

	As of December 31,
	2025	2024
	(in millions)
Other current assets	$664	$2,545
Other assets	162	354
Other current liabilities	1,328	1,641
Other liabilities	452	84

Certain exchange-traded commodity contracts require us to receive from or pay to a broker an amount of cash related to the daily fluctuation in value of the futures contract. Such cash collateral held or placed is known as variation margin and is recorded as other current assets and liabilities. The net asset variation margin balances for futures contracts were $364 million and $263 million as of December 31, 2025 and December 31, 2024, respectively. These balances are excluded from the table above. Our over-the-counter ("OTC") derivative transactions are governed by International Swaps and Derivatives Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Fair Value Measurements of Derivative Instruments
Level 1 fair value measurements use quoted prices in active markets for identical assets or liabilities. Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges.

Level 2 fair value measurements use quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets with insufficient volume or infrequent transactions, or model-based valuations in which significant inputs are observable in the market. Level 2 financial assets and liabilities consist primarily of OTC foreign currency forwards, options and swaps; OTC commodity options; interest rate swaps; and cross-currency swaps. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of foreign currency contracts, interest rate swaps, and cross-currency swaps is derived from a discounted cash flow model based on the terms of the contract and the observable market inputs such as interest rate curves and forward rates. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Level 3 fair value measurements use significant unobservable inputs and include the use of judgment by management about the assumptions market participants would use in pricing the asset or liability.

The fair value measurements (asset/(liability)) of our derivative instruments were classified in the fair value hierarchy as follows:

	As of December 31, 2025
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$(318)	$—	$(318)	$—
Commodity contracts	(502)	(188)	(314)	—
Interest rate contracts	(2)	—	(2)	—
Cross-currency swap contracts	(132)	—	(132)	—
Total derivatives	$(954)	$(188)	$(766)	$—

	As of December 31, 2024
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$184	$—	$184	$—
Commodity contracts	683	(111)	794	—
Interest rate contracts	(6)	—	(6)	—
Cross-currency swap contracts	313	—	313	—
Total derivatives	$1,174	$(111)	$1,285	$—

Notional Amounts of Derivatives and Other Hedging Instruments
The gross notional values of our derivative instruments, as well as non-U.S. dollar debt designated as net investment hedging instruments, were:

	Notional Amount
	As of December 31,
	2025	2024
	(in millions)
Foreign currency contracts	$19,853	$13,724
Commodity contracts	14,463	16,210
Interest rate contracts	1,932	4,189
Cross-currency swap contracts	6,912	9,608
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,741	3,298
Swiss franc notes	—	220
Canadian dollar notes	474	869

Cash Flow Hedges
Our derivative instruments designated as cash flow hedges include interest rate swaps and cross-currency swaps. As of December 31, 2025, the aggregate notional value of those derivatives was $1.0 billion.

Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses). Refer to Note 14, Accumulated Other Comprehensive Earnings/(Losses) for additional information on current period activity. Based on current market conditions, $38 million of gains, net of taxes, included in accumulated other comprehensive earnings/(losses) from cash flow hedges as of December 31, 2025 are expected to be recognized into earnings during the next 12 months.

As of December 31, 2025, our longest dated cash flow hedges were interest rate swaps that hedge forecasted interest receipts over the next 3 years.

Hedges of Net Investments in International Operations

Derivative contracts designated as net investment hedges
We enter into foreign currency contracts and cross-currency swaps to hedge certain investments in our non-U.S. operations against movements in exchange rates. As of December 31, 2025, the aggregate notional value of those derivatives was $9.5 billion.

Net investment hedge derivative contract pre-tax impacts on other comprehensive earnings/(losses) and net earnings were:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Gain/(loss) on NIH contracts (1)
Foreign currency contracts	$(416)	$38	$88
Cross-currency swap contracts	(609)	356	(330)
Total	$(1,025)	$394	$(242)
Amounts excluded from the assessment of hedge effectiveness (2)
Foreign currency contracts	$117	$7	$28
Cross-currency swap contracts	147	179	120
Total	$264	$186	$148

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

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Euro notes	$(443)	$219	$(106)
Swiss franc notes	(33)	18	(54)
Canadian dollar notes	(21)	58	(10)
Total	$(497)	$295	$(170)

Derivatives Not Designated as Accounting Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Foreign currency contracts:
Cost of sales	$(236)	$106	$17
Selling, general and administrative expenses	(9)	(8)	—
Interest and other expense, net	35	89	15
Commodity contracts - Cost of sales	(984)	1,759	262
Interest rate contracts - Interest and other expense, net	1	3	5
Equity method investment contracts - Gain/(loss) on equity method investment transactions (1)	—	—	7
Total	$(1,193)	$1,949	$306

(1)Equity method investment contracts consisted of the bifurcated embedded derivative option that was a component of the September 20, 2021 €300 million exchangeable bonds issuance and expired on September 20, 2024. Refer to Note 8, Debt and Borrowing Arrangements for additional information.

Fair Value of Contingent Consideration

Contingent consideration liabilities, which reflect earn-out arrangements from business combinations, are recorded at fair value each period, with changes in fair value reported in earnings. The fair values of our contingent consideration liabilities were $149 million and $179 million as of December 31, 2025 and December 31, 2024, respectively. Contingent consideration liabilities are primarily recorded in other liabilities in the consolidated balance sheets and changes in their fair values are primarily recorded in selling, general and administrative expenses in the consolidated statements of earnings.

The estimated fair values of our contingent consideration liabilities were primarily determined using Monte Carlo simulations. Significant assumptions used in assessing the fair values of the liabilities include financial projections for net revenue, gross profit, and EBITDA, as well as discount and volatility rates. Fair value measurements of contingent consideration liabilities are classified as Level 3 in the fair value hierarchy because they use significant unobservable inputs.

Contingent consideration liabilities include an earn-out arrangement related to the acquisition of Clif Bar & Company (“Clif Bar”) in 2022. The possible payments under that arrangement range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of our base financial projections for the business.

The following is a summary of our contingent consideration liability activity:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Liability at the beginning of the period	$179	$680	$642
Contingent consideration arising from acquisitions	—	49	—
Changes in fair value	(34)	(394)	128
Payments	—	(155)	(90)
Currency	4	(1)	—
Liability at the end of the period	$149	$179	$680

Note 10. Benefit Plans

Pension Plans

Obligations and Funded Status
The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
	(in millions)
Projected benefit obligation at January 1	$1,183	$1,206	$6,753	$7,404
Service cost	3	3	62	59
Interest cost	37	60	287	283
Benefits paid	(32)	(41)	(476)	(446)
Settlements paid	(877)	(48)	(279)	(1)
Actuarial (gains)/losses	(7)	3	(278)	(271)
Currency	—	—	645	(312)
Other	—	—	29	37
Projected benefit obligation at December 31	307	1,183	6,743	6,753
Fair value of plan assets at January 1	1,200	1,277	7,297	7,907
Actual return on plan assets	51	8	192	42
Contributions	10	4	101	109
Benefits paid	(32)	(41)	(476)	(446)
Settlements paid	(877)	(48)	(279)	(1)
Currency	—	—	690	(324)
Other	(23)	—	(37)	10
Fair value of plan assets at December 31	329	1,200	7,488	7,297
Net pension assets at December 31	$22	$17	$745	$544

The accumulated benefit obligation, which represents benefits earned to the measurement date, for U.S. pension plans was $0.3 billion at December 31, 2025 and $1.2 billion at December 31, 2024. The accumulated benefit obligation for non-U.S. pension plans was $6.6 billion at both December 31, 2025 and December 31, 2024.

The actuarial (gain)/loss for our pension plans in 2025 and 2024 was related to changes in assumptions including discount rates used to measure the benefit obligations of those plans.

The combined U.S. and non-U.S. pension plans resulted in a net pension asset of $767 million as of December 31, 2025 and a net pension asset of $561 million as of December 31, 2024. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2025	2024
	(in millions)
Prepaid pension assets	$1,220	$987
Other current liabilities	(31)	(35)
Accrued pension costs	(422)	(391)
	$767	$561

Certain of our U.S. and non-U.S. plans are underfunded with accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2025	2024	2025	2024
	(in millions)
Projected benefit obligation	$16	$24	$581	$557
Accumulated benefit obligation	16	24	536	514
Fair value of plan assets	2	2	150	157

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Discount rate	5.48%	5.18%	4.59%	4.45%
Rate of compensation increase	4.00%	4.00%	3.08%	3.10%

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

Components of Net Periodic Pension (Benefit)/Cost
Net periodic pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	(in millions)
Service cost	$3	$3	$3	$62	$59	$54
Interest cost	37	60	64	287	283	303
Expected return on plan assets	(50)	(89)	(99)	(444)	(428)	(403)
Amortization of net loss and prior service cost	3	1	1	73	64	41
Settlement losses and other expenses	293	14	17	55	—	1
Net periodic pension (benefit)/cost	$286	$(11)	$(14)	$33	$(22)	$(4)

We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. For the U.S. plans, we determine the expected return on plan assets component of net periodic pension (benefit)/cost using a calculated market-related value of plan assets methodology that averages gains and losses on the plan assets over a four-year period to determine future pension expense. For our non-U.S. plans, we utilize a similar approach with varying cost recognition periods for some plans, and with others, we determine the expected return on plan assets based on asset fair values as of the measurement date.

We used the following weighted-average assumptions to determine our net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.18%	5.22%	5.55%	4.45%	4.03%	4.51%
Expected rate of return on plan assets	5.43%	6.25%	6.25%	5.93%	5.54%	5.41%
Rate of compensation increase	4.00%	4.00%	4.00%	3.10%	3.20%	3.22%

Pension Plan Settlements

Mondelēz Global LLC Retirement Plan Settlement
During 2024, we entered into agreements with two third-party insurance companies to purchase buy-in annuity contracts to cover the liabilities associated with the Mondelēz Global LLC Retirement Plan (“MDLZ Global Plan”), the pension plan for U.S. salaried employees. The agreements provided us with the option to elect a buy-out conversion, at which time full responsibility of the MDLZ Global Plan obligations would transfer to the insurance companies. During the second quarter of 2025, we elected the buy-out conversion and recognized a non-cash pre-tax settlement loss of $282 million as a component of our net periodic pension cost.

Mondelez Canada Inc. - Trusteed Hourly Retirement Plan and Retirement Plan Settlement
During the third quarter of 2025, we entered into an agreement with a third-party insurance company to buy-out the retiree participants' obligations of the Mondelez Canada Inc. Trusteed Hourly Retirement Plan and Mondelez Canada Inc. Retirement Plan. The obligations were transferred to the insurance company and we recognized a non-cash pre-tax settlement loss of $54 million as a component of our net periodic pension cost in the third quarter of 2025.

These settlement losses are recorded within benefit plan non-service (expense)/income in the consolidated statements of earnings.

Plan Assets
The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2025
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$1	$1	$—	$—
Pooled funds - equity securities	853	758	95	—
Total equity securities	854	759	95	—
Government bonds	1,910	77	1,833	—
Pooled funds - fixed-income securities	1,160	1,021	139	—
Corporate bonds and fixed-income securities	686	289	397	—
Buy-in annuity contracts and other	1,154	—	—	1,154
Total fixed-income securities	4,910	1,387	2,369	1,154
Real estate	274	210	—	64
Private equity	3	—	—	3
Cash and other	80	74	6	—
Total assets in the fair value hierarchy	$6,121	$2,430	$2,470	$1,221
Investments measured at net asset value	1,590
Total investments at fair value	$7,711

	As of December 31, 2024
Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
U.S. equity securities	$1	$1	$—	$—
Pooled funds - equity securities	833	751	82	—
Total equity securities	834	752	82	—
Government bonds	1,854	70	1,784	—
Pooled funds - fixed-income securities	945	825	120	—
Corporate bonds and fixed-income securities	563	243	320	—
Buy-in annuity contracts and other	2,082	—	—	2,082
Total fixed-income securities	5,444	1,138	2,224	2,082
Real estate	222	159	—	63
Private equity	3	—	—	3
Cash and other	87	77	9	1
Total assets in the fair value hierarchy	$6,590	$2,126	$2,315	$2,149
Investments measured at net asset value	1,811
Total investments at fair value	$8,401

We excluded plan assets of $106 million at December 31, 2025 and $96 million at December 31, 2024 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

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
•Level 3 – includes investments valued using unobservable inputs that reflect the plans’ judgments about the assumptions that market participants would use in pricing the assets, based on the best information available.
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
•Fair value estimates for buy-in annuity policies (excluding the MDLZ Global Plan buy-in) are calculated on a replacement policy value basis by discounting the projected cash flows of the plan members using a discount rate based on risk-free rates and adjustments for estimated levels of insurer pricing. The fair value of the MDLZ Global Plan buy-in annuity was set equal to the estimated contract value as of December 31, 2024.
•Net asset value – primarily includes equity funds, fixed income funds, real estate funds, hedge funds and private equity investments for which net asset values are normally used.

Changes in our Level 3 plan assets included:

Asset Category	January 1, 2025 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2025 Balance
	(in millions)
Buy-in annuity contracts and other	$2,082	$(12)	$(1,005)	$—	$89	$1,154
Real estate	63	1	—	—	—	64
Private equity and other	4	—	(1)	—	—	3
Total Level 3 investments	$2,149	$(11)	$(1,006)	$—	$89	$1,221

Asset Category	January 1, 2024 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2024 Balance
	(in millions)
Buy-in annuity contracts and other	$1,471	$(62)	$702	$—	$(29)	$2,082
Real estate	62	—	—	—	1	63
Private equity	3	—	—	—	1	4
Total Level 3 investments	$1,536	$(62)	$702	$—	$(27)	$2,149

The decrease in Level 3 pension plan investments during 2025 was related to net purchases, issuances and settlements, including the settlement of the MDLZ Global Plan buy-in annuity, and return on plan assets, partially offset by currency impact. The increase in Level 3 pension plan investments during 2024 was related to net purchases, issuances and settlements, including the purchase of the MDLZ Global Plan buy-in annuity, partially offset by a decreased return on plan assets and currency impact.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2025	2024	2025	2024
Equity securities	19%	4%	14%	14%
Fixed-income securities	70%	21%	64%	64%
Real estate	—	—	5%	4%
Buy-in annuity contracts	—	75%	16%	17%
Cash	11%	—	1%	1%
Total	100%	100%	100%	100%

For our U.S. plans, our investment strategy is to reduce our funded status risk in part through appropriate asset allocation within our plan assets. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make monthly benefit payments. The strategy involves using indexed U.S. equity and international equity securities and actively managed U.S. investment grade fixed-income securities (which constitute 75% or more of fixed-income securities) with smaller allocations to high yield fixed-income securities.

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 12% equity securities, 56% fixed-income securities, 27% buy-in annuity contracts and 5% real estate.

Employer Contributions
In 2025, we contributed $10 million to our U.S. pension plans and $78 million to our non-U.S. pension plans. In addition, employees contributed $23 million to our non-U.S. plans. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability. In 2026, we estimate that our pension contributions will be $1 million to our U.S. plans and $77 million to our non-U.S. plans based on current tax laws. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments
The estimated future benefit payments from our pension plans at December 31, 2025 were (in millions):

	2026	2027	2028	2029	2030	2031-2035
U.S. Plans	$35	$18	$19	$19	$20	$106
Non-U.S. Plans	454	436	438	446	450	2,281

Multiemployer Pension Plans
In accordance with obligations we have under collective bargaining agreements, we made contributions to multiemployer pension plans for continuing participation and these amounts were not material. Our contributions are based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and fund surcharges.

On July 11, 2019, we received a withdrawal liability assessment from the Bakery and Confectionery Union and Industry International Pension Fund requiring pro-rata monthly payments over 20 years and we recorded a discounted liability of $491 million at that time. In connection with the discounted long-term liability, we recorded accreted interest of $9 million in 2025, $10 million in 2024 and $10 million 2023 within interest and other expense, net in the consolidated statements of earnings. As of December 31, 2025, the remaining discounted withdrawal liability was $294 million, with $16 million recorded in other current liabilities and $278 million recorded in other liabilities in the consolidated balance sheet.

Other Costs
We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $75 million in 2025, $68 million in 2024 and $66 million 2023.

Postretirement Benefit Plans

Obligations and Funded Status
The changes in and the amount of the accrued benefit obligation of U.S. and non-U.S. plans were:

	As of December 31,
	2025	2024
	(in millions)
Accrued benefit obligation at January 1	$183	$205
Service cost	1	1
Interest cost	10	10
Benefits paid	(15)	(17)
Plan amendments	(33)	—
Currency	3	(7)
Actuarial losses/(gains)	6	(9)
Accrued benefit obligation at December 31	155	183
Fair value of plan assets at January 1	74	70
Employer Contributions	10	14
Benefit Payments	(15)	(17)
Actual Return on Assets	7	7
Fair value of plan assets at December 31	76	74
Net postretirement plan liabilities at December 31	$79	$109

The fair value of plan assets as of December 31, 2025 pertain to the U.S. plan as our postretirement health care plans are funded in the U.S.
The current portion of our accrued postretirement benefit obligation of $5 million at December 31, 2025 and $11 million at December 31, 2024 is included in other current liabilities and the long-term portion of $74 million at December 31, 2025 and $98 million at December 31, 2024 is presented as accrued postretirement health care costs in our consolidated balance sheets.

The actuarial losses/(gains) for our postretirement plans in 2025 and 2024 were driven by assumption changes, including discount rates, used to measure the benefit obligations of those plans.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Discount rate	5.55%	5.70%	5.98%	5.77%
Health care cost trend rate assumed for next year	7.00%	6.50%	4.98%	5.04%
Ultimate health care cost trend rate	5.00%	5.00%	4.60%	4.64%
Year that the rate reaches the ultimate trend rate	2034	2031	2040	2040

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

Net Periodic Postretirement Health Care (Benefits)/Costs
The net periodic postretirement benefit was $12 million, $11 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.70%	5.20%	5.53%	5.77%	5.72%	6.07%
Expected rate of return on plan assets	7.50%	7.25%	—	—	—	—
Health care cost trend rate	7.00%	6.50%	7.00%	4.98%	5.04%	5.98%

Future Benefit Payments
Our estimated future benefit payments for our postretirement health care plans at December 31, 2025 were (in millions):

	2026	2027	2028	2029	2030	2031-2035
U.S. Plans	$9	$4	$4	$4	$4	$24
Non-U.S. Plans	5	5	5	5	5	27

Other Costs
We made contributions to multiemployer medical plans totaling $18 million in 2025, $17 million in 2024 and $18 million in 2023. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans

Obligations
Our postemployment plans are not funded. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2025	2024
	(in millions)
Accrued benefit obligation at January 1	$93	$92
Service cost	9	9
Interest cost	8	7
Benefits paid	(27)	(21)
Actuarial (gains)/losses	(5)	6
Accrued benefit obligation at December 31	$78	$93

The accrued benefit obligation was determined using a weighted-average discount rate of 6.3% in 2025 and 9.1% in 2024, an assumed weighted-average ultimate annual turnover rate of 0.7% in 2025 and 0.8% in 2024, assumed compensation cost increases of 4.0% in 2025 and 2024 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Net Periodic Postemployment Costs
The net periodic postemployment cost was $20 million for the years ended December 31, 2025 and 2024 and $4 million for the year ended December 31, 2023.

As of December 31, 2025, the estimated net gain for the postemployment benefit plans that we expect to amortize from accumulated other comprehensive earnings/(losses) into net periodic postemployment costs during 2026 is approximately $2 million.

Note 11. Commitments and Contingencies

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

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the "District Court") related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleged that Mondelēz Global: (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures; and (3) engaged in non-competitive trades. On May 13, 2022, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows and did not include an admission by Mondelēz Global. Several class action complaints also were filed against Mondelēz Global in the District Court by investors who copied and expanded upon the CFTC allegations in a series of private claims for monetary damages as well as injunctive, declaratory, and other unspecified relief. In June 2015, these suits were consolidated in the United States District Court for the Northern District of Illinois as case number 15-cv-2937, Harry Ploss et al. v. Kraft Foods Group, Inc. and Mondelēz Global LLC. On January 3, 2020, the District Court granted plaintiffs' request to certify a class. In November 2022, the District Court adjourned the trial date it had previously set for November 30, 2022 and ordered the parties to brief Kraft’s motions to decertify the class and for summary judgment, which has been completed. The District Court heard argument on these motions in March 2024 and took them under submission. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the class action.

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

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of December 31, 2025 and December 31, 2024, we had no material third-party guarantees recorded on our consolidated balance sheets.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 12. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Common Stock and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2025, 2024 and 2023. Shares of Common Stock issued, in treasury and outstanding, were:

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at January 1, 2023	1,996,537,778	(630,646,687)	1,365,891,091
Shares repurchased	—	(22,564,627)	(22,564,627)
Exercise of stock options and issuance of other stock awards	—	5,156,241	5,156,241
Balance at December 31, 2023	1,996,537,778	(648,055,073)	1,348,482,705
Shares repurchased	—	(36,152,376)	(36,152,376)
Exercise of stock options and issuance of other stock awards	—	5,498,809	5,498,809
Balance at December 31, 2024	1,996,537,778	(678,708,640)	1,317,829,138
Shares repurchased	—	(39,604,831)	(39,604,831)
Exercise of stock options and issuance of other stock awards	—	3,352,107	3,352,107
Balance at December 31, 2025	1,996,537,778	(714,961,364)	1,281,576,414

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2025, 68.1 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

Share Repurchase Program
Effective January 1, 2025, our Board of Directors approved a program authorizing the repurchase of $9.0 billion of our Common Stock through December 31, 2027. Repurchases under the program are determined by management and are wholly discretionary.

During the year ended December 31, 2025, we repurchased approximately 40 million shares of Common Stock at an average cost of $58.02 per share, or an aggregate cost of approximately $2.3 billion, all of which was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of December 31, 2025, we have approximately $6.7 billion in remaining share repurchase capacity.

Note 13. Stock Plans

Under our 2024 Performance Incentive Plan (the “2024 PIP”), we are authorized through May 21, 2034 to issue a maximum of 50.7 million shares of our Common Stock. As of December 31, 2025, there were 47.0 million shares available to be granted.

Stock Compensation Plans

Stock Options
We recorded compensation expense related to stock options held by our employees of $27 million in 2025, $30 million in 2024 and $25 million in 2023 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $3 million in 2025, $5 million in 2024 and $4 million in 2023. The unamortized compensation expense related to our employee stock options was $19 million at December 31, 2025 and is expected to be recognized over a weighted-average period of 1.6 years.

Our weighted-average Black-Scholes Model fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2025	4.06%	6 years	22.52%	3.09%	$12.63
2024	4.21%	5 years	20.93%	2.33%	$15.23
2023	4.18%	5 years	20.97%	2.32%	$13.57

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

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2023	20,490,250	$46.31		$417	million
Granted	2,476,320	65.39
Exercised (1)	(3,894,213)	39.59		$123	million
Canceled	(394,237)	59.41
Balance at December 31, 2023	18,678,120	49.96		$420	million
Granted	2,297,630	73.03
Exercised (1)	(4,096,571)	43.30		$121	million
Canceled	(400,010)	63.40
Balance at December 31, 2024	16,479,169	54.51		$135	million
Granted	2,025,000	65.13
Exercised (1)	(2,258,520)	42.59		$49	million
Canceled	(523,730)	67.18
Balance at December 31, 2025	15,721,919	57.17	5 years	$55	million
Exercisable at December 31, 2025	12,029,819	53.92	4 years	$55	million

(1)Cash received from options exercised was $94 million in 2025, $175 million in 2024 and $152 million in 2023. The excess income tax benefit from stock option exercises was $7 million in 2025, $19 million in 2024 and $21 million in 2023.

Performance Share Units and Deferred Stock Units
We recorded compensation expense related to PSUs and DSUs of $87 million in 2025, $117 million in 2024 and $121 million in 2023 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $14 million in 2025, $19 million in 2024 and $18 million in 2023. The unamortized compensation expense related to our PSUs and DSUs was $129 million at December 31, 2025 and is expected to be recognized over a weighted-average period of 1.8 years.

Our PSU and DSU activity is reflected below:

	Number of Shares	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value
Balance at January 1, 2023	4,451,674	$60.12
Units granted:
Performance share units (1)	1,312,820	67.48
Deferred stock units	926,288	65.99
Total units granted (1)	2,239,108	66.86	$150	million
Vested (1) (2)	(1,772,439)	61.92	$110	million
Forfeited	(365,177)	62.66
Balance at December 31, 2023	4,553,166	62.53
Units granted:
Performance share units (1)	1,517,643	67.76
Deferred stock units	930,655	72.35
Total units granted (1)	2,448,298	69.50	$170	million
Vested (1) (2)	(2,075,329)	58.51	$121	million
Forfeited	(389,561)	66.91
Balance at December 31, 2024	4,536,574	67.76
Units granted:
Performance share units (1)	1,438,015	67.95
Deferred stock units	1,443,758	63.19
Total units granted (1)	2,881,773	65.56	$189	million
Vested (1) (2)	(1,562,811)	63.29	$99	million
Forfeited	(518,412)	69.30
Balance at December 31, 2025	5,337,124	67.73

(1)Includes incremental PSUs issued over target.
(2)The income tax shortfall upon vesting of PSUs and DSUs was $1 million in 2025 and the excess tax benefit upon vesting of PSUs and DSUs was $7 million in 2024 and $3 million in 2023.
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

Note 14. Accumulated Other Comprehensive Earnings/(Losses)

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings/(losses). Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $411 million in 2025, $21 million in 2024 and $84 million in 2023.

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(11,017)	$(9,574)	$(9,808)
Currency translation adjustments	782	(1,390)	177
Tax effect	79	(63)	52
Other comprehensive earnings/(losses)	861	(1,453)	229
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(24)	10	5
Balance at end of period	(10,180)	(11,017)	(9,574)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,402)	$(1,323)	$(1,105)
Net actuarial gain/(loss) arising during period	(5)	(233)	(229)
Tax effect on net actuarial gain/(loss)	89	51	39
Losses/(gains) reclassified into net earnings:
Amortization of net loss and prior service (1)	61	52	25
Settlement losses and other expenses (1)	348	14	18
Tax expense/(benefit) on reclassifications (3)	(100)	(14)	(11)
Currency impact	(126)	51	(60)
Other comprehensive earnings/(losses)	267	(79)	(218)
Balance at end of period	(1,135)	(1,402)	(1,323)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(52)	$(49)	$(34)
Interest rate contracts gains/(losses)	(1)	(3)	(15)
Cross-currency swap contracts gains/(losses)	(81)	20	(35)
Other derivative gains/(losses)	(7)	1	(11)
Tax effect on net derivative gain/(loss)	(3)	6	(4)
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)	6	10	8
Cross-currency swap contracts (2)	90	(42)	40
Other derivative contracts (2)	—	4	—
Tax expense/(benefit) on reclassifications (3)	6	(3)	4
Currency impact	(7)	4	(2)
Other comprehensive earnings/(losses)	3	(3)	(15)
Balance at end of period	(49)	(52)	(49)
Accumulated other comprehensive losses:
Balance at beginning of period	$(12,471)	$(10,946)	$(10,947)
Total other comprehensive earnings/(losses)	1,131	(1,535)	(4)
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	(24)	10	5
Other comprehensive earnings/(losses)	1,107	(1,525)	1
Balance at end of period	$(11,364)	$(12,471)	$(10,946)

(1)These reclassified losses/(gains) are included in net periodic benefit costs disclosed in Note 10, Benefit Plans.
(2)These reclassified losses/(gains) are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 15. Restructuring

2025 Restructuring Actions
In the fourth quarter of 2025, we implemented restructuring actions to reduce our cost structure and streamline our operations. We incurred charges of $24 million in connection with those actions for employee severance and related costs. Those charges are classified within asset impairment and exit costs and our cash payments for those charges through December 31, 2025 were not material.

Simplify to Grow Program
In 2014, our Board of Directors approved a multi-year restructuring program (“Simplify to Grow Program”), to reduce our operating cost structure in both our supply chain and overhead costs. Total restructuring and related implementation charges of $5.4 billion were incurred throughout the Simplify to Grow Program, which ended in December 2024.

We recorded restructuring charges of $77 million in 2024 and $106 million in 2023, primarily within asset impairment and exit costs. We recorded implementation costs of $72 million in 2024 and $25 million in 2023 within cost of sales and selling, general and administrative expenses.

The Simplify to Grow Program restructuring liability activity for the years ended December 31, 2025 and 2024 was:

	Severance and related costs	Asset Write-downs and Other	Total
	(in millions)
Liability Balance, January 1, 2024	$191	$—	$191
Charges	56	21	77
Cash spent	(48)	—	(48)
Non-cash items	(1)	(21)	(22)
Currency	(10)	—	(10)
Liability Balance, December 31, 2024	188	—	188
Payments	(59)	—	(59)
Currency and other	(5)	—	(5)
Liability balance, December 31, 2025	$124	$—	$124

The liability for restructuring charges is included within other current liabilities and other liabilities.

Note 16. Income Taxes

Earnings/(losses) from continuing operations before income taxes and the provision for income taxes consisted of:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Earnings/(losses) from continuing operations before income taxes:
United States	$750	$1,688	$1,500
Outside United States	2,264	4,573	4,380
	$3,014	$6,261	$5,880
Provision for income taxes:
United States federal:
Current	$102	$268	$667
Deferred	54	98	(167)
	156	366	500
State and local:
Current	(3)	83	123
Deferred	8	28	(50)
	5	111	73
Total United States	161	477	573

Outside United States:
Current	667	861	784
Deferred	(46)	131	180
Total outside United States	621	992	964
Total provision for income taxes	$782	$1,469	$1,537

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate as follows:

	For the Year Ended December 31,
	2025
	(in millions)
U.S. federal statutory rate	$633	21.0%
State and local income taxes, net of federal tax effect	37	1.2%
Foreign tax effects:
Brazil:
Nontaxable or nondeductible items	(34)	(1.1)%
Other - Brazil	10	0.3%
China	55	1.8%
Germany:
Nontaxable or nondeductible items	(44)	(1.5)%
Other - Germany	7	0.2%
Russia:
Cross-border tax laws - withholding tax	33	1.1%
Other - Russia	24	0.8%
Singapore	(37)	(1.2)%
Switzerland:
Changes in valuation allowances	45	1.5%
Other - Switzerland	(44)	(1.5)%
Other foreign jurisdictions	162	5.4%
Effects of changes in tax laws or rates enacted in the current period	—	—%
Effects of cross-border tax laws (net of foreign tax credits):
Global intangible low-taxed income	57	1.9%
Other	(64)	(2.1)%
Tax credits	(17)	(0.6)%
Changes in valuation allowances	35	1.2%
Nontaxable or nondeductible items	10	0.3%
Changes in unrecognized tax benefits	(88)	(2.9)%
Other	2	0.1%
Effective tax rate	$782	25.9%

The following states make up more than 50% of state income tax expense: California, Illinois, Texas, New Jersey and Pennsylvania.

	For the Years Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
Increase/(decrease) resulting from:
State and local income taxes, net of federal tax benefit	1.2%	(0.1)%
Foreign rate differences	3.0%	2.0%
Changes in judgment on realizability of deferred tax assets	(0.2)%	(0.1)%
Net change in tax accruals	0.5%	(0.2)%
Tax accrual on investment in KDP (including tax impact of share sales)	—%	2.8%
Excess tax benefits from equity compensation	(0.4)%	(0.4)%
Tax legislation	0.2%	1.4%
Business sales	—%	(0.5)%
Tax benefit from legal entity reorganization	(2.3)%	—%
Foreign tax provisions under TCJA (GILTI, FDII and BEAT) (1)	0.5%	0.6%
Tax impacts from the European Commission legal matter	—%	(0.4)%
Effective tax rate	23.5%	26.1%
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

Our 2025 effective tax rate was 25.9%, higher than the 21% U.S. federal statutory rate due to the net unfavorable impacts of our jurisdictional mix of pretax income, foreign provisions under U.S. tax laws and a net increase to valuation allowances. This was partially offset by favorable tax benefits related to audit settlements, final 2024 tax return filings and the tax treatment of certain foreign pension assets.

Our 2024 effective tax rate of 23.5% was higher than the 21% U.S. federal statutory rate due to the net unfavorable impact attributable to our jurisdictional mix of pretax income and applicable tax rates as well as unfavorable foreign provisions under U.S. tax laws, partially offset by a net benefit resulting from a legal entity reorganization associated with a prior year acquisition.

Our 2023 effective tax rate of 26.1% was higher than the 21% U.S. federal statutory rate due to a $125 million net tax expense incurred in connection with the KDP share sale during the first quarter of 2023 (the earnings were reported separately on our statement of earnings and thus not included in earnings before income taxes). Excluding these impacts, our effective tax rate was 24.0%, which reflects unfavorable foreign provisions under U.S. tax laws as well as net unfavorable impacts from the mix of pretax income and applicable tax rates in various non-U.S. jurisdictions. The 24.0% included a $150 million net tax expense related to pretax gains and losses on KDP marketable securities. It also included a favorable discrete net tax benefit of $40 million, driven primarily by a $51 million net benefit from the release of liabilities for uncertain tax positions due to expirations of statutes of limitations and audit settlements in several jurisdictions and a $24 million benefit for the expected tax deduction on the European Commission legal matter, partially offset by a $63 million expense from updating our Swiss tax reform position in Switzerland as it relates to the 2024 tax year.

Cash taxes paid, net of refunds, were as follows:

For the Year Ended December 31,
2025
(in millions)
U.S. Federal	$338
U.S. State	45
Total U.S.	383
Foreign:
China	91
Russia	69
Switzerland	63
Other foreign	468
Total foreign	691
Total	$1,074

Tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of:

	As of December 31,
	2025	2024
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$44	$50
Other employee benefits	168	154
Accrued expenses	629	647
Loss carryforwards	752	681
Tax credit carryforwards	773	736
Other	763	527
Total deferred income tax assets	3,129	2,795
Valuation allowance	(1,448)	(1,291)
Net deferred income tax assets	$1,681	$1,504
Deferred income tax liabilities:
Intangible assets	$(3,310)	$(3,083)
Property, plant and equipment	(875)	(777)
Accrued pension costs	(10)	(74)
Other	(680)	(662)
Total deferred income tax liabilities	(4,875)	(4,596)
Net deferred income tax liabilities	$(3,194)	$(3,092)

Our significant valuation allowances are in the U.S. and Switzerland. The U.S. valuation allowance relates to excess foreign tax credits generated by the deemed repatriation under U.S. tax reform while the Swiss valuation allowance reduces the deferred tax asset related to amortizable intangible assets to the amount more likely than not to be realized. Our total valuation allowance was $1,291 million as of January 1, 2025 and $1,448 million as of December 31, 2025. The $157 million net change, which includes currency impacts, consisted of $193 million additions less $36 million reductions.

At December 31, 2025, the Company has tax-effected loss carryforwards of $752 million, of which $31 million will expire at various dates between 2026 and 2045 and the remaining $721 million can be carried forward indefinitely.

As of December 31, 2025, the company is indefinitely reinvested in certain unremitted earnings that have already been subject to U.S. tax; these earnings would incur approximately $125 million of local tax if repatriated, which has not been recognized in our consolidated financial statements.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
January 1	$436	$442	$424
Increases from positions taken during prior periods	37	25	33
Decreases from positions taken during prior periods	(54)	(7)	(35)
Increases from positions taken during the current period	27	40	55
Decreases relating to settlements with taxing authorities	(58)	(20)	(11)
Reductions resulting from the lapse of the applicable statute of limitations	(14)	(20)	(29)
Currency/other	26	(24)	5
December 31	$400	$436	$442

As of January 1, 2025, our unrecognized tax benefits were $436 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $348 million. Our unrecognized tax benefits were $400 million at December 31, 2025, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $326 million. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $190 million as of January 1, 2025 and $191 million as of December 31, 2025. Our 2025 provision for income taxes included $8 million benefit for interest and penalties.

In connection with the 2017 enacted U.S. tax reform, we recorded a $1.3 billion transition tax liability that is payable in installments through 2026. As of December 31, 2025, the remaining liability was approximately $90 million.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. U.S. federal, state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. The earliest year still open to examination by U.S. federal and state tax authorities is 2016 and the years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): India (2005), Switzerland (2019), China (2015) and Greece (2018).

Note 17. Earnings per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions, except per share data)
Net earnings	$2,466	$4,623	$4,968
less: Noncontrolling interest earnings	(15)	(12)	(9)
Net earnings attributable to Mondelēz International	$2,451	$4,611	$4,959
Weighted-average shares for basic EPS	1,294	1,341	1,363
plus: Dilutive effect of outstanding stock awards	4	6	7
Weighted-average shares for diluted EPS	1,298	1,347	1,370
Basic earnings per share attributable to Mondelēz International	$1.89	$3.44	$3.64
Diluted earnings per share attributable to Mondelēz International	$1.89	$3.42	$3.62

We exclude antidilutive Mondelēz International share-based payment awards from our calculation of weighted-average shares for diluted EPS, which were 4.1 million for the year ended December 31, 2025, 3.4 million for the year ended December 31, 2024 and 2.9 million for the year ended December 31, 2023.

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

Our operations and management structure are organized into four operating segments which are also our reportable segments:
•Latin America
•AMEA
•Europe
•North America

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. Our CODM uses segment operating income in the annual plan and forecasting process and considers actual versus plan variances in assessing the performance of the segment. The CODM also uses segment operating income as an input to the overall compensation measures for segment management under our incentive compensation plans. Segment operating income excludes certain mark-to-market impacts on commodity and foreign currency derivatives (which are primarily a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage benefit plan non-service income and interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that our CODM reviews. Additionally, assets for reportable segments are not disclosed as such information is not regularly reviewed by the Company's CODM.

Our segment net revenue, significant segment expenses and operating income by reportable segment were as follows:

	For The Year Ended December 31, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$4,899	$7,932	$15,027	$10,679	$38,537
Segment cost of sales	(3,315)	(5,322)	(10,835)	(6,784)	(26,256)
Segment selling, general and administrative expenses (1)	(1,015)	(1,625)	(2,372)	(1,991)	(7,003)
Segment operating income	$569	$985	$1,820	$1,904	5,278
Mark-to-market losses from derivatives					(1,341)
General corporate expenses					(260)
Amortization of intangible assets					(142)
Gain on divestiture					13
Operating income					$3,548

	For The Year Ended December 31, 2024
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$4,926	$7,296	$13,309	$10,910	$36,441
Segment cost of sales	(3,230)	(4,382)	(8,631)	(6,491)	(22,734)
Segment selling, general and administrative expenses (1)	(1,164)	(1,722)	(2,610)	(1,927)	(7,423)
Segment operating income	$532	$1,192	$2,068	$2,492	6,284
Mark-to-market gains from derivatives					543
General corporate expenses					(330)
Amortization of intangible assets					(153)
Gain on acquisition					4
Acquisition-related costs					(3)
Operating income					$6,345

	For The Year Ended December 31, 2023
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$5,006	$7,075	$12,857	$11,078	$36,016
Segment cost of sales	(3,284)	(4,320)	(8,359)	(6,474)	(22,437)
Segment selling, general and administrative expenses (1)	(1,193)	(1,642)	(2,520)	(2,512)	(7,867)
Segment operating income	$529	$1,113	$1,978	$2,092	5,712
Mark-to-market gains from derivatives					189
General corporate expenses					(356)
Amortization of intangible assets					(151)
Gain on divestiture					108
Operating income					$5,502
(1) SG&A for all reportable segments includes: Advertising & consumer expenses and overhead expenses.

Total depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Depreciation expense (2):
Latin America	$146	$151	$152
AMEA	171	162	155
Europe	315	275	241
North America	177	177	152
Corporate	44	45	41
Total depreciation expense	$853	$810	$741

(2)Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the consolidated statement of cash flows for total depreciation and amortization expenses.

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Capital expenditures:
Latin America	$215	$199	$164
AMEA	278	309	249
Europe	500	550	399
North America	267	291	257
Corporate	19	38	43
Total capital expenditures	$1,279	$1,387	$1,112

Geographic data for net revenues (recognized in the countries where products are sold from) and long-lived assets, excluding deferred taxes, goodwill, intangible assets and equity method investments, were:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Net revenues:
United States	$9,343	$9,469	$9,581
Other	29,194	26,972	26,435
Total net revenues	$38,537	$36,441	$36,016

	As of December 31,
	2025	2024	2023
	(in millions)
Long-lived assets:
United States	$2,142	$2,346	$2,226
Mexico	1,300	1,076	1,331
Other	10,127	9,000	8,749
Total long-lived assets	$13,569	$12,422	$12,306

Disaggregation of Net Revenue
Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Year Ended December 31, 2025
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$1,155	$2,935	$4,970	$9,331	$18,391
Chocolate	1,414	3,047	7,799	436	12,696
Gum & Candy	1,507	989	652	912	4,060
Beverages	344	517	145	—	1,006
Cheese & Grocery	479	444	1,461	—	2,384
Total net revenues	$4,899	$7,932	$15,027	$10,679	$38,537

	For the Year Ended December 31, 2024
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$1,199	$2,573	$4,425	$9,605	$17,802
Chocolate	1,276	2,831	6,773	368	11,248
Gum & Candy	1,512	947	644	937	4,040
Beverages	454	525	117	—	1,096
Cheese & Grocery	485	420	1,350	—	2,255
Total net revenues	$4,926	$7,296	$13,309	$10,910	$36,441

	For the Year Ended December 31, 2023
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$1,193	$2,488	$4,429	$9,519	$17,629
Chocolate	1,357	2,690	6,225	347	10,619
Gum & Candy	1,509	893	812	1,212	4,426
Beverages	457	593	135	—	1,185
Cheese & Grocery	490	411	1,256	—	2,157
Total net revenues	$5,006	$7,075	$12,857	$11,078	$36,016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ltem 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2025, based on the criteria in Internal Control Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report that appears under Item 8.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2025. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2025, no such plans or other arrangements were adopted or terminated.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required under this item, with the exception of “Information About Our Executive Officers” and “Ethics and Governance” located under Item 1, “Business” of this Annual Report on Form 10-K, is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 11.   Executive Compensation.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of grants issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2025 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,059,043	$57.17	47,000,000

(1)Includes outstanding options, deferred stock units and performance share units and excludes restricted stock.
(2)Weighted average exercise price of outstanding options only.
(3)Shares available for grant under our Amended and Restated 2005 Performance Incentive Plan.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 14.   Principal Accountant Fees and Services.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

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

113

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

4.9
Third Supplemental Indenture, dated as of September 22, 2020, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020).

4.10
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

4.11
Fifth Supplemental Indenture, dated as of September 24, 2021, by and among Mondelez International Holdings Netherlands B.V., as issuer, Mondelēz International, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 24, 2021).

4.12
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

10.2
Five Year Revolving Credit Agreement, dated as of February 19, 2025, by and among Mondelēz International, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K filed with the SEC on February 20, 2025).

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

10.5
First Amendment of the Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.6	Mondelēz International, Inc. 2024 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 22, 2024).+
10.7
2023 Form of Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023).+

10,8
2024 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).+

10.9
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.10
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (California Agreement) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.11
2025 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Non-Qualified Global Stock Options Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2025).+

10.12
2023 Form of Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023).+

114

10.13
2024 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024.+

10.14
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.15
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Long-Term Incentive Grant Agreement. (California Agreement) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.16
2025 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2025).+

10.17
2023 Form of Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023).+

10.18
2024 Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024.+

10.19
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.20
2024 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Deferred Stock Unit Agreement (California Agreement) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.21
2025 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2025).+

10.22
Mondelēz International, Inc. Global Employee Stock Purchase Matching Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2025).+

10.23
Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.24
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan I, dated December 20, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.25
Second Amendment to Mondelēz Global LLC Supplemental Benefits Plan I, effective December 1, 2024 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 5, 2024).+

10.26
Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.27
First Amendment to the Mondelēz Global LLC Supplemental Benefits Plan II, dated December 20, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 8, 2019).+

10.28
Second Amendment to Mondelēz Global LLC Supplemental Benefits Plan II, effective December 1, 2024 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 5, 2024).+

10.29
Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.30
Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.31
Mondelēz International, Inc. Change in Control Plan for Key Executives, amended May 21, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024).+

10.32
Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

115

10.33
Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.34
Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.35
Offer of Employment Letter, between the Registrant and Dirk Van de Put, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2017).+

10.36
International Permanent Transfer Letter, between Mondelēz Global LLC and Luca Zaramella, effective August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018).+

10.37
Offer of Employment Letter, between the Registrant and Gustavo Valle, dated January 6, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020).+

10.38
Offer of Employment Letter, between the Registrant and Stephanie Lilak, dated November 30, 2024 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 5, 2024).+

10.39	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+
10.40
Indemnification Agreement between the Registrant and Dirk Van de Put, dated November 20, 2017 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 9, 2018).+

10.41	Mondelēz International, Inc. Severance Plan for Key Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2025).+
19.1	Mondelēz International, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 5, 2024).
21.1	Subsidiaries of the Registrant, as of December 31, 2025.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
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
97.1
Mondelēz International, Inc. Dodd-Frank Clawback Policy, dated July 18, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 5, 2024).

97.2
Mondelēz International, Inc. Compensation Recoupment Policy, dated February 18, 2019 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 5, 2024).

101
The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	The cover page from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

116

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By:	/s/ LUCA ZARAMELLA
Luca Zaramella
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer)

Date: February 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DIRK VAN DE PUT	Director, Chair and Chief Executive Officer	February 4, 2026
(Dirk Van de Put)
/s/ LUCA ZARAMELLA	Executive Vice President, Chief Operating Officer and Chief Financial Officer	February 4, 2026
(Luca Zaramella)
/s/ BRIAN STEVENS	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 4, 2026
(Brian Stevens)
/s/ ERTHARIN COUSIN	Director	February 4, 2026
(Ertharin Cousin)
/s/ CEES ‘t HART	Director	February 4, 2026
(Cees ‘t Hart)
/s/ NANCY MCKINSTRY	Director	February 4, 2026
(Nancy McKinstry)
/s/ BRIAN MCNAMARA	Director	February 4, 2026
(Brian McNamara)
/s/ JORGE S. MESQUITA	Director	February 4, 2026
(Jorge S. Mesquita)
/s/ JANE HAMILTON NIELSEN	Director	February 4, 2026
(Jane Hamilton Nielsen)
/s/ PAULA A. PRICE	Director	February 4, 2026
(Paula A. Price)
/s/ PATRICK T. SIEWERT	Director	February 4, 2026
(Patrick T. Siewert)
/s/ MICHAEL A. TODMAN	Director	February 4, 2026
(Michael A. Todman)

117