Form 10-Q
period 2026-03-31
Mondelez International, Inc.
filed 2026-04-28
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

At April 24, 2026, there were 1,283,649,766 shares of the registrant’s Class A Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net revenues	$10,080	$9,313
Cost of sales	(7,277)	(6,883)
Gross profit	2,803	2,430
Selling, general and administrative expenses	(1,916)	(1,711)
Asset impairments and exit costs	(53)	(2)
Gain on divestiture	1	—
Amortization of intangible assets	(27)	(37)
Operating income	808	680
Benefit plan non-service income	31	18
Interest and other expense, net	(64)	(153)
Earnings before income taxes	775	545
Income tax provision	(228)	(154)
Loss on equity method investment transactions	(3)	—
Equity method investment net earnings	20	16
Net earnings	564	407
less: Noncontrolling interest earnings	(4)	(5)
Net earnings attributable to Mondelēz International	$560	$402
Per share data:
Basic earnings per share attributable to Mondelēz International	$0.44	$0.31
Diluted earnings per share attributable to Mondelēz International	$0.44	$0.31

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net earnings	$564	$407
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(75)	536
Pension and other benefit plans	36	(28)
Derivative cash flow hedges	(6)	(9)
Total other comprehensive earnings/(losses)	(45)	499
Comprehensive earnings	519	906
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(1)	(12)
Comprehensive earnings attributable to Mondelēz International	$518	$894

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,524	$2,125
Trade receivables, less allowance ($31 and $35, respectively)	4,397	3,903
Other receivables, less allowance ($35 and $35, respectively)	985	955
Inventories	4,079	4,419
Other current assets	1,760	1,549
Total current assets	12,745	12,951
Property, plant and equipment, net	10,567	10,667
Operating lease right-of-use assets	725	731
Goodwill	24,226	24,336
Intangible assets, net	19,533	19,628
Prepaid pension assets	1,259	1,220
Deferred income taxes	316	336
Equity method investments	610	667
Other assets	1,141	951
TOTAL ASSETS	$71,122	$71,487
LIABILITIES
Short-term borrowings	$2,881	$2,688
Current portion of long-term debt	2,675	1,295
Accounts payable	9,744	10,139
Accrued marketing	2,968	2,787
Accrued employment costs	865	1,000
Other current liabilities	4,368	3,955
Total current liabilities	23,501	21,864
Long-term debt	15,468	17,222
Long-term operating lease liabilities	598	599
Deferred income taxes	3,549	3,530
Accrued pension costs	389	422
Accrued postretirement health care costs	72	74
Other liabilities	1,741	1,885
TOTAL LIABILITIES	45,318	45,596
Commitments and Contingencies (Note 8)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,276	32,322
Retained earnings	36,329	36,413
Accumulated other comprehensive losses	(11,406)	(11,364)
Treasury stock, at cost (712,903,655 and 714,961,364 shares, respectively)	(31,449)	(31,533)
Total Mondelēz International Shareholders’ Equity	25,750	25,838
Noncontrolling interest	54	53
TOTAL EQUITY	25,804	25,891
TOTAL LIABILITIES AND EQUITY	$71,122	$71,487
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended March 31, 2026
Balances at January 1, 2026	$—	$32,322	$36,413	$(11,364)	$(31,533)	$53	$25,891
Comprehensive earnings/(losses):
Net earnings	—	—	560	—	—	4	564
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(42)	—	(3)	(45)
Exercise of stock options and issuance of other stock awards	—	(46)	—	—	84	—	38
Cash dividends declared ($0.500 per share)	—	—	(644)	—	—	—	(644)
Balances at March 31, 2026	$—	$32,276	$36,329	$(11,406)	$(31,449)	$54	$25,804
Three Months Ended March 31, 2025
Balances at January 1, 2025	$—	$32,276	$36,476	$(12,471)	$(29,349)	$26	$26,958
Comprehensive earnings/(losses):
Net earnings	—	—	402	—	—	5	407
Other comprehensive earnings/(losses), net of income taxes	—	—	—	492	—	7	499
Exercise of stock options and issuance of other stock awards	—	(43)	(4)	—	86	—	39
Common Stock repurchased	—	—	—	—	(1,469)	—	(1,469)
Cash dividends declared ($0.470 per share)	—	—	(611)	—	—	—	(611)
Balances at March 31, 2025	$—	$32,233	$36,263	$(11,979)	$(30,732)	$38	$25,823

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$564	$407
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	343	324
Stock-based compensation expense	29	18
Deferred income tax provision/(benefit)	8	(96)
Asset impairments and accelerated depreciation	4	4
Gain on divestiture	(1)	—
Loss on equity method investment transactions	3	—
Equity method investment net earnings	(20)	(16)
Distributions from equity method investments	43	44
Unrealized loss on derivative contracts	257	689
Contingent consideration adjustments	(8)	(12)
Other non-cash items, net	(36)	56
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(728)	(379)
Inventories	314	(300)
Accounts payable	(320)	222
Other current assets	(1)	196
Other current liabilities	83	(58)
Change in pension and postretirement assets and liabilities, net	(67)	(7)
Net cash provided by operating activities	467	1,092
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(312)	(277)
Acquisitions, net of cash received	—	(15)
Proceeds from divestitures	1	4
Proceeds from derivative settlements	52	14
Payments for derivative settlements	(179)	—
Proceeds from investments	16	22
Proceeds from sales of property, plant and equipment and other	—	1
Net cash used in investing activities	(422)	(251)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	586	—
Net (repayment)/issuance of short-term borrowings	(368)	1,841
Long-term debt repayments	(262)	(453)
Repurchases of Common Stock	—	(1,522)
Dividends paid	(644)	(623)
Other	84	53
Net cash used in financing activities	(604)	(704)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	88
Cash, cash equivalents and restricted cash:
(Decrease)/increase	(564)	225
Balance at beginning of period	2,195	1,400
Balance at end of period	$1,631	$1,625
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Highly Inflationary Accounting
As of March 31, 2026, our consolidated entities in Argentina, Türkiye, Egypt and Nigeria are operating in highly inflationary economies and represent 1.2%, 0.5%, 0.5% and 0.3%, respectively, of our consolidated net revenues for the three months ended March 31, 2026. The aggregate losses from remeasurements of monetary assets and liabilities into our reporting currency for the highly inflationary countries were $(5) million and $(7) million for the three months ended March 31, 2026 and 2025, respectively. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $107 million as of March 31, 2026 and $70 million as of December 31, 2025. Total cash, cash equivalents and restricted cash was $1,631 million as of March 31, 2026 and $2,195 million as of December 31, 2025.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2026	$(35)	$(35)	$(18)
Net recovery for expected credit losses	3	1	—
Currency and other	1	(1)	—
Balance at March 31, 2026	$(31)	$(35)	$(18)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $892 million as of March 31, 2026 and $674 million as of December 31, 2025. The incremental costs of factoring receivables under these arrangements were recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings and were not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $47 million in operating lease and $43 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2026 and $38 million in operating lease and $51 million in finance lease right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2025.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our condensed consolidated balance sheets. Our outstanding obligations confirmed as valid under our SCF program are $3.3 billion and $3.6 billion as of March 31, 2026 and December 31, 2025, respectively.

New Accounting Pronouncements - Adopted
In July 2025, the FASB issued an ASU which introduces a practical expedient that allows entities to measure expected credit losses on current accounts receivable and current contract assets by assuming that the conditions existing at the balance sheet date remain unchanged over the remaining life of those assets. The guidance is intended to simplify the application of the current expected credit loss model by reducing the need to develop forward-looking forecasts for short-term trade receivables. We adopted the practical expedient on a prospective basis during the quarter ended March 31, 2026 and the impact on our consolidated financial statements was not material.

New Accounting Pronouncements - Not Yet Adopted
In November 2024, the FASB issued an ASU that will require incremental disclosures in the notes to the financial statements to disaggregate income statement expense line items into specified expense categories and to provide additional information about certain expenses. The ASU is effective for the first annual reporting period beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance may be applied either on a prospective or retrospective basis. We currently expect to adopt the guidance when it becomes effective, for our annual reporting for the year ending December 31, 2027 and for our interim reporting in the first quarter of 2028. We are currently assessing the impact on our consolidated financial statements and related disclosures, as well as whether we will adopt the guidance on a prospective or retrospective basis.

In September 2025, the FASB issued an ASU that refines the scope of derivative accounting by introducing a new exception for contracts whose underlyings are based on the operations or activities of one of the parties among other updates. The ASU is effective for interim and annual periods beginning after December 15, 2026, with early adoption permitted. The guidance may be applied either on a prospective or modified retrospective basis. We do not expect this ASU to have a material impact on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued an ASU that improves the accounting for internal-use software by replacing the previous capitalization guidance, which focused on a project's stage of development, with a principles-based "probable-to-complete" recognition threshold. The ASU is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied on a prospective or retrospective basis. We are currently assessing the impact on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued an ASU that establishes accounting guidance for government grants received by a business entity, including grants related to an asset and grants related to income. The ASU is effective for interim and annual periods beginning after December 15, 2028, with early adoption permitted. The guidance may be applied on a modified prospective, modified retrospective or retrospective basis. We are currently assessing the impact on our consolidated financial statements and related disclosures.

Note 2. Inventories

Inventories consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	(in millions)
Raw materials	$981	$1,015
Finished product	3,098	3,404
Inventories	$4,079	$4,419
Note 3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	(in millions)
Land and land improvements	$401	$404
Buildings and building improvements	3,957	3,963
Machinery and equipment	14,700	14,610
Construction in progress	991	1,085
	20,049	20,062
Accumulated depreciation	(9,482)	(9,395)
Property, plant and equipment, net	$10,567	$10,667

For the three months ended March 31, 2026, capital expenditures of $312 million excluded $392 million of accrued capital expenditures remaining unpaid at March 31, 2026 and included payment for a portion of the $481 million of capital expenditures that were accrued and unpaid at December 31, 2025. For the three months ended March 31, 2025, capital expenditures of $277 million excluded $397 million of accrued capital expenditures remaining unpaid at March 31, 2025 and included payment for a portion of the $458 million of capital expenditures that were accrued and unpaid at December 31, 2024.

Note 4. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
	(in millions)
Balance at December 31, 2025	$1,500	$3,128	$8,884	$10,824	$24,336
Currency	23	11	(134)	(10)	(110)
Balance at March 31, 2026	$1,523	$3,139	$8,750	$10,814	$24,226

Intangible Assets
Intangible assets consisted of the following:

	As of March 31, 2026			As of December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Indefinite-life intangible assets	$18,577	$—	$18,577	$18,647	$—	$18,647
Definite-life intangible assets	3,461	(2,505)	956	3,477	(2,496)	981
Total	$22,038	$(2,505)	$19,533	$22,124	$(2,496)	$19,628

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

Amortization expense for definite-life intangible assets was $27 million and $37 million for the three months ended March 31, 2026 and 2025, respectively.

Impairment Assessments
We test our reporting units and indefinite-life intangible assets for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. During the first quarter of 2026, we evaluated our goodwill impairment risk and intangible asset impairment risk through an assessment of potential triggering events. We considered qualitative and quantitative information in our assessment and concluded there were no impairment indicators.

During our 2025 annual impairment test, we recognized impairment charges of $33 million related to two biscuit brands in the Europe segment, one biscuit brand in the AMEA segment and one candy brand in the Latin America segment.

Including the four brand intangibles for which we recognized impairments in 2025, we identified five brand intangibles, as part of our annual test, for which fair value exceeded book value by less than 10%. The aggregate carrying value of those five brand intangibles was $1.5 billion as of March 31, 2026. We are closely monitoring the performance of those brands and if there are adverse changes to the related sales and earnings forecasts in the future, whether caused by business-specific or broader macroeconomic factors, one or more of those indefinite-life intangible assets could become impaired.

Note 5. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2026		As of December 31, 2025
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$2,805	2.9%	$2,614	3.5%
Bank loans	76	14.1%	74	7.7%
Total short-term borrowings	$2,881		$2,688

Our uncommitted and committed credit facilities available include:

	As of March 31, 2026		As of December 31, 2025
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$867	$76	$882	$71
Credit facilities (1):
February 18, 2026	—	—	1,500	—
February 17, 2027	1,500	—	—	—
February 19, 2030	4,500	—	4,500	—

(1)On February 18, 2026, our $1.5 billion 364-day senior unsecured revolving credit agreement dated as of February 19, 2025 expired and we entered into a $1.5 billion 364-day senior unsecured revolving credit agreement that will expire on February 17, 2027.

We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with any mark-to-market accounting for pensions and other retirement plans. At March 31, 2026, we complied with this covenant. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

Debt Repayments
During the three months ended March 31, 2026, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
3.625%	February 2026	$222	$222

During the three months ended March 31, 2025, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
3.250%	March 2025	C$600	$417

Debt Issuances
During the three months ended March 31, 2026 and 2025, respectively, we did not complete any debt issuances.

On April 10, 2026, we issued the following notes (in millions):

Interest Rate	Maturity Date	Principal Amount	Principal Amount USD Equivalent
0.958%	April 2029	Fr.325	$411
1.271%	November 2032	Fr.245	$309
1.625%	April 2036	Fr.280	$354

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt, excluding finance lease obligations, was determined using quoted prices in active markets (Level 1 valuation data).

	As of March 31, 2026	As of December 31, 2025
	(in millions)
Fair Value	$19,220	$19,553
Carrying Value	$21,024	$21,205

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Interest expense	$148	$137
Other (income)/expense, net	(84)	16
Interest and other expense, net	$64	$153

Other (income)/expense, net includes amortization of amounts excluded from our assessment of hedge effectiveness related to our net investment hedge derivative contracts, foreign currency transaction gains and losses on certain foreign currency denominated assets and liabilities, gains and losses on certain foreign currency derivative contracts, interest income and other non-operating items. Refer to Note 6, Financial Instruments for additional information about our hedging activities.

Note 6. Financial Instruments

Derivatives and Hedging Activities

Derivative instruments and corresponding hedge type were recorded at fair value in the condensed consolidated balance sheets as follows:

		As of March 31, 2026		As of December 31, 2025
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Type of Hedge (1)	(in millions)
Derivatives designated as accounting hedges (2):
Foreign currency contracts	NIH	$7	$152	$3	$300
Interest rate contracts	CF/FV	2	15	1	3
Cross-currency swap contracts	CF/NIH	255	345	238	370
		$264	$512	$242	$673
Derivatives not designated as accounting hedges:
Foreign currency contracts		$209	$220	$161	$182
Commodity contracts		715	1,500	422	924
Interest rate contracts		1	—	1	1
		$925	$1,720	$584	$1,107
Total fair value		$1,189	$2,232	$826	$1,780

(1)Derivative contracts designated as either cash flow ("CF"), fair value ("FV") or net investment hedging ("NIH") instruments.
(2)We designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above, but is included in long-term debt discussed in Note 5, Debt and Borrowing Arrangements. Non-U.S. dollar denominated debt designated as net investment hedges is also disclosed in the Notional Amounts of Derivatives and Other Hedging Instruments table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

We recorded the fair value of our derivative instruments in the condensed consolidated balance sheets as follows:

	As of March 31, 2026	As of December 31, 2025
	(in millions)
Other current assets	$868	$664
Other assets	321	162
Other current liabilities	1,916	1,328
Other liabilities	316	452

Certain exchange-traded commodity contracts require us to receive from or pay to a broker an amount of cash related to the daily fluctuation in value of the futures contract. Such cash collateral held or placed is known as variation margin and is recorded as other current assets and liabilities. The net asset variation margin balances for futures contracts were $318 million and $364 million as of March 31, 2026 and December 31, 2025, respectively. These balances are excluded from the table above. Our over-the-counter ("OTC") derivative transactions are governed by International Swaps and Derivatives Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

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

The fair value measurements (asset/(liability)) of our derivative instruments were classified in the fair value hierarchy as follows:

	As of March 31, 2026
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$(156)	$—	$(156)	$—
Commodity contracts	(785)	(198)	(587)	—
Interest rate contracts	(12)	—	(12)	—
Cross-currency swap contracts	(90)	—	(90)	—
Total derivatives	$(1,043)	$(198)	$(845)	$—

	As of December 31, 2025
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$(318)	$—	$(318)	$—
Commodity contracts	(502)	(188)	(314)	—
Interest rate contracts	(2)	—	(2)	—
Cross-currency swap contracts	(132)	—	(132)	—
Total derivatives	$(954)	$(188)	$(766)	$—

Notional Amounts of Derivatives and Other Hedging Instruments
The gross notional values of our derivative instruments, as well as non-U.S. dollar debt designated as net investment hedging instruments, were:

	Notional Amount
	As of March 31, 2026	As of December 31, 2025
	(in millions)
Foreign currency contracts	$18,220	$19,853
Commodity contracts	9,820	14,463
Interest rate contracts	3,149	1,932
Cross-currency swap contracts	9,949	6,912
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,680	3,741
Canadian dollar notes	467	474

Cash Flow Hedges
Our derivative instruments designated as cash flow hedges include interest rate swaps and cross-currency swaps. As of March 31, 2026, the aggregate notional value of those derivatives was $2.1 billion.

Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses) and reclassified to earnings in the periods in which the hedged item affects earnings. Refer to Note 10, Accumulated Other Comprehensive Earnings/(Losses) for additional information on current period activity. Based on current market conditions, $4 million of losses, net of taxes, included in accumulated other comprehensive earnings/(losses) from cash flow hedges as of March 31, 2026 are expected to be recognized into earnings during the next 12 months.

As of March 31, 2026, our longest dated cash flow hedge was a cross-currency swap that hedges currency exchange risk on certain debt denominated in a different currency than the functional currency of the borrowing entity over the next 10 years.

Fair Value Hedges
Our derivative instruments designated as fair value hedges include interest rate swaps. As of March 31, 2026, the aggregate notional value of those derivatives was $1.6 billion.

Fair value hedge pre-tax gains/(losses) recorded within interest and other expense, net were:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Interest rate contracts
Hedged items	$9	$—
Hedging derivatives	(9)	—
Net impact of fair value hedges	$—	$—

Amounts recorded in our condensed consolidated balance sheets related to hedged items in fair value hedging relationships were:

	Carrying Amount of the Hedged Items		Cumulative Fair Value Hedging Adjustments
	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025
	(in millions)
Long-term debt	$1,602	$—	$(9)	$—

Hedges of Net Investments in International Operations

Derivative contracts designated as net investment hedges
Our derivative instruments designated as net investment hedges include foreign currency contracts and cross-currency swaps. As of March 31, 2026, the aggregate notional value of those derivatives was $10.1 billion.

Net investment hedge derivative contract pre-tax impacts on other comprehensive earnings/(losses) and net earnings were:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Gain/(loss) on NIH contracts (1)
Foreign currency contracts	$19	$(61)
Cross-currency swap contracts	111	(140)
Total	$130	$(201)
Amounts excluded from the assessment of hedge effectiveness (2)
Foreign currency contracts	$27	$14
Cross-currency swap contracts	40	43
Total	$67	$57

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

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Euro notes	$61	$(147)
Swiss franc notes	—	(6)
Canadian dollar notes	7	—
Total	$68	$(153)

Derivatives Not Designated as Accounting Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Foreign currency contracts:
Cost of sales	$(42)	$(131)
Interest and other expense, net	(40)	90
Commodity contracts - Cost of sales	(486)	(409)
Interest rate contracts - Interest and other expense, net	(9)	—
Total	$(577)	$(450)

Fair Value of Contingent Consideration
Contingent consideration liabilities, which reflect earn-out arrangements from business combinations, are recorded at fair value each period, with changes in fair value reported in earnings. The fair values of our contingent consideration liabilities were $143 million and $149 million as of March 31, 2026 and December 31, 2025, respectively. Contingent consideration liabilities are primarily recorded in other liabilities in the condensed consolidated balance sheets and changes in their fair values are primarily recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings.

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

The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Liability at beginning of period	$149	$179
Changes in fair value	(8)	(12)
Currency	2	—
Liability at end of period	$143	$167

Note 7. Benefit Plans

Pension Plans

Components of Net Periodic Pension (Benefit)/Cost
Net periodic pension (benefit)/cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Service cost	$1	$1	$16	$15
Interest cost	3	9	67	69
Expected return on plan assets	(5)	(13)	(109)	(104)
Amortization of net loss and prior service cost	1	—	18	17
Settlement (gains)/losses	(3)	4	—	—
Net periodic pension (benefit)/cost	$(3)	$1	$(8)	$(3)

Employer Contributions
During the three months ended March 31, 2026, we contributed $2 million and $30 million to our U.S. and non-U.S. pension plans, respectively. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of March 31, 2026, we plan to make no further contributions to our U.S. plans and further contributions of approximately $47 million to our non-U.S. plans for the remainder of 2026. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or changes in interest rates.

Multiemployer Pension Plans
On July 11, 2019, we received a withdrawal liability assessment from the Bakery and Confectionery Union and the Industry International Pension Fund requiring pro-rata monthly payments over 20 years and we recorded a discounted liability of $491 million at that time. In connection with the discounted long-term liability, we recorded accreted interest of $2 million for both the three months ended March 31, 2026 and 2025 within interest and other expense, net in the condensed consolidated statements of earnings. As of March 31, 2026, the remaining discounted withdrawal liability was $289 million, with $16 million recorded in other current liabilities and $273 million recorded in other liabilities in the condensed consolidated balance sheets.

Postretirement and Postemployment Benefit Plans
Net periodic postretirement benefit was $5 million and $3 million for the three months ended March 31, 2026 and 2025, respectively. Net periodic postemployment cost was $4 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.

Note 8. Commitments and Contingencies

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

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of March 31, 2026 and December 31, 2025, we had no material third-party guarantees recorded on our condensed consolidated balance sheets.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 9. Shareholders' Equity

Stock Award Activity

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2026	15,721,919	$57.17	5 years	$55	million
Granted	3,163,100	61.47
Exercised (1)	(912,964)	41.42		$16	million
Canceled	(185,349)	60.95
Balance at March 31, 2026	17,786,706	58.70	6 years	$64	million

(1)Cash received from options exercised was $38 million in the three months ended March 31, 2026. We recognized $1 million of excess income tax benefits from stock option exercises in the three months ended March 31, 2026.

Performance Share Units ("PSU") and Deferred Stock Units ("DSU")
PSU and DSU activity is reflected below:

	Number of Shares	Weighted-Average Fair Value Per Share (3)	Weighted-Average Aggregate Fair Value
Balance at January 1, 2026	5,337,124	$67.73
Units granted:
Performance share units (1)	1,080,785	65.43
Deferred stock units	1,897,510	59.31
Total units granted (1)	2,978,295	61.53	$183	million
Vested (1) (2)	(1,608,782)	66.75	$107	million
Forfeited	(87,344)	66.62
Balance at March 31, 2026	6,619,293	65.19

(1)Includes incremental PSUs issued over target.
(2)The income tax shortfall upon vesting of PSUs and DSUs was $2 million in the three months ended March 31, 2026.
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

During the three months ended March 31, 2026, we did not repurchase any shares. As of March 31, 2026, we have approximately $6.7 billion in remaining share repurchase capacity.

Note 10. Accumulated Other Comprehensive Earnings/(Losses)

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $(11) million and $(47) million in the first quarter of 2026 and 2025, respectively.

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(10,180)	$(11,017)
Currency translation adjustments	(65)	549
Tax effect	(10)	(13)
Other comprehensive earnings/(losses)	(75)	536
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	3	(7)
Balance at end of period	(10,252)	(10,488)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,135)	$(1,402)
Net actuarial gain/(loss) arising during period	9	—
Tax effect on net actuarial gain/(loss)	(2)	—
Losses/(gains) reclassified into net earnings:
Amortization of net loss and prior service (1)	14	14
Settlement losses/(gains) (1)	(3)	4
Tax expense/(benefit) on reclassifications (3)	(2)	(2)
Currency impact	20	(44)
Other comprehensive earnings/(losses)	36	(28)
Balance at end of period	(1,099)	(1,430)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(49)	$(52)
Interest rate contracts gains/(losses)	(3)	(2)
Cross-currency swap contracts gains/(losses)	(13)	(39)
Other derivative gains/(losses)	3	4
Tax effect on net derivative gain/(loss)	4	1
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)	3	1
Cross-currency swap contracts (2)	1	27
Tax expense/(benefit) on reclassifications (3)	(2)	3
Currency impact	1	(4)
Other comprehensive earnings/(losses)	(6)	(9)
Balance at end of period	(55)	(61)
Accumulated other comprehensive losses attributable to Mondelēz International:
Balance at beginning of period	$(11,364)	$(12,471)
Total other comprehensive earnings/(losses)	(45)	499
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	3	(7)
Other comprehensive earnings/(losses) attributable to Mondelēz International	(42)	492
Balance at end of period	$(11,406)	$(11,979)

(1)These reclassified losses/(gains) are included in net periodic benefit costs disclosed in Note 7, Benefit Plans.
(2)These reclassified gains or losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 11. Restructuring

Beginning in the fourth quarter of 2025, we initiated restructuring actions to reduce our cost structure and streamline our operations. We incurred charges of $48 million in connection with these actions for employee severance and related costs during the three months ended March 31, 2026, which are classified within asset impairment and exit costs. The liability for those restructuring actions undertaken in the first quarter of 2026 and the fourth quarter of 2025 was $62 million as of March 31, 2026 and $23 million as of December 31, 2025 and is included within other current liabilities and other liabilities. Current period cash payments for those restructuring actions were not material.

Note 12. Income Taxes

In the first quarter of 2026, our effective tax rate was 29.4% as compared to 28.3% in the first quarter of 2025. The lower effective tax rate in the prior year was mainly driven by releases of liabilities for uncertain tax positions due to audit developments in the first quarter of 2025.

Note 13. Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Net earnings	$564	$407
less: Noncontrolling interest earnings	(4)	(5)
Net earnings attributable to Mondelēz International	$560	$402
Weighted-average shares for basic EPS	1,283	1,301
plus: Dilutive effect of outstanding stock awards	3	4
Weighted-average shares for diluted EPS	1,286	1,305
Basic earnings per share attributable to Mondelēz International	$0.44	$0.31
Diluted earnings per share attributable to Mondelēz International	$0.44	$0.31

We exclude antidilutive Mondelēz International share-based payment awards from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options and performance share units of 11.7 million and 6.4 million for the three months ended March 31, 2026 and 2025, respectively.

Note 14. Segment Reporting

We manufacture and market primarily snack food products, including chocolate, biscuits and baked snacks, as well as gum & candy, meals and beverages. We manage our global business and report operating results through geographic units. We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise across our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

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

Our segment net revenue, significant segment expenses and operating income by reportable segment were as follows:

	Three Months Ended March 31, 2026
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,348	$2,304	$3,871	$2,557	$10,080
Segment cost of sales	(911)	(1,562)	(2,897)	(1,634)	(7,004)
Segment selling, general and administrative expenses (1)	(288)	(416)	(680)	(539)	(1,923)
Segment operating income	$149	$326	$294	$384	1,153
Mark-to-market losses from derivatives					(273)
General corporate expenses					(46)
Amortization of intangible assets					(27)
Gain on divestiture					1
Operating income					$808

	Three Months Ended March 31, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,203	$2,016	$3,550	$2,544	$9,313
Segment cost of sales	(815)	(1,270)	(2,541)	(1,583)	(6,209)
Segment selling, general and administrative expenses (1)	(249)	(403)	(547)	(476)	(1,675)
Segment operating income	$139	$343	$462	$485	1,429
Mark-to-market losses from derivatives					(669)
General corporate expenses					(43)
Amortization of intangible assets					(37)
Operating income					$680
(1) SG&A for all reportable segments includes: Advertising & consumer expenses and overhead expenses.

Total depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Depreciation expense (2):
Latin America	$41	$34
AMEA	45	41
Europe	83	71
North America	44	43
Corporate	10	11
Total depreciation expense	$223	$200
(2) Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the condensed consolidated statements of cash flows for total depreciation and amortization expenses.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Capital expenditures:
Latin America	$(58)	$(35)
AMEA	(53)	(54)
Europe	(144)	(123)
North America	(56)	(64)
Corporate	(1)	(1)
Total capital expenditures	$(312)	$(277)

Disaggregation of Net Revenue
Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Three Months Ended March 31, 2026
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$301	$816	$1,212	$2,214	$4,543
Chocolate	431	952	2,103	117	3,603
Gum & Candy	399	275	154	226	1,054
Beverages	88	154	33	—	275
Meals	129	107	369	—	605
Total net revenues	$1,348	$2,304	$3,871	$2,557	$10,080

	For the Three Months Ended March 31, 2025(3)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$287	$736	$1,088	$2,212	$4,323
Chocolate	369	773	1,940	108	3,190
Gum & Candy	340	243	162	224	969
Beverages	96	164	37	—	297
Meals	111	100	323	—	534
Total net revenues	$1,203	$2,016	$3,550	$2,544	$9,313

(3)During the first quarter of 2026, we realigned some of our products between our biscuits & baked snacks and chocolate categories in the North America segment; as such, we reclassified $8 million of product category net revenues from biscuits & baked snacks to chocolate in the first quarter of 2025 on a basis consistent with the 2026 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Business and Strategy

Our core business is making and selling chocolate, biscuits and baked snacks, with additional businesses in adjacent, locally relevant categories including gum & candy, meals and beverages around the world.

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

Recent Developments and Significant Items

Macroeconomic environment

We continue to observe significant market and geopolitical uncertainty, fluctuating consumer demand, inflationary pressures, supply constraints, trade and regulatory uncertainty and exchange rate volatility. As a result, we experienced higher operating costs, including higher overall raw material, labor and energy costs that have continued to rise. In particular, cocoa prices are lower compared to prior year but are expected to remain elevated compared to historical levels in the near- and medium-term. Refer to Commodity Trends for additional information.

Our overall outlook for future snacks revenue growth remains strong; however, we anticipate ongoing volatility. While we have responded to elevated raw material costs with price increases for certain of our products, the elasticity impacts from those pricing increases have adversely impacted consumer demand, particularly in the United States and Europe. We will continue to proactively manage our business in response to the evolving global economic environment, related uncertainty and business risks while also prioritizing and supporting our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets.

Trade and Regulatory Uncertainty

In many markets, including the United States, certain products or a portion of our products, including significant inputs, are imported from other jurisdictions. As the current geopolitical environment remains unpredictable, we continue to monitor and evaluate the impact of proposed and enacted tariffs, including proposed and enacted retaliatory tariffs or other trade restrictions. During the first quarter of 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. Over the period in which these tariffs were in effect, we paid approximately $20 million of tariffs under the IEEPA. The timing and amount of any refunds of these tariffs remains uncertain at this stage. As such, we have not recorded any anticipated IEEPA tariff refund as of March 31, 2026. Additionally, the U.S. administration has continued to impose new tariffs under other provisions in U.S. trade law and will likely continue to do so in the future. We are evaluating the potential impact of these developments as well as our ability to mitigate the impact, as they are expected to adversely impact our revenue and cost of goods sold. If additional tariff actions are implemented, we would expect those adverse impacts on our business operations and financial performance to be significant. For most products and materials imported to the United States from Mexico and Canada, we comply with the terms of the U.S.-Mexico-Canada Agreement and are therefore not subject to tariffs on most products and materials imported from those jurisdictions. However, the current trade environment continues to evolve rapidly and there can be no assurance that such products and materials will continue to be exempt. The implementation of additional protectionist trade measures, and any further retaliatory actions taken in response, could result in increased costs and pricing pressures, disrupt consumer spending patterns, and impact market stability and consumer confidence, any or all of which could adversely affect our operating results. For additional information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risk entitled “We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and/or other foreign governments.”

War in Ukraine

In February 2022, following the Russian military invasion of Ukraine, we stopped production and closed our facilities in Ukraine; since then, we have taken steps to protect the safety of our employees and to restore operations at our two manufacturing facilities, which were significantly damaged in March 2022. We have suspended new capital investments and our advertising spending in Russia, but as a food company with more than 2,500 employees in the country, we have not ceased operations because we believe that we play a role in the continuity of the food supply. We continue to evaluate the situation in Ukraine and Russia and our ability to control our operating activities and businesses on an ongoing basis and comply with applicable international sanctions. We continue to consolidate both our Ukrainian and Russian subsidiaries. During the first quarter of 2026, Ukraine generated 0.4% and Russia generated 3.1% of our consolidated net revenue. We cannot predict if the recent strength in our Russian business will continue in the future.

Our operations in Russia are subject to risks, including the temporary or permanent loss of assets due to expropriation or further curtailment of our ability to conduct business operations in Russia. In the event this were to occur, this could lead to the partial or full impairment of our Russian assets or deconsolidation of our Russian operations in future periods, or the termination of and loss of revenue from our business operations, based on actions taken by Russia, other parties or us. For additional information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risk entitled “The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.”

Developments in the Middle East

On February 28, 2026, the United States and Israel launched military strikes on Iran and the situation remains highly uncertain. Following the military strikes, we briefly stopped production within our manufacturing facility in Bahrain and that facility is now operating with reduced capacity. As a result of this conflict, recent shipping disruptions in the Middle East and surrounding waterways have created logistical pressures, including impacts to the availability of certain shipping routes, resulting in increased shipping costs and time. While we have taken actions to divert our shipping routes to minimize impacts on our business, we may not be able to fully mitigate the impact of higher shipping rates, longer shipping routes and other adverse impacts related to this conflict in certain AMEA markets. However, to date, these developments have not had a material impact on our business, results of operations or financial condition. We continue to evaluate the impacts of these developments, including evolving geopolitical dynamics, on our business and we cannot predict if they will have a significant impact in the future. During the first quarter of 2026, Middle Eastern countries impacted by the conflict generated approximately 1.0% of our consolidated net revenue.

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

Extreme pricing did not have a material impact on our non-GAAP financial measures for the three months ended March 31, 2026.

ERP System Implementation

In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems (the “ERP System Implementation”). ERP System Implementation spending comprises both capital expenditures and operating expenses, of which a majority is expected to relate to operating expenses. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. The ERP System Implementation program is being implemented by region in several phases with spending occurring over the next three years, with expected completion by year-end 2028. Refer to Non-GAAP financial measures for additional information.

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

•“Organic Net Revenue” is defined as net revenues (the most comparable U.S. GAAP financial measure) excluding, when they occur, the impacts of acquisitions, divestitures and currency-related items. We believe that Organic net revenue reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. Organic Net Revenue growth is presented on a consolidated basis, for each of our segments and for our emerging markets and developed markets, and these underlying measures are also reconciled to the most comparable U.S. GAAP financial measures.
•Our emerging markets include the entire Latin America region; the AMEA region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Russia, Ukraine, Türkiye, Kazakhstan, Georgia, Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
•Our developed markets include the entire North America region; the Europe region excluding the countries included in the emerging markets definition; and Australia, New Zealand and Japan from the AMEA region.

•“Adjusted Operating Income” is defined as operating income (the most comparable U.S. GAAP financial measure) excluding, when they occur, the impacts of: restructuring charges; gains or losses (including non-cash impairment charges) on goodwill and intangible assets; divestiture-related items; acquisition-related items; remeasurement of net monetary position of highly inflationary countries; mark-to-market impacts from commodity and foreign currency derivative contracts economically hedging forecasted transactions; resolution of tax matters; incremental costs due to geopolitical conflicts and operating costs from the ERP System Implementation program. We also present Adjusted Operating Income margin, which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of underlying operating results.

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International (the most comparable U.S. GAAP financial measure) from continuing operations excluding, when they occur, the impacts of the items listed in the Adjusted Operating Income definition as well as pension participation changes and gains or losses on equity method investment transactions. We also evaluate growth in our Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of underlying operating results.

Items Affecting Comparability of Financial Results

The below table and subsequent commentary present income or (expense) items that affected the comparability of our results of operations and provides details of each item. Please refer to the notes to the condensed consolidated financial statements indicated below for additional information. We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance and trends. These items are excluded from our non-GAAP earnings measures to better facilitate comparisons of our underlying operating performance across periods. Refer to the Consolidated Results of Operations – Net Earnings and Earnings per Share Attributable to Mondelēz International table for the after-tax per share impacts of these items and to the Non-GAAP Financial Measures section for definitions of our non-GAAP financial measures.

		For the Three Months Ended March 31,
	See Note	2026	2025
		(in millions, except percentages)
Restructuring charges	Note 11	$(47)	$2
Mark-to-market losses from derivatives (1)	Note 6	(274)	(673)
Acquisition-related items		6	8
Divestiture-related items		1	4
Incremental costs due to geopolitical conflicts		(7)	—
ERP System Implementation costs		(49)	(33)
Remeasurement of net monetary position	Note 1	(5)	(7)
Pension participation changes	Note 7	1	(2)
Initial impacts from enacted tax law changes		(1)	2
Loss on equity method investment transactions		(2)	—

(1)Includes impacts recorded in operating income and interest expense and other, net in the condensed consolidated statements of earnings.

Restructuring charges – Beginning in the fourth quarter of 2025, we initiated new restructuring actions to reduce our cost structure and streamline our operations. The charges associated with those actions primarily relate to severance and other implementation costs. We completed our previous Simplify to Grow Program in 2024. Following the completion of that earlier restructuring program, any adjustments to the liabilities for previously recorded charges, which were immaterial for each period presented, continue to be reflected within this item.

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

Acquisition-related items – Includes acquisition-related costs, acquisition integration costs, contingent consideration adjustments, inventory step-ups and gains from acquisitions. Acquisition-related costs include third-party advisor, investment banking and legal fees. Acquisition integration costs include costs related to the integration of operations from acquisitions. Contingent consideration adjustments include any changes made to contingent compensation liabilities for earn-outs related to acquisitions that do not relate to recurring employee compensation expense. Refer to Note 6, Financial Instruments - Fair Value of Contingent Consideration for additional information. Other acquisition-related items include incremental costs from inventory step-ups associated with acquired companies related to the fair market valuation of the acquired inventory and acquisition gains from the remeasurement of an existing noncontrolling investment to fair value when the company acquires a controlling interest in the investee.

Divestiture-related items – Includes operating results from divestitures, divestiture-related costs and gains or losses on divestitures. Divestitures may include sales of businesses, exits of major product lines upon completion of a sale or licensing agreement, or sales of equity method investments. Divestiture-related costs include costs incurred in relation to the preparation and completion of divestiture transactions (including one-time costs such as severance related to the elimination of stranded costs) as well as costs incurred associated with publicly announced processes to sell businesses.

Incremental costs due to geopolitical conflicts - Reflects impacts related to the ongoing conflicts in the Middle East and Ukraine. Includes costs related to transportation surcharges, evacuation costs and committed compensation.

ERP System Implementation costs – In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems, which is comprised of both capital expenditures and operating expenses, of which a majority is expected to be operating expenses. The ERP System Implementation program is being implemented by region in several phases with spending continuing over the next three years, with expected completion by year-end 2028. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. These expenses include third-party consulting fees, direct labor costs associated with the program, accelerated depreciation of our existing SAP financial systems and various other expenses, all associated with the implementation of our information technology upgrades.

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

Resolution of tax matters – Consists of the charges and credits related to unusual and significant indirect tax matters. Due to the unique nature of these resolutions, we believe them to be infrequent and therefore exclude them from our non-GAAP earnings measures to better facilitate comparisons of our underlying operating performance across periods.

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

Discussion and Analysis of Historical Results

Summary of Results

Net Revenues – increased 8.2% to $10.1 billion in the first quarter of 2026 as compared to the same period in the prior year. Net revenue growth in the first quarter of 2026 was driven by higher net pricing and favorable currency-related items, as several currencies we operate in strengthened relative to the U.S. dollar compared to exchange rates in the prior year, partially offset by unfavorable volume/mix and lapping prior-year net revenue from a divestiture.

Organic Net Revenue – Organic Net Revenue, a non-GAAP financial measure, increased 3.0% to $9.6 billion in the first quarter of 2026 as compared to the same period in the prior year due to higher net pricing, partially offset by unfavorable volume/mix. Organic Net Revenue is reported on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.

Diluted EPS – Diluted EPS attributable to Mondelēz International increased 41.9% to $0.44 in the first quarter of 2026 as compared to the same period in the prior year. The increase was primarily driven by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives. This favorable item was partially offset by a decrease in Adjusted EPS, higher restructuring charges and higher costs incurred for the ERP System Implementation program.

Adjusted EPS – Adjusted EPS, a non-GAAP financial measure, decreased 9.5% to $0.67 in the first quarter of 2026 as compared to the same period in the prior year. On a constant currency basis, Adjusted EPS decreased 14.9% to $0.63 in the first quarter of 2026 as compared to the same period in the prior year. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS. The decrease in Adjusted EPS was driven by operating declines and higher income taxes, partially offset by lower interest and other expense, favorable currency-related items and fewer shares outstanding.

Consolidated Results of Operations
Three Months Ended March 31

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except per share data)
Net revenues	$10,080	$9,313	$767	8.2%
Operating income	808	680	128	18.8%
Net earnings attributable to Mondelēz International	560	402	158	39.3%
Diluted earnings per share attributable to Mondelēz International	0.44	0.31	0.13	41.9%

Net Revenues – Net revenues increased $767 million (8.2%) to $10,080 million in the first quarter of 2026, and Organic Net Revenue (1) increased $279 million (3.0%) to $9,581 million. Emerging markets net revenues increased 11.4% and emerging markets Organic Net Revenue increased 6.3% (1). Developed markets net revenues increased 6.1% and developed markets Organic Net Revenue increased 0.8% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Three Months Ended March 31, 2026
Reported (GAAP)	$4,149	$5,931	$10,080
Currency-related items	(193)	(306)	(499)
Organic (Non-GAAP)	$3,956	$5,625	$9,581
Three Months Ended March 31, 2025
Reported (GAAP)	$3,723	$5,590	$9,313
Divestitures	—	(11)	(11)
Organic (Non-GAAP)	$3,723	$5,579	$9,302
% Change
Reported (GAAP)	11.4%	6.1%	8.2%
Divestitures	—	0.2	0.2
Currency-related items	(5.1)	(5.5)	(5.4)
Organic (Non-GAAP)	6.3%	0.8%	3.0%
Vol/Mix	0.5 pp	(1.2)pp	(0.5)pp
Pricing	5.8	2.0	3.5
(1)Refer to the Non-GAAP Financial Measures section for additional information.

Net revenue increase of 8.2% was driven by our underlying Organic Net Revenue growth of 3.0% and favorable currency-related items, partially offset by lapping prior-year net revenue from a divestiture. Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was due to the benefit of carryover pricing from 2025 as well as the effects of input cost-driven pricing actions taken during 2026. Higher net pricing was reflected in all regions. Unfavorable volume/mix was experienced in Europe, Latin America and North America, driven by volume declines reflecting pricing elasticity impacts in Europe and Latin America, as well as soft biscuits & baked snacks consumption in North America. Currency-related items increased net revenues by $499 million, primarily driven by favorable currency translation rate changes, due to the strength of most currencies relative to the U.S. dollar, including the euro, British pound sterling, Mexican peso, Brazilian real, Russian ruble, Australian dollar and Chinese yuan. These favorable impacts were partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Argentinean peso, Indian rupee and Turkish lira.

Operating Income – Operating income increased $128 million (18.8%) to $808 million in the first quarter of 2026. Adjusted Operating Income (1) decreased $192 million (14.0%) to $1,182 million and Adjusted Operating Income on a constant currency basis (1) decreased $261 million (19.0%) to $1,113 million due to the following:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Operating Income	$808	$680	$128	18.8%
Restructuring charges	47	(2)	49
Mark-to-market losses from derivatives	273	669	(396)
Acquisition-related items	(6)	(8)	2
Divestiture-related items	(1)	(5)	4
Incremental costs due to geopolitical conflicts	7	—	7
ERP System Implementation costs	49	33	16
Remeasurement of net monetary position	5	7	(2)
Adjusted Operating Income (1)	$1,182	$1,374	$(192)	(14.0)%
Currency-related items	(69)	—	(69)
Adjusted Operating Income (constant currency) (1)	$1,113	$1,374	$(261)	(19.0)%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$325
Higher input costs	(439)
Unfavorable volume/mix	(54)
Higher selling, general and administrative expenses	(104)
Lower amortization of intangible assets	11
Total change in Adjusted Operating Income (constant currency) (1)	$(261)
(1)Refer to the Non-GAAP Financial Measures section for additional information.

During the first quarter of 2026, we realized higher net pricing, which was more than offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2025, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. While there were declines in cocoa market prices during the first quarter of 2026, those declines did not translate into lower costs due to our existing hedge positions and sales of higher cost inventory that we held at the beginning of the period, Higher raw material costs were also driven by higher packaging, edible oils, nuts, energy, dairy and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar and grain costs. Overall, unfavorable volume/mix was experienced in Europe, Latin America and North America, reflecting pricing elasticity impacts as well as biscuits & baked snacks category softness in North America.

Total selling, general and administrative expenses increased $205 million from the first quarter of 2025, which was net of several unfavorable factors noted in the table above, including in part, an unfavorable currency-related impacts to expenses and higher costs incurred for the ERP System Implementation program. Excluding these factors, selling, general and administrative expenses increased $104 million from the first quarter of 2025. The increase was driven primarily by higher advertising and consumer promotion costs and higher other selling, general and administration expenses.

Currency-related items increased operating income by $69 million due to favorable currency translation rate changes, as the impact of extreme pricing in Argentina was not material. Favorable currency translation rate changes were primarily due to the strength of several currencies relative to the U.S. dollar, including the euro, British pound sterling, Russian ruble, Brazilian real, Chinese yuan and Mexican peso, partially offset by the strength of the U.S. dollar relative to several currencies, including the Swiss franc and Indian rupee.

Operating income margin increased from 7.3% in the first quarter of 2025 to 8.0% in the first quarter of 2026. The increase in operating income margin was driven primarily by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, partially offset by lower Adjusted Operating Income margin, higher restructuring charges and higher costs incurred for the ERP System Implementation program. Adjusted Operating Income margin decreased from 14.8% for the first quarter of 2025 to 11.7% for the first quarter of 2026. The decrease was driven primarily by higher raw material costs, unfavorable product mix, higher advertising and consumer promotion costs and general and administrative expenses, partially offset by higher pricing and lower manufacturing costs driven by productivity.

Income Taxes – In the first quarter of 2026, our effective tax rate was 29.4% as compared to 28.3% in the first quarter of 2025. The lower effective tax rate in the prior year was mainly driven by releases of liabilities for uncertain tax positions due to audit developments in the first quarter of 2025.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $560 million increased by $158 million (39.3%) in the first quarter of 2026. Diluted EPS attributable to Mondelēz International was $0.44 in the first quarter of 2026, up $0.13 (41.9%) from the first quarter of 2025. Adjusted EPS (1) was $0.67 in the first quarter of 2026, down $0.07 (9.5%) from the first quarter of 2025. Adjusted EPS on a constant currency basis (1) was $0.63 in the first quarter of 2026, down $0.11 (14.9%) from the first quarter of 2025.

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$0.44	$0.31	$0.13	41.9%
Restructuring charges	0.03	—	0.03
Mark-to-market losses from derivatives	0.17	0.41	(0.24)
ERP System Implementation costs	0.03	0.02	0.01
Adjusted EPS (1)	$0.67	$0.74	$(0.07)	(9.5)%
Currency-related items	(0.04)	—	(0.04)
Adjusted EPS (constant currency) (1)	$0.63	$0.74	$(0.11)	(14.9)%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Decrease in operations	$(0.14)
Change in interest and other expense, net	0.05
Change in income taxes	(0.03)
Change in shares outstanding	0.01
Total change in Adjusted EPS (constant currency) (1)	$(0.11)

(1)Refer to the Non-GAAP Financial Measures section for additional information. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended March 31, 2026, taxes for the: restructuring charges were $(9) million, mark-to-market losses from derivatives were $(59) million and ERP System Implementation program were $(13) million.
•For the three months ended March 31, 2025, taxes for the: mark-to-market losses from derivatives were $(136) million and ERP System Implementation program were $(8) million.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four operating segments which are also our reportable segments:
•Latin America
•AMEA
•Europe
•North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise across our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions. Refer to Note 14, Segment Reporting, for additional information on our segments and Items Affecting Comparability of Financial Results earlier in this section for items affecting our segment operating results.

Our reconciliation of segment net revenues and earnings to consolidated financial statement totals were:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Net revenues:
Latin America	$1,348	$1,203
AMEA	2,304	2,016
Europe	3,871	3,550
North America	2,557	2,544
Net revenues	$10,080	$9,313
Segment operating income:
Latin America	$149	$139
AMEA	326	343
Europe	294	462
North America	384	485
Mark-to-market losses from derivatives	(273)	(669)
General corporate expenses	(46)	(43)
Amortization of intangible assets	(27)	(37)
Gain on divestiture	1	—
Operating income	$808	$680

Latin America

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$1,348	$1,203	$145	12.1%
Segment operating income	149	139	10	7.2%

Three Months Ended March 31:

Net revenues increased $145 million (12.1%), due to higher net pricing (8.1 pp) and a favorable impact of currency-related items (7.0 pp), partially offset by unfavorable volume/mix (3.0 pp). Higher net pricing was driven by input cost-driven pricing actions and reflected across all categories, primarily in Argentina, Brazil and Mexico. Currency-related items were favorable primarily due to currency translation rate changes, reflecting the strength of most currencies relative to the U.S. dollar, including the Mexican peso, Brazilian real and Colombian peso. These favorable impacts were partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Argentinean peso. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts across most markets, primarily in Argentina and Mexico. Overall, unfavorable volume/mix was driven by declines in all categories except gum.

Segment operating income increased $10 million (7.2%), primarily due to higher pricing, lower manufacturing costs driven by productivity and favorable currency translation rate changes. These favorable items were partially offset by higher raw materials, unfavorable volume/mix, higher other selling, general and administrative expenses and higher costs incurred for the ERP System Implementation program.

AMEA

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$2,304	$2,016	$288	14.3%
Segment operating income	326	343	(17)	(5.0)%

Three Months Ended March 31:

Net revenues increased $288 million (14.3%), due to favorable volume/mix (5.8 pp), higher net pricing (5.5 pp) and favorable currency translation rate changes (3.0 pp). Favorable volume/mix reflected volume growth in all categories except beverages. Higher net pricing, driven by input cost-driven pricing actions, was reflected in all categories except candy. Favorable currency translation impacts were due to the strength of most currencies in the region relative to the U.S. dollar, including the Australian dollar, Chinese yuan, South African rand and the Malaysian ringgit, partially offset by the strength of a few currencies relative to the U.S. dollar, primarily the Indian rupee.

Segment operating income decreased $17 million (5.0%), primarily due to higher raw material costs, higher advertising and consumer promotion costs and incremental costs due to geopolitical conflicts. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs driven by productivity, favorable volume/mix impact, favorable currency translation rate changes and lower acquisition-related items.

Europe

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$3,871	$3,550	$321	9.0%
Segment operating income	294	462	(168)	(36.4)%

Three Months Ended March 31:

Net revenues increased $321 million (9.0%), due to favorable currency translation rate changes (9.6 pp) and higher net pricing (2.6 pp), partially offset by unfavorable volume/mix (3.2pp). Favorable currency translation rate changes reflected the strength of most currencies relative to the U.S. dollar, primarily the euro, British pound sterling, Russian ruble, Polish zloty, Swedish krona and Norwegian krone, partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Turkish lira. Higher net pricing, driven by input cost-driven pricing actions, was reflected primarily in chocolate, biscuits & baked snacks, gum and candy. Unfavorable volume/mix reflected volume declines due to pricing elasticity impacts and was driven by declines in chocolate, candy and beverages, partially offset by gains in meals, biscuits & baked snacks and gum.

Segment operating income decreased $168 million (36.4%), primarily due to higher raw material costs, higher restructuring charges, unfavorable volume/mix and higher advertising and consumer promotion and other selling, general and administrative expenses. These unfavorable items were partially offset by higher net pricing, favorable currency translation rate changes and by lower manufacturing costs driven by productivity.

North America

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$2,557	$2,544	$13	0.5%
Segment operating income	384	485	(101)	(20.8)%

Three Months Ended March 31:

Net revenues increased $13 million (0.5%), due to higher net pricing (0.9 pp) and favorable currency translation rate changes (0.4 pp), partially offset by unfavorable volume/mix (0.4 pp) and lapping prior-year net revenue from a divestiture (0.4 pp). Higher net pricing, driven by input cost-driven pricing actions, was reflected in all categories except candy. Favorable currency translation rate changes were due to the strength of the Canadian dollar relative to the U.S. dollar. Unfavorable volume/mix was primarily driven by declines in biscuits & baked snacks due to soft consumption in the U.S.

Segment operating income decreased $101 million (20.8%), primarily due to higher raw material costs, unfavorable volume/mix, higher advertising and consumer promotions and other selling, general and administrative expenses, higher costs incurred for the ERP System Implementation program, unfavorable acquisition-related items reflecting a lower year-over-year benefit from contingent consideration adjustments related to Clif Bar. These unfavorable items were partially offset by lower manufacturing costs due to productivity and higher net pricing.

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

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 5, Debt and Borrowing Arrangements), deferred taxes (refer to Note 16, Income Taxes, in our Annual Report on Form 10-K for the year ended December 31, 2025), long-term benefit plan obligations (refer to Note 7, Benefit Plans, in Item 1 herein and Note 10, Benefit Plans, in our Annual report on Form 10-K for the year ended December 31, 2025) and commodity-related purchase commitments and derivative contracts (refer to Note 6, Financial Instruments).

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash provided by/(used in):
Operating activities	$467	$1,092
Investing activities	(422)	(251)
Financing activities	(604)	(704)

Net Cash Provided by Operating Activities
The reduction in net cash provided by operating activities was primarily due to lower cash-basis net earnings, combined with unfavorable year-over-year working capital movements.

Net Cash Used in Investing Activities
The increase in net cash used in investing activities was primarily driven by net payments for derivative settlements in the current year versus net proceeds in the prior year, and higher capital expenditures in the current year. We continue to make capital expenditures primarily to modernize manufacturing facilities, implement new product manufacturing and support productivity initiatives. We expect 2026 capital expenditures to be up to $1.4 billion, including capital expenditures in connection with funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The reduction in cash used in financing activities was primarily due to lower share repurchases in the current year, partially offset by higher debt repayments, lower proceeds from debt issuances and higher dividends paid in the first three months of 2026 compared to the same prior year period.

Dividends
We paid dividends of $644 million in the first three months of 2026 and $623 million in the first three months of 2025. The first quarter 2026 dividend of $0.50 per share, declared on February 12, 2026 for shareholders of record as of March 31, 2026, was paid on April 14, 2026. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Guarantees
As discussed in Note 8, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of March 31, 2026 and December 31, 2025, we had no material third-party guarantees recorded on our condensed consolidated balance sheets. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet our short-term working capital or other financing needs.

At its December 2025 meeting, the Board of Directors approved a new $4 billion long-term financing authorization that replaced the prior long-term financing authorization of $4 billion. As of March 31, 2026, $4 billion of the long-term financing authorization remained available. On April 10, 2026, we issued three Swiss franc-denominated notes with an aggregate principal amount of Fr.850 (USD $1,074), which reduced our long-term financing authorization by a corresponding amount.

Our total debt was $21.0 billion as of March 31, 2026 and $21.2 billion as of December 31, 2025. Our debt-to-capitalization ratio was 0.45 at March 31, 2026 and 0.45 at December 31, 2025. At March 31, 2026, the weighted-average term of our outstanding long-term debt was 7.1 years. Our average daily commercial paper borrowings outstanding were $3.4 billion in the first three months of 2026 and $1.7 billion in the first three months of 2025.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 76.2% (or $7.7 billion) of the $10.1 billion of consolidated net revenue for the three months ended March 31, 2026. The operations held by MIHN represented approximately 97.7% (or $25.2 billion) of the $25.8 billion of consolidated net assets as of March 31, 2026.

Refer to Note 5, Debt and Borrowing Arrangements, for additional information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. While there were declines in cocoa market prices during the first quarter of 2026, those declines did not translate into lower costs due to our existing hedge positions and sales of higher cost inventory that we held at the beginning of the period. Other drivers of the increase in our aggregate commodity costs during the first three months of 2026 included higher packaging, edible oils, nuts, energy, dairy and other ingredient costs, as well as unfavorable year-over-year currency exchange transaction costs on imported materials, partially offset by lower sugar and grain costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

A number of external factors such as the current macroeconomic environment, including global inflation, effects of geopolitical uncertainty, climate, weather and other conditions affecting plant health and crop yield, commodity, transportation and labor market conditions, exchange rate volatility and the effects of local and global regulations, including trade policies, governmental agricultural or other programs affect the availability and cost of raw materials and agricultural materials used in our products. In particular, the supply of cocoa is exposed to many of these factors, including climate change, weather and other events affecting plant health and crop yield, local regulations in cocoa-producing countries and global regulations such as the EU Deforestation Regulation (which requires companies to ensure that the products they place on the EU market or export from it are not associated with deforestation). These factors could impact the supply of cocoa, which could potentially limit our ability to produce our products and significantly impact our profitability.

During the first three months of 2026, price volatility and the higher aggregate cost environment increased due to international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, cocoa costs are lower compared to prior year but are expected to remain elevated compared to historical levels in the near- and medium-term due to these factors. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant adverse impact on our profitability.

We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, such as dairy, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Our commodity procurement practices are intended to mitigate price volatility and provide visibility to future costs, but also may potentially limit our ability to benefit from possible future price decreases. Additionally, our costs for major raw materials will not necessarily reflect market price fluctuations because of our forward purchasing and hedging practices. For example, our hedging positions resulted in our current period costs not fully reflecting the decline in cocoa market prices during the first quarter of 2026. Due to competitive or market conditions, planned trade or promotional incentives, fluctuations in currency exchange rates or other factors, our pricing actions may also lag commodity cost changes temporarily.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies and estimates are described in Note 1 to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2025. Also refer to Note 1, Basis of Presentation, in this report.

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
•pension costs;
•significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; and
•the risks and uncertainties, as they may be amended from time to time, set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent Quarterly Reports on Form 10-Q.

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

We principally utilize derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. Additionally, we periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For additional information on our derivative activity and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, see Note 6, Financial Instruments and for additional information on our debt activity, see Note 5, Debt and Borrowing Arrangements.

For additional information on our strategies, policies and practices on an ongoing basis, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2026. There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 8, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2026 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (4)
January 1-31, 2026	7,421	$54.25	—	$6,702
February 1-28, 2026	215,174	61.44	—	6,702
March 1-31, 2026	233,989	59.67	—	6,702
For the Quarter Ended March 31, 2026	456,584	60.42	—

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 7,421 shares, 215,174 shares and 233,989 shares for the months of January, February and March 2026, respectively.
(2)Effective January 1, 2025, our Board of Directors authorized a program for the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027, excluding excise taxes. During the three months ended March 31, 2026, we did not repurchase any shares. As of March 31, 2026, we had approximately $6.7 billion of share repurchase authorization remaining. See related information in Note 9, Shareholders' Equity.
(3)Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.
(4)Dollar values stated in millions.

Item 5. Other Information.

(c) Insider Trading Arrangements
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, no such plans or other arrangements were adopted or terminated.

Item 6. Exhibits.

Exhibit Number	Description
10.1
364‑Day Revolving Credit Agreement, dated as of February 18, 2026, by and among Mondelēz International, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the SEC on February 18, 2026).

10.2	2026 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Non-Qualified Global Stock Options Agreement.+
10.3	2026 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+
10.4	2026 Form of Mondelēz International, Inc. 2024 Performance Incentive Plan Global Deferred Stock Unit Agreement.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

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

April 28, 2026

