Form 10-Q
period 2026-06-30
Mondelez International, Inc.
filed 2026-07-28
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

At July 24, 2026, there were 1,276,308,057 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$9,355	$8,984	$19,435	$18,297
Cost of sales	(5,369)	(6,047)	(12,646)	(12,930)
Gross profit	3,986	2,937	6,789	5,367
Selling, general and administrative expenses	(2,001)	(1,725)	(3,917)	(3,436)
Asset impairments and exit costs	(13)	(2)	(66)	(4)
Gain on divestiture	—	—	1	—
Amortization of intangible assets	(26)	(38)	(53)	(75)
Operating income	1,946	1,172	2,754	1,852
Benefit plan non-service income/(expense)	27	(264)	58	(246)
Interest and other expense, net	(74)	(53)	(138)	(206)
Earnings before income taxes	1,899	855	2,674	1,400
Income tax provision	(364)	(230)	(592)	(384)
Loss on equity method investment transactions	—	—	(3)	—
Equity method investment net earnings	17	19	37	35
Net earnings	1,552	644	2,116	1,051
less: Noncontrolling interest earnings	(4)	(3)	(8)	(8)
Net earnings attributable to Mondelēz International	$1,548	$641	$2,108	$1,043
Per share data:
Basic earnings per share attributable to Mondelēz International	$1.21	$0.49	$1.64	$0.80
Diluted earnings per share attributable to Mondelēz International	$1.20	$0.49	$1.64	$0.80

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$1,552	$644	$2,116	$1,051
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	94	356	19	892
Pension and other benefit plans	14	87	50	59
Derivative cash flow hedges	12	(8)	6	(17)
Total other comprehensive earnings/(losses)	120	435	75	934
Comprehensive earnings	1,672	1,079	2,191	1,985
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(1)	(20)	(2)	(32)
Comprehensive earnings attributable to Mondelēz International	$1,671	$1,059	$2,189	$1,953

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,716	$2,125
Trade receivables, less allowance ($30 and $35, respectively)	4,010	3,903
Other receivables, less allowance ($35 and $35, respectively)	998	955
Inventories	4,405	4,419
Other current assets	1,809	1,549
Total current assets	12,938	12,951
Property, plant and equipment, net	10,649	10,667
Operating lease right-of-use assets	732	731
Goodwill	24,180	24,336
Intangible assets, net	19,509	19,628
Prepaid pension assets	1,251	1,220
Deferred income taxes	184	336
Equity method investments	619	667
Other assets	1,185	951
TOTAL ASSETS	$71,247	$71,487
LIABILITIES
Short-term borrowings	$2,327	$2,688
Current portion of long-term debt	2,663	1,295
Accounts payable	9,411	10,139
Accrued marketing	2,612	2,787
Accrued employment costs	875	1,000
Other current liabilities	3,705	3,955
Total current liabilities	21,593	21,864
Long-term debt	16,460	17,222
Long-term operating lease liabilities	609	599
Deferred income taxes	3,539	3,530
Accrued pension costs	370	422
Accrued postretirement health care costs	72	74
Other liabilities	1,912	1,885
TOTAL LIABILITIES	44,555	45,596
Commitments and Contingencies (Note 8)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,333	32,322
Retained earnings	37,233	36,413
Accumulated other comprehensive losses	(11,283)	(11,364)
Treasury stock, at cost (716,000,458 and 714,961,364 shares, respectively)	(31,644)	(31,533)
Total Mondelēz International Shareholders’ Equity	26,639	25,838
Noncontrolling interest	53	53
TOTAL EQUITY	26,692	25,891
TOTAL LIABILITIES AND EQUITY	$71,247	$71,487
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended June 30, 2026
Balances at April 1, 2026	$—	$32,276	$36,329	$(11,406)	$(31,449)	$54	$25,804
Comprehensive earnings/(losses):
Net earnings	—	—	1,548	—	—	4	1,552
Other comprehensive earnings/(losses), net of income taxes	—	—	—	123	—	(3)	120
Exercise of stock options and issuance of other stock awards	—	57	—	—	15	—	72
Common Stock repurchased	—	—	—	—	(210)	—	(210)
Cash dividends declared ($0.500 per share)	—	—	(644)	—	—	—	(644)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(2)	(2)
Balances at June 30, 2026	$—	$32,333	$37,233	$(11,283)	$(31,644)	$53	$26,692
Six Months Ended June 30, 2026
Balances at January 1, 2026	$—	$32,322	$36,413	$(11,364)	$(31,533)	$53	$25,891
Comprehensive earnings/(losses):
Net earnings	—	—	2,108	—	—	8	2,116
Other comprehensive earnings/(losses), net of income taxes	—	—	—	81	—	(6)	75
Exercise of stock options and issuance of other stock awards	—	11	—	—	99	—	110
Common Stock repurchased	—	—	—	—	(210)	—	(210)
Cash dividends declared ($1.000 per share)	—	—	(1,288)	—	—	—	(1,288)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(2)	(2)
Balances at June 30, 2026	$—	$32,333	$37,233	$(11,283)	$(31,644)	$53	$26,692
Three Months Ended June 30, 2025
Balances at April 1, 2025	$—	$32,233	$36,263	$(11,979)	$(30,732)	$38	$25,823
Comprehensive earnings/(losses):
Net earnings	—	—	641	—	—	3	644
Other comprehensive earnings/(losses), net of income taxes	—	—	—	418	—	17	435
Exercise of stock options and issuance of other stock awards	—	47	—	—	24	—	71
Common Stock repurchased	—	—	—	—	(111)	—	(111)
Cash dividends declared ($0.470 per share)	—	—	(611)	—	—	—	(611)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(4)	(4)
Balances at June 30, 2025	$—	$32,280	$36,293	$(11,561)	$(30,819)	$54	$26,247
Six Months Ended June 30, 2025
Balances at January 1, 2025	$—	$32,276	$36,476	$(12,471)	$(29,349)	$26	$26,958
Comprehensive earnings/(losses):
Net earnings	—	—	1,043	—	—	8	1,051
Other comprehensive earnings/(losses), net of income taxes	—	—	—	910	—	24	934
Exercise of stock options and issuance of other stock awards	—	4	(4)	—	110	—	110
Common Stock repurchased	—	—	—	—	(1,580)	—	(1,580)
Cash dividends declared ($0.940 per share)	—	—	(1,222)	—	—	—	(1,222)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(4)	(4)
Balances at June 30, 2025	$—	$32,280	$36,293	$(11,561)	$(30,819)	$54	$26,247

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$2,116	$1,051
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	693	663
Stock-based compensation expense	87	65
Deferred income tax provision/(benefit)	149	(69)
Asset impairments and accelerated depreciation	10	9
Gain on divestiture	(1)	—
Loss on equity method investment transactions	3	—
Equity method investment net earnings	(37)	(35)
Distributions from equity method investments	44	44
Unrealized (gain)/loss on derivative contracts	(509)	800
Contingent consideration adjustments	3	(38)
Other non-cash items, net	(5)	105
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(424)	536
Inventories	(16)	(775)
Accounts payable	(538)	(177)
Other current assets	142	108
Other current liabilities	(296)	(1,125)
Change in pension and postretirement assets and liabilities, net	(99)	238
Net cash provided by operating activities	1,322	1,400
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(654)	(582)
Acquisitions, net of cash received	—	(15)
Proceeds from divestitures	1	4
Proceeds from derivative settlements	179	19
Payments for derivative settlements	(270)	(55)
Proceeds from investments	25	30
Proceeds from sales of property, plant and equipment and other	3	8
Net cash used in investing activities	(716)	(591)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,584	—
Repayments of commercial paper, maturities greater than 90 days	(587)	—
Net (repayment)/issuance of short-term borrowings	(1,313)	1,589
Long-term debt proceeds	1,074	1,594
Long-term debt repayments	(304)	(1,242)
Repurchases of Common Stock	(212)	(1,653)
Dividends paid	(1,287)	(1,233)
Other	6	83
Net cash used in financing activities	(1,039)	(862)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	240
Cash, cash equivalents and restricted cash:
(Decrease)/increase	(436)	187
Balance at beginning of period	2,195	1,400
Balance at end of period	$1,759	$1,587
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

Highly Inflationary Accounting
As of June 30, 2026, our consolidated entities in Argentina, Türkiye, Egypt and Nigeria are operating in highly inflationary economies and represent 1.6%, 0.5%, 0.5% and 0.3%, respectively, of our consolidated net revenues for the three months ended June 30, 2026 and 1.4%, 0.5%, 0.5% and 0.3% of our consolidated net revenues for the six months ended June 30, 2026. The aggregate losses from remeasurements of monetary assets and liabilities into our reporting currency for the highly inflationary countries were $11 million and $8 million for the three months ended June 30, 2026 and 2025, respectively, and $16 million and $15 million for the six months ended June 30, 2026 and 2025, respectively. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $43 million as of June 30, 2026 and $70 million as of December 31, 2025. Total cash, cash equivalents and restricted cash was $1,759 million as of June 30, 2026 and $2,195 million as of December 31, 2025.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2026	$(35)	$(35)	$(18)
Net recovery for expected credit losses	4	1	—
Currency and other	1	(1)	—
Balance at June 30, 2026	$(30)	$(35)	$(18)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $585 million as of June 30, 2026 and $674 million as of December 31, 2025. The incremental costs of factoring receivables under these arrangements were recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings and were not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $105 million in operating lease and $102 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2026 and $71 million in operating lease and $94 million in finance lease right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2025.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our condensed consolidated balance sheets. Our outstanding obligations confirmed as valid under our SCF program are $2.9 billion and $3.6 billion as of June 30, 2026 and December 31, 2025, respectively.

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

In September 2025, the FASB issued an ASU that refines the scope of derivative accounting by introducing a new exception for contracts whose underlyings are based on the operations or activities of one of the parties among other updates. The ASU is effective for interim and annual periods beginning after December 15, 2026, with early adoption permitted. The guidance may be applied either on a prospective or modified retrospective basis. We early adopted the ASU on a modified retrospective basis effective January 1, 2026, and there was no impact on our consolidated financial statements.

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

In May 2026, the FASB issued an ASU that establishes guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The ASU is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The guidance must be applied retrospectively. We are currently assessing the impact on our consolidated financial statements and related disclosures.

Note 2. Inventories

Inventories consisted of the following:

	As of June 30, 2026	As of December 31, 2025
	(in millions)
Raw materials	$1,032	$1,015
Finished product	3,373	3,404
Inventories	$4,405	$4,419
Note 3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30, 2026	As of December 31, 2025
	(in millions)
Land and land improvements	$437	$404
Buildings and building improvements	4,007	3,963
Machinery and equipment	14,975	14,610
Construction in progress	917	1,085
	20,336	20,062
Accumulated depreciation	(9,687)	(9,395)
Property, plant and equipment, net	$10,649	$10,667

For the six months ended June 30, 2026, capital expenditures of $654 million excluded $346 million of accrued capital expenditures remaining unpaid at June 30, 2026 and included payment for the $481 million of capital expenditures that were accrued and unpaid at December 31, 2025. For the six months ended June 30, 2025, capital expenditures of $582 million excluded $366 million of accrued capital expenditures remaining unpaid at June 30, 2025 and included payment for the $458 million of capital expenditures that were accrued and unpaid at December 31, 2024.

Note 4. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
	(in millions)
Balance at December 31, 2025	$1,500	$3,128	$8,884	$10,824	$24,336
Currency	53	24	(211)	(22)	(156)
Balance at June 30, 2026	$1,553	$3,152	$8,673	$10,802	$24,180

Intangible Assets
Intangible assets consisted of the following:

	As of June 30, 2026			As of December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Indefinite-life intangible assets	$18,572	$—	$18,572	$18,647	$—	$18,647
Definite-life intangible assets	3,470	(2,533)	937	3,477	(2,496)	981
Total	$22,042	$(2,533)	$19,509	$22,124	$(2,496)	$19,628

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

Amortization expense for definite-life intangible assets was $26 million and $38 million for the three months ended June 30, 2026 and 2025, respectively, and $53 million and $75 million for the six months ended June 30, 2026 and 2025, respectively.

Impairment Assessments
We test our reporting units and indefinite-life intangible assets for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. During the second quarter of 2026, we evaluated our goodwill impairment risk and intangible asset impairment risk through an assessment of potential triggering events. We considered qualitative and quantitative information in our assessment and concluded there were no impairment indicators.

During our 2025 annual impairment test, we recognized impairment charges of $33 million related to two biscuit brands in the Europe segment, one biscuit brand in the Asia, Middle East and Africa ("AMEA") segment and one candy brand in the Latin America segment.

Including the four brand intangibles for which we recognized impairments in 2025, we identified five brand intangibles, as part of our annual test, for which fair value exceeded book value by less than 10%. The aggregate carrying value of those five brand intangibles was $1.5 billion as of June 30, 2026. We are closely monitoring the performance of those brands and if there are adverse changes to the related sales and earnings forecasts in the future, whether caused by business-specific or broader macroeconomic factors, one or more of those indefinite-life intangible assets could become impaired.

Note 5. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2026		As of December 31, 2025
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$2,285	2.9%	$2,614	3.5%
Bank loans	42	13.9%	74	7.7%
Total short-term borrowings	$2,327		$2,688

Our uncommitted and committed credit facilities available include:

	As of June 30, 2026		As of December 31, 2025
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$843	$42	$882	$71
Credit facilities (1):
February 18, 2026	—	—	1,500	—
February 17, 2027	1,500	—	—	—
February 19, 2030	4,500	—	4,500	—

(1)On February 18, 2026, our $1.5 billion 364-day senior unsecured revolving credit agreement dated as of February 19, 2025 expired and we entered into a $1.5 billion 364-day senior unsecured revolving credit agreement that will expire on February 17, 2027.

We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with any mark-to-market accounting for pensions and other retirement plans. At June 30, 2026, we complied with this covenant. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

Debt Repayments
During the six months ended June 30, 2026, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
3.625%	February 2026	$222	$222

During the six months ended June 30, 2025, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
3.250%	March 2025	C$600	$417
1.500%	May 2025	$750	$750

Debt Issuances
During the six months ended June 30, 2026, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Principal Amount	Principal Amount USD Equivalent
April 2026	0.958%	April 2029	Fr.325	$411
April 2026	1.271%	November 2032	Fr.245	$309
April 2026	1.625%	April 2036	Fr.280	$354

During the six months ended June 30, 2025, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Principal Amount	Principal Amount USD Equivalent
May 2025	4.250%	May 2028	$700	$700
May 2025	4.500%	May 2030	$500	$500
May 2025	5.125%	May 2035	$400	$400

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt, excluding finance lease obligations, was determined using quoted prices in active markets (Level 1 valuation data).

	As of June 30, 2026	As of December 31, 2025
	(in millions)
Fair Value	$19,829	$19,553
Carrying Value	$21,450	$21,205

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
			(in millions)
Interest expense	$144	$151	$292	$288
Other income, net	(70)	(98)	(154)	(82)
Interest and other expense, net	$74	$53	$138	$206

Other income, net includes amortization of amounts excluded from our assessment of hedge effectiveness related to our net investment hedge derivative contracts, foreign currency transaction gains and losses on certain foreign currency denominated assets and liabilities, gains and losses on certain foreign currency and interest rate derivative contracts, interest income and other non-operating items. Refer to Note 6, Financial Instruments for additional information about our hedging activities.

Note 6. Financial Instruments

Derivatives and Hedging Activities

Derivative instruments and corresponding hedge type were recorded at fair value in the condensed consolidated balance sheets as follows:

		As of June 30, 2026		As of December 31, 2025
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Type of Hedge (1)	(in millions)
Derivatives designated as accounting hedges (2):
Foreign currency contracts	NIH	$18	$89	$3	$300
Interest rate contracts	CF/FV	6	14	1	3
Cross-currency swap contracts	CF/NIH	178	367	238	370
		$202	$470	$242	$673
Derivatives not designated as accounting hedges:
Foreign currency contracts		$178	$221	$161	$182
Commodity contracts		1,089	1,076	422	924
Interest rate contracts		1	—	1	1
		1,268	1,297	584	1,107
Total fair value		$1,470	$1,767	$826	$1,780

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

We recorded the fair value of our derivative instruments in the condensed consolidated balance sheets as follows:

	As of June 30, 2026	As of December 31, 2025
	(in millions)
Other current assets	$1,207	$664
Other assets	263	162
Other current liabilities	1,275	1,328
Other liabilities	492	452

Certain exchange-traded commodity contracts require us to receive from or pay to a broker an amount of cash related to the daily fluctuation in value of the futures contract. Such cash collateral held or placed is known as variation margin and is recorded as other current assets and liabilities. The net asset variation margin balances for futures contracts were $87 million and $364 million as of June 30, 2026 and December 31, 2025, respectively. These balances are excluded from the table above. Our over-the-counter ("OTC") derivative transactions are governed by International Swaps and Derivatives Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

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

The fair value measurements (asset/(liability)) of our derivative instruments were classified in the fair value hierarchy as follows:

	As of June 30, 2026
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$(114)	$—	$(114)	$—
Commodity contracts	13	(18)	31	—
Interest rate contracts	(7)	—	(7)	—
Cross-currency swap contracts	(189)	—	(189)	—
Total derivatives	$(297)	$(18)	$(279)	$—

	As of December 31, 2025
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$(318)	$—	$(318)	$—
Commodity contracts	(502)	(188)	(314)	—
Interest rate contracts	(2)	—	(2)	—
Cross-currency swap contracts	(132)	—	(132)	—
Total derivatives	$(954)	$(188)	$(766)	$—

Notional Amounts of Derivatives and Other Hedging Instruments
The gross notional values of our derivative instruments, as well as non-U.S. dollar debt designated as net investment hedging instruments, were:

	Notional Amount
	As of June 30, 2026	As of December 31, 2025
	(in millions)
Foreign currency contracts	$16,974	$19,853
Commodity contracts	10,897	14,463
Interest rate contracts	2,731	1,932
Cross-currency swap contracts	9,652	6,912
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,638	3,741
Canadian dollar notes	458	474

Cash Flow Hedges
Our derivative instruments designated as cash flow hedges include interest rate swaps and cross-currency swaps. As of June 30, 2026, the aggregate notional value of those derivatives was $2.1 billion.

Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses) and reclassified to earnings in the periods in which the hedged item affects earnings. Refer to Note 10, Accumulated Other Comprehensive Earnings/(Losses) for additional information on current period activity. Based on current market conditions, less than $1 million, net of taxes, included in accumulated other comprehensive earnings/(losses) from cash flow hedges as of June 30, 2026 are expected to be recognized into earnings during the next 12 months.

As of June 30, 2026, our longest dated cash flow hedge was a cross-currency swap that hedges currency exchange risk on certain debt denominated in a different currency than the functional currency of the borrowing entity over the next 18 years, 9 months.

Fair Value Hedges
Our derivative instruments designated as fair value hedges include interest rate swaps. As of June 30, 2026, the aggregate notional value of those derivatives was $1.6 billion.

Fair value hedge pre-tax gains/(losses) recorded within interest and other expense, net were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Interest rate contracts
Hedged items	$(7)	$—	$2	$—
Hedging derivatives	8	—	(1)	—
Net impact of fair value hedges	$1	$—	$1	$—

Amounts recorded in our condensed consolidated balance sheets related to hedged items in fair value hedging relationships were:

	Carrying Amount of the Hedged Items		Cumulative Fair Value Hedging Adjustments
	As of June 30, 2026	As of December 31, 2025	As of June 30, 2026	As of December 31, 2025
	(in millions)
Long-term debt	$1,591	$—	$(2)	$—

Hedges of Net Investments in International Operations

Derivative contracts designated as net investment hedges
Our derivative instruments designated as net investment hedges include foreign currency contracts and cross-currency swaps. As of June 30, 2026, the aggregate notional value of those derivatives was $9.4 billion.

Net investment hedge derivative contract pre-tax impacts on other comprehensive earnings/(losses) and net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
(Loss)/gain on NIH contracts (1)
Foreign currency contracts	$10	$(333)	$29	$(394)
Cross-currency swap contracts	(20)	(466)	91	(606)
Total	$(10)	$(799)	$120	$(1,000)
Amounts excluded from the assessment of hedge effectiveness (2)
Foreign currency contracts	$16	$34	$43	$48
Cross-currency swap contracts	44	33	84	76
Total	$60	$67	$127	$124

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Euro notes	$42	$(310)	$103	$(457)
Swiss franc notes	—	(26)	—	(32)
Canadian dollar notes	9	(25)	16	(25)
Total	$51	$(361)	$119	$(514)

Derivatives Not Designated as Accounting Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Foreign currency contracts:
Cost of sales	$(22)	$(34)	$(64)	$(165)
Selling, general and administrative expenses	—	(6)	—	(6)
Interest and other expense, net	26	(63)	(14)	27
Commodity contracts - Cost of sales	608	19	122	(390)
Interest rate contracts - Interest and other expense, net	—	1	(9)	1
Total	$612	$(83)	$35	$(533)

Fair Value of Contingent Consideration
Contingent consideration liabilities, which reflect earn-out arrangements from business combinations, are recorded at fair value each period, with changes in fair value reported in earnings. The fair values of our contingent consideration liabilities were $156 million and $149 million as of June 30, 2026 and December 31, 2025, respectively. Contingent consideration liabilities are primarily recorded in other liabilities in the condensed consolidated balance sheets and changes in their fair values are primarily recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings.

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

Contingent consideration arrangements include an earn-out related to the acquisition of Clif Bar & Company (“Clif Bar”) in 2022. The possible payments under that arrangement range from zero to a maximum total of $2.4 billion, with higher payouts requiring the achievement of targets that generate rates of returns in excess of our base financial projections for the business.

The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Liability at beginning of period	$143	$167	$149	$179
Changes in fair value	11	(26)	3	(38)
Currency	2	1	4	1
Liability at end of period	$156	$142	$156	$142

Note 7. Benefit Plans

Pension Plans

Components of Net Periodic Pension (Benefit)/Cost
Net periodic pension (benefit)/cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Service cost	$—	$—	$15	$16
Interest cost	4	17	68	66
Expected return on plan assets	(5)	(20)	(111)	(107)
Amortization of net loss and prior service cost	1	2	19	18
Settlement losses	—	288	—	—
Net periodic pension cost/(benefit)	$—	$287	$(9)	$(7)

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Service cost	$1	$1	$31	$31
Interest cost	7	26	135	135
Expected return on plan assets	(10)	(33)	(220)	(211)
Amortization of net loss and prior service cost	2	2	37	35
Settlement (gains)/losses	(3)	292	—	—
Net periodic pension (benefit)/cost	$(3)	$288	$(17)	$(10)

Employer Contributions
During the six months ended June 30, 2026, we contributed $2 million and $46 million to our U.S. and non-U.S. pension plans, respectively. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of June 30, 2026, we plan to make no further contributions to our U.S. plans and further contributions of approximately $31 million to our non-U.S. plans for the remainder of 2026. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or changes in interest rates.

Mondelēz Global LLC Retirement Plan Settlement
During 2024, we entered into agreements with two third-party insurance companies to purchase buy-in annuity contracts to cover the liabilities associated with the Mondelēz Global LLC Retirement Plan ("MDLZ Global Plan"), the pension plan for U.S. salaried employees. The agreements provided us with the option to elect a buy-out conversion, at which time full responsibility of the MDLZ Global Plan obligations would transfer to the insurance companies. During the second quarter of 2025, we elected the buy-out conversion and recognized a non-cash pre-tax settlement loss of $282 million as a component of our net periodic pension cost.

Multiemployer Pension Plans
On July 11, 2019, we received a withdrawal liability assessment from the Bakery and Confectionery Union and the Industry International Pension Fund requiring pro-rata monthly payments over 20 years and we recorded a discounted liability of $491 million at that time. In connection with the discounted long-term liability, we recorded accreted interest of $2 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and $4 million and $5 million for the six months ended June 30, 2026 and 2025, respectively, within interest and other expense, net in the condensed consolidated statements of earnings. As of June 30, 2026, the remaining discounted withdrawal liability was $285 million, with $17 million recorded in other current liabilities and $268 million recorded in other liabilities in the condensed consolidated balance sheets.

Postretirement and Postemployment Benefit Plans
Net periodic postretirement benefit was $5 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and $10 million and $6 million for the six months ended June 30, 2026 and 2025, respectively. Net periodic postemployment cost was $4 million and $6 million for the three months ended June 30, 2026 and 2025, respectively, and $8 million and $11 million for the six months ended June 30, 2026 and 2025, respectively.

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

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of June 30, 2026 and December 31, 2025, we had no material third-party guarantees recorded on our condensed consolidated balance sheets.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 9. Shareholders' Equity

Stock Award Activity

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2026	15,721,919	$57.17	5 years	$55	million
Granted	3,190,140	61.43
Exercised (1)	(1,260,284)	42.27		$22	million
Canceled	(329,518)	63.01
Balance at June 30, 2026	17,322,257	58.93	6 years	$61	million

(1)Cash received from options exercised was $15 million and $53 million in the three and six months ended June 30, 2026, respectively. The excess income tax benefit from stock option exercises was $2 million and $3 million in the three and six months ended June 30, 2026, respectively.

Performance Share Units ("PSU") and Deferred Stock Units ("DSU")
PSU and DSU activity is reflected below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share (3)	Weighted-Average Aggregate Grant Date Fair Value
Balance at January 1, 2026	5,337,124	$67.73
Units granted:
Performance share units (1)	1,089,805	65.40
Deferred stock units	1,994,725	59.27
Total units granted (1)	3,084,530	61.44	$190	million
Vested (1) (2)	(1,638,597)	66.80	$109	million
Forfeited	(264,753)	65.17
Balance at June 30, 2026	6,518,304	65.09

(1)Includes incremental PSUs issued over target.
(2)The income tax shortfall upon vesting of PSUs and DSUs was zero and $2 million in the three and six months ended June 30, 2026, respectively.
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

During the six months ended June 30, 2026, we repurchased approximately 3 million shares of Common Stock at an average cost of $60.69 per share, or an aggregate cost of approximately $210 million, all of which was paid during the period except for approximately $18 million settled in July 2026. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2026, we have approximately $6.5 billion in remaining share repurchase capacity.

Note 10. Accumulated Other Comprehensive Earnings/(Losses)

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $(27) million and $(284) million in the second quarter of 2026 and 2025, respectively, and $(38) million and $(331) million in the first six months of 2026 and 2025, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(10,252)	$(10,488)	$(10,180)	$(11,017)
Currency translation adjustments	72	274	7	823
Tax effect	22	82	12	69
Other comprehensive earnings/(losses)	94	356	19	892
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	3	(17)	6	(24)
Balance at end of period	(10,155)	(10,149)	(10,155)	(10,149)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,099)	$(1,430)	$(1,135)	$(1,402)
Net actuarial gain/(loss) arising during period	—	(51)	9	(51)
Tax effect on net actuarial gain/(loss)	—	13	(2)	13
Losses/(gains) reclassified into net earnings:
Amortization of net loss and prior service (1)	16	17	30	31
Settlement losses/(gains) (1)	—	288	(3)	292
Tax expense/(benefit) on reclassifications (3)	(4)	(80)	(6)	(82)
Currency impact	2	(100)	22	(144)
Other comprehensive earnings/(losses)	14	87	50	59
Balance at end of period	(1,085)	(1,343)	(1,085)	(1,343)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(55)	$(61)	$(49)	$(52)
Interest rate contracts gains/(losses)	(3)	3	(6)	1
Cross-currency swap contracts gains/(losses)	—	(47)	(13)	(86)
Other derivative gains/(losses)	(3)	(16)	—	(12)
Tax effect on net derivative gain/(loss)	3	(3)	7	(2)
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)	2	2	5	3
Cross-currency swap contracts (2)	18	52	19	79
Tax expense/(benefit) on reclassifications (3)	(5)	5	(7)	8
Currency impact	—	(4)	1	(8)
Other comprehensive earnings/(losses)	12	(8)	6	(17)
Balance at end of period	(43)	(69)	(43)	(69)
Accumulated other comprehensive losses attributable to Mondelēz International:
Balance at beginning of period	$(11,406)	$(11,979)	$(11,364)	$(12,471)
Total other comprehensive earnings/(losses)	120	435	75	934
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	3	(17)	6	(24)
Other comprehensive earnings/(losses) attributable to Mondelēz International	123	418	81	910
Balance at end of period	$(11,283)	$(11,561)	$(11,283)	$(11,561)
(1)These reclassified losses/(gains) are included in net periodic benefit costs disclosed in Note 7, Benefit Plans.
(2)These reclassified gains or losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 11. Restructuring

Beginning in the fourth quarter of 2025, we initiated new restructuring actions to reduce our cost structure and streamline our operations. Those restructuring actions, which were primarily undertaken by our Europe segment, included initiatives to optimize our supply chain network and reduce our overhead costs. We recorded restructuring charges related to those actions, consisting of severance and related costs, of $11 million and $59 million in the three and six months ended June 30, 2026, which are classified within asset impairment and exit costs.

The activity for the liabilities related to these restructuring actions for the six months ended June 30, 2026 was:

Total
(in millions)
Liability balance, December 31, 2025	$23
Charges	59
Payments	(18)
Currency	(1)
Liability balance, June 30, 2026	$63

At June 30, 2026, $40 million of our restructuring liabilities were recorded within other current liabilities and $23 million were recorded within other long-term liabilities.

Note 12. Income Taxes

Our effective tax rate was 19.2% for the second quarter of 2026 as compared to 26.9% in the second quarter of 2025. The decrease in our effective tax rate was driven by our jurisdictional mix of earnings, in particular the impact of mark-to-market gains and losses on commodity and foreign currency derivatives on a year over year basis, as well as tax benefits recorded in the current quarter related to a legal entity reorganization and a U.S. amended tax return filing.

Our effective tax rate for the six months ended June 30, 2026 was 22.1% as compared to 27.4% for the six months ended June 30, 2025. The decrease in our year-to-date effective tax rate was driven by our jurisdictional mix of earnings, in particular the impact of mark-to-market gains and losses on commodity and foreign currency derivatives on a year over year basis, as well as tax benefits related to a legal entity reorganization and a U.S. amended tax return filing in the six months ended June 30, 2026, partially offset by tax benefits from releases of liabilities for uncertain tax positions due to audit developments in the six months ended June 30, 2025.

Note 13. Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Net earnings	$1,552	$644	$2,116	$1,051
less: Noncontrolling interest earnings	(4)	(3)	(8)	(8)
Net earnings attributable to Mondelēz International	$1,548	$641	$2,108	$1,043
Weighted-average shares for basic EPS	1,284	1,295	1,283	1,298
plus: Dilutive effect of outstanding stock awards	3	4	3	3
Weighted-average shares for diluted EPS	1,287	1,299	1,286	1,301
Basic earnings per share attributable to Mondelēz International	$1.21	$0.49	$1.64	$0.80
Diluted earnings per share attributable to Mondelēz International	$1.20	$0.49	$1.64	$0.80

We exclude antidilutive Mondelēz International share-based payment awards from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options, deferred stock units and performance share units of 11.4 million and 4.6 million for the three months ended June 30, 2026 and 2025, respectively, and 10.6 million and 3.8 million for the six months ended June 30, 2026 and 2025, respectively.

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

Our operations and management structure are organized into four operating segments which are also our reportable segments:
    • Latin America
    • AMEA
    • Europe
    • North America

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. Our CODM uses segment operating income in the annual plan and forecasting process and considers actual versus plan variances in assessing the performance of the segments. The CODM also uses segment operating income as an input to the overall compensation measures for segment management under our incentive compensation plans. Segment operating income excludes certain mark-to-market impacts on commodity and foreign currency derivatives (which are primarily a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage benefit plan non-service income and interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that our CODM reviews. Additionally, assets for reportable segments are not disclosed as such information is not regularly reviewed by the Company's CODM.

Our segment net revenue, significant segment expenses and operating income by reportable segment were as follows:

	Three Months Ended June 30, 2026
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,374	$1,971	$3,377	$2,633	$9,355
Segment cost of sales	(903)	(1,291)	(2,361)	(1,641)	(6,196)
Segment selling, general and administrative expenses (1)	(305)	(426)	(634)	(561)	(1,926)
Segment operating income	$166	$254	$382	$431	1,233
Mark-to-market gains from derivatives					827
General corporate expenses					(88)
Amortization of intangible assets					(26)
Operating income					$1,946

	Three Months Ended June 30, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,194	$1,821	$3,412	$2,557	$8,984
Segment cost of sales	(807)	(1,189)	(2,343)	(1,615)	(5,954)
Segment selling, general and administrative expenses (1)	(254)	(361)	(555)	(488)	(1,658)
Segment operating income	$133	$271	$514	$454	1,372
Mark-to-market losses from derivatives					(93)
General corporate expenses					(69)
Amortization of intangible assets					(38)
Operating income					$1,172

	Six Months Ended June 30, 2026
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$2,722	$4,275	$7,248	$5,190	$19,435
Segment cost of sales	(1,814)	(2,853)	(5,258)	(3,275)	(13,200)
Segment selling, general and administrative expenses (1)	(593)	(842)	(1,314)	(1,100)	(3,849)
Segment operating income	$315	$580	$676	$815	2,386
Mark-to-market gains from derivatives					554
General corporate expenses					(134)
Amortization of intangible assets					(53)
Gain on divestiture					1
Operating income					$2,754

	Six Months Ended June 30, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$2,397	$3,837	$6,962	$5,101	$18,297
Segment cost of sales	(1,622)	(2,459)	(4,884)	(3,198)	(12,163)
Segment selling, general and administrative expenses (1)	(503)	(764)	(1,102)	(964)	(3,333)
Segment operating income	$272	$614	$976	$939	2,801
Mark-to-market losses from derivatives					(762)
General corporate expenses					(112)
Amortization of intangible assets					(75)
Operating income					$1,852
(1) SG&A for all reportable segments includes: Advertising & consumer expenses and overhead expenses.

Total depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Depreciation expense (2):
Latin America	$43	$35	$84	$69
AMEA	45	43	90	84
Europe	83	79	166	150
North America	45	45	89	88
Corporate	11	10	21	21
Total depreciation expense	$227	$212	$450	$412
(2) Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the condensed consolidated statements of cash flows for total depreciation and amortization expenses.

	Six Months Ended June 30,
	2026	2025
	(in millions)
Capital expenditures:
Latin America	$(153)	$(82)
AMEA	(106)	(124)
Europe	(286)	(235)
North America	(104)	(134)
Corporate	(5)	(7)
Total capital expenditures	$(654)	$(582)

Disaggregation of Net Revenue
Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Three Months Ended June 30, 2026
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$343	$735	$1,311	$2,346	$4,735
Chocolate	372	742	1,517	90	2,721
Gum & Candy	436	282	152	197	1,067
Beverages	84	115	27	—	226
Meals	139	97	370	—	606
Total net revenues	$1,374	$1,971	$3,377	$2,633	$9,355

	For the Three Months Ended June 30, 2025(3)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$295	$686	$1,289	$2,294	$4,564
Chocolate	345	657	1,589	81	2,672
Gum & Candy	361	261	146	182	950
Beverages	79	122	26	—	227
Meals	114	95	362	—	571
Total net revenues	$1,194	$1,821	$3,412	$2,557	$8,984

	For the Six Months Ended June 30, 2026
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$644	$1,551	$2,523	$4,560	$9,278
Chocolate	803	1,694	3,620	207	6,324
Gum & Candy	835	557	306	423	2,121
Beverages	172	269	60	—	501
Meals	268	204	739	—	1,211
Total net revenues	$2,722	$4,275	$7,248	$5,190	$19,435

	For the Six Months Ended June 30, 2025 (3)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$582	$1,422	$2,377	$4,506	$8,887
Chocolate	714	1,430	3,529	189	5,862
Gum & Candy	701	504	308	406	1,919
Beverages	175	286	63	—	524
Meals	225	195	685	—	1,105
Total net revenues	$2,397	$3,837	$6,962	$5,101	$18,297
(3)During the first quarter of 2026, we realigned some of our products between our biscuits & baked snacks and chocolate categories in the North America segment; as such, we reclassified $11 million and $19 million of product category net revenues from biscuits & baked snacks to chocolate for the three and six months ended June 30, 2025, respectively, on a basis consistent with the 2026 presentation.

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

Recent Developments and Significant Items

Macroeconomic environment

We continue to observe significant market and geopolitical uncertainty, inflationary pressures, supply constraints, trade and regulatory uncertainty and exchange rate volatility. In addition, consumer preferences continue to evolve in response to health and wellness trends. As a result, we experienced higher operating costs, including higher overall raw material, labor and energy costs. In particular, cocoa prices, while below prior year peak levels, are expected to remain elevated compared to historical levels in the near- and medium-term. Refer to Commodity Trends for additional information.

Our overall outlook for future snacks revenue growth remains strong; however, we anticipate ongoing volatility. While we have responded to elevated raw material costs with price increases for certain of our products, the elasticity impacts from those pricing increases have adversely impacted consumer demand, particularly in Europe. We will continue to proactively manage our business in response to the evolving global economic environment, related uncertainty and business risks while also prioritizing and supporting our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets.

Trade and Regulatory Uncertainty

In many markets, including the United States, certain products or a portion of our products, including significant inputs, are imported from other jurisdictions. As the current geopolitical environment remains unpredictable, we continue to monitor and evaluate the impact of proposed and enacted tariffs, including proposed and enacted retaliatory tariffs or other trade restrictions. During the first quarter of 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. Over the period in which these tariffs were in effect, we paid approximately $20 million of tariffs under the IEEPA, of which we have received refunds for approximately $6 million as of June 30, 2026. The timing and amount of any additional refunds of these tariffs remains uncertain at this stage. As such, we have not recorded any additional anticipated IEEPA tariff refunds as of June 30, 2026. Additionally, the U.S. administration has continued to impose new tariffs under other provisions in U.S. trade law and will likely continue to do so in the future. We are evaluating the potential impact of these developments as well as our ability to mitigate the impact, as they are expected to adversely impact our revenue and cost of goods sold. If additional tariff actions are implemented, we would expect those adverse impacts on our business operations and financial performance to be significant. For most products and materials imported to the United States from Mexico and Canada, we comply with the terms of the U.S.-Mexico-Canada Agreement and are therefore not subject to tariffs on most products and materials imported from those jurisdictions. However, the current trade environment continues to evolve rapidly and there can be no assurance that such products and materials will continue to be exempt. The implementation of additional protectionist trade measures, and any further retaliatory actions taken in response, could result in increased costs and pricing pressures, disrupt consumer spending patterns, and impact market stability and consumer confidence, any or all of which could adversely affect our operating results. For additional information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risk entitled “We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and/or other foreign governments.”

War in Ukraine

The war in Ukraine continues to subject our business in the region to periodic disruptions, which may affect production, distribution and the safety of our employees. We continue to suspend new capital investments and advertising in Russia, but we have not ceased operations because we believe that we play a role in the continuity of the food supply. We continue to evaluate our ability to control our operating activities in Ukraine and Russia and comply with applicable international sanctions. We continue to consolidate both subsidiaries. During the second quarter of 2026, Ukraine generated 0.4% and Russia generated 3.8% of our consolidated net revenue.

Our operations in Russia are subject to risks, including the temporary or permanent loss of assets due to expropriation or further curtailment of our ability to conduct business operations in Russia, which could lead to the partial or full impairment of our Russian assets or deconsolidation of our Russian operations or the termination of and loss of revenue from those operations, based on actions taken by Russia, other parties or us. For additional information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risk entitled “The war in Ukraine has impacted and could continue to impact our business operations, financial performance and results of operations.”

Developments in the Middle East

Escalation of military activity in the Middle East has affected, and may continue to affect, our operations in the region, including our manufacturing facility in Bahrain. Shipping disruptions in the Middle East and surrounding waterways have created, and may continue to create, logistical pressures, including reduced availability of certain shipping routes and increased shipping costs and transit times. While we have taken actions to divert our shipping routes, we may not be able to fully mitigate higher shipping rates, longer shipping routes and other adverse impacts in certain AMEA markets. However, to date, these developments have not had a material impact on our business, results of operations or financial condition. We continue to evaluate these developments and we cannot predict if they will have a significant impact in the future. During the second quarter of 2026, Middle Eastern countries impacted by the conflict generated less than 1.0% of our consolidated net revenue.

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

Extreme pricing did not have a material impact on our non-GAAP financial measures for the three and six months ended June 30, 2026.

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

We also evaluate the operating performance of the company and its international subsidiaries on a constant currency basis. Our non-GAAP measures presented on a constant currency basis exclude the effects of currency translation rate changes and, beginning in the first quarter of 2024, extreme pricing increases in Argentina. For additional information, refer to Extreme Price Growth in Argentina and Other Currency-Related Items. We determine constant currency operating results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate the financial statements in the comparable prior year period to determine what the current-period U.S. dollar operating results would have been if the currency exchange rates had not changed from the comparable prior year period.

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

•“Adjusted Operating Income” is defined as operating income (the most comparable U.S. GAAP financial measure) excluding, when they occur, the impacts of: restructuring charges; goodwill and intangible asset impairment charges; divestiture-related items; acquisition-related items; remeasurement of net monetary position of highly inflationary countries; mark-to-market impacts from commodity and foreign currency derivative contracts economically hedging forecasted transactions; resolution of tax matters; incremental costs due to geopolitical conflicts and operating costs from the ERP System Implementation program. We also present Adjusted Operating Income margin, which is subject to the same adjustments as Adjusted Operating Income. We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International (the most comparable U.S. GAAP financial measure) from continuing operations excluding, when they occur, the impacts of the items listed in the Adjusted Operating Income definition as well as pension participation changes, initial impacts from enacted tax law changes and gains or losses on equity method investment transactions. We also evaluate growth in our Adjusted EPS on a constant currency basis.

Items Affecting Comparability of Financial Results

The below table and subsequent commentary present income or (expense) items that affected the comparability of our results of operations and provides details of each item. Please refer to the notes to the condensed consolidated financial statements indicated below for additional information. These items are excluded from our non-GAAP earnings measures to better facilitate comparisons of our underlying operating performance across periods. We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance and trends. We identify these items based on how management views the business; makes financial, operating and planning decisions; and evaluates ongoing performance. Refer to the Consolidated Results of Operations – Net Earnings and Earnings per Share Attributable to Mondelēz International table for the after-tax per share impacts of these items and to the Non-GAAP Financial Measures section for definitions of our non-GAAP financial measures.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2026	2025	2026	2025
		(in millions)
Restructuring charges	Note 11	$(9)	$4	$(56)	$6
Mark-to-market gains/(losses) from derivatives (1)	Note 6	827	(93)	553	(766)
Acquisition-related items		(13)	21	(7)	29
Divestiture-related items		—	3	1	7
Incremental costs due to geopolitical conflicts		(11)	(1)	(18)	(1)
ERP System Implementation costs		(59)	(37)	(108)	(70)
Remeasurement of net monetary position	Note 1	(11)	(8)	(16)	(15)
Pension participation changes (1)	Note 7	(2)	(285)	(1)	(287)
Initial impacts from enacted tax law changes		30	1	29	3
Loss on equity method investment transactions		—	—	(2)	—

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

Discussion and Analysis of Historical Results

Summary of Results

Net Revenues – increased 4.1% to $9.4 billion in the second quarter of 2026 and increased 6.2% to $19.4 billion in the first six months of 2026 as compared to the same periods in the prior year. Net revenue growth in both the second quarter and first six months of 2026 was driven by favorable currency-related items, as several currencies we operate in strengthened relative to the U.S. dollar, higher net pricing and favorable volume/mix, partially offset by lapping prior year net revenue from a divestiture.

Organic Net Revenue – Organic Net Revenue, a non-GAAP financial measure, increased 2.2% to $9.2 billion in the second quarter of 2026 and increased 2.6% to $18.8 billion in the first six months of 2026 as compared to the same periods in the prior year. During both the second quarter and the first six months of 2026 Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Organic Net Revenue is reported on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.

Diluted EPS – Diluted EPS attributable to Mondelēz International increased 144.9% to $1.20 in the second quarter of 2026 and increased 105.0% to $1.64 in the first six months of 2026 as compared to the same periods in the prior year. Diluted EPS increased in both the second quarter and first six months of 2026, primarily driven by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, lower pension participation charges and initial impacts from enacted tax law changes. These favorable items were partially offset by higher acquisition-related items, higher costs incurred for the ERP System Implementation program and higher incremental costs due to geopolitical conflicts. The first six months of 2026 also reflected higher restructuring charges.

Adjusted EPS – Adjusted EPS, a non-GAAP financial measure, was flat at $0.73 in the second quarter of 2026 and decreased 4.8% to $1.40 in the first six months of 2026 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS decreased 2.7% to $0.71 in the second quarter of 2026 and decreased 8.8% to $1.34 in the first six months of 2026 as compared to the same periods in the prior year. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.
–Adjusted EPS was flat in the second quarter of 2026, as operating declines and higher interest and other expense were offset by lower income tax and favorable currency-related items.
–Adjusted EPS decreased in the first six months of 2026, driven by operating declines, partially offset by favorable currency-related items, lower interest and other expense, higher benefit plan non-service income and fewer shares outstanding.

Consolidated Results of Operations
Three Months Ended June 30

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions, except per share data)
Net revenues	$9,355	$8,984	$371	4.1%
Operating income	1,946	1,172	774	66.0%
Net earnings attributable to Mondelēz International	1,548	641	907	141.5%
Diluted earnings per share attributable to Mondelēz International	1.20	0.49	0.71	144.9%

Net Revenues – Net revenues increased $371 million (4.1%) to $9,355 million in the second quarter of 2026, and Organic Net Revenue (1) increased $198 million (2.2%) to $9,172 million. Emerging markets net revenues increased 7.4% and emerging markets Organic Net Revenue increased 4.4% (1). Developed markets net revenues increased 1.9% and developed markets Organic Net Revenue increased 0.7% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Three Months Ended June 30, 2026
Reported (GAAP)	$3,909	$5,446	$9,355
Currency-related items	(111)	(72)	(183)
Organic (Non-GAAP)	$3,798	$5,374	$9,172
Three Months Ended June 30, 2025
Reported (GAAP)	$3,638	$5,346	$8,984
Divestitures	—	(10)	(10)
Organic (Non-GAAP)	$3,638	$5,336	$8,974
% Change
Reported (GAAP)	7.4%	1.9%	4.1%
Divestitures	—	0.2	0.1
Currency-related items	(3.0)	(1.4)	(2.0)
Organic (Non-GAAP)	4.4%	0.7%	2.2%
Vol/Mix	1.6 pp	- pp	0.7 pp
Pricing	2.8	0.7	1.5
(1)Refer to the Non-GAAP Financial Measures section for additional information.

Net revenues increase of 4.1%, driven by Organic Net Revenue growth of 2.2% and favorable currency-related items, partially offset by lapping prior year net revenue from a divestiture. Organic Net Revenue growth reflected higher net pricing and favorable volume/mix. Higher net pricing was driven by the benefit of carryover pricing from 2025 as well as input cost-driven pricing actions taken during 2026, and was reflected across all regions except Europe. Favorable volume/mix was driven by growth across most regions and categories, partially offset by Europe where chocolate volume declines are moderating following elevated pricing actions taken in the prior year. Currency-related items increased net revenues by $183 million, primarily due to the strength of most currencies relative to the U.S. dollar, including the Brazilian real, Mexican peso, euro, Chinese yuan, Australian dollar and Russian ruble. These favorable impacts were partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Indian rupee and Argentinean peso.

Operating Income – Operating income increased $774 million (66.0%) to $1,946 million in the second quarter of 2026. Adjusted Operating Income (1) decreased $61 million (4.8%) to $1,222 million and Adjusted Operating Income on a constant currency basis (1) decreased $78 million (6.1%) to $1,205 million due to the following:

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Operating Income	$1,946	$1,172	$774	66.0%
Restructuring charges	9	(4)	13
Mark-to-market (gains)/losses from derivatives	(827)	93	(920)
Acquisition-related items	13	(21)	34
Divestiture-related items	—	(3)	3
Incremental costs due to geopolitical conflicts	11	1	10
ERP System Implementation costs	59	37	22
Remeasurement of net monetary position	11	8	3
Adjusted Operating Income (1)	$1,222	$1,283	$(61)	(4.8)%
Currency-related items	(17)	—	(17)
Adjusted Operating Income (constant currency) (1)	$1,205	$1,283	$(78)	(6.1)%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$137
Higher input costs	(56)
Favorable volume/mix	11
Higher selling, general and administrative expenses	(182)
Lower amortization of intangible assets	13
Higher fixed asset impairment charges	(1)
Total change in Adjusted Operating Income (constant currency) (1)	$(78)
(1)Refer to the Non-GAAP Financial Measures section for additional information.

During the second quarter of 2026, we realized higher net pricing and favorable volume/mix, which was partially offset by increased input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2025, was reflected across all regions except Europe. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. While cocoa prices moderated from prior year levels, the benefit was limited as existing hedge positions continue to reflect previously contracted prices. Higher raw material costs were also driven by higher packaging, nuts, energy, edible oils, grains, and other ingredient costs, as well as unfavorable year-over-year currency exchange impacts on imported materials, partially offset by lower dairy and sugar costs. Overall, favorable volume/mix was driven by growth across most regions and categories, partially offset by Europe where chocolate volume declines are moderating following elevated pricing actions taken in the prior year.

Total selling, general and administrative expenses increased $276 million from the second quarter of 2025, which included unfavorable currency-related impacts to expenses, an unfavorable year-over-year change in acquisition-related items and higher costs incurred for the ERP System Implementation program. Excluding these unfavorable factors, selling, general and administrative expenses increased $182 million from the second quarter of 2025. The increase was driven primarily by higher other selling, general and administrative expenses and higher advertising and consumer promotion costs.

Currency-related items increased operating income by $17 million due to favorable currency translation rate changes, as the impact of extreme pricing in Argentina was not material. Favorable currency translation rate changes were primarily due to the strength of several currencies relative to the U.S. dollar, including the Brazilian real, Mexican peso and Chinese yuan, partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Egyptian pound and Indian rupee.

Operating income margin increased from 13.0% in the second quarter of 2025 to 20.8% in the second quarter of 2026. The increase in operating income margin was driven primarily by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, partially offset by lower Adjusted Operating Income margin, an unfavorable year-over-year change in acquisition-related items, higher costs incurred for the ERP System Implementation program, higher restructuring charges and incremental costs due to geopolitical conflicts. Adjusted Operating Income margin decreased from 14.3% for the second quarter of 2025 to 13.1% for the second quarter of 2026. The decrease was driven primarily by higher raw material costs, higher other selling, general and administrative expenses and higher advertising and consumer promotion costs, partially offset by higher net pricing and lower manufacturing costs driven by productivity.

Income Taxes – Our effective tax rate was 19.2% for the second quarter of 2026 as compared to 26.9% in the second quarter of 2025. The decrease in our effective tax rate was driven by our jurisdictional mix of earnings, in particular the impact of mark-to-market gains and losses on commodity and foreign currency derivatives on a year over year basis, as well as tax benefits recorded in the current quarter related to a legal entity reorganization and a U.S. amended tax return filing.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,548 million increased by $907 million (141.5%) in the second quarter of 2026. Diluted EPS attributable to Mondelēz International was $1.20 in the second quarter of 2026, up $0.71 (144.9%) from the second quarter of 2025. Adjusted EPS (1) was $0.73 in the second quarter of 2026, flat as compared to the second quarter of 2025. Adjusted EPS on a constant currency basis (1) was $0.71 in the second quarter of 2026, down $0.02 (2.7%) from the second quarter of 2025.

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.20	$0.49	$0.71	144.9%
Mark-to-market (gains)/losses from derivatives	(0.51)	0.06	(0.57)
Acquisition-related items	0.01	(0.01)	0.02
Incremental costs due to geopolitical conflicts	0.01	—	0.01
ERP System Implementation costs	0.03	0.02	0.01
Remeasurement of net monetary position	0.01	0.01	—
Pension participation changes	—	0.16	(0.16)
Initial impacts from enacted tax law changes	(0.02)	—	(0.02)
Adjusted EPS (1)	$0.73	$0.73	$—	—%
Currency-related items	(0.02)	—	(0.02)
Adjusted EPS (constant currency) (1)	$0.71	$0.73	$(0.02)	(2.7)%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Decrease in operations	$(0.04)
Change in interest and other expense, net	(0.01)
Change in income taxes	0.03
Total change in Adjusted EPS (constant currency) (1)	$(0.02)

(1)Refer to the Non-GAAP Financial Measures section for additional information. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the three months ended June 30, 2026, taxes for the: mark-to-market gains from derivatives were $172 million, ERP System Implementation program were $(15) million and initial impacts from enacted tax law changes were $(30) million.
•For the three months ended June 30, 2025, taxes for the: mark-to-market losses from derivatives were $(16) million, acquisition-related items were $9 million, ERP System Implementation program were $(10) million, pension participation changes were $(73) million and initial impacts from enacted tax law changes were $(1) million.

Six Months Ended June 30:

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions, except per share data)
Net revenues	$19,435	$18,297	$1,138	6.2%
Operating income	2,754	1,852	902	48.7%
Net earnings attributable to Mondelēz International	2,108	1,043	1,065	102.1%
Diluted earnings per share attributable to Mondelēz International	1.64	0.80	0.84	105.0%

Net Revenues – Net revenues increased $1,138 million (6.2%) to $19,435 million in the first six months of 2026, and Organic Net Revenue (1) increased $477 million (2.6%) to $18,753 million. Emerging markets net revenues increased 9.5% and emerging markets Organic Net Revenue increased 5.3% (1). Developed markets net revenues increased 4.0% and developed markets Organic Net Revenue increased 0.8% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Six Months Ended June 30, 2026
Reported (GAAP)	$8,058	$11,377	$19,435
Currency-related items	(304)	(378)	(682)
Organic (Non-GAAP)	$7,754	$10,999	$18,753
Six Months Ended June 30, 2025
Reported (GAAP)	$7,361	$10,936	$18,297
Divestitures	—	(21)	(21)
Organic (Non-GAAP)	$7,361	$10,915	$18,276
% Change
Reported (GAAP)	9.5%	4.0%	6.2%
Divestitures	—	0.2	0.1
Currency-related items	(4.2)	(3.4)	(3.7)
Organic (Non-GAAP)	5.3%	0.8%	2.6%
Vol/Mix	1.0 pp	(0.5)pp	0.1 pp
Pricing	4.3	1.3	2.5
(1)Refer to the Non-GAAP Financial Measures section above for additional information.

Net revenues increase of 6.2%, driven by favorable currency-related items and Organic Net Revenue growth of 2.6%, partially offset by lapping prior year net revenue from a divestiture. Currency-related items increased net revenues by $682 million, primarily due to the strength of most currencies relative to the U.S. dollar, including the euro, Brazilian real, Mexican peso, Russian ruble, Australian dollar, British pound sterling and Chinese yuan, partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Indian rupee and Argentinean peso. Organic Net Revenue growth was driven by higher net pricing, while volume/mix was essentially flat. Higher net pricing reflected the carryover benefit of pricing actions taken in 2025, as well as input cost-driven pricing actions taken during the first six months of 2026, and was reflected across regions. Favorable volume/mix in AMEA and North America was partially offset by unfavorable volume/mix in Europe and Latin America, driven by pricing elasticity impacts.

Operating Income – Operating income increased $902 million (48.7%) to $2,754 million in the first six months of 2026. Adjusted Operating Income (1) decreased $253 million (9.5%) to $2,404 million and Adjusted Operating Income on a constant currency basis (1) decreased $339 million (12.8%) to $2,318 million due to the following:

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Operating Income	$2,754	$1,852	$902	48.7%
Restructuring charges	56	(6)	62
Mark-to-market (gains)/losses from derivatives	(554)	762	(1,316)
Acquisition-related items	7	(29)	36
Divestiture-related items	(1)	(8)	7
Incremental costs due to geopolitical conflicts	18	1	17
ERP System Implementation costs	108	70	38
Remeasurement of net monetary position	16	15	1
Adjusted Operating Income (1)	$2,404	$2,657	$(253)	(9.5)%
Currency-related items	(86)	—	(86)
Adjusted Operating Income (constant currency) (1)	$2,318	$2,657	$(339)	(12.8)%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$463
Higher input costs	(496)
Unfavorable volume/mix	(43)
Higher selling, general and administrative expenses	(286)
Lower amortization of intangible assets	24
Higher fixed asset impairment charges	(1)
Total change in Adjusted Operating Income (constant currency) (1)	$(339)
(1)Refer to the Non-GAAP Financial Measures section above for additional information.

During the first six months of 2026, we realized higher net pricing, which was more than offset by increased input costs and unfavorable volume/mix. Higher net pricing, which included the carryover impact of pricing actions taken in 2025 as well as the effects of input cost-driven pricing actions taken during the first six months of 2026, was reflected across all regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. While cocoa prices moderated from prior year levels, those declines did not translate into lower costs as our existing hedge positions continue to reflect previously contracted prices. Higher raw material costs were also driven by higher packaging, nuts, edible oils, energy, grains and other ingredient costs, as well as unfavorable year-over-year currency exchange impacts on imported materials, partially offset by lower dairy and sugar costs. Overall, unfavorable volume/mix was experienced across all regions except AMEA, reflecting pricing elasticity impacts.

Total selling, general and administrative expenses increased $481 million from the first six months of 2025, which included unfavorable currency-related impacts to expenses, an unfavorable year-over-year change in acquisition-related items and higher costs incurred for the ERP System Implementation program. Excluding these unfavorable factors, selling, general and administrative expenses increased $286 million from the first six months of 2025. The increase was driven primarily by higher other selling, general and administrative expenses and higher advertising and consumer promotion costs.

Currency-related items increased operating income by $86 million, primarily due to the strength of several currencies relative to the U.S. dollar, including the euro, Brazilian real, Chinese yuan, Mexican peso and Russian ruble.

Operating income margin increased from 10.1% in the first six months of 2025 to 14.2% in the first six months of 2026. The increase in operating income margin was driven primarily by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, partially offset by lower Adjusted Operating Income margin, higher restructuring charges, higher costs incurred for the ERP System Implementation program, an unfavorable year-over-year change in acquisition-related items and incremental costs due to geopolitical conflicts. Adjusted Operating Income margin decreased from 14.5% for the first six months of 2025 to 12.4% for the first six months of 2026. The decrease was driven primarily by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and unfavorable product mix, partially offset by higher net pricing and lower manufacturing costs driven by productivity.

Income Taxes – Our effective tax rate for the six months ended June 30, 2026, was 22.1% as compared to 27.4% for the six months ended June 30, 2025. The decrease in our year-to-date effective tax rate was driven by our jurisdictional mix of earnings, in particular the impact of mark-to-market gains and losses on commodity and foreign currency derivatives on a year over year basis, as well as tax benefits related to a legal entity reorganization and a U.S. amended tax return filing in the six months ended June 30, 2026, partially offset by tax benefits from releases of liabilities for uncertain tax positions due to audit developments in the six months ended June 30, 2025.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,108 million increased by $1,065 million (102.1%) in the first six months of 2026. Diluted EPS attributable to Mondelēz International was $1.64 in the first six months of 2026, up $0.84 (105.0%) from the first six months of 2025. Adjusted EPS (1) was $1.40 in the first six months of 2026, down $0.07 (4.8%) from the first six months of 2025. Adjusted EPS on a constant currency basis (1) was $1.34 in the first six months of 2026, down $0.13 (8.8%) from the first six months of 2025.

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.64	$0.80	$0.84	105.0%
Restructuring charges	0.03	—	0.03
Mark-to-market (gains)/losses from derivatives	(0.34)	0.47	(0.81)
Acquisition-related items	0.01	(0.01)	0.02
Incremental costs due to geopolitical conflicts	0.01	—	0.01
ERP System Implementation costs	0.06	0.04	0.02
Remeasurement of net monetary position	0.01	0.01	—
Pension participation changes	—	0.16	(0.16)
Initial impacts from enacted tax law changes	(0.02)	—	(0.02)
Adjusted EPS (1)	$1.40	$1.47	$(0.07)	(4.8)%
Currency-related items	(0.06)	—	(0.06)
Adjusted EPS (constant currency) (1)	$1.34	$1.47	$(0.13)	(8.8)%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Decrease in operations	$(0.19)
Change in benefit plan non-service income	0.01
Change in interest and other expense, net	0.04
Change in shares outstanding	0.01
Total change in Adjusted EPS (constant currency) (1)	$(0.13)
(1)Refer to the Non-GAAP Financial Measures section above for additional information. The tax expense/(benefit) of each of the pre-tax items excluded from our U.S. GAAP results was computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS.
•For the six months ended June 30, 2026, taxes for the: restructuring charges were $(13) million, mark-to-market gains from derivatives were $113 million, acquisition-related items were $3 million, ERP System Implementation program were $(28) million and initial impacts from enacted tax law changes were $(29) million.
•For the six months ended June 30, 2025, taxes for the: mark-to-market losses from derivatives were $(152) million, acquisition-related items were $14 million, ERP System Implementation program were $(18) million and impact from pension charges were $(73) million.

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

Our reconciliation of segment net revenues and earnings to consolidated financial statement totals were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net revenues:
Latin America	$1,374	$1,194	$2,722	$2,397
AMEA	1,971	1,821	4,275	3,837
Europe	3,377	3,412	7,248	6,962
North America	2,633	2,557	5,190	5,101
Net revenues	$9,355	$8,984	$19,435	$18,297
Segment operating income:
Latin America	$166	$133	$315	$272
AMEA	254	271	580	614
Europe	382	514	676	976
North America	431	454	815	939
Mark-to-market gains/(losses) from derivatives	827	(93)	554	(762)
General corporate expenses	(88)	(69)	(134)	(112)
Amortization of intangible assets	(26)	(38)	(53)	(75)
Gain on divestiture	—	—	1	—
Operating income	$1,946	$1,172	$2,754	$1,852

Latin America

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$1,374	$1,194	$180	15.1%
Segment operating income	166	133	33	24.8%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$2,722	$2,397	$325	13.6%
Segment operating income	315	272	43	15.8%

Three Months Ended June 30:

Net revenues increased $180 million (15.1%), due to higher net pricing (7.9 pp), favorable impact of currency-related items (6.7 pp) and favorable volume/mix (0.5 pp). Higher net pricing was driven by input cost-driven pricing actions and reflected across all categories, primarily in Brazil and Argentina. Currency-related items were favorable due to the strength of most currencies relative to the U.S. dollar, including the Brazilian real and Mexican peso, partially offset by the strength of the U.S. dollar relative to the Argentinean peso. Favorable volume/mix reflected volume growth in Mexico and Argentina, partially offset by declines in Brazil. Overall, favorable volume/mix driven by gains in gum & candy, biscuits & baked snacks and meals, partially offset by chocolate and beverages.

Segment operating income increased $33 million (24.8%), primarily due to higher net pricing, lower manufacturing costs driven by productivity, favorable currency translation rate changes and favorable volume/mix. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and higher restructuring charges.

Six Months Ended June 30:

Net revenues increased $325 million (13.6%), due to higher net pricing (8.0 pp) and favorable impact of currency-related items (6.9 pp), partially offset by unfavorable volume/mix (1.3 pp). Higher net pricing was driven by input cost-driven pricing actions and reflected across all categories, primarily in Brazil, Argentina and Mexico. Currency-related items were favorable due to the strength of most currencies relative to the U.S. dollar, primarily the Brazilian real and Mexican peso, partially offset by the strength of the U.S. dollar relative to the Argentinean peso. Unfavorable volume/mix reflected pricing elasticity, mainly in Argentina and Brazil. Overall, unfavorable volume/mix was driven by declines in chocolate and beverages, partially offset by gains in gum & candy, meals and biscuits & baked snacks.

Segment operating income increased $43 million (15.8%), primarily due to higher net pricing, lower manufacturing costs driven by productivity and favorable currency-related items. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, unfavorable volume/mix, higher costs incurred for the ERP System Implementation program and higher advertising and consumer promotion costs.

AMEA

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$1,971	$1,821	$150	8.2%
Segment operating income	254	271	(17)	(6.3)%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$4,275	$3,837	$438	11.4%
Segment operating income	580	614	(34)	(5.5)%

Three Months Ended June 30:

Net revenues increased $150 million (8.2%), due to favorable volume/mix (5.2 pp), higher net pricing (1.9 pp) and favorable currency translation rate changes (1.1 pp). Favorable volume/mix reflected volume growth in all categories except beverages. Higher net pricing, driven by input cost-driven pricing actions, was reflected primarily in chocolate and biscuits & baked snacks, partially offset by beverages and meals. Favorable currency translation impacts were due to the strength of several currencies in the region relative to the U.S. dollar, including the Chinese yuan and Australian dollar, partially offset by the strength of U.S. dollar relative to a few currencies, primarily the Indian rupee.

Segment operating income decreased $17 million (6.3%), primarily due to higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and incremental costs due to geopolitical conflicts. These unfavorable items were partially offset by lower manufacturing costs driven by productivity, higher net pricing and favorable volume/mix.

Six Months Ended June 30:

Net revenues increased $438 million (11.4%), due to favorable volume/mix (5.5 pp), higher net pricing (3.8 pp) and favorable currency translation rate changes (2.1 pp). Favorable volume/mix was reflected across all geographies, except certain markets in Africa, and was favorable in all categories except for beverages. Higher net pricing, driven by input cost-driven pricing actions, was reflected in chocolate, biscuits & baked snacks and meals, partially offset by beverages and gum & candy. Favorable currency translation impacts were due to the strength of several currencies in the region relative to the U.S. dollar, including the Australian dollar, Chinese yuan and South African rand, partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Indian rupee.

Segment operating income decreased $34 million (5.5%), primarily due to higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and incremental costs due to geopolitical conflicts. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs driven by productivity, favorable volume/mix and favorable currency translation rate changes.

Europe

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$3,377	$3,412	$(35)	(1.0)%
Segment operating income	382	514	(132)	(25.7)%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$7,248	$6,962	$286	4.1%
Segment operating income	676	976	(300)	(30.7)%

Three Months Ended June 30:

Net revenues decreased $35 million (1.0%), due to unfavorable volume/mix (2.1 pp), and lower net pricing (1.4 pp), partially offset by favorable currency translation rate changes (2.5 pp). Unfavorable volume/mix reflected continued pricing elasticity impacts from prior year pricing actions, primarily driven by declines in chocolate. Lower net pricing was primarily due to chocolate and biscuits & baked snacks, partially offset by higher net pricing in beverages and gum & candy. Favorable currency translation rate changes reflected the strength of most currencies relative to the U.S. dollar, primarily the euro and Russian ruble.

Segment operating income decreased $132 million (25.7%), primarily due to lower net pricing, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, unfavorable volume/mix, higher costs incurred for the ERP System Implementation program and higher restructuring charges. These unfavorable items were partially offset by favorable currency-related items.

Six Months Ended June 30:

Net revenues increased $286 million (4.1%), due to favorable currency translation rate changes (6.1 pp) and higher net pricing (0.7 pp), partially offset by unfavorable volume/mix (2.7 pp). Favorable currency translation rate changes reflected strength of most currencies relative to the U.S. dollar, including the euro, Russian ruble and British pound. Higher net pricing was driven by the benefit of carryover pricing from 2025, and was reflected across all categories except biscuits & baked snacks and meals. Overall, unfavorable volume/mix reflected volume declines as the category continued to experience pricing elasticity effects from prior year pricing actions, partially offset by favorable product mix. Unfavorable volume/mix was primarily driven by declines in chocolate.

Segment operating income decreased $300 million (30.7%), primarily due to higher raw material costs, unfavorable volume/mix, higher restructuring charges, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and higher costs incurred for the ERP System Implementation program.
These unfavorable items were partially offset by higher net pricing, favorable currency-related items and lower manufacturing costs driven by productivity.

North America

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$2,633	$2,557	$76	3.0%
Segment operating income	431	454	(23)	(5.1)%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$5,190	$5,101	$89	1.7%
Segment operating income	815	939	(124)	(13.2)%

Three Months Ended June 30:

Net revenues increased $76 million (3.0%), due to higher net pricing (2.2 pp) and favorable volume/mix (1.2 pp), partially offset by lapping prior year net revenue from a divestiture (0.4 pp). Higher net pricing was due to the benefit of carryover pricing from 2025 and was reflected across all categories. Favorable volume/mix was primarily driven by gains in biscuits & baked snacks due to favorable product mix.

Segment operating income decreased $23 million (5.1%), primarily due to unfavorable acquisition-related items reflecting a lower year-over-year benefit from contingent consideration adjustments related to Clif Bar, higher advertising and consumer promotion costs, higher raw material costs and higher other selling, general and administrative expenses. These unfavorable items were partially offset by higher net pricing and lower manufacturing costs driven by productivity.

Six Months Ended June 30:

Net revenues increased $89 million (1.7%), due to higher net pricing (1.6 pp), favorable volume/mix (0.4 pp) and favorable currency translation rate changes (0.2 pp), partially offset by lapping prior year net revenue from a divestiture (0.5 pp). Higher net pricing was driven by the benefit of carryover pricing from 2025 and was reflected across all categories. Overall, favorable volume/mix was primarily driven by gains in biscuits & baked snacks. Favorable currency translation rate changes were due to the strength of the Canadian dollar relative to the U.S. dollar.

Segment operating income decreased $124 million (13.2%), primarily due to higher raw material costs, unfavorable acquisition-related items reflecting a lower year-over-year benefit from contingent consideration adjustments related to Clif Bar, higher advertising and consumer promotion costs, unfavorable volume/mix, higher other selling, general and administrative expenses and higher costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by higher net pricing and lower manufacturing costs due to productivity.

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash provided by/(used in):
Operating activities	$1,322	$1,400
Investing activities	(716)	(591)
Financing activities	(1,039)	(862)

Net Cash Provided by Operating Activities
The reduction in net cash provided by operating activities was primarily due to lower cash-basis net earnings.

Net Cash Used in Investing Activities
The increase in net cash used in investing activities was primarily driven by higher net payments for derivative settlements and higher capital expenditures in the current year versus the prior year. We continue to make capital expenditures primarily to modernize manufacturing facilities, implement new product manufacturing and support productivity initiatives. We expect 2026 capital expenditures to be up to $1.4 billion, including capital expenditures in connection with funding our strategic priorities. We expect to continue to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities
The increase in cash used in financing activities was primarily due to higher net debt repayments, lower proceeds from debt issuances in the current year and higher dividends paid, partially offset by lower share repurchases in the six months of 2026 compared to the same prior year period.

Dividends
We paid dividends of $1,287 million in the first six months of 2026 and $1,233 million in the first six months of 2025. The second quarter 2026 dividend of $0.50 per share, declared on May 20, 2026 for shareholders of record as of June 30, 2026, was paid on July 14, 2026. On July 28, 2026, the Audit Committee, with authorization delegated from our Board of Directors, declared a quarterly cash dividend of $0.52 per share of Class A Common Stock, an increase of 4%. This dividend is payable on October 14, 2026, to shareholders of record as of September 30, 2026. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Guarantees
As discussed in Note 8, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of June 30, 2026 and December 31, 2025, we had no material third-party guarantees recorded on our condensed consolidated balance sheets. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet our short-term working capital or other financing needs.

At its December 2025 meeting, the Board of Directors approved a new $4 billion long-term financing authorization that replaced the prior long-term financing authorization of $4 billion. As of June 30, 2026, $2.9 billion of the long-term financing authorization remained available.

Our total debt was $21.5 billion as of June 30, 2026 and $21.2 billion as of December 31, 2025. Our debt-to-capitalization ratio was 0.45 at June 30, 2026 and 0.45 at December 31, 2025. At June 30, 2026, the weighted-average term of our outstanding long-term debt was 6.8 years. Our average daily commercial paper borrowings outstanding were $1.5 billion in the first six months of 2026 and $2.0 billion in the first six months of 2025.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 75.8% (or $14.7 billion) of the $19.4 billion of consolidated net revenue for the six months ended June 30, 2026. The operations held by MIHN represented approximately 96.3% (or $25.7 billion) of the $26.7 billion of consolidated net assets as of June 30, 2026.

Refer to Note 5, Debt and Borrowing Arrangements, for additional information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. Throughout 2026 the market for cocoa has experienced price volatility, however, changes in market prices are not immediately reflected in our cost of goods sold due to our commodity hedging program and the timing of inventory consumption. Other drivers of the increase in our aggregate commodity costs during the first six months of 2026 included higher packaging, nuts, edible oils, energy, grains and other ingredient costs, as well as unfavorable year-over-year currency exchange impacts on imported materials, partially offset by lower dairy and sugar costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

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

During the first six months of 2026, price volatility and the higher aggregate cost environment increased due to international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, cocoa costs are lower compared to prior year but are expected to remain elevated compared to historical levels in the near- and medium-term due to these factors. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant adverse impact on our profitability.

We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, such as dairy, where there is a limited ability to hedge, and our hedging strategies may not protect us from increases in specific raw material costs. Our commodity procurement practices are intended to mitigate price volatility and provide visibility to future costs, but also may potentially limit our ability to benefit from possible future price decreases. Additionally, our costs for major raw materials will not necessarily reflect market price fluctuations because of our forward purchasing and hedging practices. For example, our hedging positions resulted in our current period costs not fully reflecting the decline in cocoa market prices during the period. Due to competitive or market conditions, planned trade or promotional incentives, fluctuations in currency exchange rates or other factors, our pricing actions may also lag commodity cost changes temporarily.

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

Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management, including for future operations, capital expenditures or share repurchases; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief or expectation; and any statements of assumptions underlying any of the foregoing or other future events. Forward-looking statements may include, among others, the words, and variations of the words, “will,” “may,” “expect,” “would,” “could,” “might,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “objective,” “predict,” “project,” “drive,” “seek,” “aim,” “target,” "remain," “potential,” “commitment,” “outlook,” “continue” or any other similar words.

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
•weakness in consumer spending and/or changes in consumer preferences and demand, including evolving health and wellness trends, and our ability to predict, identify, interpret and meet these changes;
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
•compliance with legal, regulatory, tax and benefit laws and related changes, claims or actions, including evolving and potentially inconsistent federal, state, local and foreign requirements regarding food ingredients, additives, labeling and marketing;
•perceived or actual product quality issues or product recalls, or changing consumer, media, governmental or scientific perceptions of our products or their ingredients;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2026. There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 8, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2026 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (4)
April 1-30, 2026	6,181	$57.29	—	$6,702
May 1-31, 2026	1,071	57.88	—	6,702
June 1-30, 2026	3,456,652	60.69	3,456,263	6,492
For the Quarter Ended June 30, 2026	3,463,904	60.68	3,456,263

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 6,181 shares, 1,071 shares and 389 shares for the months of April, May and June 2026, respectively.
(2)Effective January 1, 2025, our Board of Directors authorized a program for the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027, excluding excise taxes. During the six months ended June 30, 2026, we repurchased $210 million and, as of June 30, 2026, we had approximately $6.5 billion of share repurchase authorization remaining. See related information in Note 9, Shareholders' Equity.
(3)Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.
(4)Dollar values stated in millions.

Item 5. Other Information.

(c) Insider Trading Arrangements
On May 15, 2026, Dirk Van de Put, our Chief Executive Officer and Chairman, adopted a trading plan (the “Trading Plan”) intended to satisfy Rule 10b5-1(c) to sell the following shares of Class A Common Stock over a period ending on May 15, 2027, subject to certain conditions: (i) 577,767 shares and (ii) an additional number of shares that may be earned in connection with grants of Performance Share Units (“PSUs”) which cannot be determined at this time. Assuming the PSUs vest at 100% of target, the Trading Plan would provide for the sale of up to 577,767 shares, although the actual number may vary depending on how many PSUs ultimately vest. The maximum number of shares to be sold will be reduced by any shares withheld to satisfy tax withholding obligations arising in connection with the vesting and settlement of the PSUs.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Offer of Employment Letter between the Registrant and Amit Banati, dated June 12, 2026.+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN STEVENS
Brian Stevens
Senior Vice President,
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer)

July 28, 2026

