Form 10-Q
period 2026-09-30
Mondelez International, Inc.
filed 2026-10-29
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

At October 26, 2026, there were 1,265,838,379 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of U.S. dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$9,967	$9,744	$29,402	$28,041
Cost of sales	(6,043)	(7,132)	(18,689)	(20,062)
Gross profit	3,924	2,612	10,713	7,979
Selling, general and administrative expenses	(2,012)	(1,795)	(5,929)	(5,231)
Asset impairments and exit costs	(128)	(41)	(194)	(45)
Gain on divestiture	—	—	1	—
Amortization of intangible assets	(26)	(32)	(79)	(107)
Operating income	1,758	744	4,512	2,596
Benefit plan non-service income/(expense)	27	(27)	85	(273)
Interest and other expense, net	(64)	(22)	(202)	(228)
Earnings before income taxes	1,721	695	4,395	2,095
Income tax provision	(424)	(137)	(1,016)	(521)
Gain/(loss) on equity method investment transactions	—	169	(3)	169
Equity method investment net earnings	11	19	48	54
Net earnings	1,308	746	3,424	1,797
less: Noncontrolling interest earnings	(3)	(3)	(11)	(11)
Net earnings attributable to Mondelēz International	$1,305	$743	$3,413	$1,786
Per share data:
Basic earnings per share attributable to Mondelēz International	$1.02	$0.57	$2.66	$1.38
Diluted earnings per share attributable to Mondelēz International	$1.02	$0.57	$2.66	$1.37

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$1,308	$746	$3,424	$1,797
Other comprehensive earnings/(losses), net of tax:
Currency translation adjustment	(110)	(80)	(91)	812
Pension and other benefit plans	17	169	67	228
Derivative cash flow hedges	17	7	23	(10)
Total other comprehensive earnings/(losses)	(76)	96	(1)	1,030
Comprehensive earnings	1,232	842	3,423	2,827
less: Comprehensive earnings/(losses) attributable to noncontrolling interests	(2)	(2)	(4)	(34)
Comprehensive earnings attributable to Mondelēz International	$1,230	$840	$3,419	$2,793

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of U.S. dollars, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,628	$2,125
Trade receivables, less allowance ($32 and $35, respectively)	4,919	3,903
Other receivables, less allowance ($35 and $35, respectively)	955	955
Inventories	4,441	4,419
Other current assets	1,845	1,549
Total current assets	13,788	12,951
Property, plant and equipment, net	10,620	10,667
Operating lease right-of-use assets	738	731
Goodwill	24,025	24,336
Intangible assets, net	19,346	19,628
Prepaid pension assets	1,281	1,220
Deferred income taxes	82	336
Equity method investments	694	667
Other assets	1,202	951
TOTAL ASSETS	$71,776	$71,487
LIABILITIES
Short-term borrowings	$3,653	$2,688
Current portion of long-term debt	1,739	1,295
Accounts payable	9,510	10,139
Accrued marketing	2,899	2,787
Accrued employment costs	1,032	1,000
Other current liabilities	3,566	3,955
Total current liabilities	22,399	21,864
Long-term debt	16,351	17,222
Long-term operating lease liabilities	591	599
Deferred income taxes	3,587	3,530
Accrued pension costs	351	422
Accrued postretirement health care costs	73	74
Other liabilities	1,765	1,885
TOTAL LIABILITIES	45,117	45,596
Commitments and Contingencies (Note 9)
EQUITY
Common Stock, no par value (5,000,000,000 shares authorized, 1,996,537,778 shares issued)	—	—
Additional paid-in capital	32,377	32,322
Retained earnings	37,876	36,413
Accumulated other comprehensive losses	(11,358)	(11,364)
Treasury stock, at cost (726,315,096 and 714,961,364 shares, respectively)	(32,287)	(31,533)
Total Mondelēz International Shareholders’ Equity	26,608	25,838
Noncontrolling interest	51	53
TOTAL EQUITY	26,659	25,891
TOTAL LIABILITIES AND EQUITY	$71,776	$71,487
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Non-controlling Interest	Total Equity
Three Months Ended September 30, 2026
Balances at July 1, 2026	$—	$32,333	$37,233	$(11,283)	$(31,644)	$53	$26,692
Comprehensive earnings/(losses):
Net earnings	—	—	1,305	—	—	3	1,308
Other comprehensive earnings/(losses), net of income taxes	—	—	—	(75)	—	(1)	(76)
Exercise of stock options and issuance of other stock awards	—	44	1	—	28	—	73
Common Stock repurchased	—	—	—	—	(671)	—	(671)
Cash dividends declared ($0.520 per share)	—	—	(663)	—	—	—	(663)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(4)	(4)
Balances at September 30, 2026	$—	$32,377	$37,876	$(11,358)	$(32,287)	$51	$26,659
Nine Months Ended September 30, 2026
Balances at January 1, 2026	$—	$32,322	$36,413	$(11,364)	$(31,533)	$53	$25,891
Comprehensive earnings/(losses):
Net earnings	—	—	3,413	—	—	11	3,424
Other comprehensive earnings/(losses), net of income taxes	—	—	—	6	—	(7)	(1)
Exercise of stock options and issuance of other stock awards	—	55	1	—	127	—	183
Common Stock repurchased	—	—	—	—	(881)	—	(881)
Cash dividends declared ($1.520 per share)	—	—	(1,951)	—	—	—	(1,951)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(6)	(6)
Balances at September 30, 2026	$—	$32,377	$37,876	$(11,358)	$(32,287)	$51	$26,659
Three Months Ended September 30, 2025
Balances at July 1, 2025	$—	$32,280	$36,293	$(11,561)	$(30,819)	$54	$26,247
Comprehensive earnings/(losses):
Net earnings	—	—	743	—	—	3	746
Other comprehensive earnings/(losses), net of income taxes	—	—	—	97	—	(1)	96
Exercise of stock options and issuance of other stock awards	—	19	—	—	13	—	32
Common Stock repurchased	—	—	—	—	(242)	—	(242)
Cash dividends declared ($0.500 per share)	—	—	(646)	—	—	—	(646)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(4)	(4)
Balances at September 30, 2025	$—	$32,299	$36,390	$(11,464)	$(31,048)	$52	$26,229
Nine Months Ended September 30, 2025
Balances at January 1, 2025	$—	$32,276	$36,476	$(12,471)	$(29,349)	$26	$26,958
Comprehensive earnings/(losses):
Net earnings	—	—	1,786	—	—	11	1,797
Other comprehensive earnings/(losses), net of income taxes	—	—	—	1,007	—	23	1,030
Exercise of stock options and issuance of other stock awards	—	23	(4)	—	123	—	142
Common Stock repurchased	—	—	—	—	(1,822)	—	(1,822)
Cash dividends declared ($1.440 per share)	—	—	(1,868)	—	—	—	(1,868)
Dividends paid on noncontrolling interest and other activities	—	—	—	—	—	(8)	(8)
Balances at September 30, 2025	$—	$32,299	$36,390	$(11,464)	$(31,048)	$52	$26,229

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Net earnings	$3,424	$1,797
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,040	1,006
Stock-based compensation expense	133	84
Deferred income tax provision/(benefit)	293	(158)
Asset impairments and accelerated depreciation	86	55
Gain on divestiture	(1)	—
Loss on equity method investment transactions	2	—
Equity method investment net earnings	(48)	(54)
Distributions from equity method investments	45	45
Unrealized (gain)/loss on derivative contracts	(1,091)	1,161
Contingent consideration adjustments	(44)	(26)
Other non-cash items, net	(30)	109
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(1,212)	(92)
Inventories	(89)	(967)
Accounts payable	(373)	(159)
Other current assets	261	(30)
Other current liabilities	352	(903)
Change in pension and postretirement assets and liabilities, net	(142)	249
Net cash provided by operating activities	2,606	2,117
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Capital expenditures	(947)	(881)
Acquisitions, net of cash received	—	(15)
Proceeds from divestitures	1	4
Proceeds from derivative settlements	210	54
Payments for derivative settlements	(455)	(165)
Proceeds from investments	24	65
Proceeds from sales of property, plant and equipment and other	4	8
Net cash used in investing activities	(1,163)	(930)
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	2,280	—
Repayments of commercial paper, maturities greater than 90 days	(1,564)	—
Net issuance of short-term borrowings	297	2,569
Long-term debt proceeds	1,074	1,594
Long-term debt repayments	(1,271)	(1,782)
Repurchases of Common Stock	(845)	(1,893)
Dividends paid	(1,927)	(1,842)
Other	4	8
Net cash used in financing activities	(1,952)	(1,346)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	225
Cash, cash equivalents and restricted cash:
(Decrease)/increase	(529)	66
Balance at beginning of period	2,195	1,400
Balance at end of period	$1,666	$1,466
See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of our results of operations, financial position and cash flows. Results of operations for any interim period are not necessarily indicative of future or annual results. For a complete set of consolidated financial statements and related notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Highly Inflationary Accounting
As of September 30, 2026, our consolidated entities in Argentina, Türkiye, Egypt and Nigeria are operating in highly inflationary economies and represent 1.3%, 0.6%, 0.5% and 0.3%, respectively, of our consolidated net revenues for the three months ended September 30, 2026 and 1.4%, 0.6%, 0.5% and 0.3% of our consolidated net revenues for the nine months ended September 30, 2026. The aggregate losses from remeasurements of monetary assets and liabilities into our reporting currency for the highly inflationary countries were $4 million and $9 million for the three months ended September 30, 2026 and 2025, respectively, and $20 million and $24 million for the nine months ended September 30, 2026 and 2025, respectively. Given the continued volatility of these currencies, impacts to our financial statements in future periods could be significantly different from historical levels.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. Restricted cash primarily includes cash held on behalf of financial institutions in accordance with accounts receivable factoring arrangements and letters of credit arrangements with legally restricted cash collateral provisions. Restricted cash is recorded within other current assets and was $38 million as of September 30, 2026 and $70 million as of December 31, 2025. Total cash, cash equivalents and restricted cash was $1,666 million as of September 30, 2026 and $2,195 million as of December 31, 2025.

Allowances for Credit Losses
Changes in allowances for credit losses consisted of:

	Allowance for Trade Receivables	Allowance for Other Current Receivables	Allowance for Long-Term Receivables
	(in millions)
Balance at January 1, 2026	$(35)	$(35)	$(18)
Net recovery for expected credit losses	1	—	—
Currency and other	2	—	—
Balance at September 30, 2026	$(32)	$(35)	$(18)

Transfers of Financial Assets
The outstanding principal amount of receivables under our uncommitted revolving non-recourse accounts receivable factoring arrangements amounted to $229 million as of September 30, 2026 and $674 million as of December 31, 2025. The incremental costs of factoring receivables under these arrangements were recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings and were not material for all periods presented. The proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Non-Cash Lease Transactions
We recorded $163 million in operating lease and $161 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2026 and $119 million in operating lease and $139 million in finance lease right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2025.

Supply Chain Financing
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to optimize our terms and conditions, which include the extension of payment terms. We also facilitate voluntary supply chain financing (“SCF”) programs through several participating financial institutions. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable in our condensed consolidated balance sheets. Our outstanding obligations confirmed as valid under our SCF program are $2.9 billion and $3.6 billion as of September 30, 2026 and December 31, 2025, respectively.

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

Subsequent Event
On October 29, 2026, we announced that we signed an agreement to acquire a majority stake in Undercover Chocolate Company, Inc. and Undercover Ingredients LLC ("Undercover Snacks"), U.S.-based affiliated companies making and selling snacks made from simple, better-for-you ingredients. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close in the first quarter of 2027.

Note 2. Inventories

Inventories consisted of the following:

	As of September 30, 2026	As of December 31, 2025
	(in millions)
Raw materials	$1,032	$1,015
Finished product	3,409	3,404
Inventories	$4,441	$4,419
Note 3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30, 2026	As of December 31, 2025
	(in millions)
Land and land improvements	$433	$404
Buildings and building improvements	3,990	3,963
Machinery and equipment	14,998	14,610
Construction in progress	958	1,085
	20,379	20,062
Accumulated depreciation	(9,759)	(9,395)
Property, plant and equipment, net	$10,620	$10,667

For the nine months ended September 30, 2026, capital expenditures of $947 million excluded $355 million of accrued capital expenditures remaining unpaid at September 30, 2026 and included payment for the $481 million of capital expenditures that were accrued and unpaid at December 31, 2025. For the nine months ended September 30, 2025, capital expenditures of $881 million excluded $408 million of accrued capital expenditures remaining unpaid at September 30, 2025 and included payment for the $458 million of capital expenditures that were accrued and unpaid at December 31, 2024.

Note 4. Goodwill and Intangible Assets

Goodwill
Changes in goodwill consisted of:

	Latin America	AMEA	Europe	North America	Total
	(in millions)
Balance at December 31, 2025	$1,500	$3,128	$8,884	$10,824	$24,336
Currency	16	37	(340)	(24)	(311)
Balance at September 30, 2026	$1,516	$3,165	$8,544	$10,800	$24,025

Intangible Assets
Intangible assets consisted of the following:

	As of September 30, 2026			As of December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Indefinite-life intangible assets	$18,440	$—	$18,440	$18,647	$—	$18,647
Definite-life intangible assets	3,456	(2,550)	906	3,477	(2,496)	981
Total	$21,896	$(2,550)	$19,346	$22,124	$(2,496)	$19,628

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

Amortization expense for definite-life intangible assets was $26 million and $32 million for the three months ended September 30, 2026 and 2025, respectively, and $79 million and $107 million for the nine months ended September 30, 2026 and 2025, respectively.

Impairment Assessments
We test our reporting units and indefinite-life intangible assets for impairment annually as of July 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount.

There were no impairments of goodwill during the three and nine months ended September 30, 2026 and 2025.

In the third quarters of 2026 and 2025, we recognized impairment charges of $64 million and $33 million, respectively, to reduce the carrying amounts of certain of our brands to their estimated fair values. Those charges are reported within Asset impairments and exit costs in the condensed consolidated statements of earnings. The 2026 impairments relate to two brands in the biscuits & baked snacks category in the Europe segment and one brand in the biscuits & baked snacks category in the North America segment. The 2025 impairments related to two brands in the biscuits & baked snacks category in the Europe segment, one brand in the biscuits & baked snacks category in the Asia, Middle East and Africa ("AMEA") segment and one brand in the gum & candy category in the Latin America segment. The impairments were driven by lower expectations of future business performance to reflect current or expected market conditions in select markets as well as changes in management strategy.

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

Including the three brand intangibles for which we recognized impairments in the current period, we identified six brand intangibles for which fair value exceeded book value by less than 10%. The aggregate carrying value of those six brand intangibles was $1.6 billion as of September 30, 2026. We are closely monitoring the performance of those brands and if there are adverse changes to the related sales and earnings forecasts in the future, whether caused by business-specific or broader macroeconomic factors, one or more of those indefinite-life intangible assets could become impaired.

Note 5. Equity Method Investment Transactions

During the fourth quarter of 2024, we sold our remaining 85.9 million shares in JDE Peet’s N.V. (“JDEP”) to JAB Holding Company (“JAB”) and fully exited the investment. On August 24, 2025, Keurig Dr Pepper Inc. (“KDP”) and JDEP entered into a definitive agreement under which KDP would acquire JDEP. As a result of that definitive agreement, we became entitled to a cash payment of €145 million ($169 million) from JAB related to our previously held equity investment in JDEP that we received in the third quarter of 2025. The related gain is reported within gain/(loss) on equity method investment transactions in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2025.

Note 6. Debt and Borrowing Arrangements

Short-Term Borrowings
Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2026		As of December 31, 2025
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions, except percentages)
Commercial paper	$3,610	3.5%	$2,614	3.5%
Bank loans	43	12.9%	74	7.7%
Total short-term borrowings	$3,653		$2,688

Our uncommitted and committed credit facilities available include:

	As of September 30, 2026		As of December 31, 2025
	Facility Amount	Borrowed Amount	Facility Amount	Borrowed Amount
	(in millions)
Uncommitted credit facilities	$850	$43	$882	$71
Credit facilities (1):
February 18, 2026	—	—	1,500	—
February 17, 2027	1,500	—	—	—
February 19, 2030	4,500	—	4,500	—
(1)On February 18, 2026, our $1.5 billion 364-day senior unsecured revolving credit agreement dated as of February 19, 2025 expired and we entered into a $1.5 billion 364-day senior unsecured revolving credit agreement that will expire on February 17, 2027.

We maintain senior unsecured revolving credit facilities for general corporate purposes, including working capital needs, and to support our commercial paper program. The revolving credit agreements include a covenant that we maintain a minimum shareholders' equity of at least $25.0 billion, excluding accumulated other comprehensive earnings/(losses), the cumulative effects of any changes in accounting principles and earnings/(losses) recognized in connection with any mark-to-market accounting for pensions and other retirement plans. At September 30, 2026, we complied with this covenant. The revolving credit facility also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security.

Debt Repayments
During the nine months ended September 30, 2026, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
3.625%	February 2026	$222	$222
0.000%	September 2026 (1)	€500	$575
1.250%	September 2026 (1)	$350	$350
(1)Repaid by Mondelez International Holdings Netherlands B.V., a wholly owned Dutch subsidiary of Mondelēz International, Inc.

During the nine months ended September 30, 2025, we repaid the following notes (in millions):

Interest Rate	Maturity Date	Amount	USD Equivalent
3.250%	March 2025	C$600	$417
1.500%	May 2025	$750	$750
4.250%	September 2025 (1)	$500	$500
(1)Repaid by Mondelez International Holdings Netherlands B.V., a wholly owned Dutch subsidiary of Mondelēz International, Inc.

Debt Issuances
During the nine months ended September 30, 2026, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Principal Amount	Principal Amount USD Equivalent
April 2026	0.958%	April 2029	Fr.325	$411
April 2026	1.271%	November 2032	Fr.245	$309
April 2026	1.625%	April 2036	Fr.280	$354

During the nine months ended September 30, 2025, we issued the following notes (in millions):

Issuance Date	Interest Rate	Maturity Date	Principal Amount	Principal Amount USD Equivalent
May 2025	4.250%	May 2028	$700	$700
May 2025	4.500%	May 2030	$500	$500
May 2025	5.125%	May 2035	$400	$400

Fair Value of Our Debt
The fair value of our short-term borrowings reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheets. The fair value of our long-term debt was primarily determined using quoted prices in active markets (Level 1 valuation data).

	As of September 30, 2026	As of December 31, 2025
	(in millions)
Fair Value	$19,638	$19,553
Carrying Value	$21,743	$21,205

Interest and Other Expense, net
Interest and other expense, net consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest expense	$147	$157	$439	$445
Other income, net	(83)	(135)	(237)	(217)
Interest and other expense, net	$64	$22	$202	$228

Other income, net includes amortization of amounts excluded from our assessment of hedge effectiveness related to our net investment hedge derivative contracts, foreign currency transaction gains and losses on certain foreign currency denominated assets and liabilities, gains and losses on certain foreign currency and interest rate derivative contracts, interest income and other non-operating items. Refer to Note 7, Financial Instruments for additional information about our hedging activities.

Note 7. Financial Instruments

Derivatives and Hedging Activities

Derivative instruments and corresponding hedge type were recorded at fair value in the condensed consolidated balance sheets as follows:

		As of September 30, 2026		As of December 31, 2025
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Type of Hedge (1)	(in millions)
Derivatives designated as accounting hedges (2):
Foreign currency contracts	NIH	$9	$15	$3	$300
Interest rate contracts	CF/FV	—	51	1	3
Cross-currency swap contracts	CF/NIH	117	337	238	370
		$126	$403	$242	$673
Derivatives not designated as accounting hedges:
Foreign currency contracts		$191	$171	$161	$182
Commodity contracts		1,306	778	422	924
Interest rate contracts		1	—	1	1
		1,498	949	584	1,107
Total fair value		$1,624	$1,352	$826	$1,780
(1)Derivative contracts designated as either cash flow ("CF"), fair value ("FV") or net investment hedging ("NIH") instruments.
(2)We designate some of our non-U.S. dollar denominated debt to hedge a portion of our net investments in our non-U.S. operations. This debt is not reflected in the table above, but is included in long-term debt discussed in Note 6, Debt and Borrowing Arrangements. Non-U.S. dollar denominated debt designated as net investment hedges is also disclosed in the Notional Amounts of Derivatives and Other Hedging Instruments table and the Hedges of Net Investments in International Operations section appearing later in this footnote.

We recorded the fair value of our derivative instruments in the condensed consolidated balance sheets as follows:

	As of September 30, 2026	As of December 31, 2025
	(in millions)
Other current assets	$1,367	$664
Other assets	257	162
Other current liabilities	935	1,328
Other liabilities	417	452

Certain exchange-traded commodity contracts require us to receive from or pay to a broker an amount of cash related to the daily fluctuation in value of the futures contract. Such cash collateral held or placed is known as variation margin and is recorded as other current assets and liabilities. The net (liability)/asset variation margin balances for futures contracts were $(145) million and $364 million as of September 30, 2026 and December 31, 2025, respectively. These balances are excluded from the table above. Our over-the-counter ("OTC") derivative transactions are governed by International Swaps and Derivatives Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

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

The fair value measurements (asset/(liability)) of our derivative instruments were classified in the fair value hierarchy as follows:

	As of September 30, 2026
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$14	$—	$14	$—
Commodity contracts	528	267	261	—
Interest rate contracts	(50)	—	(50)	—
Cross-currency swap contracts	(220)	—	(220)	—
Total derivatives	$272	$267	$5	$—

	As of December 31, 2025
	Total Fair Value of Net Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign currency contracts	$(318)	$—	$(318)	$—
Commodity contracts	(502)	(188)	(314)	—
Interest rate contracts	(2)	—	(2)	—
Cross-currency swap contracts	(132)	—	(132)	—
Total derivatives	$(954)	$(188)	$(766)	$—

Notional Amounts of Derivatives and Other Hedging Instruments
The gross notional values of our derivative instruments, as well as non-U.S. dollar debt designated as net investment hedging instruments, were:

	Notional Amount
	As of September 30, 2026	As of December 31, 2025
	(in millions)
Foreign currency contracts	$14,335	$19,853
Commodity contracts	12,156	14,463
Interest rate contracts	2,318	1,932
Cross-currency swap contracts	10,717	6,912
Non-U.S. dollar debt designated as net investment hedges:
Euro notes	3,609	3,741
Canadian dollar notes	457	474

Cash Flow Hedges
Our derivative instruments designated as cash flow hedges include interest rate swaps and cross-currency swaps. As of September 30, 2026, the aggregate notional value of those derivatives was $1.8 billion.

Cash flow hedge activity, net of taxes, is recorded within accumulated other comprehensive earnings/(losses) and reclassified to earnings in the periods in which the hedged item affects earnings. Refer to Note 11, Accumulated Other Comprehensive Earnings/(Losses) for additional information on current period activity. Based on current market conditions, $9 million of losses, net of taxes, included in accumulated other comprehensive earnings/(losses) from cash flow hedges as of September 30, 2026 are expected to be recognized into earnings during the next 12 months.

As of September 30, 2026, our longest dated cash flow hedge was a cross-currency swap that hedges currency exchange risk on certain debt denominated in a different currency than the functional currency of the borrowing entity over the next 18 years, 6 months.

Fair Value Hedges
Our derivative instruments designated as fair value hedges include interest rate swaps. As of September 30, 2026, the aggregate notional value of those derivatives was $1.6 billion.

Fair value hedge pre-tax gains/(losses) recorded within interest and other expense, net were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest rate contracts
Hedged items	$37	$—	$39	$—
Hedging derivatives	(36)	—	(37)	—
Net impact of fair value hedges	$1	$—	$2	$—

Amounts recorded in our condensed consolidated balance sheets related to hedged items in fair value hedging relationships were:

	Carrying Amount of the Hedged Items		Cumulative Fair Value Hedging Adjustments
	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
	(in millions)
Long-term debt	$1,542	$—	$(39)	$—

Hedges of Net Investments in International Operations

Derivative contracts designated as net investment hedges
Our derivative instruments designated as net investment hedges include foreign currency contracts and cross-currency swaps. As of September 30, 2026, the aggregate notional value of those derivatives was $9.7 billion.

Net investment hedge derivative contract pre-tax impacts on other comprehensive earnings/(losses) and net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
(Loss)/gain on NIH contracts (1)
Foreign currency contracts	$(4)	$26	$25	$(368)
Cross-currency swap contracts	(7)	81	84	(525)
Total	$(11)	$107	$109	$(893)
Amounts excluded from the assessment of hedge effectiveness (2)
Foreign currency contracts	$9	$35	$52	$83
Cross-currency swap contracts	50	35	134	111
Total	$59	$70	$186	$194
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Euro notes	$29	$18	$132	$(439)
Swiss franc notes	—	1	—	(31)
Canadian dollar notes	1	10	17	(15)
Total	$30	$29	$149	$(485)

Derivatives Not Designated as Accounting Hedges
Pre-tax gains/(losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Foreign currency contracts:
Cost of sales	$(10)	$(62)	$(74)	$(227)
Selling, general and administrative expenses	(1)	—	(1)	(6)
Interest and other expense, net	97	(10)	83	17
Commodity contracts - Cost of sales	261	(338)	383	(728)
Interest rate contracts - Interest and other expense, net	—	—	(9)	1
Total	$347	$(410)	$382	$(943)

Fair Value of Contingent Consideration
Contingent consideration liabilities, which reflect earn-out arrangements from business combinations, are recorded at fair value each period, with changes in fair value reported in earnings. The fair values of our contingent consideration liabilities were $111 million and $149 million as of September 30, 2026 and December 31, 2025, respectively. Contingent consideration liabilities are primarily recorded in other liabilities in the condensed consolidated balance sheets and changes in their fair values are primarily recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings.

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

The following is a summary of our contingent consideration liability activity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Liability at beginning of period	$156	$142	$149	$179
Changes in fair value	(47)	13	(44)	(26)
Currency	2	—	6	2
Liability at end of period	$111	$155	$111	$155

Note 8. Benefit Plans

Pension Plans

Components of Net Periodic Pension (Benefit)/Cost
Net periodic pension (benefit)/cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Service cost	$1	$1	$16	$15
Interest cost	3	6	67	69
Expected return on plan assets	(5)	(12)	(109)	(106)
Amortization of net loss and prior service cost	1	—	19	17
Settlement losses	—	—	—	54
Net periodic pension cost/(benefit)	$—	$(5)	$(7)	$49

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Service cost	$2	$2	$47	$46
Interest cost	10	32	202	204
Expected return on plan assets	(15)	(45)	(329)	(317)
Amortization of net loss and prior service cost	3	2	56	52
Settlement (gains)/losses	(3)	292	—	54
Net periodic pension (benefit)/cost	$(3)	$283	$(24)	$39

Employer Contributions
During the nine months ended September 30, 2026, we contributed $3 million and $61 million to our U.S. and non-U.S. pension plans, respectively. We make contributions to our pension plans in accordance with local funding arrangements and statutory minimum funding requirements. Discretionary contributions are made to the extent that they are tax deductible and do not generate an excise tax liability.

As of September 30, 2026, we plan to make no further contributions to our U.S. plans and further contributions of approximately $16 million to our non-U.S. plans for the remainder of 2026. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or changes in interest rates.

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

Mondelez Canada Inc. - Trusteed Hourly Retirement Plan and Retirement Plan Settlement
During the third quarter of 2025, we entered into an agreement with a third-party insurance company to buy-out the retiree participants' obligations of the Mondelez Canada Inc. Trusteed Hourly Retirement Plan and Mondelez Canada Inc. Retirement Plan. The obligations were transferred to the insurance company and we recognized a non-cash pre-tax settlement loss of $54 million as a component of our net periodic pension cost.

Multiemployer Pension Plans
On July 11, 2019, we received a withdrawal liability assessment from the Bakery and Confectionery Union and the Industry International Pension Fund requiring pro-rata monthly payments over 20 years and we recorded a discounted liability of $491 million at that time. In connection with the discounted long-term liability, we recorded accreted interest of $2 million for both the three months ended September 30, 2026 and 2025 and $6 million and $7 million for the nine months ended September 30, 2026 and 2025, respectively, within interest and other expense, net in the condensed consolidated statements of earnings. As of September 30, 2026, the remaining discounted withdrawal liability was $281 million, with $17 million recorded in other current liabilities and $264 million recorded in other liabilities in the condensed consolidated balance sheets.

Postretirement and Postemployment Benefit Plans
Net periodic postretirement benefit was $5 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and $15 million and $9 million for the nine months ended September 30, 2026 and 2025, respectively. Net periodic postemployment cost was $5 million for both the three months ended September 30, 2026 and 2025 and $13 million and $16 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 9. Commitments and Contingencies

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

On April 1, 2015, the U.S. Commodity Futures Trading Commission ("CFTC") filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois (the "District Court") related to the trading of December 2011 wheat futures contracts that occurred prior to the spin-off of Kraft Foods Group. The complaint alleged that Mondelēz Global: (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures; and (3) engaged in non-competitive trades. On May 13, 2022, the District Court approved a settlement agreement between the CFTC and Mondelēz Global. The terms of the settlement, which are available in the District Court’s docket, had an immaterial impact on our financial position, results of operations and cash flows and did not include an admission by Mondelēz Global. Several class action complaints also were filed against Mondelēz Global in the District Court by investors who copied and expanded upon the CFTC allegations in a series of private claims for monetary damages as well as injunctive, declaratory, and other unspecified relief. In June 2015, these suits were consolidated in the United States District Court for the Northern District of Illinois as case number 15-cv-2937, Harry Ploss et al. v. Kraft Foods Group, Inc. and Mondelēz Global LLC. On January 3, 2020, the District Court granted plaintiffs' request to certify a class. On September 30, 2026, the District Court decertified the class, dismissed five of the eight named plaintiffs for lack of standing, and granted summary judgment to defendants on plaintiffs' Commodity Exchange Act claims as time barred. The three remaining plaintiffs' claims under the Sherman Act and for unjust enrichment, on which the District Court denied summary judgment, remain pending. On October 7, 2026, the District Court asked parties to confer on dates for a status hearing. On October 14, 2026, plaintiffs sought appellate review of the decertification ruling. It is not possible to predict the outcome of these matters even as narrowed by the recent rulings; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to bear any monetary penalties or other payments in connection with the class action.

Third-Party Guarantees
We enter into third-party guarantees primarily to cover long-term obligations of certain vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of September 30, 2026 and December 31, 2025, we had no material third-party guarantees recorded on our condensed consolidated balance sheets.

Tax Matters
We are a party to various tax matter proceedings incidental to our business. These proceedings are subject to inherent uncertainties, and unfavorable outcomes could subject us to additional tax liabilities and could materially adversely impact our business, results of operations or financial position.

Note 10. Shareholders' Equity

Stock Award Activity

Stock Options
Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2026	15,721,919	$57.17	5 years	$55	million
Granted	3,323,350	61.35
Exercised (1)	(1,915,079)	42.91		$35	million
Canceled	(469,897)	63.77
Balance at September 30, 2026	16,660,293	59.46	6 years	$52	million

(1)Cash received from options exercised was $27 million and $80 million in the three and nine months ended September 30, 2026, respectively. The excess income tax benefit from stock option exercises was $1 million and $4 million in the three and nine months ended September 30, 2026, respectively.

Performance Share Units ("PSU") and Deferred Stock Units ("DSU")
PSU and DSU activity is reflected below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share (3)	Weighted-Average Aggregate Grant Date Fair Value
Balance at January 1, 2026	5,337,124	$67.73
Units granted:
Performance share units (1)	1,134,245	65.40
Deferred stock units	2,056,835	59.28
Total units granted (1)	3,191,080	61.45	$196	million
Vested (1) (2)	(1,684,366)	66.84	$113	million
Forfeited	(351,992)	64.76
Balance at September 30, 2026	6,491,846	65.04

(1)Includes incremental PSUs issued over target.
(2)The income tax shortfall upon vesting of PSUs and DSUs was zero and $2 million in the three and nine months ended September 30, 2026, respectively.
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

During the nine months ended September 30, 2026, we repurchased approximately 14 million shares of Common Stock at an average cost of $60.60 per share, or an aggregate cost of approximately $874 million, all of which was paid during the period except for approximately $50 million settled in October 2026. All share repurchases were funded through available cash and commercial paper issuances. As of September 30, 2026, we have approximately $5.8 billion in remaining share repurchase capacity.

Note 11. Accumulated Other Comprehensive Earnings/(Losses)

The following table summarizes the changes in accumulated balances of each component of accumulated other comprehensive earnings/(losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings/(losses) to net earnings (net of tax) were net losses of $(39) million and $(60) million in the third quarter of 2026 and 2025, respectively, and $(77) million and $(391) million in the first nine months of 2026 and 2025, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Currency Translation Adjustments:
Balance at beginning of period	$(10,155)	$(10,149)	$(10,180)	$(11,017)
Currency translation adjustments	(136)	(60)	(129)	763
Tax effect	26	(20)	38	49
Other comprehensive earnings/(losses)	(110)	(80)	(91)	812
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	1	1	7	(23)
Balance at end of period	(10,264)	(10,228)	(10,264)	(10,228)
Pension and Other Benefit Plans:
Balance at beginning of period	$(1,085)	$(1,343)	$(1,135)	$(1,402)
Net actuarial gain/(loss) arising during period	—	14	9	(37)
Tax effect on net actuarial gain/(loss)	—	85	(2)	98
Losses/(gains) reclassified into net earnings:
Amortization of net loss and prior service (1)	15	13	45	44
Settlement losses/(gains) (1)	—	54	(3)	346
Tax expense/(benefit) on reclassifications (3)	(3)	(17)	(9)	(99)
Currency impact	5	20	27	(124)
Other comprehensive earnings/(losses)	17	169	67	228
Balance at end of period	(1,068)	(1,174)	(1,068)	(1,174)
Derivative Cash Flow Hedges:
Balance at beginning of period	$(43)	$(69)	$(49)	$(52)
Interest rate contracts gains/(losses)	(5)	(2)	(11)	(1)
Cross-currency swap contracts gains/(losses)	(3)	(9)	(16)	(95)
Other derivative gains/(losses)	(6)	5	(6)	(7)
Tax effect on net derivative gain/(loss)	3	2	10	—
Losses/(gains) reclassified into net earnings:
Interest rate contracts (2)	3	1	8	4
Cross-currency swap contracts (2)	33	11	52	90
Tax expense/(benefit) on reclassifications (3)	(9)	(2)	(16)	6
Currency impact	1	1	2	(7)
Other comprehensive earnings/(losses)	17	7	23	(10)
Balance at end of period	(26)	(62)	(26)	(62)
Accumulated other comprehensive losses attributable to Mondelēz International:
Balance at beginning of period	$(11,283)	$(11,561)	$(11,364)	$(12,471)
Total other comprehensive earnings/(losses)	(76)	96	(1)	1,030
less: other comprehensive (earnings)/loss attributable to noncontrolling interests	1	1	7	(23)
Other comprehensive earnings/(losses) attributable to Mondelēz International	(75)	97	6	1,007
Balance at end of period	$(11,358)	$(11,464)	$(11,358)	$(11,464)
(1)These reclassified losses/(gains) are included in net periodic benefit costs disclosed in Note 8, Benefit Plans.
(2)These reclassified gains or losses are recorded within interest and other expense, net.
(3)Taxes reclassified to earnings are recorded within the provision for income taxes.

Note 12. Restructuring

Beginning in the fourth quarter of 2025, we initiated new restructuring actions to reduce our cost structure and streamline our operations. Those restructuring actions, which were primarily undertaken by our Europe segment, included initiatives to optimize our supply chain network and reduce our overhead costs. We recorded restructuring charges related to those actions of $56 million and $115 million in the three and nine months ended September 30, 2026, respectively, which are classified within asset impairment and exit costs.

The activity for the liabilities related to these restructuring actions for the nine months ended September 30, 2026 was:

	Severance and related costs	Asset write-downs	Total
	(in millions)
Liability balance, December 31, 2025	$23	$—	$23
Charges	113	2	115
Payments	(23)	—	(23)
Non-cash items	—	(2)	(2)
Currency	(2)	—	(2)
Liability balance, September 30, 2026	$111	$—	$111

At September 30, 2026, $77 million of our restructuring liabilities were recorded within other current liabilities and $34 million were recorded within other long-term liabilities.

Note 13. Income Taxes

Our effective tax rate was 24.6% for the third quarter of 2026 as compared to 19.7% in the third quarter of 2025. The higher current quarter effective tax rate was driven by prior year tax benefits that did not recur in the current period, including benefits related to the provision for final tax return filings and the tax treatment of certain foreign pension assets. These items were partially offset by current period tax benefits from a legal entity reorganization and a more favorable jurisdictional mix of earnings, including mark-to-market gains and losses on commodity and foreign currency derivatives.

Our effective tax rate for the nine months ended September 30, 2026 was 23.1% as compared to 24.9% for the nine months ended September 30, 2025. The lower year-to-date effective tax rate was driven by current period tax benefits from legal entity reorganizations, an amended tax return filing in the U.S., and a more favorable jurisdictional mix of earnings, including mark-to-market gains and losses on commodity and foreign currency derivatives. These items were partially offset by prior year tax benefits that did not recur in the current period, including benefits related to the provision for final tax return filings, the tax treatment of certain foreign pension assets, and the release of liabilities for uncertain tax positions due to audit developments and statute of limitation expirations.

Note 14. Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Net earnings	$1,308	$746	$3,424	$1,797
less: Noncontrolling interest earnings	(3)	(3)	(11)	(11)
Net earnings attributable to Mondelēz International	$1,305	$743	$3,413	$1,786
Weighted-average shares for basic EPS	1,276	1,293	1,281	1,296
plus: Dilutive effect of outstanding stock awards	4	3	3	4
Weighted-average shares for diluted EPS	1,280	1,296	1,284	1,300
Basic earnings per share attributable to Mondelēz International	$1.02	$0.57	$2.66	$1.38
Diluted earnings per share attributable to Mondelēz International	$1.02	$0.57	$2.66	$1.37

We exclude antidilutive Mondelēz International share-based payment awards from our calculation of weighted-average shares for diluted EPS. We excluded antidilutive stock options, deferred stock units and performance share units of 9.8 million and 8.1 million for the three months ended September 30, 2026 and 2025, respectively, and 9.5 million and 4.0 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Our segment net revenue, significant segment expenses and operating income by reportable segment were as follows:

	Three Months Ended September 30, 2026
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,387	$2,182	$3,552	$2,846	$9,967
Segment cost of sales	(896)	(1,420)	(2,493)	(1,777)	(6,586)
Segment selling, general and administrative expenses (1)	(321)	(390)	(720)	(621)	(2,052)
Segment operating income	$170	$372	$339	$448	1,329
Mark-to-market gains from derivatives					543
General corporate expenses					(88)
Amortization of intangible assets					(26)
Operating income					$1,758

	Three Months Ended September 30, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$1,238	$2,017	$3,674	$2,815	$9,744
Segment cost of sales	(849)	(1,379)	(2,791)	(1,766)	(6,785)
Segment selling, general and administrative expenses (1)	(242)	(439)	(608)	(502)	(1,791)
Segment operating income	$147	$199	$275	$547	1,168
Mark-to-market losses from derivatives					(348)
General corporate expenses					(44)
Amortization of intangible assets					(32)
Operating income					$744

	Nine Months Ended September 30, 2026
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$4,109	$6,457	$10,800	$8,036	$29,402
Segment cost of sales	(2,710)	(4,273)	(7,751)	(5,052)	(19,786)
Segment selling, general and administrative expenses (1)	(914)	(1,232)	(2,034)	(1,721)	(5,901)
Segment operating income	$485	$952	$1,015	$1,263	3,715
Mark-to-market gains from derivatives					1,097
General corporate expenses					(222)
Amortization of intangible assets					(79)
Gain on divestiture					1
Operating income					$4,512

	Nine Months Ended September 30, 2025
	(in millions)
	Latin America	AMEA	Europe	North America	Total
Net revenues	$3,635	$5,854	$10,636	$7,916	$28,041
Segment cost of sales	(2,471)	(3,838)	(7,675)	(4,964)	(18,948)
Segment selling, general and administrative expenses (1)	(745)	(1,203)	(1,710)	(1,466)	(5,124)
Segment operating income	$419	$813	$1,251	$1,486	3,969
Mark-to-market losses from derivatives					(1,110)
General corporate expenses					(156)
Amortization of intangible assets					(107)
Operating income					$2,596
(1) SG&A for all reportable segments includes: Advertising & consumer expenses and overhead expenses.

Total depreciation expense and capital expenditures by segment, reflecting our current segment structure for all periods presented, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Depreciation expense (2):
Latin America	$44	$38	$128	$107
AMEA	45	43	135	127
Europe	84	81	250	231
North America	44	44	133	132
Corporate	8	12	29	33
Total depreciation expense	$225	$218	$675	$630
(2) Includes depreciation expense related to owned property, plant and equipment. Does not include amortization of intangible assets or leased assets. Refer to the condensed consolidated statements of cash flows for total depreciation and amortization expenses.

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Capital expenditures:
Latin America	$(216)	$(130)
AMEA	(159)	(191)
Europe	(414)	(354)
North America	(147)	(195)
Corporate	(11)	(11)
Total capital expenditures	$(947)	$(881)

Disaggregation of Net Revenue
Net revenues by product category, reflecting our current segment structure for all periods presented, were:

	For the Three Months Ended September 30, 2026
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$342	$831	$1,288	$2,430	$4,891
Chocolate	359	878	1,703	151	3,091
Gum & Candy	461	271	157	265	1,154
Beverages	88	92	28	—	208
Meals	137	110	376	—	623
Total net revenues	$1,387	$2,182	$3,552	$2,846	$9,967

	For the Three Months Ended September 30, 2025 (3)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$286	$760	$1,308	$2,434	$4,788
Chocolate	352	807	1,806	122	3,087
Gum & Candy	396	243	153	259	1,051
Beverages	80	102	35	—	217
Meals	124	105	372	—	601
Total net revenues	$1,238	$2,017	$3,674	$2,815	$9,744

	For the Nine Months Ended September 30, 2026
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$986	$2,382	$3,811	$6,990	$14,169
Chocolate	1,162	2,572	5,323	358	9,415
Gum & Candy	1,296	828	463	688	3,275
Beverages	260	361	88	—	709
Meals	405	314	1,115	—	1,834
Total net revenues	$4,109	$6,457	$10,800	$8,036	$29,402

	For the Nine Months Ended September 30, 2025 (3)
	Latin America	AMEA	Europe	North America	Total
	(in millions)
Biscuits & Baked Snacks	$868	$2,182	$3,685	$6,940	$13,675
Chocolate	1,066	2,237	5,335	311	8,949
Gum & Candy	1,097	747	461	665	2,970
Beverages	255	388	98	—	741
Meals	349	300	1,057	—	1,706
Total net revenues	$3,635	$5,854	$10,636	$7,916	$28,041
(3)During the first quarter of 2026, we realigned some of our products between our biscuits & baked snacks and chocolate categories in the North America segment; as such, we reclassified $11 million and $30 million of product category net revenues from biscuits & baked snacks to chocolate for the three and nine months ended September 30, 2025, respectively, on a basis consistent with the 2026 presentation.

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

Our long-term outlook for future snacks revenue growth remains strong; however, we anticipate ongoing volatility. While we have responded to elevated raw material costs with price increases for certain of our products, the elasticity impacts from those pricing increases have adversely impacted consumer demand, particularly in Europe. We will continue to proactively manage our business in response to the evolving global economic environment, related uncertainty and business risks while also prioritizing and supporting our employees and customers. We continue to take steps to mitigate impacts to our supply chain, operations, technology and assets.

Trade and Regulatory Uncertainty

In many markets, including the United States, certain products or a portion of our products, including significant inputs, are imported from other jurisdictions. As the current geopolitical environment remains unpredictable, we continue to monitor and evaluate the impact of proposed and enacted tariffs, including proposed and enacted retaliatory tariffs or other trade restrictions. During the first quarter of 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. Over the period in which these tariffs were in effect, we paid approximately $20 million of tariffs under the IEEPA, of which we have received refunds for approximately $14 million as of September 30, 2026. The timing and amount of any additional refunds of these tariffs remains uncertain at this stage. As such, we have not recorded any additional anticipated IEEPA tariff refunds as of September 30, 2026. Additionally, the U.S. administration has continued to impose new tariffs under other provisions in U.S. trade law and will likely continue to do so in the future. We are evaluating the potential impact of these developments as well as our ability to mitigate the impact, as they are expected to adversely impact our revenue and cost of goods sold. If additional tariff actions are implemented, we would expect those adverse impacts on our business operations and financial performance to be significant. For most products and materials imported to the United States from Mexico and Canada, we comply with the terms of the U.S.-Mexico-Canada Agreement and are therefore not subject to tariffs on most products and materials imported from those jurisdictions. However, the current trade environment continues to evolve rapidly and there can be no assurance that such products and materials will continue to be exempt. The implementation of additional protectionist trade measures, and any further retaliatory actions taken in response, could result in increased costs and pricing pressures, disrupt consumer spending patterns, and impact market stability and consumer confidence, any or all of which could adversely affect our operating results. For additional information, see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risk entitled “We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and/or other foreign governments.”

War in Ukraine

The war in Ukraine continues to subject our business in the region to periodic disruptions, which may affect production, distribution and the safety of our employees. We continue to suspend new capital investments and advertising in Russia, but we have not ceased operations because we believe that we play a role in the continuity of the food supply. We continue to evaluate our ability to control our operating activities in Ukraine and Russia and comply with applicable international sanctions. We continue to consolidate both subsidiaries. During the third quarter of 2026, Ukraine generated 0.3% and Russia generated 3.1% of our consolidated net revenue.

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

Developments in the Middle East

Escalation of military activity in the Middle East has affected, and may continue to affect, our operations in the region, including our manufacturing facility in Bahrain. Shipping disruptions in the Middle East and surrounding waterways have created, and may continue to create, logistical pressures, including reduced availability of certain shipping routes and increased shipping costs and transit times. While we have taken actions to divert our shipping routes, we may not be able to fully mitigate higher shipping rates, longer shipping routes and other adverse impacts in certain AMEA markets. However, to date, these developments have not had a material impact on our business, results of operations or financial condition. We continue to evaluate these developments and we cannot predict if they will have a significant impact in the future. During the third quarter of 2026, Middle Eastern countries impacted by the conflict generated approximately 1.0% of our consolidated net revenue.

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

Extreme pricing did not have a material impact on our non-GAAP financial measures for the three and nine months ended September 30, 2026.

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

During the quarter ended September 30, 2026, we completed the implementation of the new ERP system for our North America and Latin America segments, which was the first phase of our multi-phase global ERP implementation program. The new ERP systems for our remaining segments continue to be implemented in future phases, with expected completion by year-end 2028. Refer to Non-GAAP financial measures for additional information.

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

•“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International (the most comparable U.S. GAAP financial measure) from continuing operations excluding, when they occur, the impacts of the items listed in the Adjusted Operating Income definition as well as pension participation changes, initial impacts from enacted tax law changes and gains or losses on equity method investment transactions. The tax impacts of the items excluded from our U.S. GAAP results were computed based on the facts and tax assumptions associated with each item, and such impacts have also been excluded from Adjusted EPS. We also evaluate growth in our Adjusted EPS on a constant currency basis.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2026	2025	2026	2025
		(in millions)
Restructuring charges	Note 12	$(55)	$6	$(111)	$12
Intangible asset impairment charges	Note 4	(64)	(33)	(64)	(33)
Mark-to-market gains/(losses) from derivatives (1)	Note 7	544	(345)	1,097	(1,111)
Acquisition-related items		42	(18)	35	11
Divestiture-related items		—	—	1	7
Incremental costs due to geopolitical conflicts		(22)	—	(40)	(1)
ERP System Implementation costs		(66)	(41)	(174)	(111)
Remeasurement of net monetary position	Note 1	(4)	(9)	(20)	(24)
Pension participation changes (1)	Note 8	(2)	(56)	(3)	(343)
Resolution of tax matters (1)		—	32	—	32
Initial impacts from enacted tax law changes		—	1	29	4
Gain/(loss) on equity method investment transactions	Note 5	—	169	(2)	169

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

Acquisition-related items – Includes acquisition-related costs, acquisition integration costs, contingent consideration adjustments, inventory step-ups and gains from acquisitions. Acquisition-related costs include third-party advisor, investment banking and legal fees. Acquisition integration costs include costs related to the integration of operations from acquisitions. Contingent consideration adjustments include any changes made to contingent compensation liabilities for earn-outs related to acquisitions that do not relate to recurring employee compensation expense. Refer to Note 7, Financial Instruments - Fair Value of Contingent Consideration for additional information. Other acquisition-related items include incremental costs from inventory step-ups associated with acquired companies related to the fair market valuation of the acquired inventory and acquisition gains from the remeasurement of an existing noncontrolling investment to fair value when the company acquires a controlling interest in the investee.

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

Incremental costs due to geopolitical conflicts – Reflects impacts related to the ongoing conflicts in the Middle East and Ukraine. Includes costs related to conflict-related destruction of inventory, transportation surcharges, evacuation costs and committed compensation.

ERP System Implementation costs – In July 2024, our Board of Directors approved funding of $1.2 billion for a multi-year systems transformation program to upgrade our global ERP and supply chain systems, which is comprised of both capital expenditures and operating expenses, of which a majority is expected to be operating expenses. The operating expenses associated with the ERP System Implementation represent incremental transformational costs above the normal ongoing level of spending on information technology to support operations. These expenses include third-party consulting fees, direct labor costs associated with the program, accelerated depreciation of our existing SAP financial systems and various other expenses, all associated with the implementation of our information technology upgrades. During the quarter ended September 30, 2026, we completed the implementation of the new ERP system for our North America and Latin America segments, which was the first phase of our multi-phase global ERP implementation program. The new ERP systems for our remaining segments continue to be implemented in future phases, with expected completion by year-end 2028.

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

Discussion and Analysis of Historical Results

Summary of Results

Net Revenues – increased 2.3% to $10.0 billion in the third quarter of 2026 and increased 4.9% to $29.4 billion in the first nine months of 2026 as compared to the same periods in the prior year.
–Net revenue growth in the third quarter of 2026 was driven by favorable volume/mix, higher net pricing and favorable currency-related items, as several currencies we operate in strengthened relative to the U.S. dollar, partially offset by lapping prior year net revenue from a divestiture.
–Net revenue growth in the first nine months of 2026 was driven by favorable currency-related items, as several currencies we operate in strengthened relative to the U.S. dollar, higher net pricing and favorable volume/mix, partially offset by lapping prior year net revenue from a divestiture.

Organic Net Revenue – Organic Net Revenue, a non-GAAP financial measure, increased 2.1% to $9.9 billion in the third quarter of 2026 and increased 2.4% to $28.7 billion in the first nine months of 2026 as compared to the same periods in the prior year. During both the third quarter and the first nine months of 2026 Organic Net Revenue grew due to higher net pricing and favorable volume/mix. Organic Net Revenue is reported on a constant currency basis and excludes revenue from acquisitions and divestitures. Refer to Non-GAAP Financial Measures for the definition of Organic Net Revenue and Consolidated Results of Operations for our reconciliation with net revenues.

Diluted EPS – Diluted EPS attributable to Mondelēz International increased 78.9% to $1.02 in the third quarter of 2026 and increased 94.2% to $2.66 in the first nine months of 2026 as compared to the same periods in the prior year.
–Diluted EPS increased in the third quarter of 2026, primarily driven by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, a favorable year-over-year change in acquisition-related items and lapping prior year pension participation charges. These favorable items were partially offset by lapping a prior year gain on equity method investment transactions, higher restructuring charges, higher costs incurred for the ERP System Implementation program, higher intangible asset impairment charges, lapping a prior year favorable resolution of tax matters and incremental costs due to geopolitical conflicts.
–Diluted EPS increased in the first nine months of 2026, primarily driven by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, lapping prior year pension participation charges, a favorable year-over-year change in acquisition-related items and favorable initial impacts from enacted tax law changes. These favorable items were partially offset by lapping a prior year gain on equity method investment transactions, higher restructuring charges, higher costs incurred for the ERP System Implementation program, incremental costs due to geopolitical conflicts, higher intangible asset impairment charges and lapping prior year favorable resolution of tax matters.

Adjusted EPS – Adjusted EPS, a non-GAAP financial measure, increased 6.8% to $0.78 in the third quarter of 2026 and decreased 0.9% to $2.18 in the first nine months of 2026 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 5.5% to $0.77 in the third quarter of 2026 and decreased 4.1% to $2.11 in the first nine months of 2026 as compared to the same periods in the prior year. Refer to Non-GAAP Financial Measures for the definition of Adjusted EPS and Consolidated Results of Operations for our reconciliation with diluted EPS.
–Adjusted EPS increased in the third quarter of 2026, driven by operating increases and fewer shares outstanding, partially offset by higher income tax, higher interest and other expense and lower equity method investment net earnings.
–Adjusted EPS decreased in the first nine months of 2026, driven by operating declines and higher income tax, partially offset by fewer shares outstanding, lower interest and other expense and higher benefit plan non-service income.

Consolidated Results of Operations
Three Months Ended September 30

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions, except per share data)
Net revenues	$9,967	$9,744	$223	2.3%
Operating income	1,758	744	1,014	136.3%
Net earnings attributable to Mondelēz International	1,305	743	562	75.6%
Diluted earnings per share attributable to Mondelēz International	1.02	0.57	0.45	78.9%

Net Revenues – Net revenues increased $223 million (2.3%) to $9,967 million in the third quarter of 2026, and Organic Net Revenue (1) increased $207 million (2.1%) to $9,942 million. Emerging markets net revenues increased 4.9% and emerging markets Organic Net Revenue increased 4.1% (1). Developed markets net revenues increased 0.5% and developed markets Organic Net Revenue increased 0.8% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Three Months Ended September 30, 2026
Reported (GAAP)	$4,072	$5,895	$9,967
Currency-related items	(30)	5	(25)
Organic (Non-GAAP)	$4,042	$5,900	$9,942
Three Months Ended September 30, 2025
Reported (GAAP)	$3,881	$5,863	$9,744
Divestitures	—	(9)	(9)
Organic (Non-GAAP)	$3,881	$5,854	$9,735
% Change
Reported (GAAP)	4.9%	0.5%	2.3%
Divestitures	—	0.2	0.1
Currency-related items	(0.8)	0.1	(0.3)
Organic (Non-GAAP)	4.1%	0.8%	2.1%
Vol/Mix	2.2 pp	1.5 pp	1.8 pp
Pricing	1.9	(0.7)	0.3
(1)Refer to the Non-GAAP Financial Measures section for additional information.

Net revenues increased 2.3%, driven by by Organic Net Revenue growth of 2.1% and favorable currency-related items, partially offset by lapping prior year net revenue from a divestiture. Organic Net Revenue growth reflected favorable volume/mix and higher net pricing. Favorable volume/mix was driven by growth across all regions and categories, except beverages. Higher net pricing was driven by the benefit of carryover pricing from 2025 as well as input cost-driven pricing actions taken during 2026, and was reflected across all regions except Europe. Currency-related items increased net revenues by $25 million, primarily due to the strength of most currencies relative to the U.S. dollar, including the Mexican peso, Chinese yuan, Brazilian real and Australian dollar. These favorable impacts were partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Indian rupee, euro and Argentinean peso.

Operating Income – Operating income increased $1,014 million (136.3%) to $1,758 million in the third quarter of 2026. Adjusted Operating Income (1) increased $213 million (18.2%) to $1,384 million and Adjusted Operating Income on a constant currency basis (1) increased $199 million (17.0%) to $1,370 million due to the following:

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Operating Income	$1,758	$744	$1,014	136.3%
Restructuring charges	55	(6)	61
Intangible asset impairment charges	64	33	31
Mark-to-market (gains)/losses from derivatives	(543)	348	(891)
Acquisition-related items	(42)	18	(60)
Incremental costs due to geopolitical conflicts	22	—	22
ERP System Implementation costs	66	41	25
Remeasurement of net monetary position	4	9	(5)
Resolution of tax matters	—	(16)	16
Adjusted Operating Income (1)	$1,384	$1,171	$213	18.2%
Currency-related items	(14)	—	(14)
Adjusted Operating Income (constant currency) (1)	$1,370	$1,171	$199	17.0%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$31
Lower input costs	329
Favorable volume/mix	54
Higher selling, general and administrative expenses	(227)
Lower amortization of intangible assets	7
Lower fixed asset impairment charges	5
Total change in Adjusted Operating Income (constant currency) (1)	$199
(1)Refer to the Non-GAAP Financial Measures section for additional information.

During the third quarter of 2026, we realized lower input costs, favorable volume/mix and higher net pricing. The decrease in input costs was driven by lower raw material costs and lower manufacturing costs driven by productivity. Lower raw material costs were primarily due to lower cocoa, dairy and sugar, as well as favorable year-over-year currency exchange impacts on imported materials, partially offset by higher packaging, nuts, edible oils, energy, grains and other ingredient costs. Overall, favorable volume/mix was driven by growth across all categories. Higher net pricing, which included the benefit of carryover pricing from 2025 as well as input cost-driven pricing actions taken during 2026, was reflected across all regions except Europe.

Total selling, general and administrative expenses increased $217 million from the third quarter of 2025, which included higher costs incurred for the ERP System Implementation program, lapping prior year favorable resolution of tax matters and unfavorable currency-related impacts to expenses, which were partially offset by favorable year-over-year change in acquisition integration costs. Excluding these factors, selling, general and administrative expenses increased $227 million from the third quarter of 2025. The increase was driven primarily by higher advertising and consumer promotion costs and higher other selling, general and administrative expenses.

Currency-related items increased operating income by $14 million due to favorable currency translation rate changes, as the impact of extreme pricing in Argentina was not material. Favorable currency translation rate changes were primarily due to the strength of several currencies relative to the U.S. dollar, including the Chinese yuan, Brazilian real, Australian dollar and Mexican peso, partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Indian rupee, the euro and the Turkish lira.

Operating income margin increased from 7.6% in the third quarter of 2025 to 17.6% in the third quarter of 2026. The increase in operating income margin was driven primarily by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives, higher Adjusted Operating Income margin and a favorable year-over-year change in acquisition-related items, partially offset by higher restructuring charges, higher intangible asset impairment charges, incremental costs due to geopolitical conflicts and higher costs incurred for the ERP System Implementation program. Adjusted Operating Income margin increased from 12.0% for the third quarter of 2025 to 13.9% for the third quarter of 2026. The increase was driven primarily by lower raw material costs, lower manufacturing costs driven by productivity, higher net pricing and favorable volume/mix, partially offset by higher other selling, general and administrative expenses and higher advertising and consumer promotion costs.

Income Taxes – Our effective tax rate was 24.6% for the third quarter of 2026 as compared to 19.7% in the third quarter of 2025. The higher current quarter effective tax rate was driven by prior year tax benefits that did not recur in the current period, including benefits related to the provision for final tax return filings and the tax treatment of certain foreign pension assets. These items were partially offset by current period tax benefits from a legal entity reorganization and a more favorable jurisdictional mix of earnings, including mark-to-market gains and losses on commodity and foreign currency derivatives.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,305 million increased by $562 million (75.6%) in the third quarter of 2026. Diluted EPS attributable to Mondelēz International was $1.02 in the third quarter of 2026, up $0.45 (78.9%) from the third quarter of 2025. Adjusted EPS (1) was $0.78 in the third quarter of 2026, up $0.05 (6.8%) as compared to the third quarter of 2025. Adjusted EPS on a constant currency basis (1) was $0.77 in the third quarter of 2026, up $0.04 (5.5%) from the third quarter of 2025.

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$1.02	$0.57	$0.45	78.9%
Restructuring charges	0.04	—	0.04
Intangible asset impairment charges	0.04	0.02	0.02
Mark-to-market (gains)/losses from derivatives	(0.34)	0.21	(0.55)
Acquisition-related items	(0.03)	0.02	(0.05)
Incremental costs due to geopolitical conflicts	0.01	—	0.01
ERP System Implementation costs	0.04	0.02	0.02
Remeasurement of net monetary position	—	0.01	(0.01)
Pension participation changes	—	0.03	(0.03)
Resolution of tax matters	—	(0.02)	0.02
Gain on equity method investment transactions	—	(0.13)	0.13
Adjusted EPS (1)	$0.78	$0.73	$0.05	6.8%
Currency-related items	(0.01)	—	(0.01)
Adjusted EPS (constant currency) (1)	$0.77	$0.73	$0.04	5.5%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Increase in operations	$0.12
Change in interest and other expense, net	(0.01)
Change in equity method investment net earnings	(0.01)
Change in income taxes	(0.07)
Change in shares outstanding	0.01
Total change in Adjusted EPS (constant currency) (1)	$0.04

(1)Refer to the Non-GAAP Financial Measures section for additional information. The tax expense/(benefit) of each of the items excluded was as follows:
•For the three months ended September 30, 2026, taxes for the: restructuring charges were $(11) million, intangible asset impairment charges were $(16) million, mark-to-market gains from derivatives were $110 million, acquisition-related items were $(2) million, incremental costs due to geopolitical conflicts were $(4) million and ERP System Implementation program were $(17) million.
•For the three months ended September 30, 2025, taxes for the: intangible asset impairment charges were $(9) million, mark-to-market losses from derivatives were $(71) million, acquisition-related items were $5 million, ERP System Implementation program were $(10) million, remeasurement of net monetary position was zero, pension participation changes were $(14) million, resolution of tax matters was $10 million and gain on equity method investment transactions was zero.

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions, except per share data)
Net revenues	$29,402	$28,041	$1,361	4.9%
Operating income	4,512	2,596	1,916	73.8%
Net earnings attributable to Mondelēz International	3,413	1,786	1,627	91.1%
Diluted earnings per share attributable to Mondelēz International	2.66	1.37	1.29	94.2%

Net Revenues – Net revenues increased $1,361 million (4.9%) to $29,402 million in the first nine months of 2026, and Organic Net Revenue (1) increased $684 million (2.4%) to $28,695 million. Emerging markets net revenues increased 7.9% and emerging markets Organic Net Revenue increased 4.9% (1). Developed markets net revenues increased 2.8% and developed markets Organic Net Revenue increased 0.8% (1). The underlying changes in net revenues and Organic Net Revenue are detailed below:

	Emerging Markets	Developed Markets	Mondelēz International
Nine Months Ended September 30, 2026
Reported (GAAP)	$12,130	$17,272	$29,402
Currency-related items	(334)	(373)	(707)
Organic (Non-GAAP)	$11,796	$16,899	$28,695
Nine Months Ended September 30, 2025
Reported (GAAP)	$11,242	$16,799	$28,041
Divestitures	—	(30)	(30)
Organic (Non-GAAP)	$11,242	$16,769	$28,011
% Change
Reported (GAAP)	7.9%	2.8%	4.9%
Divestitures	—	0.2	0.1
Currency-related items	(3.0)	(2.2)	(2.6)
Organic (Non-GAAP)	4.9%	0.8%	2.4%
Vol/Mix	1.4 pp	0.2 pp	0.6 pp
Pricing	3.5	0.6	1.8
(1)Refer to the Non-GAAP Financial Measures section above for additional information.

Net revenues increased 4.9%, driven by favorable currency-related items and Organic Net Revenue growth of 2.4%, partially offset by lapping prior year net revenue from a divestiture. Currency-related items increased net revenues by $707 million, primarily due to the strength of most currencies relative to the U.S. dollar, including the euro, Brazilian real, Mexican peso, Australian dollar, Chinese yuan, Russian ruble and British pound sterling, partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Indian rupee and Argentinean peso. Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing reflected the carryover benefit of pricing actions taken in 2025, as well as input cost-driven pricing actions taken during the first nine months of 2026, and was reflected across all regions except Europe. Favorable volume/mix in AMEA and North America was partially offset by unfavorable volume/mix in Europe and Latin America, driven by pricing elasticity impacts.

Operating Income – Operating income increased $1,916 million (73.8%) to $4,512 million in the first nine months of 2026. Adjusted Operating Income (1) decreased $40 million (1.0%) to $3,788 million and Adjusted Operating Income on a constant currency basis (1) decreased $140 million (3.7%) to $3,688 million due to the following:

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Operating Income	$4,512	$2,596	$1,916	73.8%
Restructuring charges	111	(12)	123
Intangible asset impairment charges	64	33	31
Mark-to-market (gains)/losses from derivatives	(1,097)	1,110	(2,207)
Acquisition-related items	(35)	(11)	(24)
Divestiture-related items	(1)	(8)	7
Incremental costs due to geopolitical conflicts	40	1	39
ERP System Implementation costs	174	111	63
Remeasurement of net monetary position	20	24	(4)
Resolution of tax matters	—	(16)	16
Adjusted Operating Income (1)	$3,788	$3,828	$(40)	(1.0)%
Currency-related items	(100)	—	(100)
Adjusted Operating Income (constant currency) (1)	$3,688	$3,828	$(140)	(3.7)%

Key Drivers of Adjusted Operating Income (constant currency)	$ Change
Higher net pricing	$494
Higher input costs	(168)
Favorable volume/mix	12
Higher selling, general and administrative expenses	(513)
Lower amortization of intangible assets	31
Lower fixed asset impairment charges	4
Total change in Adjusted Operating Income (constant currency) (1)	$(140)
(1)Refer to the Non-GAAP Financial Measures section above for additional information.

During the first nine months of 2026, we realized higher net pricing and favorable volume/mix, partially offset by higher input costs. Higher net pricing, which included the carryover impact of pricing actions taken in 2025 as well as the effects of input cost-driven pricing actions taken during the first nine months of 2026, was reflected across all regions, except Europe. Overall, favorable volume/mix was mainly driven by AMEA, partially offset by all other regions. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs driven by productivity. Higher raw material costs were primarily due to higher packaging, nuts, edible oils, energy, grains and other ingredient costs, as well as unfavorable year-over-year currency exchange impacts on imported materials, partially offset by lower cocoa, dairy and sugar.

Total selling, general and administrative expenses increased $698 million from the first nine months of 2025, which included unfavorable currency-related impacts to expenses, higher costs incurred for the ERP System Implementation program and lapping prior year favorable resolution of tax matters. Excluding these unfavorable factors, selling, general and administrative expenses increased $513 million from the first nine months of 2025. The increase was driven primarily by higher other selling, general and administrative expenses and higher advertising and consumer promotion costs.

Currency-related items increased operating income by $100 million, primarily due to the strength of several currencies relative to the U.S. dollar, including the Brazilian real, Chinese yuan, the euro and the Mexican peso.

Operating income margin increased from 9.3% in the first nine months of 2025 to 15.3% in the first nine months of 2026. The increase in operating income margin was driven primarily by a favorable year-over-year change in mark-to-market impacts from commodity and foreign currency derivatives and a favorable year-over-year change in acquisition-related items, partially offset by lower Adjusted Operating Income margin, higher restructuring charges, higher costs incurred for the ERP System Implementation program, higher incremental costs due to geopolitical conflicts and higher intangible asset impairment charges. Adjusted Operating Income margin decreased from 13.7% for the first nine months of 2025 to 12.9% for the first nine months of 2026. The decrease was driven primarily by higher raw material costs, higher other selling, general and administrative expenses and higher advertising and consumer promotion costs, partially offset by higher net pricing, lower manufacturing costs driven by productivity and lower amortization of intangible assets.

Income Taxes – Our effective tax rate for the nine months ended September 30, 2026 was 23.1% as compared to 24.9% for the nine months ended September 30, 2025. The lower year-to-date effective tax rate was driven by current period tax benefits from legal entity reorganizations, an amended tax return filing in the U.S., and a more favorable jurisdictional mix of earnings, including mark-to-market gains and losses on commodity and foreign currency derivatives. These items were partially offset by prior year tax benefits that did not recur in the current period, including benefits related to the provision for final tax return filings, the tax treatment of certain foreign pension assets, and the release of liabilities for uncertain tax positions due to audit developments and statute of limitation expirations.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,413 million increased by $1,627 million (91.1%) in the first nine months of 2026. Diluted EPS attributable to Mondelēz International was $2.66 in the first nine months of 2026, up $1.29 (94.2%) from the first nine months of 2025. Adjusted EPS (1) was $2.18 in the first nine months of 2026, down $0.02 (0.9%) from the first nine months of 2025. Adjusted EPS on a constant currency basis (1) was $2.11 in the first nine months of 2026, down $0.09 (4.1%) from the first nine months of 2025.

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Diluted EPS attributable to Mondelēz International	$2.66	$1.37	$1.29	94.2%
Restructuring charges	0.07	(0.01)	0.08
Intangible asset impairment charges	0.04	0.02	0.02
Mark-to-market (gains)/losses from derivatives	(0.68)	0.68	(1.36)
Acquisition-related items	(0.03)	0.01	(0.04)
Incremental costs due to geopolitical conflicts	0.03	—	0.03
ERP System Implementation costs	0.10	0.06	0.04
Remeasurement of net monetary position	0.01	0.02	(0.01)
Pension participation changes	—	0.20	(0.20)
Resolution of tax matters	—	(0.02)	0.02
Initial impacts from enacted tax law changes	(0.02)	—	(0.02)
Gain on equity method investment transactions	—	(0.13)	0.13
Adjusted EPS (1)	$2.18	$2.20	$(0.02)	(0.9)%
Currency-related items	(0.07)	—	(0.07)
Adjusted EPS (constant currency) (1)	$2.11	$2.20	$(0.09)	(4.1)%

Key Drivers of Adjusted EPS (constant currency)	$ Change
Decrease in operations	$(0.08)
Change in benefit plan non-service income	0.01
Change in interest and other expense, net	0.02
Change in income taxes	(0.07)
Change in shares outstanding	0.03
Total change in Adjusted EPS (constant currency) (1)	$(0.09)
(1)Refer to the Non-GAAP Financial Measures section above for additional information. The tax expense/(benefit) of each of the items excluded was as follows:
•For the nine months ended September 30, 2026, taxes for the: restructuring charges were $(24) million, intangible asset impairment charges were $(16) million, mark-to-market gains from derivatives were $223 million, acquisition-related items were $1 million, incremental costs due to geopolitical conflicts were $(4) million, ERP System Implementation program were $(45) million, remeasurement of net monetary position was zero and initial impacts from enacted tax law changes were $(29) million.
•For the nine months ended September 30, 2025, taxes for the: restructuring charges were $3 million, intangible asset impairment charges were $(9) million, mark-to-market losses from derivatives were $(223) million, acquisition-related items were $19 million, ERP System Implementation program were $(28) million, remeasurement of net monetary position was zero, pension participation changes were $(87) million, resolution of tax matters were $10 million and gain on equity method investment transactions was zero.

Results of Operations by Reportable Segment

Our operations and management structure are organized into four operating segments which are also our reportable segments:
•Latin America
•AMEA
•Europe
•North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise across our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions. Refer to Note 15, Segment Reporting, for additional information on our segments and Items Affecting Comparability of Financial Results earlier in this section for items affecting our segment operating results.

Our reconciliation of segment net revenues and earnings to consolidated financial statement totals were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net revenues:
Latin America	$1,387	$1,238	$4,109	$3,635
AMEA	2,182	2,017	6,457	5,854
Europe	3,552	3,674	10,800	10,636
North America	2,846	2,815	8,036	7,916
Net revenues	$9,967	$9,744	$29,402	$28,041
Segment operating income:
Latin America	$170	$147	$485	$419
AMEA	372	199	952	813
Europe	339	275	1,015	1,251
North America	448	547	1,263	1,486
Mark-to-market gains/(losses) from derivatives	543	(348)	1,097	(1,110)
General corporate expenses	(88)	(44)	(222)	(156)
Amortization of intangible assets	(26)	(32)	(79)	(107)
Gain on divestiture	—	—	1	—
Operating income	$1,758	$744	$4,512	$2,596

Latin America

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$1,387	$1,238	$149	12.0%
Segment operating income	170	147	23	15.6%

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$4,109	$3,635	$474	13.0%
Segment operating income	485	419	66	15.8%

Three Months Ended September 30:

Net revenues increased $149 million (12.0%), due to higher net pricing (6.1 pp), favorable impact of currency-related items (5.1 pp) and favorable volume/mix (0.8 pp). Higher net pricing was driven by input cost-driven pricing actions and reflected across all categories. Currency-related items were favorable due to the strength of most currencies relative to the U.S. dollar, including the Mexican peso, Brazilian real and Colombian peso, partially offset by the strength of the U.S. dollar relative to the Argentinean peso. Favorable volume/mix reflected volume growth in Argentina, partially offset by declines in Brazil and Mexico. Overall, favorable volume/mix was driven by gains in biscuits & baked snacks, gum & candy and meals, partially offset by chocolate and beverages.

Segment operating income increased $23 million (15.6%), primarily due to higher net pricing, favorable currency translation rate changes and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher advertising and consumer promotion costs, higher raw material costs, higher other selling, general and administrative expenses, lapping prior year favorable resolution of tax matters and higher costs incurred for the ERP System Implementation program.

Nine Months Ended September 30:

Net revenues increased $474 million (13.0%), due to higher net pricing (7.4 pp) and favorable impact of currency-related items (6.2 pp), partially offset by unfavorable volume/mix (0.6 pp). Higher net pricing was driven by input cost-driven pricing actions and reflected across all categories. Currency-related items were favorable due to the strength of most currencies relative to the U.S. dollar, primarily the Brazilian real and Mexican peso, partially offset by the strength of the U.S. dollar relative to the Argentinean peso. Unfavorable volume/mix reflected pricing elasticity, mainly in Brazil. Overall, unfavorable volume/mix was driven by declines in chocolate and beverages, partially offset by gains in gum & candy, biscuits & baked snacks and meals.

Segment operating income increased $66 million (15.8%), primarily due to higher net pricing, favorable currency-related items and lower manufacturing costs driven by productivity. These favorable items were partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher costs incurred for the ERP System Implementation program, lapping prior year favorable resolution of tax matters and unfavorable volume/mix.

AMEA

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$2,182	$2,017	$165	8.2%
Segment operating income	372	199	173	86.9%

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$6,457	$5,854	$603	10.3%
Segment operating income	952	813	139	17.1%

Three Months Ended September 30:

Net revenues increased $165 million (8.2%), due to favorable volume/mix (5.5 pp), higher net pricing (2.2 pp) and favorable currency translation rate changes (0.5 pp). Favorable volume/mix reflected volume growth in all categories except beverages. Higher net pricing, driven by input cost-driven pricing actions, was reflected primarily in chocolate and biscuits & baked snacks. Favorable currency translation impacts were due to the strength of several currencies in the region relative to the U.S. dollar, including the Chinese yuan and Australian dollar, partially offset by the strength of U.S. dollar relative to a few currencies, primarily the Indian rupee.

Segment operating income increased $173 million (86.9%), primarily due to a favorable year-over-year change in acquisition-related items, higher net pricing, lower manufacturing costs driven by productivity and favorable volume/mix. These favorable items were partially offset by higher advertising and consumer promotion costs and higher other selling, general and administrative expenses.

Nine Months Ended September 30:

Net revenues increased $603 million (10.3%), due to favorable volume/mix (5.5 pp), higher net pricing (3.2 pp) and favorable currency translation rate changes (1.6 pp). Favorable volume/mix was reflected in all categories except for beverages. Higher net pricing, driven by input cost-driven pricing actions, was reflected primarily in chocolate and biscuits & baked snacks. Favorable currency translation impacts were due to the strength of several currencies in the region relative to the U.S. dollar, including the Australian dollar, Chinese yuan and South African rand, partially offset by the strength of the U.S. dollar relative to a few currencies, primarily the Indian rupee.

Segment operating income increased $139 million (17.1%), primarily due to higher net pricing, lower manufacturing costs driven by productivity, favorable year-over-year change in acquisition-related items, favorable volume/mix and favorable currency translation rate changes. These favorable items were partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses and incremental costs due to geopolitical conflicts.

Europe

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$3,552	$3,674	$(122)	(3.3)%
Segment operating income	339	275	64	23.3%

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$10,800	$10,636	$164	1.5%
Segment operating income	1,015	1,251	(236)	(18.9)%

Three Months Ended September 30:

Net revenues decreased $122 million (3.3%), due to lower net pricing (3.7 pp) and unfavorable currency translation rate changes (1.2 pp), partially offset by favorable volume/mix (1.6 pp). Lower net pricing was primarily driven by the lapping of input cost-driven pricing actions taken in the prior year, partially offset by higher net pricing in gum & candy. Unfavorable currency translation impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the euro and the Turkish lira. Overall, favorable volume/mix was reflected across all categories, except for gum & candy and beverages.

Segment operating income increased $64 million (23.3%), primarily due to lower raw material costs, favorable volume/mix and lower manufacturing costs driven by productivity. These favorable items were partially offset by lower net pricing, higher restructuring charges, higher other selling, general and administrative expenses, higher intangible asset impairment charges, incremental costs due to geopolitical conflicts, higher advertising and consumer promotion costs and higher costs incurred for the ERP System Implementation program.

Nine Months Ended September 30:

Net revenues increased $164 million (1.5%), due to favorable currency translation rate changes (3.5 pp), partially offset by unfavorable volume/mix (1.2 pp) and lower net pricing (0.8 pp). Favorable currency translation rate changes reflected the strength of most currencies relative to the U.S. dollar, including the euro, Russian ruble and British pound. Unfavorable volume/mix reflected volume declines as the category continued to experience pricing elasticity effects from prior year pricing actions, partially offset by favorable product mix. Unfavorable volume/mix was primarily driven by declines in chocolate, gum & candy and beverages. Lower net pricing was reflected across all categories, except gum & candy.

Segment operating income decreased $236 million (18.9%), primarily due to higher restructuring charges, lower net pricing, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher costs incurred for the ERP System Implementation program, higher intangible asset impairment charges and higher incremental costs due to geopolitical conflicts. These unfavorable items were partially offset by lower raw material costs, lower manufacturing costs driven by productivity and favorable currency-related items.

North America

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$2,846	$2,815	$31	1.1%
Segment operating income	448	547	(99)	(18.1)%

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in millions)
Net revenues	$8,036	$7,916	$120	1.5%
Segment operating income	1,263	1,486	(223)	(15.0)%

Three Months Ended September 30:

Net revenues increased $31 million (1.1%), due to higher net pricing (1.6 pp), partially offset by lapping prior year net revenue from a divestiture (0.3 pp) and unfavorable currency translation rate changes (0.2 pp). Higher net pricing was reflected across all categories, while volume/mix was flat. Unfavorable currency translation rate changes were due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income decreased $99 million (18.1%), primarily due to higher advertising and consumer promotion costs, higher raw material costs, higher intangible asset impairment charges and unfavorable acquisition-related items reflecting a lower year-over-year benefit from contingent consideration adjustments related to Clif Bar. These unfavorable items were partially offset by higher net pricing and lower manufacturing costs driven by productivity.

Nine Months Ended September 30:

Net revenues increased $120 million (1.5%), due to higher net pricing (1.6 pp), favorable volume/mix (0.2 pp) and favorable currency translation rate changes (0.1 pp), partially offset by lapping prior year net revenue from a divestiture (0.4 pp). Higher net pricing and favorable volume/mix were primarily driven by chocolate. Favorable currency translation rate changes were due to the strength of the Canadian dollar relative to the U.S. dollar.

Segment operating income decreased $223 million (15.0%), primarily due to higher raw material costs, higher advertising and consumer promotion costs, unfavorable acquisition-related items reflecting a lower year-over-year benefit from contingent consideration adjustments related to Clif Bar, unfavorable volume/mix, higher other selling, general and administrative expenses, higher intangible asset impairment charges and higher costs incurred for the ERP System Implementation program. These unfavorable items were partially offset by higher net pricing and lower manufacturing costs due to productivity.

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

Long-term cash requirements primarily relate to funding long-term debt repayments (refer to Note 6, Debt and Borrowing Arrangements), deferred taxes (refer to Note 16, Income Taxes, in our Annual Report on Form 10-K for the year ended December 31, 2025), long-term benefit plan obligations (refer to Note 8, Benefit Plans, in Item 1 herein and Note 10, Benefit Plans, in our Annual Report on Form 10-K for the year ended December 31, 2025) and commodity-related purchase commitments and derivative contracts (refer to Note 7, Financial Instruments).

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

Cash Flow
We believe our ability to generate substantial cash from operating activities and readily access capital markets and secure financing at competitive rates are key strengths and give us significant flexibility to meet our short- and long-term financial commitments. Our cash flow activity is noted below:

	For the Nine Months Ended September 30,
	2026	2025
	(in millions)
Net cash provided by/(used in):
Operating activities	$2,606	$2,117
Investing activities	(1,163)	(930)
Financing activities	(1,952)	(1,346)

Net Cash Provided by Operating Activities
The increase in net cash provided by operating activities was primarily due to favorable changes in working capital, partially offset by lower cash-basis net earnings.

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

Net Cash Used in Financing Activities
The increase in cash used in financing activities was primarily due to lower net proceeds from commercial paper and other short-term borrowings, lower proceeds from long-term debt issuances and higher dividends paid, partially offset by lower share repurchases and lower long-term debt repayments in the first nine months of 2026 compared to the same prior year period.

Dividends
We paid dividends of $1,927 million in the first nine months of 2026 and $1,842 million in the first nine months of 2025. The third quarter 2026 dividend of $0.52 per share, declared on July 28, 2026 for shareholders of record as of September 30, 2026, was paid on October 14, 2026. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Guarantees
As discussed in Note 9, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of certain vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. As of September 30, 2026 and December 31, 2025, we had no material third-party guarantees recorded on our condensed consolidated balance sheets. Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Debt
The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet our short-term working capital or other financing needs.

At its December 2025 meeting, the Board of Directors approved a new $4 billion long-term financing authorization that replaced the prior long-term financing authorization of $4 billion. As of September 30, 2026, $2.9 billion of the long-term financing authorization remained available.

Our total debt was $21.7 billion as of September 30, 2026 and $21.2 billion as of December 31, 2025. Our debt-to-capitalization ratio was 0.45 at September 30, 2026 and 0.45 at December 31, 2025. At September 30, 2026, the weighted-average term of our outstanding long-term debt was 6.9 years. Our average daily commercial paper borrowings outstanding were $2.3 billion in the first nine months of 2026 and $2.2 billion in the first nine months of 2025.

One of our subsidiaries, Mondelez International Holdings Netherlands B.V. (“MIHN”), has outstanding debt. The operations held by MIHN generated approximately 75.2% (or $22.1 billion) of the $29.4 billion of consolidated net revenue for the nine months ended September 30, 2026. The operations held by MIHN represented approximately 97.8% (or $26.1 billion) of the $26.7 billion of consolidated net assets as of September 30, 2026.

Refer to Note 6, Debt and Borrowing Arrangements, for additional information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. Throughout 2026 the market for cocoa has experienced price volatility, however, changes in market prices are not immediately reflected in our cost of goods sold due to our commodity hedging program and the timing of inventory consumption. Other drivers of the increase in our aggregate commodity costs during the first nine months of 2026 included higher packaging, nuts, edible oils, energy, grains and other ingredient costs, as well as unfavorable year-over-year currency exchange impacts on imported materials, partially offset by lower dairy and sugar costs. While the costs of our principal raw materials fluctuate, generally we believe there will continue to be an adequate supply of the raw materials we use and that they will broadly remain available.

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

During the first nine months of 2026, price volatility and the aggregate cost environment were impacted by international supply chain and labor market disruptions and generally higher commodity, transportation and labor costs. We expect these conditions to continue to impact our aggregate commodity costs. In particular, cocoa costs are lower compared to prior year but are expected to remain elevated compared to historical levels in the near- and medium-term due to these factors. It is possible that we may not be able to increase prices sufficiently to fully cover the incremental costs of cocoa prices in this environment and/or our hedging strategies may not protect us from increases in cocoa costs, which could result in a significant adverse impact on our profitability.

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

We principally utilize derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. Additionally, we periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. For additional information on our derivative activity and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, see Note 7, Financial Instruments and for additional information on our debt activity, see Note 6, Debt and Borrowing Arrangements.

For additional information on our strategies, policies and practices on an ongoing basis, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, we completed the implementation of a new ERP system for our North America and Latin America segments, which was the first phase of our ERP System Implementation described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. The implementation was subject to various testing and review procedures prior to and after execution and we will continue to monitor and evaluate the ERP system and related controls during the post-implementation period. In connection with the implementation, we have updated our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Management does not believe that the implementation has had an adverse effect on our internal control over financial reporting.

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2026. Except with respect to the ERP System Implementation, described above, there were no material changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 9, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2026 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (4)
July 1-31, 2026	4,305,665	$59.48	4,294,925	$6,237
August 1-31, 2026	1,180,201	63.13	1,178,966	6,162
September 1-30, 2026	5,497,834	60.88	5,496,525	5,828
For the Quarter Ended September 30, 2026	10,983,700	60.57	10,970,416

(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of deferred stock that vested, totaling 10,740 shares, 1,235 shares and 1,309 shares for the months of July, August and September 2026, respectively.
(2)Effective January 1, 2025, our Board of Directors authorized a program for the repurchase of up to $9.0 billion of our Common Stock through December 31, 2027, excluding excise taxes. During the nine months ended September 30, 2026, we repurchased $874 million and, as of September 30, 2026, we had approximately $5.8 billion of share repurchase authorization remaining. See related information in Note 10, Shareholders' Equity.
(3)Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.
(4)Dollar values stated in millions.

Item 5. Other Information.

(c) Insider Trading Arrangements
On September 10, 2026, Gustavo Valle, Executive Vice President and President, North America, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the "10b5-1 Plan"). The 10b5-1 Plan provides for (i) the potential exercise of vested stock options and the associated sale of up to 69,520 shares of common stock and (ii) the sale of up to 15,000 shares of our common stock, in each case over a period ending on August 31, 2027, subject to certain conditions.

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
101
The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5.

104	The cover page from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ AMIT BANATI
Amit Banati
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

October 29, 2026

